Form 10KSB/A
period 1995-12-31
INFINITE MACHINES CORP
filed 1996-05-14
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995


                         Commission File Number 0-21816

                             INFINITE MACHINES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                     52-1490422
             ---------------------------------    -------------------
               (State or other jurisdiction        (I.R.S. Employer
             of incorporation or organization)    Identification No.)

923 Incline Way, #9, P.O. Box 8219, Incline Village, NV                 89452
- -------------------------------------------------------              -----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number                                         (702) 831-4680
                                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
- -------------------                  -----------------------------------------
      None                                             None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                                (Title of class)
                         Common Stock Purchase Warrants
                                (Title of class)


The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1995 to include the information required by Part III, Items 10, 11 and 12.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

     The following table, together with the accompanying footnotes, sets forth information, as of June 1, 1995, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and executive officers of the Company as a group.

      Name of                 Shares of Common Stock           Percentage
Beneficial Owner(1)            Beneficially Owned(2)           of Class(3)
- ----------------              ----------------------           -----------
Carle C. Conway                      2,078,169(4)                32.6%(5)
Clifford G. Brockmyre                  616,869(6)                10.4%(5)
Robert J. Sherwood                       7,500(7)                  *  (5)
James R. Rowe                            5,000(8)                  *  (5)

All executive officers               2,714,205(9)                41.7%(10)
  and directors as a
  group (5 persons)

- --------------------
* less than 1%
(1) The mailing address for Carle C. Conway and Clifford G. Brockmyre is P.O. Box 8219, Incline Village, Nevada 89452 and 1 Industrial Drive South, Lan-Rex Industrial Park, Smithfield, Rhode Island 02917, respectively.
(2) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(3) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(4) Includes (i) 53,719 shares issuable upon exercise of a currently exercisable outstanding warrant, (ii) 104,258 shares owned by Mr. Conway's daughter, as to which he disclaims beneficial ownership, (iii) 434,736 shares issuable upon conversion of outstanding promissory notes of the Company held by Mr. Conway, (iv) 66,489 owned by a trust established for Mr. Conway's daughter of which Mr. Conway's wife is the trustee, which shares Mr. Conway disclaims beneficial ownership of and (v) 750,000 shares held in escrow pursuant to the terms of an Escrow Agreement between Mr. Conway and H.J. Meyers & Co., Inc.
(5) Assumes that all currently exercisable options or warrants or convertible notes owned by this individual have been exercised.
(6) Includes 57,143 shares issuable upon conversion of an outstanding promissory note of the Company held by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership and 50,000 shares subject to currently exercisable options.
(7)  Includes 7,500 shares subject to currently exercisable options or warrants.
(8)  Includes 5,000 shares subject to currently exercisable options or warrants
(9) Includes 681,254 shares subject to currently exercisable options, warrants or convertible notes.
(10) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1995, 1994 and 1993, individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer; and
(2) the other most highly paid executive officers of the Company in Fiscal 1995 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                    Annual Compensation   Long-Term     All
                                    ------------------- Compensation   Other
Name and Principal Position   Year   Actual   Deferred    Options   Compensation
- ---------------------------   ----   ------   --------    -------   ------------

Carle C. Conway               1995  $150,000     --          --         --
Chairman of the Board         1994  $150,000
and Chief Executive Officer   1993  $105,577     --          --         --

Clifford J. Brockmyre         1995  $140,000     --          --         --
President and Chief Operating 1994  $ 70,000*    --          --         --
Officer

- --------------------------------
* Mr. Brockmyre joined the Company in July 1994.

Employment Agreements

     The Company has an employment agreement with Carle C. Conway, its Chairman and Chief Executive Officer, for a term expiring on May 31, 1998 which provides for an annual base salary of $150,000 and various benefits. The agreement also provides, among other things, that, if Mr. Conway is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with the Company, divulging confidential information, dishonesty or misconduct detrimental to the Company or breach of a material term of the agreement), the Company will pay to him a lump sum amount equal to the greater of $150,000 or the salary payable over the unexpired term of the employment agreement. The Company owns a key-man life insurance policy in the amount of $1 million on the life of Mr. Conway.

     In connection with the acquisition of HGG Laser Fare, Inc. in July, 1994, the company entered into an employment agreement with Clifford G. Brockmyre, pursuant to which Mr. Brockmyre is employed as Chief Executive Officer and President of Laser Fare. The agreement expires on December 31, 1998 and provides for an annual salary at the rate of $140,000, subject to increases in the discretion of the Company's Board of Directors. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in the Company's bonus plan. Additionally, Mr. Brockmyre is eligible for other bonuses as determined in the sole discretion of the Board of Directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause, the Company will pay to him a lump sum amount equal to the lesser of $140,000 or a severance payment not to exceed the amount due annually.

Stock Option Plans

     In December 1991, the Board of Directors and stockholders of the Company adopted a stock option plan, which was amended in April 1993 (the "1993 Stock Option Plan"). In April 1994, the Board of Directors adopted the 1994 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1994 Annual Meeting of Stockholders. In June 1995 the Board of Directors adopted the 1995 Stock Option Plan which was approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. The 1993, 1994 and 1995 Stock Option Plans are collectively referred to herein as the "Option Plans". The 1993, 1994 and 1995 Option Plans provide for the grant to employees, officers and consultants of options to purchase up to 250,000, 225,000 and 255,000 shares of Common Stock, respectively, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The Option

Plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees of the Company.

     The Option Plans are administered by the Compensation Committee of the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price. The members of this committee are ineligible to receive options under the Option Plans.

     The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Option Plans unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which to exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, the option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

     In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary non-employee directors' stock option plan (the "Directors' Plan") that provides for the grant to non-employee directors of non-qualified options to purchase up to 50,000 shares of Common Stock. Pursuant to the Directors' Plan, each new non-employee director of the Company is automatically granted, upon becoming a director, an option to purchase 2,500 shares of Common Stock at the fair market value of such shares on the grant date. Each option vests one year from the date of grant. In addition, each non-employee director shall automatically be granted an option to purchase 2,500 shares at the fair market value of such shares on the date of grant, on the last day of each fiscal year during which he serves as a director of the Company. Such options shall vest one year from the date of grant.

     Options under the Option Plan and Directors' Plan must be granted within 10 years from the effective date of each respective plan. Incentive stock options granted under the plans cannot be exercised more than 10 years from the date of grant, except that incentive stock options issued to greater than 10% stockholders are limited to five year terms. All options granted under the plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options without making any additional cash investment.

     Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the Company become available once again for issuance. As of May 8, 1996, the Company had outstanding non-qualified options to purchase an aggregate of 10,000 shares of Common Stock to Robert J. Sherwood and 7,500 shares of Common Stock to James R. Rowe under the Directors' Plan. These options are exercisable at prices ranging from $1.88 to $2.75 per share.

Option Grants to Named Executives During 1995 Fiscal Year

                                                            Individual Grants

                             Number of Securities           Percent of Total
                                  Underlying          Options/Granted to Employees
          Name               Options/Granted (#)             in Fiscal Year          Exercise Price ($/Sh)    Expiration Date
    ----------------         -------------------             --------------          ---------------------    ---------------
    Carle C. Conway                 75,000                        20.5%                       $1.44                 7/7/95
 Clifford J. Brockmyre             115,000                        31.5%                       $1.58                 7/7/95

     No options were exercised by any Named Executive during the year ended December 31, 1995.

Director Compensation

     The Company does not pay a fee to directors for services rendered as directors. Each director is reimbursement for travel expenses incurred in connection with attendance at meeting of the Board of Directors and its committees.

                              CERTAIN TRANSACTIONS

     Between December 1994 and January 1996, the Company borrowed an aggregate of $710,495 for working capital from Carle C. Conway, a stockholder, officer and director of the Company. The loans are evidenced by three-year promissory notes which mature from December 1997 through January 1998, and bear interest at the rate of 10% per annum. The notes are convertible at the discretion of the holder into shares of Common Stock at a conversion price ranging from $1.13 to $2.00 per share.

     In April 1995, the Company borrowed $100,000 for working, capital from Shelia Brockmyre, the wife of Clifford G. Brockmyre an officer director and principal stockholder of the Company. The loan is evidenced by a three-year promissory note which matures in April 1998 and bears interest at the rate of 10% per annum. The note is convertible at the discretion of the holder into shares of Common Stock at the conversion price of $1.75 per share, subject to adjustment.

     In March 1995, the Company borrowed $125,000 for working capital from a trust established for Mr. Conway's daughter, of which Mr. Conway's wife is the trustee. The loan was evidenced by a three-year promissory note which matures in March 1998 and bears interest at the rate of 10% per annum. The note was converted into 66,489 shares of Common Stock on March 27, 1996.

     The Company believes the foregoing transactions which involved affiliates were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the Company, all transactions between the Company and any of its officers, directors or principal stockholders are for bona fide purposes and are approved by a majority of the disinterested members of the Board of Directors.

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.


                         INFINITE MACHINES CORP.



                         By:/s/ Daniel Landi
                            ----------------------------------------------------
                            Daniel Landi, Chief Financial and Accounting Officer


Dated: May 10, 1996