Form 10QSB
period 1996-03-31
INFINITE MACHINES CORP
filed 1996-05-14
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number  0-21816

                             INFINITE MACHINES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                                         52-1490422
     ---------------------------------------------------------------------------
     (State or other jurisdiction                               (I.R.S. Employer
            of organization)                                 Identification No.)

       923 Incline Way, Suite #9, P.O. Box 8219, Incline Village, NV   89452
       -------------------------------------------------------------------------
       (Address of principal executive office)                       (Zip Code)

                                 (702) 831-4680
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|      No |_|

As of May 8, 1996 the Registrant had a total of 5,852,032 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX


                          INFINITE MACHINES CORPORATION


PART 1. FINANCIAL INFORMATION

                                                                     Page
                                                                     ----

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995                           1

         Consolidated Statements of Operations-Three Months
         Ended March 31, 1996 and 1995.                                 2

         Consolidated Statements of Cash Flows-Three Months
         Ended March 31, 1996 and 1995.                                 3

         Notes to Unaudited Consolidated Financial
         Statements                                                     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        5 - 7


PART II. OTHER INFORMATION

Items
 1-6     Not Applicable                                                 8


SIGNATURES                                                              9

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,    December 31,
ASSETS                                                   1996           1995
                                                     -----------    -----------

Current Assets
  Cash and cash equivalents                          $    26,470    $    24,702
  Restricted funds                                       118,390         70,355
  Accounts receivable, net of allowance                1,036,706        909,833
  Inventories                                            154,698        180,546
  Other current assets                                    84,214        134,323
                                                     -----------    -----------
      Total current assets                             1,420,478      1,319,759

Property and equipment, net                            3,594,710      3,632,648

Other Assets
  Notes receivable - stockholders                        185,968        195,880
  Inventoried parts                                      196,909        214,810
  Net asset of subsidiary sold pursuant to
    contractual obligation                               399,595        399,595
  Other assets, net                                      417,327        368,110
                                                     -----------    -----------
      Total other assets                               1,199,799      1,178,395
                                                     -----------    -----------
                                                     $ 6,214,987    $ 6,130,802
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $   499,289    $   447,371
  Accounts payable and accrued expenses                  841,668        786,011
  Current maturities of long-term obligations            137,459        140,409
                                                     -----------    -----------
      Total current liabilities                        1,478,416      1,373,791

Long term obligations                                  3,543,437      4,003,097

Stockholders' equity
 Common stock, $.001 par value, 20,000,000                 5,933          5,490
  shares authorized, 5,931,386 and 5,490,189
  shares issued and outstanding
  Additional paid-in capital                           9,445,266      8,779,209
 Accumulated deficit                                  (8,258,065)    (8,030,785)
                                                     -----------    -----------
      Total stockholders' equity                       1,193,134        753,914
                                                     -----------    -----------
                                                     $ 6,214,987    $ 6,130,802
                                                     ===========    ===========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months       Three Months
                                              Ended March 31,    Ended March 31,
                                                   1996               1995
                                              ---------------    ---------------

Sales                                          $ 1,302,835         $ 1,165,539
Cost of goods sold                                 785,836             750,411
                                               -----------         -----------
  Gross profit                                     516,999             415,128

Costs and expenses
  Operating expenses                                33,438              35,064
  Research and development                            --               148,857
  General and administrative expenses              343,154             482,797
  Selling expenses                                 117,074              99,229
  Depreciation and amortization                    154,118             165,509
                                               -----------         -----------
    Total costs and expenses                       647,784             931,456

Operating loss                                     130,785             516,328

Other (income) expense
  Interest and dividend income                          (7)             (4,853)
  Interest expense                                  89,032              52,289
  Loss/(Gain) on sale of equipment                    --                   738
   Other (income) expense                           (4,164)             (2,904)
                                               -----------         -----------
     Total other (income) expense                   84,861              45,270
                                               -----------         -----------

Loss before provision for income taxes             215,646             561,598

Provision for income taxes                          11,662                --
                                               -----------         -----------
  Net loss                                     $   227,308         $   561,598
                                               ===========         ===========
Per share:
  Net loss per common share                    $      0.04         $      0.11
                                               ===========         ===========

  Weighted average number of common
  shares outstanding                             5,437,146           5,131,946
                                               ===========         ===========

     See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended   Three Months Ended
                                                            March 31,            March 31,
                                                              1996                 1995
                                                       ------------------   ------------------
Cash flows from operating activities:
  Net loss                                                $  (227,280)          $(561,598)
  Adjustments to reconcile net loss to net cash used
  in operating activities
    Depreciation and amortization                             154,118             165,509
    Loss (gain) on dispositions of assets                        --                43,281
    Translation adjustment                                       --                23,884
    Asset writedown and allowances                              9,912                --
     Changes in assets and liabilities:
       (Increase) decrease in assets
       Accounts receivable                                   (126,873)           (110,628)
       Other assets                                           (58,621)            (34,036)
       Inventory and inventoried parts                         43,749                --
       Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                  107,516             (60,383)
                                                          -----------           ---------
Net cash used in operating activities:                        (97,479)           (533,971)

Cash flows from investing activities:
   Available-for-sale securities
     Redemptions                                                 --               751,973
   Purchase of property and equipment                         (56,667)           (204,757)
   Purchase of other long term assets                            --               (23,698)
   Cost of intangibles                                           --                  (300)
                                                          -----------           ---------
Net cash provided by (used in) investing activities:          (56,667)            523,218

Cash flows from financing activities:
  Proceeds from convertible debentures                         36,000                --
  Borrowings of long term debt                              1,250,000                --
  Net borrowings of short term debt                            51,918            (348,800)
  Repayments of long term obligations                      (1,256,469)            (44,027)
  Increase in restricted funds, net                           (48,035)            (47,819)
  Net borrowings of notes payable                                --               395,289
  Proceeds from excess of common stock warrants               122,500                --
                                                          -----------           ---------
Net cash provided by (used in) financing activities:          155,914             (45,357)
                                                          -----------           ---------

Net increase (decrease) in cash and cash equivalents            1,768             (56,110)
Cash and cash equivalents - beginning of period                24,702             200,879
                                                          -----------           ---------

Cash and cash equivalents - end of period                 $    26,470           $ 144,769
                                                          ===========           =========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which includes audited financial statements and footnotes as of and for the years ended December 31, 1995 and 1994.

NOTE 2. - BANK FINANCING

     In February 1996, the Company's subsidiary, HGG Laser Fare, Inc. finalized certain financing agreements with a bank that provided for, among other things, a $400,000 revolving promissory note and a $1,250,000 term promissory note. This debt was used to refinance existing debt obligations.

NOTE 3. - CONVERTIBLE PROMISSORY NOTES

     At December 31, 1995, $605,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion. During the first quarter of 1996, the Company issued $36,000 of the debentures and $419,000 of the debentures were converted into 222,148 shares of common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company had been in the development stage since its formation in October 1986. Its primary activities had involved research and development of high-performance, multifuel rotary engines and securing funding for these efforts. In mid-1994, two acquisitions were completed. HGG Laser Fare, Inc., a contract laser machining, applications development and consulting firm, was acquired for stock; however, subsequently funds were advanced by the Parent to meet working capital and equipment acquisition needs. The second acquisition, FTD Infinite Limited, involved the purchase of operating assets and technology of an engineering firm with expertise in pneumatic and hydraulic systems and engine design.

     Development of the rotary engine was completed during 1995, but the Company was not successful in obtaining any orders. In September, management concluded that until the issuance of EPA regulations, controlling the emissions from boats and personal watercraft, the probability of securing orders was remote. Accordingly, operations at the development facility were suspended. This decision prompted management to reevaluate the recoverability of its investment in assets of this business segment and provision was made to reduce the assets' carrying values.

     Laser Fare operations have been profitable and growth in sales and earnings are expected. New equipment acquired during 1995 and more aggressive selling are contributing to the growth. During 1995, several major new customers were added. These new customers will contribute to increase sales volume during 1996.

     Laser Fare's Advanced Technology Group performs technical consulting and manages research and development programs for industrial customers. In addition to being compensated for services performed, Laser Fare obtains intellectual property rights to the technology developed under these programs, which may provide future opportunities for the Company. One area of concentration is in advanced manufacturing techniques aimed at reducing the time required to bring new products to market, encompassing work in rapid prototyping and rapid tooling. On March 21, 1996, the Company announced a joint research project between Laser Fare and Hasbro Inc. (AMEX:HAS) aimed at finding ways to bring products to market more quickly by using Laser Fare's proprietary technologies. Separately, the Company announced it had been awarded a small business technology grant by the United States Air Force Phillips Laboratory for the commercialization of diode laser technology.

     The Company sold $1,041,000 of Subordinated Convertible Debentures during 1995 and 1996, including $36,000 during the quarter ended March 31, 1996. An additional $100,000 was sold April 2, 1996. The Debentures bear interest at the rate of 7% per annum until maturity on July 21, 2000. The Debentures are convertible into Shares at a conversion price equal to 80% of the average closing bid price of the Shares on the ten trading days preceding conversion. Through March 31, 1996, $819,000 of principal amount of such debentures had been converted into 460,250 shares. In addition, the Company's majority shareholder and others have provided funding through promissory notes issued in 1995 totaling $873,636, of which $125,000 was converted into 66,489 shares as of March 31, 1996.

     In February 1996, Laser Fare refinanced its bank obligations with the result that short term obligations amounting to $499,680 were converted to long term and an operating line of credit amounting to $400,000 was obtained.

     At the present time, the Company has a working capital deficiency and its continued operation as a going concern is dependent on improving the operating performance of its sole operating subsidiary, further reduction in general and administrative costs, and raising additional debt and/or equity resources. Management is working to achieve these objectives, however, it can offer no assurances that success will be attained.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October, 1993 public offering of its common stock. Since its inception to December 31, 1995, an aggregate of approximately $9 million, net of expenses, has been provided by debt and equity offerings. As of March 31, 1996, the Company had cash and cash equivalents totaling approximately $144,860 available for its working capital needs and planned capital asset expenditures.

     The Company proceeded with planned rotary engine developments through September, 1995. Due to the absence of orders, development work was stopped and all personnel associated with the effort were furloughed. During 1995, the Company incurred approximately $1.4 million on engine development activities including capital expenditures of approximately $321,000. A substantial portion of the net carrying value of these assets, together with prior year's acquisitions, were charged off to operations in recognition of management's assessment of their estimated value. At the present time, management has not initiated a formal plan for the disposal or alternate use of those assets. Currently, expenses related to the engine development are limited to storage, safeguarding of engine related material and equipment, and satisfaction of existing lease and contract requirements. For the first three months of 1996, engine expenses averaged $5,400 per month. When and if exhaust emissions regulations are issued by the EPA, a demand for the Infinite engine may develop, in which case, the Company may reactivate engine related activities. There is no assurance, however, that this will occur.

     The cessation of engine activity, other steps taken, including reductions in corporate staff and expenses, sale of FTD Infinite and efforts to improve operating margins and sales volume at Laser Fare, have been implemented to reduce net cash outflow. Management continues to focus on and measure the results of each cost reduction activity and anticipates a continued reduction in net cash outflow for the balance of 1996.

     The Board of Directors has given approval for management to vigorously pursue several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application has been made for available governmental funds in the form of interest subsidized financing. Management believes that a total of $1.5 million of funds would satisfy all of its cash requirements for the next eighteen months. There is no assurance, however, that management will be successful in raising all or a part of this amount on satisfactory terms, or at all.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to The Three Months Ended March 31, 1995

     Consolidated revenues for the three months ended March 31, 1996 were $1,302,835 and consisted of only laser division sales. Cost of sales totaled $785,836, and a gross profit of $516,999 was realized for the quarter. For the three months ended March 31, 1995, sales totaled $1,165,539 and consisted of laser division sales of ($996,339), FTD Infinite Ltd. sales of

($156,700) and rotary engine development revenue of ($12,500). As of December 31, 1995, FTD Infinite Ltd. was sold, accordingly no revenues were recorded for 1996.

     Operating expenses decreased from $35,064 during the first quarter of 1995, to $33,438 for the first quarter of 1996. The decrease was a result of the company's costs reductions activities.

     Expenditures for general and administrative cost decreased to $343,126 for the three months ended March 31, 1996 from $482,727 for the first quarter of 1995. The decrease of $139,601 was primarily due to the suspension of rotary engine operations and cost reduction results. Selling expenses were $117,074 for the first three months of 1996, compared to $99,229 for the first quarter of 1995. The increase of $17,845 was primarily attributed to increase sales efforts at Laser Fare.

     Depreciation and amortization costs totaled $154,118 for the first quarter of 1996 compared to $165,509 during the first quarter of 1995. Decreased depreciation and amortization expense of $11,391 or 7% from prior year period resulted from the year end write off of engine development assets.

     Interest expense was $89,032 and $52,289 during the quarters ended March 31, 1996 and March 31, 1995, respectively. The increase in interest expense of $36,743 in 1996 was due to interest expense incurred in connection with newly acquired laser machinery and accrued interest on notes payable. Interest and other income for the first quarter of 1996 decreased by $3,586 due to the decreased level of temporary investments and marketable debt securities held.

     The Company had a consolidated net loss, before provision for income tax, of $215,618 for the quarter, as compared to a net loss of $561,598 during the quarter ended March 31, 1995.

PART II. OTHER INFORMATION

         Not Applicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


May 13, 1996                                INFINITE MACHINES CORP.

                                            By: /s/ Clifford G. Brockmyre
                                                -------------------------
                                                Clifford G. Brockmyre, President
                                                 and Chief Operating Officer

                                            By: /s/ Daniel T. Landi
                                                -------------------
                                                Chief Financial Officer