Form 10KSB/A
period 1995-12-31
INFINITE MACHINES CORP
filed 1996-05-22
CIK 884650

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

     The following table, together with the accompanying footnotes, sets forth information, as of May 1, 1996, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and executive officers of the Company as a group.

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


Dated: May 22, 1996