Form 10QSB
period 1996-06-30
INFINITE MACHINES CORP
filed 1996-08-09
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-QSB
                                  -------------

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number  0-21816

                             INFINITE MACHINES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   52-1490422
- --------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
       of organization)                           Identification No.)

923 Incline Way, Suite #9, P.O. Box 8219, Incline Village, NV         89452
- --------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

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

                                Yes |X|   No |_|

As of July 22, 1996 the Registrant had a total of 6,061,033 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

                          INFINITE MACHINES CORPORATION


PART 1. FINANCIAL INFORMATION

                                                                     Page
                                                                     ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                          1

          Consolidated Statements of Operations-Three
          and Six Months Ended June 30, 1996 and 1995                  2

          Consolidated Statements of Cash Flows-Six Months
          Ended June 30, 1996 and 1995                                 3

          Notes to Unaudited Consolidated Financial
          Statements                                                   4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        5 - 7

PART II.  OTHER INFORMATION

Items
 1-6      Not Applicable                                               8

SIGNATURES                                                             9

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    -----------
ASSETS

Current Assets
  Cash and cash equivalents                          $ 3,561,478    $    24,702
  Restricted funds                                        16,331         70,355
  Accounts receivable, net of allowance                  831,122        909,833
  Inventories                                            170,076        180,546
  Other current assets                                    64,138        134,323
                                                     -----------    -----------
          Total current assets                         4,643,145      1,319,759

Property and equipment, net                            3,585,999      3,632,648

Other Assets                                             186,196        195,880
  Notes receivable - stockholders                        179,008        214,810
  Inventoried parts                                         --             --
  Net asset of subsidiary sold pursuant to               399,595        399,595
     contractual obligation                          $   826,953    $   368,110
                                                     -----------    -----------
  Other assets, net                                    1,591,752      1,178,395
                                                     -----------    -----------
          Total other assets                         $ 9,820,896    $ 6,130,802
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $   315,439    $   447,371
  Notes payable                                          682,891        786,011
  Accounts payable and accrued expenses                  137,459        140,409
                                                     -----------    -----------
  Current maturities of long-term obligations          1,135,789      1,373,791
          Total current liabilities

Long term obligations                                  7,348,355      4,003,097

Stockholders' equity                                       6,130          5,490
 Common stock, $.001 par value, 20,000,000
  shares authorized, 6,007,223 and 5,490,189
  shares issued and outstanding                        9,824,663      8,779,209
  Additional paid-in capital                         $(8,494,041)   $(8,030,785)
                                                     -----------    -----------
 Accumulated deficit                                   1,336,752        753,914
                                                     -----------    -----------
          Total stockholders' equity                 $ 9,820,986    $ 6,130,802
                                                     ===========    ===========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Month Periods            Six Month Periods
                                               Ending June 30,               Ending June 30,
                                         ---------------------------   ---------------------------
                                             1996           1995           1996           1995
                                         ---------------------------   ---------------------------
Sales                                    $ 1,291,757      1,317,472    $ 2,594,592      2,483,011
Cost of goods sold                           837,578        703,459      1,623,414      1,453,870
                                         -----------      ---------    -----------      ---------
  Gross profit                               454,179        614,013        971,178      1,029,141

Costs and expenses
  Operating expenses                          21,779         49,277         55,217         84,341
  Research and development                      --          112,227           --          261,084
  General and administrative expenses        345,043        483,365        688,197        966,162
  Selling expenses                           132,310        113,269        249,384        212,498
  Depreciation and amortization              151,142        177,008        305,260        342,517
                                         -----------      ---------    -----------      ---------
    Total costs and expenses                 650,274        935,146      1,298,058      1,866,602

 Operating loss                              196,095        321,133        326,880        837,461

Other (income) expense
  Interest and dividend income               (11,895)       (12,793)       (11,902)       (17,646)
  Interest expense                            84,284         63,116        173,316        115,405
  Loss on sale of equipment                     --           42,985           --           43,723
  Other (income) expense                     (41,874)       (13,830)       (46,038)       (16,734)
                                         -----------      ---------    -----------      ---------
    Total other (income) expense              30,515         79,478        115,376        124,748
                                         -----------      ---------    -----------      ---------

Loss before provision for income taxes       226,610        400,611        442,256        962,209

Provision for income taxes                     9,338           --           21,000           --
                                         -----------      ---------    -----------      ---------
  Net loss                               $   235,948        400,611    $   463,256        962,209
                                         ===========      =========    ===========      =========
Per share:
  Net loss per common share              $      0.04           0.08    $      0.08           0.19
                                         ===========      =========    ===========      =========

  Weighted average number of common
  shares outstanding                       5,574,563      5,131,946      5,574,563      5,131,946
                                         ===========      =========    ===========      =========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended   Six Months Ended
                                                           June 30,           June 30,
                                                             1996               1995
                                                       ----------------   ----------------
Cash flows from operating activities:
  Net loss                                               $  (463,256)       $  (962,209)
Ajustments to reconcile net cash used in
  operating activities
  Depreciation and amortization                              305,260            342,517
  Loss (gain) of dispositions of assets                         --               43,723
  Translation adjustment                                        --                6,556
  Asset write down and allowances                              9,684               --
Changes in assets and liabilities:
  (Increase) decrease in assets
  Accounts receivable                                         78,711            (97,609)
  Other assets                                                 5,292            (90,443)
  Inventory and inventoried parts                             46,272               --
  Increase (decrease) in liabilities:
  Accounts payable and accured expenses                      (51,261)           (59,975)
                                                         -----------        -----------
Net cash used in operating activities:                       (69,298)          (817,440)

Cash flows from investing activities:
  Available-for-sale securities
    redemptions                                                                 751,973
  Purchase of property and equipment                        (146,561)          (537,132)
  Purchase of other long term assets                            --              (70,507)
  Cost of intangibles                                           --                 (300)
                                                         -----------        -----------
Net cash provided by (used in) investing activities         (146,561)           144,034

Cash flows from financing activities:
  Proceeds from convertible debentures
    net of expenses                                        3,764,000               --
  Borrowings of long term debt                             1,250,000               --
  Net repayments of short term debt                         (131,932)          (488,800)
  Repayments of long term obligations                     (1,363,551)           419,878
  Decrease in restricted funds, net                           54,025             45,440
  Net borrowings of notes payable                               --            1,479,784
  Proceeds from issuances of common stock                     57,593               --
  Proceeds from sale of common stock warrants                122,500               --
                                                         -----------        -----------
Net cash provided by (used in) financing activities:       3,752,635            616,546
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents       3,536,776            (56,860)
Cash and cash equivalents - beginning of period               24,702            200,879
                                                         -----------        -----------

Cash and cash equivalents - end of period                $ 3,561,478        $   144,019
                                                         ===========        ===========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which includes audited financial statements and footnotes as of and for the years ended December 31, 1995 and 1994.

NOTE 2. - BANK FINANCING

     In February 1996, the Company's subsidiary, HGG Laser Fare, Inc. finalized certain financing agreements with a bank that provided for, among other things, a $400,000 revolving promissory note and a $1,250,000 term promissory note. This debt was used to refinance existing debt obligations.

NOTE 3. - CONVERTIBLE PROMISSORY NOTES

     At December 31, 1995, $605,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion. During the first six months of 1996, the Company issued $236,000 of the debentures and $741,000 of the debentures were converted into 400,051 shares of common stock.

     In June 1996, the Company completed a $4,000,000 private placement financing through the sale of 6% convertible debentures due June 1998. The holders may, at their sole option, during the period commencing 90 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 75% of the average closing price of the Company's common stock on the five trading days preceding conversion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company had been in the development stage since its formation in October, 1986. Its primary activities, until 1994, had involved development of rotary engines and securing funding for these efforts. In mid-1994, the Company completed its acquisition of HGG Laser Fare, Inc., a contract laser machining, laser applications development and consulting group. Laser Fare was acquired for stock, however, subsequently, funds were advanced by the Parent to meet working capital needs.

     Today, the Company is primarily involved in the contract laser machining and laser applications business and related activities. The rotary engine development has been suspended since a market for the proposed products failed to develop.

     Laser Fare operations have been profitable and sales are growing. New equipment purchased during 1995 and 1996 coupled with more aggressive selling have accounted for the growth. Both new customers and increased business with existing accounts have contributed to increased revenue in 1996.

     The Laser Fare Advanced Technology Group performs technical consulting and manages research and development programs for industrial customers. In addition to being compensated for services performed, the Advanced Technology Group, in some instances, obtains limited rights to technology created during these development programs. It is expected that this new technology will provide future opportunities for the Company. One area of concentration is in advanced manufacturing techniques aimed at reducing the time required to bring new products to market. This effort involves work in rapid prototyping and rapid manufacture of tools, such as molds for injection molding. Also, in the area of advanced manufacturing, the Company has recently entered into a licensing and research agreement with Brown University. The Company has licensed inventions, which will allow high speed and low cost manufacturing of products from glass. It is anticipated that these laser driven processes will find application in manufacture of medical equipment, compact disc production and in micro optical and electro optical devices.

     Recently, the Company announced the formation of ExpressTool, Inc., a subsidiary entering the business of rapid tooling and part manufacturing. ExpressTool will utilize proprietary technology stemming from an Advanced Technology Group development program. The subsidiary will, during the balance of 1996, have modest sales of trial and demonstration items. Sales growth is anticipated in 1997.

     The Company sold $1,241,000 of Subordinated Convertible Debentures during 1995 through April 1996. The Debentures bear interest at the rate of 7% per annum until maturity on July 21, 2000. The Debentures are convertible into shares at a conversion price equal to 80% of the average closing bid price of the shares on the ten trading days preceding conversion. Through June 30, 1996, $1,141,000 of principal amount of such Debentures had been converted into 608,133 shares of common stock. In addition, the Company's majority shareholder and others have provided funding through promissory notes issued in 1995 and 1996 totaling $907,636, of which $125,000 was converted into 66,489 shares of common stock as of March 31, 1996.

     The Company completed an additional $4,000,000 private placement financing through the sale of Convertible Debentures in June 1996. These Debentures bear interest at the rate of

6% per annum until maturity on June 1, 1998. The Holders of the Debentures may, at any time during the period commencing 45 days after the date of initial issuance, convert up to 33 1/3% of the original principal amount; 60 days after the date of initial issuance, convert up to 66 2/3%; at 90 days after the date of initial issuance, convert all of the principal amount, together with the accrued but unpaid interest thereon, into shares of common stock at a conversion price for each share equal to 75% of the average closing bid price of the shares on the five trading days preceding conversion.

     At the present time, the Company has adequate working capital, however, growth and expansion plans will most probably require additional working capital. Management is presently investigating approaches to raising additional capital, including various forms of equity and debt financing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its product development activities through a series of private placements of debt and equity securities and an October, 1993 public offering of common stock. Since its inception, an aggregate of approximately $12.5 million, net of expenses, has been provided by debt and equity offerings. As of June 30, 1996, the Company had cash and cash equivalents totaling approximately $3,561,478 available for its working capital needs and planned capital asset expenditures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared To The Three Months Ended June 30,
1995

     Consolidated revenues for the three months ended June 30, 1996 were $1,291,757 and consisted soley of laser division sales. Cost of sales totaled $837,578, and a gross profit of $454,179 was realized for the quarter. Consolidated revenues for the three months ended June 30, 1995 were $1,317,472 and consisted of laser division sales of $1,140,272, and engineering and design sales of $177,200. Cost of sales totaled $703,459, and a gross profit of $614,013 was realized for the three months ended June 30, 1995.

     Operating expenses for the three months ended June 30, 1996 decreased by $27,498, or 56% from the second quarter of 1995. This decrease was a result of the Company's costs reduction activities. Research and development expenses decreased from $112,227 during the second quarter of 1995 to a negligible amount for the comparable 1996 period, primarily as a result of the suspension of the rotary engine development efforts.

     General and administrative costs were $345,043 for the three months ended June 30, 1996 as compared to $483,365 during the second quarter of 1995. The decrease of $138,322, or 28.6% was primarily due to cost reductions. Selling expenses were $132,310 for the quarter ended June 30, 1996, as compared to $113,269 for the second quarter of 1995. The increase of $19,041 was a result of increased sales efforts at the laser division.

     Depreciation and amortization expense totaled $151,142 for the second quarter of 1996, as compared to $177,008 during the second quarter of 1995. Decreased depreciation and amortization expense of $25,866, or 14.6% from the second quarter of 1995, resulted from the write down of engine development assets.

     During the second quarter of 1996, interest income decreased $898 from the comparable three months period in 1995, due to the reduction in investment securities held. In addition, interest expense was $84,284 during the second quarter of 1996, as compared to $63,116 during the second quarter of 1995. The increase in interest expense of $21,168 was a result of a higher level of debt financing activities.

     The Company has a consolidated net loss, before provision for income taxes, of $226,610 for the three months ended June 30, 1996 as compared to the net loss of $400,611 for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 Compared to The Six Months Ended June 30, 1995

     Consolidated revenues for the six months ended June 30, 1996 were $2,594,592 and consisted solely of laser division sales. Cost of sales totaled $1,623,414, and a gross profit of $971,178 was realized for the period. For the six months ended June 30, 1995, sales totaled $2,483,011 and consisted of laser division sales of $2,136,611, FTD Infinite Ltd. sales of $333,900 and rotary engine development revenue of $12,500. Consolidated cost of sales were $1,453,870 for the first six months of 1995 and the Company realized a gross profit of $1,029,141 for that period.

     Operating expenses decreased from $84,341 during the first six months of 1995, to $55,217 for the first six months of 1996. The decrease was a result of the company costs reductions activities. Research and development expenses decreased from $261,084 during the first six months of 1995 to a negligible amount for the comparable 1996 period, primarily as a result of the suspension of the rotary engine development efforts.

     Expenditures for general and administrative expense decreased to $688,197 for the six months ended June 30, 1996 from $966,162 for the first six months of 1995. The decrease of $277,965 was primarily due to cost reductions. Selling expenses were $249,384 for the first six months of 1996, compared to $212,498 for the first six months of 1995. The increase of $36,886 was a result of increased sales efforts at Laser Fare.

     Depreciation and amortization expense totaled $305,260 for the first six months of 1996 compared to $342,517 during the first six months of 1995. Decreased depreciation and amortization expense of $37,257 from prior year period resulted from the year end write down of engine development assets.

     Interest expense was $173,316 and $115,405 during the six month period ended June 30, 1996 and June 30, 1995, respectively. The increase in interest expense of $57,911 in 1996 was due to interest expense on obligations of acquired laser equipment and accrued interest on notes payable. Interest and other income for the first six months of 1996 decreased by $9,372 due to the decreased level of temporary investments and marketable debt securities held.

     The Company had a consolidated net loss, before provision for income tax, of $442,256 for the six months ending June 30, 1996, as compared to a net loss of $962,209 during the six months ended June 30, 1995.

PART II. - OTHER INFORMATION

Item 6:

     During the quarter, the Registrant filed the following reports on Form 8K:

     Date                           Item
     ----                           ----
     June 18, 1996                  Item 5:  Brown University License Agreement

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


August 13, 1996                        INFINITE MACHINES CORP.

                                       By: /s/ Clifford G. Brockmyre
                                           -------------------------------------
                                           Clifford G. Brockmyre, President
                                           and Chief Operating Officer

                                       By: /s/ Daniel T. Landi
                                           -------------------------------------
                                           Chief Financial Officer