Form 10-Q
period 1996-09-30
INFINITE MACHINES CORP
filed 1996-11-14
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-QSB
                                  -------------

Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1996
-------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number  0-21816

                             INFINITE MACHINES CORP.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                              52-1490422
        ----------------------------------------------------------------
        (State or other jurisdiction                   (I.R.S. Employer
               of organization)                       Identification No.)

       923 Incline Way, Suite #9, P.O. Box 8219, Incline Village, NV 89452
       -------------------------------------------------------------------
       (Address of principal executive office)                   (Zip Code)

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

                          Yes  X        No
                             -----         -----

As of November 8, 1996 the Registrant had a total of 8,528,859 of Common Stock, $.001 par value, outstanding.

                                      INDEX
                                      -----

                          INFINITE MACHINES CORPORATION

PART 1. FINANCIAL INFORMATION
-----------------------------

                                                                          Page
                                                                          ----

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995                1

                  Consolidated Statements of Operations-Three
                  and Nine Months Ended September 30, 1996 and 1995       2
                  Consolidated Statements of Cash Flows-Nine Months
                  Ended September 30, 1996 and 1995                       3
                  Notes to Unaudited Consolidated Financial
                  Statements                                              4 - 5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6 - 9

PART II. OTHER INFORMATION
--------------------------

Items
 1-6              Not Applicable                                          9

SIGNATURES                                                                10
----------

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------

ASSETS

Current Assets
  Cash and cash equivalents                          $  1,846,022   $    24,702
  Restricted funds                                         63,885        70,355
  Accounts receivable, net of allowance                   721,206       909,833
  Inventories                                             193,789       180,546
  Other current assets                                    128,525       134,323
                                                     ------------   -----------
          Total current assets                          2,953,427     1,319,759

Property and equipment, net                             4,057,960     3,632,648

Other Assets
  Patents and technology                                1,333,296          --
  Notes receivable - stockholders                         167,859       195,880
  Inventoried parts                                       161,107       214,810
  Net asset of subsidiary sold pursuant to
     contractual obligation                               399,595       399,595
  Other assets, net                                       998,830       368,110
                                                     ------------   -----------
                                                        3,060,687     1,178,395
                                                     ------------   -----------

                                                     $ 10,072,074   $ 6,130,802
                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $    300,750   $   447,371
  Accounts payable and accrued expenses                   745,569       786,011
  Current maturities of long-term debt                    158,093       140,409
                                                     ------------   -----------
          Total current liabilities                     1,204,412     1,373,791

Long term obligations                                   6,818,321     4,003,097

Minority interest in Spectra Acquisition Corp.            422,031          --

Stockholders' equity
 Common stock, $.001 par value, 20,000,000                  6,495         5,490
    shares authorized, 6,494,667 and 5,490,189
    shares issued and outstanding
 Additional paid-in capital                            10,858,462     8,779,209
 Accumulated deficit                                   (9,237,647)   (8,030,785)
                                                     ------------   -----------
          Total stockholders' equity                    1,627,310       753,914
                                                     ------------   -----------

                                                     $ 10,072,074   $ 6,130,802
                                                     ============   ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Month Period           Nine Month Period
                                                Ending Sept. 30,            Ending Sept. 30,
                                          -------------------------   -------------------------
                                              1996          1995          1996           1995
                                          -----------   -----------   -----------   -----------
Sales                                     $ 1,161,953   $ 1,184,984   $ 3,756,545   $ 3,667,995
Cost of goods sold                            838,461       755,030     2,461,875     2,208,900
                                          -----------   -----------   -----------   -----------
  Gross profit                                323,492       429,954     1,294,670     1,459,095

Costs and expenses
  Operating expenses                           71,830        34,906       127,047       119,247
  Research and development                    117,915       101,396       117,915       362,480
  General and administrative expenses         386,990       471,273     1,075,187     1,437,435
  Selling expenses                            127,631       115,717       377,015       328,215
  Depreciation and amortization               306,452       212,519       611,712       555,036
                                          -----------   -----------   -----------   -----------
       Total costs and expenses             1,010,818       935,811     2,308,876     2,802,413

 Operating loss                               687,326       505,857     1,014,206     1,343,318

Other (income) expense
  Interest and dividend income                (28,306)       (3,949)      (40,208)      (21,595)
  Interest expense                             72,727        81,949       246,043       197,354
  Loss on sale of equipment                      --           1,800          --          41,923
  Other (income) expense                       40,674         3,169        (5,364)       (9,965)
                                          -----------   -----------   -----------   -----------
       Total other (income) expense            85,095        82,969       200,471       207,717

Minority interest in net loss                 (21,910)         --         (21,910)         --
                                          -----------   -----------   -----------   -----------

Loss before provision for income taxes        750,511       588,826     1,192,767     1,551,035

Provision for income taxes                     (6,904)         --          14,096          --
                                          -----------   -----------   -----------   -----------
  Net loss                                $   743,607   $   588,826   $ 1,206,863   $ 1,551,035
                                          ===========   ===========   ===========   ===========

Per share:
  Net loss per common share               $      0.13   $      0.11   $      0.21   $      0.30
                                          ===========   ===========   ===========   ===========

  Weighted average number of common
  shares outstanding                        5,807,589     5,208,809     5,807,589     5,208,809
                                          ===========   ===========   ===========   ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Month Periods Ended September 30,
                                                                       -----------------------------------------
                                                                            1996                     1995
                                                                       ---------------          ----------------
Cash flows from operating activities:
      Net loss                                                         ($1,206,863)                ($1,551,035)
      Ajustments to reconcile net cash used in operating activities
          Depreciation and amortization                                    611,712                     555,036
          Minority interest in net loss                                    (21,910)                       --
          Loss (gain) of dispositions of assets                               --                        41,923
          Translation adjustment                                              --                         2,500
          Asset write down and allowances                                   28,021                        --
          Changes in assets and liabilities:
             (Increase) decrease in assets
                Accounts receivable                                        188,627                    (415,963)
                Other assets                                              (408,743)                   (147,474)
                Inventory and inventoried parts                             40,460                        --
             Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                       52,869                     146,443
                Deferred revenue                                           147,000                        --
                                                                       -----------                 -----------
          Net cash used in operating activities:                          (568,827)                 (1,368,570)

Cash flows from investing activities:
      Available-for-sale securities redemptions                               --                       751,973
      Purchase of property and equipment                                  (463,873)                   (757,765)
      Purchase of other long term assets                                      --                      (100,939)
      Purchase of patents and technology                                (1,289,500)                       --
      Proceeds from sale of equipment                                         --                           255
      Cost of intangibles                                                     --                           400
                                                                       -----------                 -----------
          Net cash used in investing activities                         (1,753,373)                   (106,076)

Cash flows from financing activities:
      Proceeds from convertible debentures, net of expenses              3,764,000                        --
      Borrowings of long term debt                                       1,250,000                     752,000
      Net repayments of short term debt                                   (146,621)                   (376,417)
      Repayments of long term obligations                               (1,366,863)                   (440,866)
      Decrease (increase) in restricted funds, net                           6,470                      (2,296)
      Net borrowings of notes payable                                         --                     1,548,636
      Proceeds from issuance of common stock to minority interests           7,941                        --
      Proceeds from issuance of preferred stock to minority interests      436,000                        --
      Proceeds from issuance of common stock                                70,093                        --
      Proceeds from sale of common stock warrants                          122,500                        --
                                                                       -----------                 -----------
          Net cash provided by financing activities                      4,143,520                   1,481,057
                                                                       -----------                 -----------

Net increase in cash and cash equivalents                                1,821,320                      (6,411)

Cash and cash equivalents - beginning of period                             24,702                     200,879
                                                                       -----------                 -----------

Cash and cash equivalents - end of period                              $ 1,846,022                 $   207,290
                                                                       ===========                 ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited financial statements of Infinite Machines Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which includes audited financial statements and footnotes as of and for the years ended December 31, 1995 and 1994.

NOTE 2. - BUSINESS ACQUISITION
------------------------------

     On August 26, 1996, the Company acquired a preferred stock interest in Spectra Acquisition Corp., a Delaware corporation ("SAC"). The aggregate consideration paid for the preferred stock was $2.7 million plus the transfer of certain technology rights which the Company has licensed from Brown University Research Foundation. The cash portion of the purchase price was paid 50% in cash and 50% in a non-interest bearing promissory note. The portion of the promissory note outstanding at September 30, 1996 was $1,050,000. The preferred stock represents in excess of 51% of the voting power of Spectra. Simultaneously with the formation of SAC, SAC acquired substantially all of the assets of Spectra Science Corp. in a business acquisition accounted for under the purchase method of accounting.

NOTE 3. - BANK FINANCING
------------------------

     In February 1996, the Company's subsidiary, HGG Laser Fare, Inc., finalized certain financing agreements with a bank that provided for, among other things, a $400,000 revolving line of credit and a $1,250,000 term promissory note. The proceeds were used to refinance existing debt obligations.

NOTE 4. - CONVERTIBLE PROMISSORY NOTES
--------------------------------------

     At December 31, 1995, $605,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion. During the first nine months of 1996, the Company issued an additional $236,000 of debentures and $741,000 of the debentures were converted into 400,051 shares of common stock.

                             INFINITE MACHINES CORP.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 4. - CONVERTIBLE PROMISSORY NOTES (CONTINUED)
--------------------------------------------------

     In June 1996, the Company completed a $4,000,000 private placement financing through the sale of 6% convertible debentures due June 1998. The holders may, at their sole option, during the period commencing 90 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 75% of the average closing price of the Company's common stock on the five trading days preceding conversion. During the three months ended September 30, 1996, $966,664 of the debentures were converted into 464,944 shares of common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Since 1993, the Company has been engaged in material processing using sophisticated laser machinery and in research and development programs related to advanced manufacturing and laser applications. During this quarter, the Company acquired the majority ownership of Spectra Acquisition Corporation ("Spectra"), an advanced photonic materials and technology company. During the second quarter, the Company licensed certain photonic technology from Brown University. These licenses have been assigned to Spectra by Infinite Machines Corp. as partial consideration for the acquisition.

     Spectra holds licenses and owns a number of worldwide patents in the fields of generation of laser light, high performance display phosphor materials and the use of lasers to directly write micro patterns on glass. Spectra is a company in its development stage and currently generates minimal revenues. Management believes that Spectra has technology that will find profitable application in many fields, including identification of products for anti counterfeiting and anti pirating purposes, medical devices, optical display devices and in consumer products that use small scale optics such as compact discs, photo copiers and fax machines. The techniques are also expected to find application in instruments widely used in the biotechnology industry. Although management anticipates rapid growth from Spectra, all current work is developmental and involved in customer trials. There are no assurances that Spectra's anticipated sales growth will be achieved.

     The Company's Laser Fare subsidiary does contract machining for a broad range of customers. Services include cutting, drilling, welding, marking and engraving. The business is profitable and revenues are growing approximately 20% per year. New equipment purchased during 1995 and 1996 and more focused selling have contributed to sales growth. Management anticipates this trend will continue, however, there are no assurances that this growth will continue.

     The Advanced Technology Group (a division of Laser Fare) performs technical consulting and contract research and development for industrial customers. In addition to being compensated for services performed, the Advanced Technology Group, in some instances, obtains limited rights to technology created during these development programs. It is expected that these new technologies will provide future opportunities for the Company. One area of concentration is in advanced manufacturing techniques aimed at reducing the time required to bring new products to market. This effort involves work in rapid prototyping and rapid manufacture of tools, such as molds for injection molding.

     Recently, the Company announced the formation of ExpressTool, Inc., a subsidiary entering the business of rapid tooling and part manufacturing. ExpressTool will utilize proprietary technology stemming from an Advanced Technology Group development program. The subsidiary will, during the balance of 1996, have minimal sales of trial and demonstration items.

Management anticipates sales growth in 1997, however, there are no assurances that this will be achieved.

     In June 1996, the Company completed a $4,000,000 private placement financing through the sale of convertible debentures. The majority of the proceeds were used to complete the acquisition of Spectra. The balance is to be used for general working capital. During the quarter ending September 30, 1996, approximately $966,664 of the debentures were converted into 464,944 common shares.

     At the present time, the Company has adequate working capital, however, growth and expansion plans will require additional working capital. Management is presently investigating approaches to raising additional capital, including various forms of equity and debt financing.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its product development activities through a series of private placements of debt and equity securities and an October, 1993 public offering of common stock. Since its inception, an aggregate of approximately $11 million, net of expenses, has been provided by debt and equity offerings. As of September 30, 1996, the Company had cash and cash equivalents totaling approximately $1,846,022 available for its working capital needs and planned capital asset expenditures.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1996 Compared To The Three Months Ended
------------------------------------------------------------------------
September 30, 1995
------------------

     Consolidated revenues for the three months ended September 30, 1996 were $1,161,953, derived solely from Laser Fare. Cost of sales totaled $838,461, and a gross profit of $323,492 was realized for the quarter. Consolidated revenues for the three months ended September 30, 1995 were $1,184,984 and consisted of laser division sales of $980,384, and engineering and design sales of $204,660. Cost of sales totaled $755,030, and a gross profit of $429,954 was realized for the three months ended September 30, 1995. The engineering and design operations were sold during 1995.

     Operating expenses for the three months ended September 30, 1996 increased by $36,924 from the third quarter of 1995. This increase was related to expenses associated with the Company's termination of its engine facility. Research and development expenses increased to $117,915 during the third quarter of 1996. This increase was attributable to research and development expense incurred by Spectra, the Company's subsidiary.

     General and administrative expenses were $386,990 for the three months ended September 30, 1996 as compared to $471,273 during the third quarter of 1995. The decrease of $84,283, or 18%, was primarily due to cost reductions. Selling expenses were $127,631 for the quarter ended September 30, 1996, as compared to $115,717 for the third quarter of 1995. The increase of $11,914 was a result of increased sales efforts at the laser division.

     Depreciation and amortization expense totaled $306,452 for the third quarter of 1996, as compared to $212,519 during the third quarter of 1995. Increased depreciation and amortization expense of $93,933, or 44%, from the third quarter of 1995, was primarily contributed by amortization of deferred commissions expense for the sale of convertible debentures. During the third quarter of 1996, interest income increased $19,357 from the comparable three month period in 1995, due to interest earned on the proceeds from the June 1996 private placement. In addition, interest expense was $72,727 during the third quarter of 1996, as compared to $81,949 during the third quarter of 1995. The decrease in interest expense of $9,212 was a result of decreased bank debt.

     The Company had a consolidated net loss, before provision for income taxes, of $750,511 for the three months ended September 30, 1996 as compared to the net loss of $588,821 for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared To The Nine Months Ended
----------------------------------------------------------------------
September 30, 1995
------------------

     Consolidated revenues for the nine months ended September 30, 1996 were $3,756,545 and consisted solely of laser division sales. Cost of sales totaled $2,461,875, and a gross profit of $1,294,670 was realized for the period. For the nine months ended September 30, 1995, sales totaled $3,667,995 and consisted of laser division sales of $3,116,995, FTD Infinite Ltd. sales of $538,500 and rotary engine development revenue of $12,500. Consolidated cost of sales were $2,208,900 for the first nine months of 1995 and the Company realized a gross profit of $1,459,095 for that period.

     Operating expenses increased from $119,247 during the first nine months of 1995, to $127,047 for the first nine months of 1996. The increase was the net result of the Company's cost reduction activities, offset against expenses associated with the termination of the engine facility. Research and development expenses decreased from $362,480 during the first nine months of 1995 to a negligible amount for the comparable 1996 period, primarily as a result of the suspension of the rotary engine development efforts.

     Expenditures for general and administrative expense decreased to $1,075,187 for the nine months ended September 30, 1996 from $1,437,435 for the first nine months of 1995. The decrease of $362,248 was primarily due to cost reductions. Selling expenses were $377,015 for the first nine months of 1996, compared to $328,215 for the first nine months of 1995. The increase of $48,800 was a result of increased sales efforts at Laser Fare.

     Depreciation and amortization expense totaled $611,712 for the first nine months of 1996 compared to $555,036 during the first nine months of 1995. Increased depreciation and amortization expense of $56,676 from the prior year period resulted from the purchase of new equipment and amortization of deferred commissions expense incurred in the issuance of convertible debentures.

     Interest expense was $246,043 and $197,354 during the nine month period ended September 30, 1996 and September 30, 1995, respectively. The increase in interest expense of $48,689 in 1996 was due to interest expense on obligations of acquired laser equipment and notes payable. Interest and other income for the first nine months of 1996 increased by $18,613 due to interest earned on the proceeds of the June 1996 private placement.

     The Company had a consolidated net loss, before provision for income tax, of $1,206,863 for the nine months ending September 30, 1996, as compared to a net loss of $1,551,036 during the nine months ended September 30, 1995.

PART II. - OTHER INFORMATION
----------------------------

Item 6:   Reports on Form 8-K
-------   -------------------

     During the quarter the Company issued a Current Report on Form 8-K dated August 26, 1996 pursuant to Item 2 thereof, with respect to the registrant's investment in Spectra Acquisition Corp.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


November 12, 1996                    INFINITE MACHINES CORP.


                                     By:  /s/ Clifford G. Brockmyre
                                        -----------------------------------
                                           Clifford G. Brockmyre, President
                                           and Chief Operating Officer


                                     By:  /s/ Daniel T. Landi
                                        -----------------------------------
                                          Chief Financial Officer