Form 10KSB
period 1996-12-31
INFINITE MACHINES CORP
filed 1997-04-14
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1996
                  -------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________________ to __________

                         Commission file number: 1-12840

                             INFINITE MACHINES CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                52-1490422
 ------------------------                                   --------------------
(State of jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                              Indemnification No.)

300 Metro Center Boulevard, Warwick, Rhode Island             02886
-------------------------------------------------             -----
         (Address)                                           (Zip Code)

Issuer's telephone number:                                    401-737-7900
                                                              -------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
                                       -----------------------------------------
           None                                              None

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)
                         Common Stock Purchase Warrants
                                (Title of class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The registrant's revenues for the year ended December 31, 1996 were $5,127,166.

     As of April 9, 1997 there were 9,218,475 outstanding shares of common stock, par value $.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 9, 1997 based on the average bid and asked price on such date was $14,403,867.

     DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     General

     Infinite Machines Corp. (the "Company" or "Infinite") has two principal operating subsidiaries, HGG Laser Fare, Inc. ("Laser Fare") and Spectra Science Corporation ("Spectra Science"). Laser Fare was acquired in July 1994, for stock, and is wholly owned. Spectra Science, which is 63% owned by the Company, was formed in August,1996.

     In addition to these two subsidiaries, Infinite has a division, Advanced Technology Group ("ATG"), engaged in contract research and development and Express Tool Corp. ("Express Tool"), a newly formed subsidiary created to exploit new rapid tooling technology.

     Prior to December 31, 1995, the Company's principal business operation involved the development of a rotary engine for marine recreational applications. Such operations were discontinued as of December 31, 1995 as a result of inadequate demand for such products. See, "Note 1 - Notes to Consolidated Financial Statements."

                              HGG Laser Fare, Inc.

     Laser Fare is a material processing company. As such it provides laser machining, welding, engraving and marking for an extensive group of customers. The company has 19 multi-axis machining centers of various powers and sizes, which are used to perform a variety of operations. Work done includes, but is not limited to, welding and drilling of gas turbine blade assemblies, welding of automotive gear sets, welding of cutters used for arthroscopic surgery, cutting of lenses for sunglasses and engraving on decorative industrial and medical components.

Laser Fare is certified by major gas turbine producers and also by the FAA for repairs of gas turbine engine components. New laser machines were acquired and others upgraded during 1996 to increase plant capacity.

     Laser Fare was a pioneer in the laser material processing business and has participated significantly in the development of the industry. Many laser processing techniques were first developed by Laser Fare. Key staff members and Laser Fare are well known and highly regarded within the industry. Laser machining and welding were first used in industry in the early 1980's, mostly in the scientific and aerospace communities. Since that time capabilities have increased and awareness of the cost effectiveness of the process has become more widespread, increasing the market size. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric Corporation, United Technologies Corporation, Allied Signal Corporation, Polaroid, Stryker Medical Corp. and Center Laboratories.

     Laser Fare markets directly to customers and through independent sales representatives. The bulk of sales come from customers in the eastern and middle western states.

     Laser Fare operates in 17,000 square foot modern industrial building located in Smithfield, Rhode Island under a capital lease agreement with the Rhode Island Industrial Board. In addition, Laser Fare rents 8,000 square feet of manufacturing space in an adjacent building.

Competitive Factors

     Laser Fare competes with a number of small, mostly privately owned, businesses and in some cases, with laser processing organizations internal to customer organizations. Laser Fare is successful in building its business based upon its quality, delivery performance, technical capability and sensitivity to its customers needs.

     Laser Fare's sales volume has been increasing and management expects this trend to continue.

                              Spectra Science Corp.

     In August 1996, Infinite acquired a majority interest in Spectra Science for $2.7 million in cash and the transfer of certain technologies licensed from Brown University. Spectra Science was created to initially commercialize and expand two platform photonic technologies licensed from Brown University.

     The first technology, LaserPaint(TM), is a patented discovery which allows almost any material to become laser light. The material may be a plastic fiber, a paint, a fine powder or some other form. The ability to produce intense, spectrally pure light of any visible color opens the door to many commercial applications. Some applications include: identification of products which are not easily adaptable to bar coding, special additives for paper and inks as anti-counterfeiting features, special packages and labels to combat pirating of products and medical uses to trigger light activated cancer drugs. Spectra Science is working in each of these applications and management anticipates that sales will occur in one or more of the areas during 1997.

     The second area of technology is direct laser micro patterning of glass. These inventions allow micro patterns, either engraved or built up, to be produced on glass rapidly and inexpensively with the use of a computer driven laser. Potential applications for this technology include compact disc players, diffractive and refractive optics, micro fluid handling chips and laboratory devices needed by the biotechnology industry. Direct micro scale laser writing on glass is expected to begin to generate sales during 1997 with substantial growth expected in future years.

     In addition to the licensed technologies, Spectra Science has developed "Quantum Dot Phosphors" which hold promise for better high brightness, high definition video displays. Spectra Science was recently awarded a Phase II SBIR (Small Business Innovative Research) contract by the Department of Defense, Ballistic Missile Defense Organization to commercialize this technology in large scale projection displays.

     Spectra Science owns or controls through worldwide exclusive license issued patents and 8 additional patent applications in process. The issued patents are believed to be quite basic, protecting fundamental scientific discoveries. Some of the most recent patent applications are aimed at protecting specific products and processes.

     Dr. Nabil Lawandy is the President and Chief Technical Officer of Spectra Science and the inventor of the core technologies described above. Spectra Science has a Technical Advisory Board consisting of eminent scientists in the fields of physics, electro optics, high frequency electronics and medical physics.

     Spectra Science leases approximately 2,000 square feet of office space in Providence, Rhode Island, for its administrative office. The annual rent for the premises is $32,000.00. An additional 4,800 square feet of laboratory space is leased in East Providence, Rhode Island at an annual rent of $62,400.00.

Competitive Factors

     The Company believes that Spectra Science's technology are unique and protectable by patents which will provide a competitive advantage in connection with any products or services offered. However, there is no assurance that any patent, or any patent that issues from currently pending applications, will provide Spectra Science with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent which may be owned by Spectra Science, or if instituted that such challenges will not be successful. Furthermore, there ican be no assurance that others will not independently develop similar or more advanced technologies or design around aspects of Spectra Science's technology.

                            Advanced Technology Group

     ATG was established to take advantage of the technical know how built up during the early years of Laser Fare in the application of lasers toward solution of industrial problems. Since its inception in 1993 ATG has been performing contract R&D for industrial customers. Two major programs have been undertaken, one of which was completed during 1996.

     The program which was completed in 1996, was to develop practical methods to dramatically reduce the time and expense required to build molds for plastic injection molding. This program, which was funded by a major toy manufacturer, was successfully completed during 1996. Two processes were developed which can be used to build new production quality molds in significantly less than half the time needed for molds built by current industry procedures. The customer is now using at least one of the methods to build production molds. As part of ATG's contract, the Company gained exclusive rights to all technology developed under the contract for use in all fields other than toys, games and infant furniture. As described below Infinite Machines has formed ExpressTool to exploit these technologies.

     The second program on which ATG has been working for three years is sponsored by the world leader in jet engine ignition systems. The purpose of the program is to develop an ignition system for future jet engines and for retrofit to older engines which will be superior to current ignitions. Progress has been satisfactory in this development program. When the project reaches production Infinite Machines expects to be the supplier of key system components. Production will be several years off, continuing development and system demonstration will occupy the intervening period.

     ATG is involved in several smaller and early stage programs. The Company's plan is to concentrate the efforts of this small group on advanced manufacturing techniques in the future.

                               ExpressTool, Inc.

     ExpressTool was formed in 1996 to exploit the rapid mold building techniques developed by ATG and their sponsor. In 1996 efforts were mostly directed toward establishing a facility in which limited quantities of molds could be built and acquiring the staff necessary to operate. Orders have been taken from several major corporations to build demonstration molds. Presuming successful customer evaluations we anticipate that production orders will be forthcoming during 1997. If these orders develop as anticipated additional investment will be required to expand capacity.

                                    Employees

     As of April 1, 1997, the Company had 75 full-time employees, including three executive officers and Spectra Science had 11 full time employees including one executive officer. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its businesses will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Infinite Machines leases approximately 5,700 square feet of office and laboratory space in Warwick, RI for its corporate offices, Advance Technology Group and ExpressTool for a term ending in June, 1998. The annual rent for the premises is $68,400.

     Laser Fare acquired certain equipment and an operations facility with approximately 17,000 square feet, located in Smithfield, Rhode Island, under a capital lease obligation. The interest rate on the underlying Industrial Revenue Bond ranges from 6% to 7.25%. Combined annual payments of principal and interest are approximately $115,200 per year through June 2002 and $55,200 per year thereafter through June 2012. Commencing in June 1996, Laser Fare began renting an additional 8,000 square feet of manufacturing space on a month to month basis at a rental rate of $2,200 per month.

     The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

     On November 21, 1995, the Company was served with a summons and complaint in an action commenced in the Superior Court of the State of California, County of Yolo, captioned Moller International, Inc. ("Moller"), plaintiff, v. Infinite Machines Corp., et al (the "Moller Action"). The claims in the complaint against the Company were alleged to have arisen out of the Development and License Agreement dated August 16, 1991 between the Company and Moller (the "Agreement") which related to the Company's licensing of certain technology, know-how and intellectual property rights of Moller relating to the manufacture and sale of liquid cooled rotary engines. The Company discontinued its rotary engine development program during 1995. The Complaint alleges that the Company failed to reimburse Moller for amounts in excess of $100,000 allegedly incurred by Moller under the Agreement and failed to pay Moller minimum royalty fees for the years 1992, 1993, 1994 and 1995 in an amount not less than $800,000. The Company in its answer to the complaint interposed counterclaims against Moller for breach of agreement, fraud and negligent misrepresentation.

     On December 19, 1996, following a trial, a jury verdict was rendered in the Moller Action assessing compensatory damages against the Company in the amount of $1.25 million. Further, a verdict was rendered in favor of Moller on the Company's counterclaims. Judgment in the amount of $1.25 million was entered against the Company following such verdict. On February 12, 1997, the Company filed notice of appeal of the judgment.

     As of April 1, 1997, the Company entered into an Accord for Satisfaction of Judgment with Moller pursuant to which the judgment has been satisfied and extinguished in exchange for a cash payment of $350,000, the delivery of a note in the principal amount of $100,000, bearing interest at the rate of 10% per annum, payable commencing May 1, 1998 in equal monthly installments of $7,019 through maturity on September 1, 1999, and the transfer of certain equipment related to the Company's discontinued engine development program with a net book value of approximately $24,000. In addition, the Company's Chairman transferred to Moller, in partial satisfaction of the Company's obligation, certain securities personally held by him in Moller (at an agreed upon value of $250,000). In consideration of such transfer, the Company reimbursed the Chairman through the issuance of 160,000 shares of Company Common Stock valued at fair market value on the date of judgment. See, "Note 15C - Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 5, 1996, the Company held its 1996 Annual Meeting of Stockholders pursuant to notice. At such meeting, the following directors were elected to hold such office until the 1997 Annual Meeting of Stockholders or until their successors are duly elected and qualified: Carle C. Conway, Clifford
G. Brockmyre, Robert J. Sherwood and Michael Smith (each receiving 7,099,194 votes in favor, with 63,230 votes withheld). Further, the Company's 1996 Stock Option Plan was approved (6,914,962 votes in favor, 210,352 votes against and 37,110 abstentions) and the appointment of Freed Maxick Sachs & Murphy, P.C. as the company's auditors for the 1996 fiscal year was ratified (7,140,774 votes in favor, 10,300 votes against and 11,350 abstentions).

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Common Stock Purchase Warrants are traded in the over-the-counter market and are quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on the SmallCap Market System under the symbols IMCI and IMCIW, respectively. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's Common Stock and Common Stock Purchase Warrants as reported by NASDAQ. Trading in both securities commenced on September 23, 1993.

     COMMON STOCK                                    High                Low
     -------------                                   ----                ---
     1995
     First Quarter                                   2-1/4               1-1/2
     Second Quarter                                  2                   1-1/2
     Third Quarter                                   3                   1-15/32
     Fourth Quarter                                  3-1/8               2-1/2

     1996
     First Quarter                                   3-3/4               2-11/16
     Second Quarter                                  6-5/16              3-3/8
     Third Quarter                                   3-1/8               2-1/16
     Fourth Quarter                                  1-15/16             1-3/16

     Common Stock Purchase Warrants
     ------------------------------
     1995
     First Quarter                                   1/2                 9/32
     Second Quarter                                  9/32                1/4
     Third Quarter                                   1/2                 1/4
     Fourth Quarter                                  1/2                 3/8

     1996
     First Quarter                                   5/16                3/16
     Second Quarter                                  1-1/16              3/8
     Third Quarter                                   1/2                 1/4
     Fourth Quarter                                  1/2                 1/4


     As of April 9, 1997 the closing bid price for the Company's Common Stock and Warrants, as reported by NASDAQ, was 1-9/16 and 5/32, respectively. As of April 9, 1997, the Company had approximately 97 stockholders and 30 warrant holders of record, respectively.

Dividend Policy

     The Company has not paid dividends to its stockholders since its inception and has no intention of paying any dividends to its stockholders in the foreseeable future. The Company intends to reinvest earnings, if any, in the developments and expansion of its business.

PART II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Infinite Machines has two principal operating subsidiaries, Laser Fare and Spectra Science. Laser Fare was acquired in July 1994, for stock, and is wholly owned. Spectra Science, which is 63% owned by the Company, was formed in August, 1996.

     In addition to these two subsidiaries, Infinite has a division, Advanced Technology Group ("ATG"), engaged in contract research and development and ExpressTool Corp. ("Express Tool"), a newly formed subsidiary created to exploit new rapid tooling technology.

     Prior to December 31, 1995, the Company's principal business operation involved the development of a rotary engine for marine recreational applications. Such operations were discontinued as of December 31, 1995 as a result of inadequate demand for such products. See, "Note 1 - Notes to Consolidated Financial Statements."

General

Laser Fare

     Laser Fare's material processing activities have progressed satisfactorily. Sales increased approximately 20% during 1996 compared to 1995 and operations were profitable when viewed on a stand alone basis. During 1996, Laser Fare expanded its manufacturing operations into an adjacent building and acquired new equipment to increase operating capacity. Several new customers began work with Laser Fare during the year and business with these new accounts is expected to increase during 1997. Laser Fare has sufficient facilities and equipment to support it short-term business expansion.

Spectra Science

     Spectra Science, which was formed during the third quarter of 1996, is operating in accordance with its initial start-up plan. A system for automated identifications of garments using laser coded thread has been demonstrated to representatives of the rental garment industry. Results from the demonstration were very positive and orders have been received from two large garment rental firms. These orders are for pilot programs to be implemented in actual working environments. If the system works well in use, substantial follow-on orders could result.

     In October 1996, Spectra Science entered into a contract with the Textile Rental Association to build and demonstrate an automated system for identification of rental linens and other flat goods. The system which uses a LaserPaint(TM) thread woven into the textile will be demonstrated at the annual convention of the Textile Rental Association in June 1997. If the demonstration is successful, substantial orders for LaserPaint(TM) thread and readout instruments could result. Shipment of LaserPaint(TM) thread and readers may begin as early as the third quarter of 1997.

     As noted earlier, Spectra Science has received a Phase II SBIR from the department of Defense to develop a high definition projection television system. This work can lead to production and sale of specialized video systems or licensing to manufacturers.

     Spectra is actively evaluating LaserPaint(TM) techniques for use in photodynamic cancer therapy. Initial testing has been successful in animals and further tests are being conducted at the request of pharmaceutical producers. It is management's belief that LaserPaint(TM) will significantly reduce the capital investment which a clinic or doctor needs to incur prior to offering photodynamic therapy. This reduction in investment and lower treatment costs may speed up the acceptance of photodynamic cancer therapy.

Express Tool

     ExpressTool is believed to have key technical capabilities which will allow molds and other types of tools to be made more rapidly than is possible with traditional methods. Most manufacturers are striving to reduce the time required to bring new products to market for competitive reasons. Building molds and other tools in many instances requires half or more of the total new product development cycle. Therefore building tools more rapidly is much sought after. ExpressTool's techniques have been proven on a small scale and in small quantities. Express Tool's challenge for 1997 will be to scale up, and gain acceptance by customers which were not associated with the process development. Management believes that ExpressTool should have sales revenue in 1997, which could increase rapidly with customer acceptance.

Advanced Technology Group

     The Advanced Technology Group is continuing development of advanced ignition systems. In January 1997, ATG received a contract from the firm which sponsored the rapid tooling project to work more broadly with them in advanced manufacturing methods. In November 1996, ATG was informed they had been selected for a Phase II SBIR. This contract with the United States Air Force Phillips Laboratory is a follow on to an earlier contract and is for commercialization of high powered diode lasers.

Liquidity

     Infinite Machines has several projects which may result in near term increases in orders. To fulfill substantially increased orders additional financing for equipment purchases and increased working capital will be required. The Company is investigating various approaches for funding these potential requirements.

     During 1996, the Company completed a financing through the sale of $4,000,000 of Subordinated Convertible Debentures. The Debentures bear interest at the rate of 6% per annum until maturity on June 1, 1998. The Debentures are convertible into Shares at a conversion price equal to 75% of the average closing bid price of the Shares on the five trading days preceding conversion. Through December 31, 1996, $3,500,000 of principal amount of such Debentures had been converted into 2,540,962 shares. In February 1996, Laser Fare refinanced its bank obligations which resulted in short term obligations amounting to $499,680 being converted to long term and an operating line of credit amounting to $400,000. In addition, through 1996, the Company's majority shareholder and others have provided funding through promissory notes issued totaling $995,948. In February 1997, the Company completed a financing through the sale of $1,100,000 of Subordinated Convertible Notes. The Notes bear interest at the rate of 6% per annum until maturity on December 31, 1998. The Notes are convertible into Shares at a conversion price equal to 73% of the average closing bid price of the Shares on the five trading days preceding conversion. At the option of the Holder, at any time from the ninety-first (91st) day following the date of issuance until the Notes are paid in full, the Notes may be converted, however, no more than fifty percent (50%) of the principal amount of any Note may be converted prior to the one-hundred twentieth (120th) day following date of issuance.

     At the present time, the Company has minimal working capital and its continued operation as a going concern is dependent on improving the operating performance of its sole operating subsidiary, Laser Fare, commercialization of the technology being developed and marketed by ExpressTool and Spectra Science, further cost reduction in general and administrative costs, and raising additional debt and/or equity capital. Management is working to achieve these objectives, however, there are no assurances that such efforts will be sufficiently successful to enable the continued operation of the Company as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October, 1993 public offering of its common stock. From inception, through December 31, 1996, an aggregate of approximately $14 million, net of expenses, has been provided by debt and equity offerings. As of December 31, 1996, the Company had cash, cash equivalents and marketable debt securities totaling approximately $1,216,400 available for its working capital needs and planned capital asset expenditures.

     The Company proceeded with planned rotary engine developments through September, 1995. Due to the absence of orders, development work was stopped and all personnel associated with the effort were terminated. During 1995, the Company incurred approximately $1.4 million on engine development activities including capital expenditures of approximately $321,000. A substantial portion of the net carrying value of these assets, together with prior year's acquisitions, were charged off to operations in recognition of management's estimate of their estimated value. The Company has no ongoing expense related to the discontinued engine development business.

     While revenues were realized in fiscal 1996 on a consolidated basis, the majority of revenues were attributed to Laser Fare. While improved revenue is being realized by the Company and expense containment measures have and will continue to be implemented, management is, nonetheless, pursuing several strategies for raising additional resources through debt or equity transactions.

     The Board of Directors has given approval for management to vigorously pursue several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application has been made for available governmental funds in the form of interest subsidized financing. Management believes that a total of $2.5 million of funds would satisfy all of its cash requirements for the next eighteen months. There is no assurance, however, that management will be successful in raising all or a part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

Industry Segments

HGG Laser Fare, Inc.

     Revenues from the contract machining and advance technology consulting services for the year ended December 31, 1996 were approximately $5,080,000 and provided a gross profit for the period of approximately $1,923,000. Revenues and gross profit for the prior year were $5,052,366 and $1,970,466, respectively.

Spectra Science Corp.

     Revenues from product sales were approximately $18,000 and government contracts $29,000 which provided a gross profit for the period of approximately $41,000. 1996 was the first year of Spectra Science's operations.

Rotary Engine Development

     The Company suspended operations of its rotary engine business in September 1995 due to continuing delays in the EPA's implementation of proposed marine engine emission regulations. There was no revenue in 1996 and this segment produced operating losses of $96,000, $2,736,000 and $2,275,000 during 1996, 1995, and 1994 respectively.

                          Comparison of the Years Ended
                           December 31, 1996 and 1995

     In 1996, consolidated revenues were $5,127,000 on cost of sales of $3,164,000 resulting in a gross profit in the amount of $1,964,000 realized during the year. Revenues and gross profit for the prior year period were $5,052,366 and $1,970,466, respectively.

     Operating expenses decreased to $117,715 in 1996 compared to $157,591 in 1995. The decrease is attributable to a cost reduction initiative taken by the Company.

     Research and development expenses decreased during 1996 to $402,442 from $427,468 in 1995, or a decrease of 5.9%. The decrease resulted from the discontinuance of the Company's engine development activities offset by research and development expense primarily attributed to Spectra Science's investment in laser technology research and development.

     General and administrative expenses increased to $2,252,003 in 1996 from $2,192,525 in 1995, an increase of $59,478 or 2.7 %. The increase is primarily attributed to FTD valuation allowance (See, "Note 4A - Notes to Consolidated Financial Statements") as well as additional general and administrative expense attributable to Spectra Science.

     Selling expenses of $511,208 in 1996 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expense of $435,605 in 1995 were primarily attributed to similar activities at Laser Fare.

     For the year ended December 31, 1996, depreciation and amortization costs were $1,179,462 as compared to $728,288 for 1995. This increase corresponds to the effects of increased capital expenditures of $51,174 in 1996, as well as the impact of machinery and equipment and purchased technology recognized as a result of the Spectra Science acquisition in 1996. Amortization of deferred financing costs provided approximately $528,000 of the costs as compared to $62,003 in 1995, which increase is attributed to the conversion of debt to common stock in 1996. Amortization of purchased technology during 1996 totaled $148,531.

     Interest expense was $421,910 during 1996, an increase of $122,389 from 1995. The increase is attributed to the significant increase in outstanding borrowings effected during 1996. Interest income of $102,180 in 1996 represents an increase of $67,949 over the 1995 period, which is attributed interest earned on the proceed from financing during the period.

     All of these factors contributed to the net loss of $3,299,976 in 1996 as compared to the net loss of $2,851,759 in 1995.

                          Comparison of the Years Ended
                           December 31, 1995 and 1994

     In 1995, consolidated revenues were $5,052,000. The cost of sales for 1995 was $3,082,000, and gross profit in the amount of $1,970,000 was realized during the year. During the approximate six month period of 1994 that the Company owned its subsidiaries, revenues of $2,270,000 were recorded which provided a gross profit of $743,000. The net consolidated loss for 1994 was $2,098,000.

     Operating costs decreased to $157,591 in 1995 compared to $278,647 in 1994. The decrease is attributable to a cost reduction initiative taken by the Company. Also, the Company incurred approximately $33,000 in relocation costs in 1994 related to relocation of the engine design facility from Nevada to Wisconsin.

     Research and development expenses decreased during 1995 to $427,468 from $501,044 in 1994, or a decrease of 14.7%. These decreases correspond to management's decision to suspend operations at the engine subsidiary. Neither of the acquired subsidiaries incurred research and development costs during the period for which their results of operations were included in the consolidated accounts for 1994.

     General and administrative expenses increased from $1,519,237 in 1994 to $2,192,525 in 1995, and increase of $673,288 or 44.3%. The laser services segment contributed approximately $327,000 of this increase, with the engineering consulting segment contributing approximately $304,000 of this increase. The rotary engine development segment (which includes the Parent company) contributed approximately $42,000 of this increase.

     Selling expenses of $435,605 in 1995 were primarily attributed to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials.

     For the year ended December 31, 1995, depreciation and amortization costs were $728,288 as compared to $444,598 for 1994. This increase corresponds to the effects of increased capital expenditures in 1995, as well as the impact of machinery and equipment, purchased technology and goodwill recognized as a result of the subsidiary acquisition in 1994. In addition, amortization of deferred financing costs provided approximately $62,000 of the increase.

     In 1995, in connection with management's decision to suspend development of the rotary engine, the Company conducted a review of the projected cash flows expected from alternate uses of the assets related to the rotary engine and asset write-downs of $592,000 were charged to operations.

     Interest expense was $299,521 during 1995, an increase of $188,875 from 1994. The increase is attributed to the significant increase in outstanding borrowings effected during 1995. Interest income of $34,231 in 1995 represents a decrease of $47,677 over the 1994 period.

     All of these factors contributed to the net loss of $2,851,759 in 1995 as compared to the net loss of $2,098,101 in 1994.


ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

                                   MANAGEMENT

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the Company's directors and executive officers.
                                                                   Director or
 Name                             Age       Position               Officer Since

 Carle C. Conway(1)               67        Chief Executive Officer,        1986
                                            Chairman of the Board

 Robert J. Sherwood (2)(3)        53        Director                        1993

 Michael S. Smith                 42        Director                        1996

 Clifford G. Brockmyre            55        President and Chief             1994
                                            Operating Officer

 Daniel T. Landi                  54        Chief Financial and             1993
                                            Accounting Officer

 Cotter C. Conway                 30        Secretary                       1993

----------
(1) This person may be deemed a parent and/or promoter of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

     Each Director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the will of the Board of Directors. Cotter C. Conway is the son of Carle C. Conway.

Background

     The principal occupations of each director and executive officer for at least the past five years are as follows:

     Carle C. Conway. Mr. Conway, the founder of the Company, has been its Chairman and a Director since its inception in 1986. From 1977 to mid 1992, Mr. Conway was the President of Eastern Molding International, a plastic molding company, which he founded in 1977 and sold in 1992. Prior to founding the Company, Mr. Conway served in various capacities with GTE from 1971 to 1977, including Vice President of GTE Information Systems, where he was responsible for nationwide data transmission services, and Vice President of Ultronic Systems Company, a subsidiary of GTE, where he managed a worldwide data network that provided real-time stock and commodity quotations to investment and stock brokerage firms. From 1953 to 1971, Mr. Conway held several positions with Aerojet-General Corporation, a manufacturer of rocket engines. Mr. Conway received a Bachelor of Science Degree in Mechanical Engineering from the Massachusetts Institute of Technology and holds approximately ten patents in the fields of rocket controls, hydraulic devices and plastic fabrication processes. He is a recipient of the Air Force Award of Excellence of Outstanding Management and the Air Force Ballistic Systems Division Award for Management.

     Clifford G. Brockmyre. Mr. Brockmyre has a Director since October 1994 and President since September 1995. Mr. Brockmyre has been involved with manufacturing since 1966. He was a majority stockholder in Quabbin Industries, which he purchased in 1973. He took Quabbin from a nearly bankrupt job shop to an extremely profitable manufacturer with revenues of over $30 million in 1990. Mr. Brockmyre sold Quabbin in 1990 for $24 million to a Fortune 500 company. For over 27 years, he has been involved in the tooling, machining and manufacturing industries throughout the country. He is a member of the Licensing Executive Society, a member of the faculty of Mohawk Research's Commercialization Programs of the Department of Energy and Los Alamos National Laboratory and was the 1992 Chairman of the 3000+ corporation member National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. The Department of Energy has set up Laser Fare as a model for technology transfer under its Small Business Initiative.

     Robert J. Sherwood. Mr. Sherwood has been a Director of the Company since April, 1993. Since mid 1991, Mr. Sherwood has been the President of the Center for Business Innovation, an organization, which provides business services for high growth, technology-related companies. The Center for Business Innovation currently has equity interests in 22 client companies engaged in the computer hardware, software and medical telecommunications industries. From 1990 through mid 1991, Mr. Sherwood was Vice President, Sales and Marketing of Mass MicroSystems, Inc., a producer of computer video products. Prior thereto, from October 1987 through 1989, Mr. Sherwood was Vice President, Sales and Marketing of RasterOps Corporation. Mr. Sherwood received Bachelors and Masters degrees in environmental engineering from the University of Kansas and a Master degree in business from California State University. Mr. Sherwood is currently a member of the Advisory Board of Directors of the Block School of Business and Public Administration at the University of Missouri-Kansas City; a member of the Board of Directors of CycleAware, a California based company, manufacturing products for bicycle safety; a member of the Board of Directors of Phi Kappa Theta Fraternity at the University of Kansas; a member of the Advisory Board of the Capital Resource Network, an organization matching investors with early stage technology companies; a member of the Board of the Grant Thornton Business Council; and chairman of the Kansas Technology Corporation Committee, which has the responsibility of reviewing the management of the Centers for Excellence in Research and Development, located at all four state universities in Kansas.

     Michael Smith. Mr. Smith was elected to the Board of Directors in 1995 and is a member of the Audit and Compensation committees. Mr. Smith is a principal of International Capital & Management Inc., a merchant banking and venture capital firm. From October 1992 through January 1997, Mr. Smith was the Managing Director of Corporate Finance of H.J.

Meyers & Co. (formerly known as Thomas James Associates, Inc.) an investment banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith serves on the Board of Directors of The Village Green Bookstore, Inc., and CSL Lighting Manufacturing, Inc. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

     Daniel T. Landi. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems within corporate and private industry. His background also includes considerable experience with acquisitions, mergers, joint ventures and start-up operations, including successful funding, private placements and initial public offerings. He has a BS in Finance and an MBA from the University of Connecticut. As the IBM International Finance Systems Manager, Mr. Landi managed the architecture, development, installation and execution for common financial systems of 16 manufacturing and development facilities throughout Europe. Mr. Landi has over 20 years of progressive growth in overall business and senior financial management. As the Vice President and Chief Financial Officer of an aerospace R&D company, he was primarily responsible for business and strategic plans, financial structuring, funding, as well as establishing an operating infrastructure for the company, including business and financial systems.

     Cotter C. Conway. Cotter C. Conway has served as the Company's Secretary since 1993. Mr. Conway is an attorney in private practice in Nevada. He received his law degree from The Vermont Law School in 1991 and a Bachelor of Science degree from Rensselaer Polytechnic Institute in 1989. He is a member of the Bar of the states of Nevada and California.

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to general instruction G the information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1996 which is to be filed with the Commission on or before April 30, 1997.

ITEM 13. Exhibits and Reports on Form 8-K

     Exhibits

     The Exhibits listed below are filed as part of this Report.

3.1  Restated Certificate of Incorporation of the Company. (1)
3.2  By-Laws of the Company. (1)
4.1  Specimen Stock Certificate. (1)
4.2  Form of Common Stock Purchase Warrant. (1)
4.3  Form of Warrants issued to Thomas James Associates, Inc., October 1, 1993.
     (1)
4.4 Form of Warrant Agreement issued to Thomas James Associates, Inc., in connection with private placement financings. (1)
4.5  Form of Warrant
     Agreement with American Stock Transfer and Trust Company. (1)
10.1 Employment Agreement between the Company and Carle C. Conway. (1)
10.2 Form of Note between the Company and Carle C. Conway. (5)
10.3 Form of Stock Option Plan. (1)
10.4 1993 Non-Employee Directors' Stock Option Plan. (1)
10.5 Form of Stock Option Agreement. (1)
10.6 Form of Confidentiality Agreement. (1)
10.7 1994 Stock Option Plan (3)
10.8 Stock Acquisition Agreement between the Company and HGG Laser Fare Inc. (2)

10.9  Employment Agreement between the Company and Clifford G. Brockmyre. (2)
10.10 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (4)
10.11 The Sale of the Business Undertaking and Intellectual Property Rights of Fleming Thermodynamics Limited Agreement between Fleming Thermodynamics Limited And Motherwell Bridge Holdings Limited and FTD Infinite Limited.
      (4)
10.12 Lease Agreement between East Kilbride Development Corporation and Fleming Thermodynamics Limited for office space in East Kilbride, Scotland. The lease was assumed by FTD Infinite Limited. (4)
10.13 Stock Sale Agreement, dated December 31, 1995, with respect to the sale of FTD Infinite Ltd. (5)
10.14 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.15 Spectra Acquisition Corp. - Series A Convertible Stock Purchase Agreement dated August 23, 1996 (6)

10.16 Spectra Acquisition Corp. -Stockholders' Agreement dated August 23, 1996
     (6)
21    Subsidiaries of the Company.*
27    Financial Data Schedule. *
----------
* Filed herewith.

(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.
(2)  Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)  Incorporated by reference to 1993 Preliminary Proxy Statements
(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended 12/31/94.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended 12/31/95.
(6)  Incorporated by reference to Report on Form 8-K, dated August 26, 1996.

     Reports on Form 8-K
     -------------------

     Report Date: December 19, 1996: Moller litigation jury verdict.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditor's Report.............................................   F-2


Consolidated Financial Statements:

      Balance Sheets.....................................................   F-3

      Statements of Operations...........................................   F-4

      Statements of Stockholders' Equity.................................   F-5

      Statements of Cash Flows...........................................   F-6


Notes to Consolidated Financial Statements...............................   F-7

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Machines Corp.

     We have audited the consolidated balance sheets of Infinite Machines Corp. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinite Machines Corp. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses during the last three years aggregating to approximately $8,250,000. These factors, among others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
April 1, 1997

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      --------------------------

    ASSETS                                               1996          1995
    ------                                            -----------   -----------

Current assets
    Cash and cash equivalents                           $1,147,791       $24,702
    Restricted funds                                        68,601        70,355
    Accounts receivable, net of allowances                 741,539       909,833
    Inventories                                            138,893       180,546
    Other current assets                                   150,830       134,323
                                                      ------------   -----------
        Total current assets                             2,247,654     1,319,759

Property and equipment, net                              4,303,838     3,632,648

Other assets
    Notes receivable - stockholders                        132,258       195,880
    Purchased technology, net                            1,389,367       147,732
    Inventoried parts                                      143,206       214,810
    Net assets of subsidiary sold
       pursuant to contractual obligation, net                   -       399,595
    Other assets, net                                      443,346       220,378
                                                      ------------   -----------
                                                         2,108,177     1,178,395
                                                      ------------   -----------

                                                        $8,659,669    $6,130,802
                                                      ============   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities
    Notes payable                                         $250,000      $447,371
    Accounts payable and accrued expenses                  952,864       786,011
    Current portion of litigation settlement payable       549,000             -
    Current maturities of long-term obligations            245,187       140,409
                                                      ------------   -----------
        Total current liabilities                        1,997,051     1,373,791

Long term obligations                                    3,984,557     4,003,097

Litigation settlement payable                              100,000             -

Minority interest                                          476,591             -

Stockholders' equity
    Common stock, $.001 par value, 20,000,000
      shares authorized, 8,693,162 and 5,490,189
      shares issued and outstanding                         8,694         5,490
    Additional paid-in capital                         13,423,537     8,779,209
    Accumulated deficit                               (11,330,761)   (8,030,785)
                                                      ------------   -----------
        Total stockholders' equity                      2,101,470       753,914
                                                      ------------   -----------

                                                       $8,659,669    $6,130,802
                                                      ============   ===========

                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                                 ---------------------------------------

                                                     1996          1995          1994
                                                 -----------   -----------   -----------

Sales                                            $ 5,127,166   $ 5,052,366   $ 2,269,726
Cost of goods sold                                 3,163,621     3,081,900     1,527,121
                                                 -----------   -----------   -----------
       Gross profit                                1,963,545     1,970,466       742,605

Cost and expenses
    Operating expenses                               117,715       157,591       278,647
    Research and development                         402,442       427,468       501,044
    General and administrative expenses            2,252,003     2,192,525     1,519,237
    Selling expenses                                 511,208       435,605       195,212
    Depreciation and amortization                  1,179,462       728,288       444,598
    Litigation settlement loss                       649,000             -             -
    Asset write-downs                                      -       592,256             -
                                                 -----------   -----------   -----------
       Total costs and expenses                    5,111,830     4,533,733     2,938,738
                                                 -----------   -----------   -----------

Operating loss                                    (3,148,285)   (2,563,267)   (2,196,133)

Other income (expense)
    Interest income                                  102,180        34,231        81,908
    Interest expense                                (421,910)     (299,521)     (110,646)
    Minority interest in net loss of subsidiary      117,350             -             -
    Gain on dispositions of assets                         -             -       108,566
    Loss on disposition of subsidiary                      -       (40,373)            -
    Other                                             53,073        25,066        24,804
                                                 -----------   -----------   -----------
       Total other income (expense)                 (149,307)     (280,597)      104,632
                                                 -----------   -----------   -----------

Loss before provision for income taxes            (3,297,592)   (2,843,864)   (2,091,501)

Provision for income taxes                            (2,384)       (7,895)       (6,600)
                                                 -----------   -----------   -----------

Net loss                                         $(3,299,976)  $(2,851,759)  $(2,098,101)
                                                 ===========   ===========   ===========

Per share
    Net loss                                           $(.50)        $(.53)        $(.43)
                                                 ===========   ===========   ===========
    Weighted average number of common
      shares outstanding                           6,610,520     5,375,157     4,851,946
                                                 ===========   ===========   ===========


                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Equity Adjustments
                                                                                                   ------------------
                                                     Common Stock        Additional                            Unrealized
                                                     ------------        Paid-In      Accumulated  Cumulative  Investment
                                                  Shares     Amount      Capital        Deficit    Translation Gain (loss)  Total
                                                  ------     ------     ----------    -----------  -----------  ----------- ------

    Balance - December 31, 1993                    4,611,946  $4,612    $7,489,097    $(3,080,925)  $     -    $    -    $4,412,784
         Issuance of common stock in connection
            with acquisition of subsidiary           520,000     520       739,435              -         -         -       739,955
         Net loss                                          -       -             -     (2,098,101)        -         -    (2,098,101)
         Unrealized gain on investment securities          -       -             -              -         -     2,445         2,445
         Translation adjustment                            -       -             -              -     1,000         -         1,000
                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1994                    5,131,946   5,132     8,228,532     (5,179,026)    1,000     2,445     3,058,083
         Issuance of common stock in connection
            with earn-out agreement                   89,502      89       150,946              -         -         -       151,035
         Issuance of common stock in connection
            with debenture conversions               208,102     208       399,792              -         -         -       400,000
         Issuance of common stock in connection
            with bridge loans                         60,639      61           (61)             -         -         -             -
         Net loss                                          -       -             -     (2,851,759)        -         -    (2,851,759)
         Realized gain on investment securities            -       -             -              -         -    (2,445)       (2,445)
         Translation adjustment                            -       -             -              -    (1,000)        -        (1,000)
                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1995                    5,490,189   5,490     8,779,209     (8,030,785)        -         -       753,914
         Issuance of common stock in connection
            with acquisition of license               10,000      10        29,990              -         -         -        30,000
         Issuance of common stock in connection
            with debenture conversions             2,940,993   2,942     4,296,990              -         -         -     4,299,932
         Issuance of common stock in connection
            with employee options exercised           11,740      12        18,832              -         -         -        18,844
         Issuance of common stock in connection
            with warrant conversions                 173,750     174       173,582              -         -         -       173,756
         Issuance of common stock in connection
            with note conversions                     66,490      66       124,934              -         -         -       125,000
         Net loss                                          -       -             -     (3,299,976)        -         -    (3,299,976)

                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1996                    8,693,162  $8,694   $13,423,537   $(11,330,761)  $     -   $    -    $2,101,470
                                                   =========  ======  ============   ============   =======   =======   ===========



                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                               --------------------------------------
                                                                 1996          1995          1994
                                                               -----------  ----------- -------------
Cash flows from operating activities:
      Net loss                                                $(3,299,976) $(2,851,759) $ (2,098,101)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                         1,179,462      728,288      444,598
          Loss on sale of subsidiary                                    -       40,373            -
          Gain on dispositions of assets                                -            -     (108,566)
          Minority interest in net loss of subsidiary            (117,350)           -            -
          Translation adjustment                                        -       (1,000)       1,000
          Asset write-downs and allowances                        549,591      742,256            -
          Changes in assets and liabilities:
               (Increase) in assets and liabilities:
                    Accounts receivable                           110,920     (595,485)    (209,679)
                    Other current assets                          (50,536)      (7,501)      65,794
                    Inventories and inventoried parts             142,255     (143,399)     (22,537)
               Increase (decrease) in liabilities:
                    Accounts payable and accrued expenses         158,712      153,689      (46,597)
                    Litigation settlement payable                 649,000            -            -
                                                               ----------   ----------   -----------
          Net cash used in operating activities                  (677,922)  (1,934,538)  (1,974,088)

Cash flows from investing activities:
      Available-for-sale securities:
          Purchases                                                     -            -     (750,326)
          Sales                                                         -      751,973            -
      Held-to-maturity:
          Maturities                                                    -            -    6,500,000
          Purchases                                                     -            -   (2,957,947)
      Disposition of subsidiary, net cash disposed                      -      (39,525)           -
      Acquisition of subsidiaries (net of cash
         acquired of $93,586)                                           -            -     (348,884)
      Purchase of net assets of Spectra Science Corp.          (1,654,000)           -            -
      Purchase of property and equipment                         (662,659)    (913,291)    (397,575)
      Purchase of technology and other intangibles               (153,934)      (4,510)    (132,385)
      Proceeds from sale of equipment                                   -       13,238       11,408
                                                               ----------   ----------   -----------
          Net cash provided by (used in) investing activities  (2,470,593)    (192,115)   1,924,291

Cash flows from financing activities:
      Proceeds from convertible debentures, net of expenses     3,730,000      874,350            -
      Repayments on line of credit                                      -     (332,800)           -
      Borrowings on line of credit                                      -            -      187,720
      Net borrowings (repayments) of short-term debt             (220,000)     414,768            -
      Repayments of long-term obligations                        (161,075)    (615,687)    (229,114)
      Borrowings of long-term debt                                 75,453    1,616,000       50,000
      (Increases)decreases of restricted funds, net                 1,754       (6,155)     (48,003)
      Proceeds from issuance of preferred stock                   586,000            -            -
      Proceeds from issuances of common stock,
         net of expenses                                          259,472            -            -
                                                               ----------   ----------   -----------
          Net cash provided by (used in) financing activities   4,271,604    1,950,476      (39,397)
                                                               ----------   ----------   -----------

Net increase (decrease) in cash and cash equivalents            1,123,089     (176,177)     (89,194)

Cash and cash equivalents - beginning of year                      24,702      200,879      290,073
                                                               ----------   ----------   -----------

Cash and cash equivalents - end of year                        $1,147,791     $24,702      $200,879
                                                               ==========   ==========   ===========


                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

     The accompanying consolidated financial statements include the financial statements of Infinite Machines Corporation and each of its wholly-owned subsidiaries; Infinite Engines Corporation (IEC), HGG Laser Fare, Inc. (LF) and Express Tool, Inc. (ET), and its 63% owned subsidiary, Spectra Science Corporation (SSC) (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

     Infinite Machines Corp. was incorporated in 1986 and from its inception through December 31, 1995, its principal activities involved the research and development of high-performance multifuel rotary engines and securing the funding for these activities. In 1994 the rotary engine development center was relocated to Elkhorn, Wisconsin. At that time Infinite Engines Corporation was incorporated to facilitate and accelerate the development of rotary engine propulsion systems. In 1995, the Company completed development of the rotary engine; however, due to the absence of sales orders for the engine, management decided to suspend operations of IEC. Coincident with this decision, management reviewed the carrying values of those assets related to the rotary engine development and determined that write downs were necessary. Accordingly, the accompanying financial statements for 1995 reflect adjustments aggregating to approximately $592,000 ($.11 per share) in the carrying values of these assets.

     The Company had been a development-stage enterprise since its inception in 1986. Following the acquisition of HGG Laser Fare, Inc. in 1994, the Company's focus turned increasingly toward the expansion of LF's consulting for advanced laser technologies, pursuing the potential of new technology toward commercialization, and expanding the subsidiary's material processing business which includes laser welding, machining, drilling and engraving. LF formed a subsidiary, Express Tool, Inc., in 1996 for the purpose of commercializing technology developed by LF, primarily rapid tooling technology used in the manufacturing sector. On August 26, 1996, the Company acquired a majority interest in Spectra Acquisition Corporation, a development-stage enterprise specializing in research of advanced laser technologies in the areas of, among other things, product identification, anti-counterfeiting methods and medical procedures. (See Note 4.)

NOTE 2. - FINANCIAL CONDITION

     During 1996, management continued to investigate and implement strategies aimed at developing the laser services segment of the Company's business. These include the creation of Express Tool, Inc. for developing and marketing technology for rapid tooling processes initially developed by HGG Laser Fare, Inc. Management believes that commercialization of these technologies will commence in 1997.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - FINANCIAL CONDITION (CONTINUED)

     Also in 1996, the Company acquired a majority interest in Spectra Science Corp. Spectra Science Corp. was created to commercialize two technologies, LaserPaint(TM) and the direct patterning on glass by lasers, licensed on an exclusive worldwide basis from Brown University. The Company intends on concentrating commercialization of these technologies in the near term in the areas of product identification for the textile industry, anti-counterfeiting for currency and other security documents, and in the medical field, specifically photodynamic therapy. Management believes commercialization of these technologies will begin in 1997.

     As more fully described in Footnote 15, in December 1996, compensatory damages were assessed against the Company pursuant to a jury verdict in the amount of $1,250,000. The Company has entered into a settlement agreement which requires a reduced consideration of $625,000 in cash, notes and common stock in the Company in addition to a transfer of certain Company equipment with a net book value of approximately $24,000. The Company believes that it has sufficient funds to satisfy the judgment.

     At the present time, the Company has minimal working capital and its continued operation as a going concern is dependent on improving the operating performance of its sole operating subsidiary, HGG Laser Fare, Inc., commercialization of the technology being developed and marketed by Express Tool, Inc. and Spectra Science Corp., further reductions in general and administrative costs, and raising additional debt and/or equity resources. Management is working to achieve these objectives, however, there are no assurances that such efforts will be successful, or if successful, sufficient to enable the continued operation of the Company as a going concern.

     The Board of Directors has given approval for management to vigorously pursue several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application has been made for available governmental funds in the form of interest subsidized financing. In March 1997, the Company completed financing through the sale of $1,100,000 of subordinated convertible debentures. There is no assurance, however, that management will be successful in obtaining the necessary financing to fund its operating losses, product development and marketing, or meet its debt service requirements.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents - Cash equivalents include money market funds.

     Restricted Funds - Restricted funds represent escrow funds set aside pursuant to a capital lease financing arrangement to meet scheduled payments. These funds are held in cash deposit and treasury trust accounts.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories - Inventories of the Company consist of the following:

                                                           December 31,
                                                     --------------------------
                                                       1996             1995
                                                       ----             ----

           Raw materials                             $49,081           $111,758
           Work-in-process                            66,882             68,788
           Finished product                           22,930                  -
                                                     --------           --------

                                                     $138,893           $180,546
                                                     ========           ========

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment - Additions to property and equipment are recorded at cost and depreciated over their estimated useful lives utilizing both accelerated and straight-line methods. The cost of improvements to leased properties are amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expenses as incurred while improvements are capitalized.

     Inventoried Parts - Spare parts and supplies are stated principally at cost.

     Intangible and Other Assets - Purchased technology consists of patents and licenses which are being amortized using the straight-line method over the estimated useful lives of the assets of 5 to 10 years. Other assets consist primarily of goodwill, deferred financing costs, and organization costs. Goodwill represents the excess of the purchase price over the fair values of net tangible assets of acquired businesses and is amortized using the straight-line method over 10 years. Deferred financing costs are amortized using the straight-line method over the terms of the debt instruments, which range from two to fifteen years. Organization costs are being amortized using the straight-line method over five years.

     The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment for each subsidiary, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. At December 31, 1996, the Company believes that no impairment of material intangibles existed. During the year ended December 31, 1995, a charge to operations of $200,730 was recognized relating to the impairment in value of certain purchased technology.

     Revenue Recognition - Revenue from job contract work is recognized as the units are shipped, and consulting revenues are recognized as the consulting services are provided. Revenue from research contracts is recognized over the life of the contract as costs are incurred, or as contract milestones are met.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Research and Development Costs - All costs related to sponsored research and development are expensed as incurred. Research and development expense was $402,442, $427,468 and $501,044 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Advertising - The Company expenses advertising costs as incurred. Advertising expense was $109,329, $30,989 and $6,514 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Income Taxes - The Company and its wholly owned subsidiaries file a consolidated federal income tax return. The Company's deferred tax asset and liability have been determined in accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Concentration of Credit Risk - Credit is granted to substantially all LF customers throughout the United States. LF maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts was $29,050 and $19,755 at December 31, 1996 and 1995, respectively.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Management reviews the financial viability of these institutions on a periodic basis.

     Net Loss Per Common Share - Net loss per common share is based upon the weighted average number of common shares outstanding during the periods. Outstanding stock options, warrants and convertible debentures have not been considered common stock equivalents because their assumed exercise would be antidilutive.

     Reclassifications - Certain amounts for 1995 and 1994 have been reclassified to conform to the 1996 presentation.

     Accounting Estimates - The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its bank and debenture notes payable, the fair value approximates its carrying amount.

     Accounting for Stock Issued to Employees - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plans as required by APB Opinion No. 25.

NOTE 4. - BUSINESS INVESTMENTS

     A.   FTD Infinite Limited

          Effective December 31, 1995, the Company sold all of the outstanding common stock of FTD Infinite Limited (FTD) to a Scotland, U.K. corporation. The consideration for the sale was a promissory note in the face amount of $550,000, due December 2002. The note bears interest at the rate of 4%, which is payable semi-annually. The note has been discounted at the rate of 10% yielding a net present value of approximately $400,000. The purchaser has pledged the common stock of FTD as collateral, and the purchaser's shareholder has guaranteed payment on the note. The sale gave rise to a loss of approximately $40,000.

          In 1996, the Company recorded a valuation allowance equal to the net book value of the note in the amount of $418,003 due to the lack of current financial information on the purchaser to evaluate its credit worthiness, which raises uncertainty as to the recoverability of the face amount of the note at maturity.

          Revenues and operating results of FTD included in the consolidated statements of operations for fiscal 1995 are as follows:

                                                                     1995
                                                                     ----

                         Sales                                    $947,190
                                                                ===========

                         Net loss                                  $34,765
                                                                ===========

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - BUSINESS INVESTMENTS (CONTINUED)

     B.   HGG Laser Fare, Inc.

          Effective July 1, 1994, the Company acquired 100% of the outstanding capital stock of LF in exchange for 520,000 shares of its common stock valued at approximately $740,000. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of LF from the date of acquisition. Up to an additional 520,000 shares may be issued pursuant to a earn-out formula based upon the post-acquisition earnings of LF. The terms of the earn out provisions of the acquisition agreement provide for the issuance of additional shares in the event the net income of the subsidiary as of each of the three periods ending December 31, 1994 and 1995 and June 30, 1996 exceed certain specified levels. The shares issuable under the earn out provision shall be determined based on the excess of the subsidiary's actual earnings in excess of the specified levels. The excess earnings is to be divided by a per share value determined as the greater of (a) the average closing price of the Company stock during the month of March of each 1995 and 1996 (for the first and second earn out periods) and for the month of August 1996 (for the third earn out period) or (b) $2.50 per share. The earnings levels to be achieved in each of the earn out periods and the amount of deemed excess earnings eligible for additional share consideration is as follows:

                                                                                   Additional
                                                                                 Consideration
                                                  ---------------------------------------------------------------
                                                     Six Months              The Year              The Six Months
                                                       Ended                  Ended                    Ended
                   Earnings Levels                December 31, 1994       December 31, 1995        June 30, 1996
                   ---------------                -----------------       -----------------        -------------

        First period:
          $150,000 or less                              $0                     N/A                     N/A

          $450,000 or more                          $300,000

          Greater than $150,000                  Actual earnings
          but less than $450,000                 less $150,000

          Second period:
          $350,000 or less                            N/A                      $0                      N/A

          $1,050,000 or more                                               $700,000

          Greater than $350,000                                          Actual earnings
          but less than $1,050,000                                       less $350,000

          Third period:
          $200,000 or less                            N/A                      N/A                     $0

          $600,000 or more                                                                        $400,000

          Greater than $200,000                                                                 Actual earnings
          but less than $600,000                                                                less $200,000


                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - BUSINESS INVESTMENTS (CONTINUED)

          For 1994, an additional 89,502 shares of common stock were issued in 1995 to the former owners of LF at a recorded share price of $1.69 per share, which resulted in the recognition of additional goodwill in the amount of $151,035 pursuant to the earn-out provisions of the purchase agreement. No additional shares were earned in 1995. For 1996, an additional 48,631 shares of common stock were issued in March 1997 at a recorded price of $3.19 per share, which resulted in the recognition of additional goodwill to be recorded in fiscal 1997 in the amount of $155,141.

     C.   Spectra Science Corporation

          On August 26, 1996, IMC acquired an 82% preferred stock interest in Spectra Acquisition Corp. (SAC). The aggregate consideration paid for the preferred stock was $2,7000,000. Simultaneously with the capitalization of SAC, SAC acquired substantially all of the assets of Spectra Science Corporation for the aggregate consideration of $1,654,000 in a business acquisition accounted for under the purchase method of accounting. SAC subsequently changed is name to Spectra Science Corporation (SSC). Following is a summary of the assets acquired and liabilities assumed:

               Technology rights                $1,265,000
               Property and equipment              255,000
               Other assets                         96,000
               Goodwill                             98,000
                                                ----------
                                                 1,714,000
               Less: liabilities assumed           (60,000)
                                                ----------
                                                $1,654,000
                                                ----------

          The following summarizes on an unaudited pro forma basis the combined results of operations of the Company as though all of the above acquisitions were made at January 1, 1994. The pro forma amounts give effect to appropriate adjustments for the fair value of assets acquired, salary expense, amortization of intangibles, and the issuance of common shares.

                                                1996                   1995                  1994
                                                ----                   ----                  ----

               Revenues                      $ 5,213,000            $ 5,453,000          $ 4,256,000
                                             ============          =============         =============
               Net loss                      $(4,309,000)           $(4,392,000)         $(2,289,000)
                                             ============          =============         =============
               Per share                     $      (.65)           $      (.82)         $      (.45)
                                             ============          =============         =============


                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - NOTES RECEIVABLE - STOCKHOLDERS

     The promissory notes mature through December 2004 with interest at 6%, payable quarterly, and are collateralized by shares of the Company's common stock held by the stockholders. A valuation allowance of $186,284 ($150,000 -
1995) was recorded based on management's estimate of the net fair value of the notes.

NOTE 6. - PROPERTY AND EQUIPMENT

     Property and equipment consists of:


                                                    Depreciable                          December 31,
                                                                           ------------------------------------------
                                                       Lives                    1996                      1995
                                             --------------------------    ----------------         -----------------
           Land                                     N/A                         $  100,000              $  100,000
           Building and leaseholds            18     -     40 years              1,016,300                 976,713
           Machinery and equipment            5      -     10 years              3,906,895               2,849,630
           Furniture and fixtures             5      -       7 years               441,102                 400,238
                                                                            --------------           -------------
                                                                                 5,464,297               4,326,581
           Accumulated depreciation
            and amortization                                                    (1,160,459)               (693,933)
                                                                            --------------           -------------

                                                                                $4,303,838              $3,632,648
                                                                            ==============           =============

     Included above is the following property and equipment held under capital leases:

                                                                                         December 31,
                                                                           ------------------------------------------
                                                                                1996                      1995
                                                                           ----------------          ----------------

           Land                                                                   $100,000                  $100,000
           Building and leaseholds                                                 725,762                   725,762
           Machinery and equipment                                               1,194,961                   892,835
                                                                             -------------             -------------
                                                                                 2,020,723                 1,718,597
           Accumulated depreciation
             and amortization                                                     (337,002)                 (192,145)
                                                                             -------------             -------------

                                                                                $1,683,721                $1,526,452
                                                                             =============             =============


       Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $144,857, $129,739 and $62,406 in 1996, 1995 and 1994, respectively.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - PURCHASED TECHNOLOGY

       Purchased technology consists of the following:



                                                                                         December 31,
                                                                          -------------------------------------------
                                                                               1996                       1995
                                                                          ----------------          -----------------

            Patents and purchased technology                                   $1,595,574                  $226,074

            Accumulated amortization                                             (206,207)                  (78,342)
                                                                            -------------            --------------

                                                                               $1,389,367                  $147,732
                                                                           ==============            ==============


     The Company has signed an agreement to sell its rights in Sprintex technology, a rotary engine development segment asset, to an Australian company for 100,000 British pounds sterling. At December 31, 1996, a $10,000 deposit is being held by the Company to be applied at the sale, which was consummated March 1997. The total consideration received was approximately $156,000, which resulted in a gain of approximately $33,000 which will be recognized in fiscal 1997.

NOTE 8. - OTHER ASSETS


      Other assets consists of:

                                                                                         December 31,
                                                                          -------------------------------------------
                                                                               1996                       1995
                                                                          ----------------          -----------------

            Goodwill                                                             $248,389                  $124,904
            Deferred financing costs                                              150,873                   110,849
            Organization costs                                                    103,401                    -
            Other                                                                  -                         36,420
                                                                            -------------             -------------
                                                                                  502,663                   272,173
            Accumulated amortization                                              (59,317)                  (51,795)
                                                                            -------------             -------------

                                                                                 $443,346                  $220,378
                                                                            =============             =============


                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - NOTES PAYABLE

       Notes payable consists of the following:


                                                                                          December 31,
                                                                          -------------------------------------------
                                                                               1996                        1995
                                                                          ----------------          -----------------

             Note payable, officer/shareholder (a)                                $70,000                   $70,000
             Bank revolving promissory note (b)                                   180,000                   377,371
                                                                            -------------             -------------

                                                                                 $250,000                  $447,371
                                                                            =============             =============


     (a) Note payable, officer/shareholder - The chairman and principal stockholder of the Company has advanced funds to the Company under a secured demand note which bears interest at a rate of 10%.

     (b) Bank revolving promissory note - A demand note that bears interest at a rate of prime plus .50% (8.75% at December 31, 1996). The note is secured by all the assets of LF and the guarantee of the Company.

NOTE 10. - LONG TERM OBLIGATIONS

       Long-term obligations consists of the following:

                                                                                1996                       1995
                                                                           ----------------          -----------------

             Convertible debentures  (a)                                          $600,000                  $605,000
             Capital lease obligations  (b)                                      1,483,806                 1,364,871
             Term note  (c)                                                      1,219,990                 1,250,000
             Note payable, other  (d)                                               40,000                    40,000
             Notes payable, officer/shareholder (e)                                785,948                   658,635
             Notes payable, related parties  (f)                                   100,000                   225,000
                                                                            --------------            --------------
                                                                                 4,229,744                 4,143,506
             Less current maturities                                               245,187                   140,409
                                                                            --------------            --------------

             Total long-term obligations                                        $3,984,557                $4,003,097
                                                                            ==============            ==============


                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - LONG TERM OBLIGATIONS (CONTINUED)

     (a) Convertible debentures - In 1996 the Company issued $236,000 ($1,005,000 - 1995) of convertible subordinated debentures due July 2000 with interest at 7%. The notes are convertible into common stock at a rate equal to 80% of the prevailing market price of the Company's common stock. During 1996, debenture holders converted $741,000 ($400,000 - 1995) of outstanding principal to 400,031 (208,102 - 1995)
          shares of common stock.

          In June 1996, the Company issued $4,000,000 of convertible debentures due June 1998 with interest at 6%. The notes are convertible into common stock at a rate equal to 75% of the prevailing market price of the Company's common stock. Through December 31, 1996, debenture holders converted $3,500,000 of outstanding principal including $58,938 of accrued interest to 2,540,962 shares of common stock.

     (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at rates ranging from 6% to 7.25%. Combined payments of principal and interest are approximately $9,600 per month during the first ten years of the lease and $4,600 per month thereafter through June 2012.

          The Company is also the leasee of machinery and equipment under capital leases which expire in 1999 and 2001. The aggregate monthly payments under these leases amount to approximately $5,408 including interest at rates ranging from 8.25% to 9.25%.

     (c) Term note - A term promissory note due in February 2011 bearing interest at prime plus 1% (9.25% at December 31, 1996). This note is secured by substantially all of the assets of LF and is guaranteed by the Company.

     (d) Note payable, other - A convertible note due to an individual which matures in May 1998 with interest at 10%. The note is convertible at the rate of $1.38 in principal for each share of common stock.

     (e) Notes payable, officer/shareholder - The chairman and principal stockholder of the Company has advanced funds to the Company under convertible secured notes which mature from December 1997 to September 1998 with interest at 10%. The notes are convertible at rates between $1.13 and $2.00 in principal for each share of common stock.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - LONG TERM OBLIGATIONS (CONTINUED)

     (f) Notes payable, related parties - The wife of the Company's president has advanced funds to the Company under a convertible secured note in the amount of $100,000 which matures in April 1998 with interest at 10%. The note is convertible at the rate of $1.75 in principal for each share of common stock. A family trust related to the chairman of the Company converted a note with a outstanding principal balance of $125,000 during 1996 to 66,489 shares of common stock.

     Minimum future annual payments of long-term obligations as of December 31, 1996 for each of the next five years and in the aggregate are:

                   1997                                           $343,793
                   1998                                          1,540,232
                   1999                                            426,334
                   2000                                            403,033
                   2001                                            279,566
                   Thereafter                                    2,017,740
                                                              ------------

                   Total minimum payments                        5,010,698
                   Less amount representing interest
                    on capital leases                              780,954
                                                              ------------
                                                                 4,229,744
                   Less current maturities                         245,187

                   Total long-term obligations                  $3,984,557
                                                              ============

NOTE 11. - STOCKHOLDERS' EQUITY

     A.   Preferred Stock

          The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has a par value of $.01 per share. The Company agreed to not issue preferred stock for a period of five years from the date of its initial public offering without the prior written approval of the Underwriter.

     B.   Common Stock

          On February 26, 1994, the Board of Directors approved an increase in the number of authorized shares of common stock from 10,000,000 to 20,000,000 with a par value of $.001.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - STOCKHOLDERS' EQUITY (CONTINUED)

          In connection with the acquisition of LF in June 1994, the Company initially issued 520,000 shares of common stock at a recorded share price of $1.42 (see Note 4). The terms of the purchase agreement provide that up to 520,000 shares may be issued if certain earning levels of LF are achieved. For 1994, an additional 89,502 shares of common stock were issued in 1995 to the former owners of LF at a recorded share price of $1.69 per share, which resulted in the recognition of additional goodwill in the amount of $151,035 pursuant to the earn-out provisions of the purchase agreement. No additional shares were earned in 1995. For 1996, an additional 48,631 shares of common stock were issued in March 1997 to the former owners of LF at a recorded share price of $3.19 per share, which resulted in the recognition of additional goodwill to be recorded in fiscal 1997 in the amount of $155,141 pursuant to the earn-out provisions of the agreement.

          In 1995, $400,000 in principal of subordinated convertible debentures was converted to 208,102 shares of common stock.

          In 1996, $4,241,000 in principal and $58,938 of related accrued interest of subordinated convertible debentures was converted to 2,940,993 shares of common stock.

          Warrants, notes and stock options were exercised in amounts totaling $317,600 for which 251,980 shares of common stock were issued. In addition, a license to various technology was acquired from Brown University in exchange in part for 10,000 shares of common stock issued at a value of $30,000.

     C.   Warrants

          In connection with two private placement offerings of its common stock, the Company issued to the placement agent, warrants to purchase up to an aggregate of 31,804 shares of common stock of the Company. The placement agent's warrants are exercisable for a five-year term commencing on the closing date of the initial offering at an exercise price of 120% of the offering's per share price, or $2.42 per warrant. No warrants were exercised at December 31, 1996.

          In connection with the issuance of bridge financing notes in 1993 and the conversion of officer/stockholder advances to notes, the noteholders were issued common stock purchase warrants. The warrants issued to the officer/stockholder were issued at the rate of one warrant for each $3 of note principal and exercisable over five years from the date of issuance at the per share price of $1.73. The warrants attached to the bridge financing notes were issued at the rate of one warrant for each $4 of note principal and are exercisable over five years from the date of issuance at the per share exercise price of $1.00. At December 31, 1996, there were 117,469 (291,219 -
          1995) warrants outstanding.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - STOCKHOLDERS' EQUITY (CONTINUED)

          In connection with the Company's public stock offering in 1993, 900,000 warrants were issued and are outstanding at December 31, 1996. The warrants are exercisable at $6.00 per share through March 1996 and at $7.00 per share through their expiration in September 1998.


NOTE 12. - STOCK OPTION PLANS

   A.     Employee Stock Option Plan

          The Company has granted options to key employees to purchase shares of the Company's common stock under stock option plans adopted in 1991, 1994, 1995 and 1996 authorizing the granting of options to purchase an aggregate of 1,130,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. All options granted are to have a term of ten years or such shorter term as may be provided at the time of grant, and are exercisable in equal annual increments as stipulated at the time of grant.

          The following is a summary of stock option activity under these plans for the past three years:


                                                                                 Number                   Weighted
                                                                                of Shares                  Average
                                                                              Under Option             Exercise Price
                                                                              ------------             --------------

                   Outstanding at December 31, 1993                                88,905                    $2.58
                        Granted                                                    79,000                     1.92
                        Canceled                                                  (67,560)                    2.57
                                                                              -----------

                   Outstanding at December 31, 1994                               100,345                    $2.07
                        Granted                                                   340,000                     1.70
                        Canceled                                                  (59,582)                    2.22
                                                                              -----------

                   Outstanding at December 31, 1995                               380,763                    $1.72
                        Granted                                                   100,000                     1.75
                        Exercised                                                 (11,744)                    1.60
                        Canceled                                                   (8,185)                    2.75
                                                                              ------------

                   Outstanding at December 31, 1996                               460,834                    $1.71
                                                                                  =======

                   Exercisable at December 31, 1996                               169,169                    $1.69
                                                                              ===========


                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - STOCK OPTION PLANS (CONTINUED)

          The average fair value of options granted under this plan were $1.57 and $1.51 per share for the years ended December 31, 1996 and 1995, respectively.

          Exercise prices for options outstanding at December 31, 1996 range from $1.44 per share to $2.75. The weighted average remaining contractual life on the options outstanding at December 31, 1996 is
          8.9 years.

          In 1996, three non-qualified stock option grants aggregating to 300,000 options were provided to the president of the Company. The options are exercisable in 100,000 increments if the average closing price of the Company's common stock exceeds $7.00, $10.00 and $13.00 per share, respectively, for a thirty consecutive day period prior to December 31, 1999. The options become exercisable if prior condition is not met in August 2005. The options expire in ten years from the date of grant. The exercise price of the options are $1.375 per share. The fair value of options granted under this plan during the year ended December 31, 1996 is $1.23 per share. No shares were exercisable at December 31, 1996.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have increased as follows:

                                                           1996           1995
                                                     -----------      ----------

              Net loss - as reported                     $3,905M        $2,852M
              Net loss - pro forma                        4,431M         3,365M

              Loss per share - as reported                   .59            .53
              Loss per share - pro forma                     .67            .63

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                    1996                 1995
                                                  --------             --------


              Expected dividend yield              0.000%                0.000%
              Expected stock price volatility     91.830%               94.410%
              Risk-free interest rate              6.502%                6.313%
              Expected life of options             9.25 Years        10.00 Years

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - STOCK OPTION PLANS (CONTINUED)

     B.   Directors' Stock Option Plan

          In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified options to purchase up to 50,000 shares of common stock. In 1996, a total of 5,000 options were granted and 7,500 were forfeited. At December 31, 1996, there were 22,500 options outstanding (25,000 -
          1995) to directors under this plan. These options are exercisable at prices ranging from $1.375 to $3.00 per share.

NOTE 13. - INCOME TAXES

     The income tax provision for the years ended December 31, 1996, 1995 and 1994 consist entirely of state income taxes currently payable.

     The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences, available net operating tax loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not.

     In 1994, LF adopted the provisions of FAS No. 109 concurrent with its acquisition by Infinite Machines Corp., which transaction also terminated its Subchapter S status for federal tax purposes. At the acquisition date a previously unrecognized net deferred tax liability of $148,000, representing the tax effect attributed to the excess net book value on depreciated assets reported for tax purposes over amounts reported for financial statement purposes, was recognizable. Available net operating loss carryforwards on a consolidated basis, which do not expire before the recognition of the taxable temporary differences, can be used to offset tax effects of such temporary differences. Accordingly, the liability has not been recognized.

     At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $10,172,000 and state net operating loss carryforwards of approximately $4,794,000 which expire through 2011. Due to a greater than 50% change in stock ownership during 1993, the utilization of net operating loss carryforwards generated to the date of such change is limited.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. - INCOME TAXES (CONTINUED)

     At December 31, 1996, the Company also had approximately $51,000 in research and development and state investment tax credit carryforwards which will expire in 2011. A deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $3,854,000 ($2,595,000 - 1995) has been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized.

     The Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                December 31,
                                                                 -------------------------------------------
                                                                      1996                       1995
                                                                 ----------------          -----------------

             Deferred tax assets:
                  Net operating loss carryforwards                    $3,613,000                $2,740,000
                  Litigation settlement payable                          238,000                     -
                  Reserves and other                                     316,000                    98,000
                                                                  --------------            --------------
                                                                       4,167,000                 2,838,000

             Deferred tax liabilities:
                  Property and equipment                                (313,000)                 (243,000)
                                                                  --------------            --------------
                  Net deferred tax asset                               3,854,000                 2,595,000
                  Valuation allowance                                 (3,854,000)               (2,595,000)
                                                                  --------------            --------------

             Net deferred                                             $    -                    $    -
                                                                  ==============            ==============


NOTE 14. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

     LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 1996, a $10,000 ($10,000 - 1995) contribution was made to the profit-sharing plan.

     In 1994 the Company adopted an executive incentive performance plan for employees qualifying as corporate executives. Incentive awards are payable in cash or common stock of the Company as determined by the employee. The maximum award attainable under the plan cannot exceed between 50% to 100% of the employee's base salary. In 1996 and 1995, there were no earnings under the plan ($5,000 - 1994).

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. - COMMITMENTS

     A.   Lease Commitments

          The Company utilizes certain equipment, vehicles and facilities under operating leases which expire at various dates through 2002. Rent expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was approximately $207,000, $202,000, and $142,000, respectively.

          The minimum operating lease payments required to be paid subsequent to 1996 are as follows:

                       1997                              $107,403
                       1998                               108,255
                       1999                                93,333
                       2000                                69,690
                       2001                                69,083
                       Thereafter                          15,600
                                                           -------
                                                          $463,364
                                                          ========

     B.   Employment Contracts

          The President and Chief Operating Officer of the Company is covered under an employment agreement with a term expiring in 2000. The agreement provides for minimum aggregate annual salary of $175,000, a bonus payment of $75,000 for fiscal 1996, and, under certain circumstances, for a severance payment based upon a multiple of past annual compensation.

          The Chief Executive Officer of the Company is covered under an employment agreement with a term expiring in 1998. The agreement provides for minimum aggregate annual salary of $150,000, and, under certain circumstances, for a severance payment of the greater of the remaining salary obligation through expiration of the agreement or $150,000.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. - COMMITMENTS (CONTINUED)

     C.   Litigation Settlement

          In December 1996, a jury verdict was rendered in Superior Court in the State of California, Yolo County in the action entitled Moller International, Inc. (Moller) v. Infinite Machines Corp. and Carle C. Conway, assessing compensatory damages against the Company in the amount of $1,250,000 and against its chairman in the amount of $100,000. The proceedings involved allegations that the Company breached its rotary engine development contract with Moller. The Company suspended its rotary engine development efforts in 1995 (see
          Note 2). On April 1, 1997, the Company entered into an accord for satisfaction of judgment (the Accord) with Moller whereby the Company, in satisfaction of its assessment, will pay Moller $350,000 upon execution of the Accord, and will execute a promissory note in the amount of $100,000 to be payable commencing May 1, 1998 through September 1, 1999, in monthy installments of $7,019 including interest at 10% per annum. The note will be collateralized by the personal guarantee of the Company's chairman. The agreement also requires the Company to transfer certain equipment to Moller with a net book value of approximately $24,000. In addition, the Company's chairman transferred to Moller common stock of Moller and stock options to purchase stock in Moller owned by him. In consideration of the transfer of the common stock and options, the Company issued to the chairman approximately 160,000 shares of stock in the Company which was recorded at a discounted value of $175,000. The accompanying financial statements reflect the aggregate consideration given to satisfy the judgment in the amount of $649,000.

NOTE 16. - RELATED PARTY TRANSACTIONS

     Interest expense incurred under notes issued to the Company's chairman and a family trust and the wife of the Company's CEO amounted to $99,907, $68,325, and $7,527 for the years ended December 31, 1996, 1995, and 1994, respectively.


NOTE 17. - SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:

                                  1996             1995                   1994
                             -----------         ---------           -----------

             Interest           $407,800           $259,733             $122,219
                              ==========          =========            =========
             Taxes              $  6,773           $  7,226             $      -
                              ==========          =========            =========

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. - SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

     During 1996, convertible debentures in the amount of $4,366,000 were converted in to 3,007,483 shares of common stock of the Company. In addition, accrued interest on a note payable to one of the Company's officers was converted into principal in the amount of $51,859. The Company also entered into a capital lease obligation for the acquisition of equipment in the amount of $250,000. The Company also refinanced short- and long-term obligations in the amount of $1,627,370. The Company issued 10,000 shares of common stock valued at $30,000 for acquisition of a technology license from Brown University.

     During 1995, convertible debentures in the amount of $400,000 were converted in to common stock of the Company. Accrued interest on a note payable to one of the Company's officers was converted in to principal in the amount of $9,636. In addition, the Company's interest in the common stock of FTD was sold in exchange for a term note in the face amount of $550,000.

NOTE 18. - INDUSTRY SEGMENTS

     In 1994, the Company began operating in three business segments following the acquisition of its subsidiaries: Rotary Engine Development, Laser Services and Engineering Consulting. Operations in the Engine Development segment involve development of high performance multifuel rotary engines, and research and market development. Operations in the Laser Services segment involve contract laser machining services and laser technology consulting services. Operations in the Engineering Consulting segment involve industrial engineering design and development consulting.

     In 1995, following the decision to cease further development and full scale marketing efforts of the rotary engine segment and the execution of the agreement to sell its interest in FTD, which represented the Engineering Consulting segment, the Company had been essentially restructured to one primary segment, Laser Services.

     In 1996, the Company began operating in two new segments following the acquisition and creation of the two new subsidiaries: Rapid Tooling and Manufacturing and Photonic Materials Processing. Operations in the Rapid Tooling and Manufacturing segment involve marketing proprietary rapid mold building techniques developed by the Advanced Technology Group of LF. Operations in the Photonic Materials Processing segment involve commercialization and expansion of platform photonic technologies; LaserPaint(TM), a patented discovery which allows almost any material to be a generator of laser light; direct laser micro patterning of glass; and "Quantun Dot Phosphors" which holds promise for better high brightness, high definition video displays.

     A summary of selected consolidated information for the Company's industry segments during 1996 and 1995 is set forth as follows:

                             INFINITE MACHINES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 18. - INDUSTRY SEGMENTS (CONTINUED)


                                              Rotary                                                        Rapid
                                Engine        Laser          Engineering      Photonic     Tooling and
                            Development(1)    Services(3)    Consulting      Materials    Manufacturing   Eliminations  Consolidated
                            -----------       --------       ----------      ---------    -------------   ------------  ------------

            1996
            ----
 Sales to unaffiliated
   customers              $      -      $    5,080,207 $        -      $       46,959  $    -       $      -      $   5,127,166
 Intersegment sales              -              36,650          -               -           -            (36,650)            -
                           -----------    ------------   ------------    ------------   ---------    -----------    -----------
     Total revenue        $      -      $    5,116,857 $        -      $       46,959  $    -       $    (36,650) $   5,127,166
                           ===========    ============   ============    ============   =========    ===========    ===========
 Operating income
   (loss)                 $    (95,797) $  (2,518,080) $      -        $     (665,188) $ (110,537)  $    241,317  $  (3,148,285)
                           ===========    ============   ============    ============   =========    ===========    ===========
 Identifiable assets      $    199,198  $   12,065,067 $        -      $    2,883,781  $    -       $ (6,488,377) $   8,659,669
                           ===========    ============   ============    ============   =========    ===========    ===========
  Depreciation and
  amortization            $     16,087  $      976,561 $        -      $      172,678  $    -       $     14,136  $   1,179,462
                           ===========    ============   ============    ============   =========    ===========    ===========
 Capital expenditures     $      -      $      309,579 $        -      $      347,485  $    -       $      -      $     657,064
                           ===========    ============   ============    ============   ========     ===========    ===========

            1995
            ----
 Sales to unaffiliated
    customers             $     25,000   $   4,081,676   $  945,690    $        -        $    -         $      -      $   5,052,366
 Intersegment sales                -              -           1,500             -             -            (1,500)              -
                            -----------    ------------   ------------    ------------     ---------      -----------     -------

     Total revenue        $     25,000   $   4,081,676   $  947,190    $        -        $    -         $  (1,500)    $   5,052,366
 Operating income           -----------    ------------   ------------    ------------     ---------      -----------     -------
   (loss)                 $ (2,735,682)  $     242,223   $  (46,465)   $        -        $    -         $ (23,343)    $ (2,563,267)
                            -----------     ------------   ------------   ------------     ---------      -----------     -------
 Identifiable assets      $    393,195   $   5,251,639   $  485,968(2) $        -        $    -         $      -      $   6,130,802
                           ===========    ============   ============     ============     =========      ===========    ===========
 Depreciation and
 amortization             $    320,648   $     330,457   $   53,840    $        -        $    -         $     23,343  $     728,288
                           ===========    ============   ============     ============     =========      ===========    ===========
Capital expenditures      $    307,849   $     600,861   $      -      $        -        $    -         $      -      $     908,710
                           ===========     ============   ============    ============     =========      ===========    ===========

     (1)  Includes parent holding company, 1995.
     (2) Represents amounts receivable from former subsidiary and purchaser of former subsidiary.
     (3)  Includes parent holding company, 1996.

                             INFINITE MACHINES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. - FOURTH QUARTER ADJUSTMENTS

     The fourth quarter for the year ended December 31, 1996 reflected net adjustments which decreased the operating results of the Company by approximately $1,689,000. Approximately $649,000 is attributed to a litigation settlement, $29,000 was charged off in recognition of inventory adjustments, notes and other receivables were adjusted by a valuation allowance of $504,000, a bonus was accrued to the President of the Company in the amount of $75,000, and approximately $432,000 of deferred costs were charged to expense upon conversion of debentures.

     The fourth quarter for the year ended December 31, 1995 reflected net adjustments which decreased the operating results of the Company by approximately $1,054,000. Approximately $592,000 is attributed to the decision to cease development of the rotary engine, $60,000 was charged off in recognition of inventory adjustments, deferred costs related to new ventures amounting to $160,000 were charged off, notes receivable was adjusted by a valuation allowance of $150,000, $52,000 of deferred costs were charged to expense upon conversion of debentures, and the sale of the subsidiary resulted in a loss of $40,000.

     There were no material adjustments recognized in the fourth quarter of fiscal 1994.

NOTE 20. - SUBSEQUENT EVENT

     In March 1997, the Company issued $1,100,000 of 6% convertible debentures due December 1998. The notes are convertible into common stock at a rate equal to 73% of the prevailing market price of the Company's common stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on April 10, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                       INFINITE MACHINES CORP.

                                       By: /s/ Clifford G. Brockmyre
                                           ------------------------------------
                                               Clifford G. Brockmyre, President

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


SIGNATURE                                TITLE                                         DATE
---------                                ------                                        -----

/s/ Carle C. Conway                      Director, Chairman of the Board and           April 10, 1997
----------------------------------       Chief Executive Officer
Carle C. Conway


/s/ Daniel T. Landi                      Chief Financial and Accounting                April 10, 1997
----------------------------------       Officer
Daniel T. Landi


/s/ Robert J. Sherwood                   Director                                      April 10, 1997
----------------------------------
Robert J. Sherwood

/s/ Michael Smith                        Director                                      April 10, 1997
----------------------------------
Michael Smith

/s/ Clifford G. Brockmyre                Director, President and Chief                 April 10, 1997
----------------------------------       Operating Officer
Clifford G. Brockmyre
