Form 10KSB/A
period 1996-12-31
INFINITE MACHINES CORP
filed 1997-04-29
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996


                         Commission File Number 0-21816

                             INFINITE MACHINES CORP.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                         52-1490422
--------------------------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         300 Metro Center Boulevard, Warwick, R.I.                                        02886
         ----------------------------------------                                      ----------
         (Address of principal executive offices)                                      (Zip Code)

         Issuer's telephone number                                                    (401) 737-7900
                                                                                     ----------------
         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
                 None                                  None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                                (Title of class)
                         Common Stock Purchase Warrants
                                (Title of class)


The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1996 to include the information required by Part III, Items 10, 11 and 12.

                                     ITEM 10

               COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1996, 1995 and 1994, individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer, and (2) the other most highly paid executive officers of the Company in Fiscal 1996 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                                      Long-Term
                            Annual Compensation      Compensation
                            -------------------      ------------
  Name and Principal                                  Securities            All Other
       Position        Year    Actual   Deferred   Underlying Options     Compensation
       --------        ----    ------   --------   ------------------     ------------
Carle C. Conway        1996  $  150,000   ---          8,654          ---
  Chairman of the      1995  $  150,000   ---         75,000          ---
  Board and Chief      1994  $  150,000   ---            ---          ---
  Executive Officer


Clifford G.            1996  $  157,500 $75,000      310,096          ---
  Brockmyre            1995  $  140,000   ---        115,000          ---
  President and        1994  $   70,000*  ---          ---            ---
  Chief Operating
  Officer


-----------------
*   Mr. Brockmyre joined the Company in July 1994.

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

      The Company has an employment agreement with Clifford G. Brockmyre, its President and Chief Operating Officer, for a term expiring on June 30, 2000, which provides for an annual base salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in the Company's bonus plan and is eligible for other bonuses as determined in the sole discretion of the Board of Directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with the Company, divulging confidential information, dishonesty or misconduct detrimental to the Company or breach of a material term of the agreement), the Company will pay to him a lump sum payment equal to the product of the sum of
(i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the Employment Term (as defined in the agreement) multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre in the event of his death or permanent disability. The Company owns a key-man life insurance policy in the amount of $1.6 million on the life of Mr. Brockmyre.

Stock Options

      The following tables show certain information with respect to stock options granted in 1996 to Named Executives and the aggregate value at December 31, 1996 of all stock options granted to such executives. No Options granted to Named Executives were exercised in 1996.

                              Option Grants in 1996

                          Individual Grants of Options


                Number of Securities       Percent of Total
                    Underlying             Options/Granted
      Name        Options/Granted(#)   to Employees in Fiscal 1996   Exercise Price ($/Sh)  Expiration($/Sh)
      ----        ------------------   ---------------------------   ---------------------  ----------------
Carle C. Conway        8,654(1)                     2.6%                   $1.56                  12/02/06
Clifford G.          300,000(2)                   91.04%                  $1.375                  10/28/06
Brockmyre             10,096(1)                    3.06%                   $1.56                  12/02/06

-------------------
(1) The Options vest in three equal annual installments beginning December 31, 1996.
(2) One third of such options will vest on or after April 28, 1997 if the average closing price of the Company's Common Stock on Nasdaq over any thirty consecutive day period, prior to December 31, 1999, exceeds $7.00 per share. An additional one third of such options will vest on or after April 28, 1997 if the average closing price of the Company's Common Stock on Nasdaq over any thirty consecutive day period, prior to December 31, 1999, exceeds $10.00 per share. An additional one third of such options will vest on or after April 28, 1997 if the average closing price of the Company's Common Stock on Nasdaq over any thirty consecutive day period, prior to December 31, 1999, exceeds $13.00 per share. Notwithstanding the foregoing, all such options will vest on August 14, 2005.

                      Aggregate 1996 Year End Option Values
                      -------------------------------------

                              Number of Shares of
                                  Common Stock
                             Underlying Unexercised     Value of Unexercised
                                     Options          In-The-Money Options at
                                At 12/31/96 (#)           12/31/96 (1) ($)
           Name            Exercisable/Unexercisable  Exercisable/Unexercisable
           ----            -------------------------  -------------------------

Carle C. Conway                  52,885/30,770                $875/$552

Clifford G. Brockmyre            80,031/345,064            $28,225/$42,214

------------------
(1) Based on closing price on Nasdaq of $1.5625.

Stock Option Plans

      In December 1991, the Board of Directors and stockholders of the Company adopted a stock option plan, which was amended in April 1993 (the "1993 Stock Option Plan"). In April 1994, the Board of Directors adopted the 1994 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1994 Annual Meeting of Stockholders. In June 1995 the Board of Directors adopted the 1995 Stock Option Plan which was approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. In December 1996 the Board of Directors adopted the 1996 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1996 Annual Meeting of

Stockholders. The 1993, 1994, 1995 and 1996 Stock Option Plans are collectively referred to herein as the "Option Plans". The 1993, 1994, 1995 and 1996 Option Plans provide for the grant to employees, officers and consultants of options to purchase up to 250,000, 225,000, 255,000 and 400,000 shares of Common Stock, respectively, consisting of both "incentive stock options" within the meaning of
Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The Option Plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees of the Company.

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

      Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the Company become available once again for issuance. As of April 27, 1997, the Company had outstanding incentive stock options to purchase 892,344 shares of Common Stock to four individuals under the Option Plan and non-qualified options to purchase an aggregate of 12,500 shares of Common Stock to Robert J. Sherwood and 2,500 shares of Common Stock to Michael S. Smith under the Directors' Plan. These options are exercisable at prices ranging from $1.88 to $2.75 per share.

Director Compensation

      Directors receive 2,500 Stock Options at the end of each year of service as a director. The Company does not pay a fee to directors for services rendered as directors. Each director is reimbursed for travel expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

                                     ITEM 11

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

      The following table, together with the accompanying footnotes, sets forth information, as of April 24, 1997, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors, and all directors and executive officers of the Company as a group.

            Name of               Shares of Common Stock          Percentage
      Beneficial Owner(1)          Beneficially Owned(2)          of Class(3)
      -------------------          ---------------------          -----------

      Carle C. Conway                     2,197,701(4)               22.4%(5)
      Clifford G. Brockmyre                 620,329(6)               6.63%(5)
      Robert J. Sherwood                     48,334(7)               *    (5)
      Michael S. Smith                          833(8)               *    (5)

      All executive officers              2,993,378(9)               29.95%(10)
        and directors as a
        group (6 persons)
--------------------
* less than 1%
(1) The mailing address for Carle C. Conway and Clifford G. Brockmyre is P.O. Box 8219, Incline Village, Nevada 89452 and 300 Metro Center Boulevard, Warwick, RI 02886, respectively.
(2) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(3) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(4) Includes (i) 53,719 shares issuable upon exercise of a currently exercisable outstanding warrant, (ii) 104,258 shares owned by Mr. Conway's daughter, as to which he disclaims beneficial ownership, (iii) 501,383 shares issuable upon conversion of outstanding promissory notes of the Company held by Mr. Conway, (iv) 66,489 owned by a trust established for Mr. Conway's daughter of which Mr. Conway's wife is the trustee, which shares Mr. Conway disclaims beneficial ownership of, (v) 750,000 shares held in escrow pursuant to the terms of an Escrow Agreement between Mr. Conway and H.J. Meyers & Co., Inc. and (vi) 52,885 shares subject to currently exercisable stock options.
(5) Assumes that all currently exercisable options or warrants or convertible notes owned by this individual have been exercised.
(6) Includes 57,143 shares issuable upon conversion of an outstanding promissory note of the Company held by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership and 80,031 shares subject to currently exercisable options. Does not include an aggregate of 300,000 shares issuable upon exercise of options which vest if certain performance criteria are met.
(7)   Includes 8,334 shares subject to currently exercisable options.
(8)   Consists of 833 shares subject to currently exercisable options.
(9) Includes 776,251 shares subject to currently exercisable options, warrants or convertible notes.
(10) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

                                     ITEM 12

                              CERTAIN TRANSACTIONS

      In April 1997, the Company issued to Carle C. Conway, a stockholder, officer and director of the Company, an aggregate of 161,943 shares of Common Stock in consideration for Mr. Conway's payment to Moller International, Inc. of a $250,000 portion of the settlement of a judgment against the Company. The shares, which are unregistered, were valued at $1.544, the fair market value of the Company's Common Stock on the date the judgment was entered.

      Between December 1994 and January 1997, the Company borrowed an aggregate of $898,671 for working capital from Carle C. Conway, a stockholder, officer and director of the Company. The loans are evidenced by three-year promissory notes which mature from December 1997 through June 1999, and bear interest at the rate of 10% per annum. The notes are convertible at the discretion of the holder into shares of Common Stock at a conversion price ranging from $1.13 to $2.00 per share.

      In April 1995, the Company borrowed $100,000 for working, capital from Sheila Brockmyre, the wife of Clifford G. Brockmyre an officer director and principal stockholder of the Company. The loan is evidenced by a three-year promissory note which matures in April 1998 and bears interest at the rate of 10% per annum. The note is convertible at the discretion of the holder into shares of Common Stock at the conversion price of $1.75 per share, subject to adjustment.

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

                    INFINITE MACHINES CORP.


                  By: /s/Daniel Landi
                  -------------------------------------------------------
                     Daniel Landi, Chief Financial and Accounting Officer


Dated:   April 28, 1997