Form 10QSB
period 1997-03-31
INFINITE MACHINES CORP
filed 1997-05-14
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-QSB
                                  -------------
Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1997

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number  0-21816

                                 INFINITE MACHINES CORP.
                                 -----------------------
                  (Exact name of Registrant as specified in its charter)


               Delaware                                52-1490422
      ----------------------------                 ------------------
      (State or other jurisdiction                  (I.R.S. Employer
           of organization)                        Identification No.)

               300 Metro Center Boulevard, Warwick, RI     02889
              ----------------------------------------------------
              (Address of principal executive office)    (Zip Code)

                                 (401) 737-7900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  |X|           No |_|

As of May 9, 1997 the Registrant had a total of 9,218,475 shares of Common Stock, $.001 par value, outstanding.

                                          INDEX

                              INFINITE MACHINES CORPORATION

      PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

      Item 1.     Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996                        3

                  Consolidated Statements of Operations-Three Months
                  Ended March 31, 1997 and 1996.                              4


                  Consolidated Statements of Cash Flows-Three Months
                  Ended March 31, 1997 and 1996.                              5

                  Notes to Unaudited Consolidated Financial
                  Statements                                                  6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-11

      PART II. OTHER INFORMATION

      Items
       1-6        Not Applicable                                             11

      SIGNATURES                                                             12

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,   December 31,
   ASSETS                                                 1997         1996
                                                     ------------   ------------

Current assets
   Cash and cash equivalents                         $  1,699,136   $  1,147,791
   Restricted funds                                       116,747         68,601
   Accounts receivable, net of allowances                 654,040        741,539
   Inventories                                            157,369        138,893
   Other current assets                                   172,717        150,830
                                                     ------------   ------------
      Total current assets                              2,800,009      2,247,654

Property and equipment, net                             4,539,133      4,303,838

Other assets
   Notes receivable - stockholders                        124,532        132,258
   Purchased technology, net                            1,380,920      1,389,367
   Inventoried parts                                      125,306        143,206
   Other assets, net                                      421,902        443,346
                                                     ------------   ------------
                                                        2,052,660      2,108,177
                                                     ------------   ------------
                                                     $  9,391,802   $  8,659,669
                                                     ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                     $    325,300   $    250,000
   Accounts payable and accrued expenses                1,078,438        952,864
   Current portion of litigation settlement payable       549,000        549,000
   Current maturities of long-term obligations            245,190        245,187
                                                     ------------   ------------
      Total current liabilities                         2,197,928      1,997,051

Long term obligations                                   4,559,172      3,984,557

Litigation settlement payable                             100,000        100,000

Minority interest                                         700,476        476,591

Stockholders' equity:
   Common stock, $.001 par value, 20,000,000
     shares authorized, 9,240,869 and 8,693,162
     shares issued and outstanding                          9,241          8,694
   Additional paid-in capital                          14,017,220     13,423,537
   Accumulated deficit                                (12,192,235)   (11,330,761)
                                                     ------------   ------------
      Total stockholders' equity                        1,834,226      2,101,470
                                                     ------------   ------------

                                                     $  9,391,802   $  8,659,669
                                                     ============   ============


                See notes to consolidated financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1997           1996
                                               ------------   -----------

Sales                                           $ 1,360,399   $ 1,302,835
Cost of goods sold                                  832,552       785,836
                                                -----------   -----------
     Gross profit                                   527,847       516,999

Costs and expenses
   Operating expenses                                18,708        33,438
   Research and development                         512,240          --
   General and administrative expenses              597,006       343,154
   Selling expenses                                 130,081       117,074
   Depreciation and amortization                    293,490       154,118
                                                -----------   -----------
     Total costs and expenses                     1,551,525       647,784

Operating loss                                   (1,023,678)     (130,785)

Other income (expense)
   Interest and dividend income                       9,881             7
   Interest expense                                 (87,856)      (89,032)
   Minority interest in net loss of subsidiary      202,115          --
   Gain on sale of technology                        38,064          --
   Other income                                        --           4,164
                                                -----------   -----------
          Total other income (expense)              162,204       (84,861)

Loss before provision for income taxes             (861,474)     (215,646)

Provision for income taxes                             --          11,662
                                                -----------   -----------

Net loss                                        $  (861,474)  $  (227,308)
                                                ===========   ===========

Per share:
     Net loss per common share                  $     (0.13)  $     (0.04)
                                                ===========   ===========

     Weighted average number of common
     shares outstanding                           6,739,099     5,437,146
                                                ===========   ===========


                See notes to consolidated financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1997           1996
                                                        -------------   -----------
Cash flows from operating activities:
   Net loss                                               $  (861,474)  $  (227,280)
   Adjustments to reconcile net cash used
     in operating activities:
     Depreciation and amortization                            293,490       154,118
     Gain of dispositions of assets                           (38,064)         --
     Minority interest in net loss of subsidiary             (202,115)
     Asset write down and allowances                            7,726         9,912
     Changes in assets and liabilities:
      (Increase) decrease in assets
        Accounts receivable                                    87,499      (126,873)
        Other assets                                          (28,373)      (58,621)
        Inventory and inventoried parts                          (576)       43,749
      Increase in liabilities:
        Accounts payable and accrued expenses                 125,574       107,516
                                                          -----------   -----------
     Net cash used in operating activities                   (616,313)      (97,479)

Cash flows from investing activities:
   Purchase of property and equipment                        (384,015)      (56,667)
   Proceeds from sale of technology                           155,898          --
                                                          -----------   -----------
     Net cash used in investing activities                   (228,117)      (56,667)

Cash flows from financing activities:
   Proceeds from convertible debentures, net of expenses      968,000        36,000
   Borrowings of long term debt                                  --       1,250,000
   Net borrowings of short term debt                           75,300        51,918
   Repayments of long term obligations                        (25,379)   (1,256,469)
   Increase in restricted funds, net                          (48,146)      (48,035)
   Proceeds from issuance of preferred stock                  426,000          --
   Proceeds from issuance of common stock                        --         122,500
                                                          -----------   -----------
     Net cash provided by financing activities              1,395,775       155,914

Net increase in cash and cash equivalents                     551,345         1,768

Cash and cash equivalents - beginning of period             1,147,791        24,702
                                                          -----------   -----------

Cash and cash equivalents - end of period                 $ 1,699,136   $    26,470
                                                          ===========   ===========


                See notes to consolidated financial statements.

                             INFINITE MACHINES CORP.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Machine Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which includes audited financial statements and footnotes as of and for the years ended December 31, 1996 and 1995.

NOTE 2. - CONVERTIBLE PROMISSORY NOTES

      As of March 31, 1997, $100,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion.

      In June 1996, the Company completed a $4,000,000 private placement financing through the sale of 6% convertible debentures due June 1998. The holders may, at their sole option, during the period commencing 90 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 75% of the average closing price of the Company's common stock on the five trading days preceding conversion. During the three months ended March 31, 1997, $500,000 of the debentures were converted into 499,073 shares of common stock. All of the debentures issued in June 1996 have been converted to common stock as of March 31, 1997.

      On February 24, 1997, the Company completed an additional $1,100,000 private placement financing through the sale of 6% convertible debentures due December 31, 1998. The holders may, at their sole option during the period commencing 120 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 73% of the average closing price of the Company's common stock on the five trading days preceding conversion. As of March 31, 1997, none of the related debentures were eligible for conversion into common stock of the Company.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

      Infinite Machines Corp., (the "Company"), has two principal operating subsidiaries, Laser Fare and Spectra Science. Laser Fare was acquired in July 1994 for stock, and is wholly owned. Spectra Science, which is 63% owned by the Company, was formed in August 1996.

      In addition to these two subsidiaries, Infinite has a division of Laser Fare, Advanced Technology Group ("ATG"), engaged in contract research and development, and ExpressTool Corp., ("ExpressTool"), a newly formed subsidiary created to exploit new rapid tooling technology.

Laser Fare

      Laser Fare's material processing activities continue to be strong and operations are profitable. In addition to an expected 20% growth rate from Laser Fare's historically repeat customers, it is anticipated that several new customers, who began work with Laser Fare during 1996, will increase their activity with Laser Fare during 1997. Laser Fare has sufficient facilities and equipment to support its short-term business expansion.

Spectra Science

      Spectra Science, which was formed during the third quarter of 1996, is operating in accordance with its initial plan. A system for automated identifications of garments using Spectras' patented LaserPaint(TM) technology in coded thread has been successfully demonstrated to representatives of the rental garment industry. Results from the demonstration were very positive and orders have been received from two large garment rental firms. These orders are for pilot programs to be implemented in actual working environments. Based on successful results, substantial follow-on orders are expected.

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

      Spectra has received a Phase II SBIR from the Department of Defense to develop a high definition projection television system. This work can lead to production and sale of specialized video systems or licensing to manufacturers.

      Spectra is also actively evaluating LasePaint(TM) techniques for use in photodynamic cancer therapy. Initial testing has been successful with animals and further tests are being conducted at the request of pharmaceutical producers. It is management's belief that LaserPaint(TM) will significantly reduce the capital investment which a clinic or doctor needs to incur prior to offering photodynamic therapy. This reduction in investment and lower treatment costs may speed up the acceptance of photodynamic cancer therapy.

     Spectra currently owns or controls through license three worldwide patents. Additionally there are eight U. S. patents pending and a number of others in the application process. The staff at Spectra consists of ten full time employees and two consultants, which includes four Ph.D. scientists and two research engineers, all with outstanding qualifications

ExpressTool

      ExpressTool is believed to have key technical capabilities which will allow molds and other types of tools to be made more rapidly than is possible with traditional methods. The technology was developed over the last few years under a collaborative R&D agreement with a major industrial company. Laser Fare has exclusive rights to the technology for all industries other than those the industrial partner competes in. Manufacturers are striving to reduce the time required to bring their new products to market for competitive advantages. In most instances, building molds and other tools requires half or more of the total new product development cycle. Therefore building tools more rapidly is very desirable and sought after.

      ExpressTool's techniques have been proven on a small scale and in small quantities. Although ExpressTool's techniques for rapid tooling are unique, the company is not experienced in all aspects of the tooling business. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate our new technology with their its business base. These arrangements coupled with established relationships with major manufactures as customers should accelerate ExpressTool's business growth.

Advanced Technology Group

      The Advanced Technology Group is continuing development of advanced ignition systems. In January 1997, ATG received a contract from the firm which sponsored the rapid tooling project to work more broadly with them in advanced manufacturing methods. In November 1996, ATG was informed that they had been selected for a Phase II SBIR. The SBIR with the United States Air Force and Phillips Laboratory, is a follow-on to an earlier contract and is for the commercialization of high powered diode lasers.

Liquidity

      Infinite Machines has several projects which may result in near term increases in orders. To fulfill increased orders, additional financing for equipment purchases and increased working capital will be required. The Company is investigating various approaches for funding these potential requirements.

      During 1996, the Company completed a financing through the sale of $4,000,000 of Subordinated Convertible Debentures. The Debentures bore interest at the rate of 6% per annum until maturity on June 1, 1998. The Debentures were converted into Shares. Through January 1997, all $4,000,000 of principal amount and related interest of such Debentures was converted into 3,039,855 shares.

      In February 1997, the Company completed a financing through the sale of $1,100,000 of Subordinated Convertible Notes. The notes bear interest at the rate of 6% per annum until maturity on December 31, 1998. The Notes are convertible into Shares at a conversion price equal to 73% of the average closing bid price of the Shares on the five trading days preceding the date of conversion. No more than fifty percent (50%) of the principal amount of any Note may be converted prior to the one-hundred twentieth (120th) day following the issuance.

      At the present time, The Company has minimal working capital and its continued operation as a going concern is dependent on improving the operating performance of its sole operating subsidiary, Laser Fare, commercialization of the technology being developed and marketed by ExpressTool and Spectra Science, controls in general and administrative costs, and raising additional debt and/or equity capital. Management is working to achieve these objectives, however, there are no assurances that such efforts will be sufficiently successful to enable the continued operation of the Company as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October 1993 public offering of its common stock. From inception, through March 31, 1997, an aggregate of approximately $15.1 million, net of expenses, has been provided by debt and equity offerings. As of March 31, 1996, the Company had cash, cash equivalents and marketable securities totaling approximately $1,699,136 available for its working capital needs and planned capital asset expenditures.

      While revenues were realized in the first three months of 1997, the majority of revenues were attributed to Laser Fare. While improved revenue is anticipated by the Company and expense containment measures continue to be implemented, management is, nonetheless, pursuing several strategies for raising additional resources through debt and equity transactions.

      The Board of Directors has given approval for management to vigorously purse several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application for available governmental funds in the form of interest subsidized financing. Management believes that a total of $2.5 million of funds would satisfy all of its cash requirements for the next eighteen months. There is no assurance, however, that management will be successful in raising all or part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1997 Compared to The Three Months Ended March 31, 1996

      Consolidated revenues for the three months ended March 31, 1997 were $1,360,399 and consisted primarily of laser division sales. Cost of sales totaled $832,552 and a gross profit of $527,847 was realized for the quarter. Revenues for the three months ended March 31, 1996, sales totaled $1,302,835 and consisted of only laser division sales. Cost of sales for the three months ended March 31, 1996 was $785,836, and a gross profit of $516,999 was realized for the quarter.

      Operating expenses decreased from $33,438 during the first quarter of 1996, to $18,708 for the first quarter of 1997. The decrease was a result of the companies' cost reduction/control activities

      Research and development expenses were $512,240 in the first quarter ending March 31, 1997, as compared to zero in the first quarter of 1996. The increase in the first quarter of 1997 is contributed to the research and development efforts in the company's new subsidiaries, Spectra Science in the amount of $307,276 and ExpressTool in the amount of $204,964.

      General and administrative expenses increased to $597,006 for the three months ended March 31, 1997 from $343,154 for the first quarter of 1996. The increase of $253,852 was primarily due to the addition of Spectra Science subsidiary, contributing approximately $210,000 or 82% of the increase. Selling expenses were $130,081 for the first three months of 1997, compared to $117,074 for the first quarter of 1996. The increase of $13,007 was primarily attributed to increase Laser Fare sales activity

      Depreciation and amortization expenses totaled $293,490 for the first quarter of 1997, compared to $154,118 during the first quarter of 1996. Increase depreciation and amortization expense of $139,372, or 47%, from the prior year period resulted from increased capital expenditures, as well as amortization of deferred financing costs

      Interest expense was $87,856 and $89,032 during the quarters ended March 31, 1997 and March 31, 1996 respectively.

      The Company had a consolidated net loss, before provisions for income tax, of $861,474 for the quarter, as compared to a net loss of $215,618 during the quarter ended March 31, 1996. The 1997 period loss is primarily attributed to research and development expenses of the Company's Spectra Science subsidiary in the amount of $590,719, and research and development expenses in its ExpressTool subsidiary amounting to $211,694.

Part II - Other Information

Not Applicable

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