Form 10QSB/A
period 1996-06-30
INFINITE MACHINES CORP
filed 1997-07-02
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------
                                   FORM 10-QSB/A
                                  --------------

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number  0-21816

                             INFINITE MACHINES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   52-1490422
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
       of organization)                           Identification No.)

923 Incline Way, Suite #9, P.O. Box 8219, Incline Village, NV         89452
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

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    -----------
ASSETS

Current Assets
  Cash and cash equivalents                          $ 3,561,478    $    24,702
  Restricted funds                                        16,331         70,355
  Accounts receivable, net of allowance                  831,122        909,833
  Inventories                                            170,076        180,546
  Other current assets                                    64,138        134,323
                                                     -----------    -----------
          Total current assets                         4,643,145      1,319,759

Property and equipment, net                            3,585,999      3,632,648

Other Assets                                             186,196        195,880
  Notes receivable - stockholders                        179,008        214,810
  Inventoried parts                                         --             --
  Net asset of subsidiary sold pursuant to               399,595        399,595
     contractual obligation                          $   826,953    $   368,110
                                                     -----------    -----------
  Other assets, net                                    1,591,752      1,178,395
                                                     -----------    -----------
          Total other assets                         $ 9,820,896    $ 6,130,802
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $   315,439    $   447,371
  Accounts payable and accrued expenses                  682,891        786,011
  Current maturities of long-term obligations            137,459        140,409
                                                     -----------    -----------
          Total current liabilities                    1,135,789      1,373,791

Long term obligations                                  7,348,355      4,003,097

Stockholders' equity
 Common stock, $.001 par value, 20,000,000
  shares authorized, 6,007,223 and 5,490,189
  shares issued and outstanding                            6,130          5,490
  Additional paid-in capital                          10,134,913      9,029,237
 Accumulated deficit                                 $(8,804,291)   $(8,280,813)
                                                     -----------    -----------
          Total stockholders' equity                   1,336,752        753,914
                                                     -----------    -----------
                                                     $ 9,820,986    $ 6,130,802
                                                     ===========    ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Month Periods            Six Month Periods
                                               Ending June 30,               Ending June 30,
                                         ---------------------------   ---------------------------
                                             1996           1995           1996           1995
                                         ---------------------------   ---------------------------
Sales                                    $ 1,291,757      1,317,472    $ 2,594,592      2,483,011
Cost of goods sold                           837,578        703,459      1,623,414      1,453,870
                                         -----------      ---------    -----------      ---------
  Gross profit                               454,179        614,013        971,178      1,029,141

Costs and expenses
  Operating expenses                          21,779         49,277         55,217         84,341
  Research and development                      --          112,227           --          261,084
  General and administrative expenses        345,043        483,365        688,197        966,162
  Selling expenses                           132,310        113,269        249,384        212,498
  Depreciation and amortization              151,142        177,008        305,260        342,517
                                         -----------      ---------    -----------      ---------
    Total costs and expenses                 650,274        935,146      1,298,058      1,866,602

 Operating loss                              196,095        321,133        326,880        837,461

Other (income) expense
  Interest and dividend income               (11,895)       (12,793)       (11,902)       (17,646)
  Interest expense                           144,506         63,116        233,538        115,405
  Loss on sale of equipment                     --           42,985           --           43,723
  Other (income) expense                     (41,874)       (13,830)       (46,038)       (16,734)
                                         -----------      ---------    -----------      ---------
    Total other (income) expense              90,737         79,478        175,598        124,748
                                         -----------      ---------    -----------      ---------

Loss before provision for income taxes       286,832        400,611        502,478        962,209

Provision for income taxes                     9,338           --           21,000           --
                                         -----------      ---------    -----------      ---------
  Net loss                               $   296,170        400,611    $   523,478        962,209
                                         ===========      =========    ===========      =========
Per share:
  Net loss per common share              $      0.05           0.08    $      0.09           0.19
                                         ===========      =========    ===========      =========

  Weighted average number of common
  shares outstanding                       5,574,563      5,131,946      5,574,563      5,131,946
                                         ===========      =========    ===========      =========


      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended   Six Months Ended
                                                           June 30,           June 30,
                                                             1996               1995
                                                       ----------------   ----------------
Cash flows from operating activities:
  Net loss                                               $  (523,478)       $  (962,209)
Ajustments to reconcile net cash used in
  operating activities
  Depreciation and amortization                              305,260            342,517
  Loss (gain) of dispositions of assets                         --               43,723
  Translation adjustment                                        --                6,556
  Asset write down and allowances                              9,684               --
  Interest expense for debenture discount                     60,222               --
Changes in assets and liabilities:
  (Increase) decrease in assets
  Accounts receivable                                         78,711            (97,609)
  Other assets                                                 5,292            (90,443)
  Inventory and inventoried parts                             46,272               --
  Increase (decrease) in liabilities:
  Accounts payable and accured expenses                      (51,261)           (59,975)
                                                         -----------        -----------
Net cash used in operating activities:                       (69,298)          (817,440)

Cash flows from investing activities:
  Available-for-sale securities
    redemptions                                                                 751,973
  Purchase of property and equipment                        (146,561)          (537,132)
  Purchase of other long term assets                            --              (70,507)
  Cost of intangibles                                           --                 (300)
                                                         -----------        -----------
Net cash provided by (used in) investing activities         (146,561)           144,034

Cash flows from financing activities:
  Proceeds from convertible debentures
    net of expenses                                        3,764,000               --
  Borrowings of long term debt                             1,250,000               --
  Net repayments of short term debt                         (131,932)          (488,800)
  Repayments of long term obligations                     (1,363,551)           419,878
  Decrease in restricted funds, net                           54,025             45,440
  Net borrowings of notes payable                               --            1,479,784
  Proceeds from issuances of common stock                     57,593               --
  Proceeds from sale of common stock warrants                122,500               --
                                                         -----------        -----------
Net cash provided by (used in) financing activities:       3,752,635            616,546
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents       3,536,776            (56,860)
Cash and cash equivalents - beginning of period               24,702            200,879
                                                         -----------        -----------

Cash and cash equivalents - end of period                $ 3,561,478        $   144,019
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

NOTE 4. - RESTATEMENT

     In March, 1997, the Securities & Exchange Commission (the "SEC"), by letter to the Emerging Issues Task Force of the Financial Accounting Standards Board, adopted a new position on accounting for convertible debt instruments which are convertible at a discount to market. The SEC requires that a portion of the proceeds from the debenture equal to the intrinsic value of that discount feature be allocated to paid in capital, with a corresponding charge to interest expense. Accordingly, the June 30, 1996 financial statements have been restated to conform to the views of the SEC staff. The effect of the change was to increase interest expense and the net loss by $60,222 ($.01/share) for the three and six month periods ended June 30, 1996.

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

     During the second quarter of 1996, interest income decreased $898 from the comparable three months period in 1995, due to the reduction in investment securities held. In addition, interest expense was $144,506 during the second quarter of 1996, as compared to $63,116 during the second quarter of 1995. The increase in interest expense of $81,390 was a result of a higher level of debt financing activities and discounts on convertible debentures.

     The Company has a consolidated net loss, before provision for income taxes, of $296,170 for the three months ended June 30, 1996 as compared to the net loss of $400,611 for the three months ended June 30, 1995.

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

     Interest expense was $233,538 and $115,405 during the six month period ended June 30, 1996 and June 30, 1995, respectively. The increase in interest expense of $118,133 in 1996 was due to interest expense on obligations of acquired laser equipment, accrued interest on notes payable and discounts on convertible debentures. Interest and other income for the first six months of 1996 decreased by $9,372 due to the decreased level of temporary investments and marketable debt securities held.

     The Company had a consolidated net loss, before provision for income tax, of $523,478 for the six months ending June 30, 1996, as compared to a net loss of $962,209 during the six months ended June 30, 1995.

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


July 1, 1997                           INFINITE MACHINES CORP.

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