Form 10QSB/A
period 1996-06-30
INFINITE MACHINES CORP
filed 1997-07-02
CIK 884650

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

      The Company had a consolidated net loss of $296,170 for the three months ended June 30, 1996 as compared to the net loss of $400,611 for the three months ended June 30, 1995.

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

     The Company had a consolidated net loss of $523,478 for the six months ending June 30, 1996, as compared to a net loss of $962,209 during the six months ended June 30, 1995.

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


July 2, 1997                           INFINITE MACHINES CORP.

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