Form 10QSB/A
period 1996-09-30
INFINITE MACHINES CORP
filed 1997-07-02
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                  FORM 10-QSB/A
                                  -------------

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
----------

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------

ASSETS

Current Assets
  Cash and cash equivalents                          $  1,846,022   $    24,702
  Restricted funds                                         63,885        70,355
  Accounts receivable, net of allowance                   721,206       909,833
  Inventories                                             193,789       180,546
  Other current assets                                    128,525       134,323
                                                     ------------   -----------
          Total current assets                          2,953,427     1,319,759

Property and equipment, net                             4,057,960     3,632,648

Other Assets
  Patents and technology                                1,333,296          --
  Notes receivable - stockholders                         167,859       195,880
  Inventoried parts                                       161,107       214,810
  Net asset of subsidiary sold pursuant to
     contractual obligation                               399,595       399,595
  Other assets, net                                       998,830       368,110
                                                     ------------   -----------
                                                        3,060,687     1,178,395
                                                     ------------   -----------

                                                     $ 10,072,074   $ 6,130,802
                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $    300,750   $   447,371
  Accounts payable and accrued expenses                   745,569       786,011
  Current maturities of long-term debt                    158,093       140,409
                                                     ------------   -----------
          Total current liabilities                     1,204,412     1,373,791

Long term obligations                                   6,818,321     4,003,097

Minority interest in Spectra Acquisition Corp.            422,031          --

Stockholders' equity
 Common stock, $.001 par value, 20,000,000                  6,495         5,490
    shares authorized, 6,494,667 and 5,490,189
    shares issued and outstanding
 Additional paid-in capital                            12,502,045     9,029,237
 Accumulated deficit                                  (10,881,230)   (8,280,813)
                                                     ------------   -----------
          Total stockholders' equity                    1,627,310       753,914
                                                     ------------   -----------

                                                     $ 10,072,074   $ 6,130,802
                                                     ============   ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Month Period           Nine Month Period
                                                Ending Sept. 30,            Ending Sept. 30,
                                          -------------------------   -------------------------
                                              1996          1995          1996           1995
                                          -----------   -----------   -----------   -----------
Sales                                     $ 1,161,953   $ 1,184,984   $ 3,756,545   $ 3,667,995
Cost of goods sold                            838,461       755,030     2,461,875     2,208,900
                                          -----------   -----------   -----------   -----------
  Gross profit                                323,492       429,954     1,294,670     1,459,095

Costs and expenses
  Operating expenses                           71,830        34,906       127,047       119,247
  Research and development                    117,915       101,396       117,915       362,480
  General and administrative expenses         386,990       471,273     1,075,187     1,437,435
  Selling expenses                            127,631       115,717       377,015       328,215
  Depreciation and amortization               306,452       212,519       611,712       555,036
                                          -----------   -----------   -----------   -----------
       Total costs and expenses             1,010,818       935,811     2,308,876     2,802,413

 Operating loss                               687,326       505,857     1,014,206     1,343,318

Other (income) expense
  Interest and dividend income                (28,306)       (3,949)      (40,208)      (21,595)
  Interest expense                          1,406,060        81,949     1,639,598       197,354
  Loss on sale of equipment                      --           1,800          --          41,923
  Other (income) expense                       40,674         3,169        (5,364)       (9,965)
                                          -----------   -----------   -----------   -----------
       Total other (income) expense         1,418,428        82,969     1,594,026       207,717

Minority interest in net loss                 (21,910)         --         (21,910)         --
                                          -----------   -----------   -----------   -----------

Loss before provision for income taxes      2,083,844       588,826     2,586,322     1,551,035

Provision for income taxes                     (6,904)         --          14,096          --
                                          -----------   -----------   -----------   -----------
  Net loss                                $ 2,076,940   $   588,826   $ 2,600,418   $ 1,551,035
                                          ===========   ===========   ===========   ===========

Per share:
  Net loss per common share               $      0.36   $      0.11   $      0.44   $      0.30
                                          ===========   ===========   ===========   ===========

  Weighted average number of common
  shares outstanding                        5,807,589     5,208,809     5,807,589     5,208,809
                                          ===========   ===========   ===========   ===========

      See accompanying notes to unaudited consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Month Periods Ended September 30,
                                                                       -----------------------------------------
                                                                            1996                     1995
                                                                       ---------------          ----------------
Cash flows from operating activities:
      Net loss                                                         ($2,600,418)                ($1,551,035)
      Ajustments to reconcile net cash used in operating activities
          Depreciation and amortization                                    611,712                     555,036
          Minority interest in net loss                                    (21,910)                       --
          Loss (gain) of dispositions of assets                               --                        41,923
          Translation adjustment                                              --                         2,500
          Asset write down and allowances                                   28,021                        --
          Interest expense for debenture discount                        1,393,555                        --
          Changes in assets and liabilities:
             (Increase) decrease in assets
                Accounts receivable                                        188,627                    (415,963)
                Other assets                                              (408,743)                   (147,474)
                Inventory and inventoried parts                             40,460                        --
             Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                       52,869                     146,443
                Deferred revenue                                           147,000                        --
                                                                       -----------                 -----------
          Net cash used in operating activities:                          (568,827)                 (1,368,570)

Cash flows from investing activities:
      Available-for-sale securities redemptions                               --                       751,973
      Purchase of property and equipment                                  (463,873)                   (757,765)
      Purchase of other long term assets                                      --                      (100,939)
      Purchase of patents and technology                                (1,289,500)                       --
      Proceeds from sale of equipment                                         --                           255
      Cost of intangibles                                                     --                           400
                                                                       -----------                 -----------
          Net cash used in investing activities                         (1,753,373)                   (106,076)

Cash flows from financing activities:
      Proceeds from convertible debentures, net of expenses              3,764,000                        --
      Borrowings of long term debt                                       1,250,000                     752,000
      Net repayments of short term debt                                   (146,621)                   (376,417)
      Repayments of long term obligations                               (1,366,863)                   (440,866)
      Decrease (increase) in restricted funds, net                           6,470                      (2,296)
      Net borrowings of notes payable                                         --                     1,548,636
      Proceeds from issuance of common stock to minority interests           7,941                        --
      Proceeds from issuance of preferred stock to minority interests      436,000                        --
      Proceeds from issuance of common stock                                70,093                        --
      Proceeds from sale of common stock warrants                          122,500                        --
                                                                       -----------                 -----------
          Net cash provided by financing activities                      4,143,520                   1,481,057
                                                                       -----------                 -----------

Net increase in cash and cash equivalents                                1,821,320                      (6,411)

Cash and cash equivalents - beginning of period                             24,702                     200,879
                                                                       -----------                 -----------

Cash and cash equivalents - end of period                              $ 1,846,022                 $   207,290
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

NOTE 5. - RESTATEMENT
---------------------

      In March, 1997, the Securities & Exchange Commission (the "SEC"), by letter to the Emerging Issues Task Force of the Financial Accounting Standards Board, adopted a new position on accounting for convertible debt instruments which are convertible at a discount to market. The SEC requires that a portion of the proceeds from the debenture equal to the intrinsic value of that discount feature be allocated to paid in capital, with a corresponding charge to interest expense. Accordingly, the September 30, 1996 financial statements have been restated to conform to the views of the SEC staff. The effect of the change was to increase interest expense and the net loss by $1,333,333 and $1,393,555 ($.23/share) for the three and six month periods ended September 30, 1996, respectively.

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

     Depreciation and amortization expense totaled $306,452 for the third quarter of 1996, as compared to $212,519 during the third quarter of 1995. Increased depreciation and amortization expense of $93,933, or 44%, from the third quarter of 1995, was primarily contributed by amortization of deferred commissions expense for the sale of convertible debentures. During the third quarter of 1996, interest income increased $19,357 from the comparable three month period in 1995, due to interest earned on the proceeds from the June 1996 private placement. In addition, interest expense was $1,406,060 during the third quarter of 1996, as compared to $81,949 during the third quarter of 1995. The increase in interest expense of $1,324,111 was a result of the recognition of the interest charge associated with the discount on the convertible debentures (see Note 5).

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

      Interest expense was $1,639,598 and $197,354 during the nine month period ended September 30, 1996 and September 30, 1995, respectively. The increase in interest expense of $1,442,244 in 1996 was due to the recognition of the interest charge associated with the discount on the convertible debentures (see
Note 5) and interest expense on obligations of acquired laser equipment and notes payable. Interest and other income for the first nine months of 1996 increased by $18,613 due to interest earned on the proceeds of the June 1996 private placement.

     The Company had a consolidated net loss, before provision for income tax, of $2,600,418 for the nine months ending September 30, 1996, as compared to a net loss of $1,551,036 during the nine months ended September 30, 1995.

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