Form 10QSB/A
period 1996-09-30
INFINITE MACHINES CORP
filed 1997-07-02
CIK 884650

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

      The Company had a consolidated net loss of $750,511 for the three months ended September 30, 1996 as compared to the net loss of $2,076,940 for the three months ended September 30, 1995.

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

      The Company had a consolidated net loss of $2,600,418 for the nine months ending September 30, 1996, as compared to a net loss of $1,551,036 during the nine months ended September 30, 1995.

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