Form 10KSB/A
period 1996-12-31
INFINITE MACHINES CORP
filed 1997-07-02
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 5, 1996, the Company held its 1996 Annual Meeting of Stockholders pursuant to notice. At such meeting, the following directors were elected to hold such office until the 1997 Annual Meeting of Stockholders or until their successors are duly elected and qualified: Carle C. Conway, Clifford
G. Brockmyre, Robert J. Sherwood and Michael Smith (each receiving 7,099,194 votes in favor, with 63,230 votes withheld). Further, the Company's 1996 Stock Option Plan was approved (6,914,962 votes in favor, 210,352 votes against and 37,110 abstentions) and the appointment of Freed Maxick Sachs & Murphy, P.C. as the company's auditors for the 1996 fiscal year was ratified (7,140,774 votes in favor, 10,300 votes against and 11,350 abstentions). The Company currently expects to hold its 1997 Annual Meeting of Stockholders in September 1997.

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

     The Board of Directors has given approval for management to vigorously pursue several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application has been made for available governmental funds in the form of interest subsidized financing. The Company has been engaged in extensive discussions with banking institutions and investment bankers in furtherance of its capital raising efforts. Management believes that a total of $2.5 million of funds would satisfy all of its cash requirements for the next eighteen months. Based upon management's current estimates, these funds would be applied to fund ExpressTool start-up expense (approximately $1 million), to upgrade Laser Fare's equipment to support its growth ($750,000), and for general working capital purposes, including marketing efforts of the Company's technologies ($750,000). There is no assurance, however, that management will be successful in raising all or a part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

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

     Clifford G. Brockmyre. Mr. Brockmyre has a Director since October 1994 and President since September 1995. From 1990 through its acquisition by the Company in 1994, Mr. Brockmyre was Chief Executive Officer of HGG Laser Fare, Inc. For over 27 years, he has been involved in the tooling, machining and manufacturing industries throughout the country. He is a member of the Licensing Executive Society, a member of the faculty of Mohawk Research's Commercialization Programs of the Department of Energy and Los Alamos National Laboratory and was the 1992 Chairman of the 3000+ corporation member National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. The Department of Energy has set up Laser Fare as a model for technology transfer under its Small Business Initiative.

     Robert J. Sherwood. Mr. Sherwood has been a Director of the Company since April, 1993. Since mid 1991, Mr. Sherwood has been the President of the Center for Business Innovation, an organization, which provides business services for high growth, technology-related companies. The Center for Business Innovation currently has investments in companies engaged in the computer hardware, software and medical telecommunications industries. From 1990 through mid 1991, Mr. Sherwood was Vice President, Sales and Marketing of Mass MicroSystems, Inc., a producer of computer video products. Prior thereto, from October 1987 through 1989, Mr. Sherwood was Vice President, Sales and Marketing of RasterOps Corporation. Mr. Sherwood received Bachelors and Masters degrees in environmental engineering from the University of Kansas and a Master degree in business from California State University. Mr. Sherwood is currently a member of the Advisory Board of Directors of the Block School of Business and Public Administration at the University of Missouri-Kansas City; a member of the Board of Directors of CycleAware, a California based company, manufacturing products for bicycle safety; a member of the Board of Directors of Phi Kappa Theta Fraternity at the University of Kansas; a member of the Advisory Board of the Capital Resource Network, an organization matching investors with early stage technology companies; a member of the Board of the Grant Thornton Business Council; and chairman of the Kansas Technology Corporation Committee, which has the responsibility of reviewing the management of the Centers for Excellence in Research and Development, located at all four state universities in Kansas.

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

     Daniel T. Landi. Mr. Landi has been the Company's Chief Financial Officer since 1994. Prior thereto, from January 1993 to June 1994 he was chief financial officer of a privately held aerospace research and development company. From 1990 through 1992 Mr. Landi was a principal in a management consulting firm. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems within corporate and private industry. His background also includes considerable experience with acquisitions, mergers, joint ventures and start-up operations, including successful funding, private placements and initial public offerings. He has a BS in Finance and an MBA from the University of Connecticut. As the IBM International Finance Systems Manager, Mr. Landi managed the architecture, development, installation and execution for common financial systems of 16 manufacturing and development facilities throughout Europe. Mr. Landi has over 20 years of progressive growth in overall business and senior financial management. As the Vice President and Chief Financial Officer of an aerospace R&D company, he was primarily responsible for business and strategic plans, financial structuring, funding, as well as establishing an operating infrastructure for the company, including business and financial systems.

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses during the last three years aggregating to approximately $9,890,000. These factors, among others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As described in Note 18 to the financial statements, the Company has restated its 1996 and 1995 financial statements.


                                              FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
April 1, 1997, except
for Note 18 which is
dated May 21, 1997

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      --------------------------

    ASSETS                                               1996          1995
    ------                                            -----------   -----------

Current assets
    Cash and cash equivalents                           $1,147,791       $24,702
    Restricted funds                                        68,601        70,355
    Accounts receivable, net of allowances                 741,539       909,833
    Inventories                                            138,893       180,546
    Other current assets                                   150,830       134,323
                                                      ------------   -----------
        Total current assets                             2,247,654     1,319,759

Property and equipment, net                              4,303,838     3,632,648

Other assets
    Notes receivable - stockholders                        132,258       195,880
    Purchased technology, net                            1,389,367       147,732
    Inventoried parts                                      143,206       214,810
    Net assets of subsidiary sold
       pursuant to contractual obligation, net                   -       399,595
    Other intangible assets, net                           443,346       220,378
                                                      ------------   -----------
                                                         2,108,177     1,178,395
                                                      ------------   -----------

                                                        $8,659,669    $6,130,802
                                                      ============   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities
    Notes payable                                         $250,000      $447,371
    Accounts payable and accrued expenses                  952,864       786,011
    Current portion of litigation settlement payable       549,000             -
    Current maturities of long-term obligations            245,187       140,409
                                                      ------------   -----------
        Total current liabilities                        1,997,051     1,373,791

Long term obligations                                    3,984,557     4,003,097

Litigation settlement payable                              100,000             -

Minority interest                                          476,591             -

Stockholders' equity
    Common stock, $.001 par value, 20,000,000
      shares authorized, 8,693,162 and 5,490,189
      shares issued and outstanding                         8,694         5,490
    Additional paid-in capital                         15,067,120     9,029,237
    Accumulated deficit                               (12,974,344)   (8,280,813)
                                                      ------------   -----------
        Total stockholders' equity                      2,101,470       753,914
                                                      ------------   -----------

                                                       $8,659,669    $6,130,802
                                                      ============   ===========

                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                                 ---------------------------------------

                                                     1996          1995          1994
                                                 -----------   -----------   -----------

Sales                                            $ 5,127,166   $ 5,052,366   $ 2,269,726
Cost of goods sold                                 3,163,621     3,081,900     1,527,121
                                                 -----------   -----------   -----------
       Gross profit                                1,963,545     1,970,466       742,605

Cost and expenses
    Operating expenses                               117,715       157,591       278,647
    Research and development                         402,442       427,468       501,044
    General and administrative expenses            2,252,003     2,192,525     1,519,237
    Selling expenses                                 511,208       435,605       195,212
    Depreciation and amortization                  1,179,462       728,288       444,598
    Litigation settlement loss                       649,000             -             -
    Asset write-downs                                      -       592,256             -
                                                 -----------   -----------   -----------
       Total costs and expenses                    5,111,830     4,533,733     2,938,738
                                                 -----------   -----------   -----------

Operating loss                                    (3,148,285)   (2,563,267)   (2,196,133)

Other income (expense)
    Interest income                                  102,180        34,231        81,908
    Interest expense                              (1,815,465)     (549,549)     (110,646)
    Minority interest in net loss of subsidiary      117,350             -             -
    Gain on dispositions of assets                         -             -       108,566
    Loss on disposition of subsidiary                      -       (40,373)            -
    Other                                             53,073        25,066        24,804
                                                 -----------   -----------   -----------
       Total other income (expense)               (1,542,862)     (530,625)      104,632
                                                 -----------   -----------   -----------

Loss before provision for income taxes            (4,691,147)   (3,093,892)   (2,091,501)

Provision for income taxes                            (2,384)       (7,895)       (6,600)
                                                 -----------   -----------   -----------

Net loss                                         $(4,693,531)  $(3,101,787)  $(2,098,101)
                                                 ===========   ===========   ===========

Per share
    Net loss                                           $(.71)        $(.58)        $(.43)
                                                 ===========   ===========   ===========
    Weighted average number of common
      shares outstanding                           6,610,520     5,375,157     4,851,946
                                                 ===========   ===========   ===========


                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Equity Adjustments
                                                                                                   ------------------
                                                     Common Stock        Additional                            Unrealized
                                                     ------------        Paid-In      Accumulated  Cumulative  Investment
                                                  Shares     Amount      Capital        Deficit    Translation Gain (loss)  Total
                                                  ------     ------     ----------    -----------  -----------  ----------- ------

    Balance - December 31, 1993                    4,611,946  $4,612    $7,489,097    $(3,080,925)  $     -    $    -    $4,412,784
         Issuance of common stock in connection
            with acquisition of subsidiary           520,000     520       739,435              -         -         -       739,955
         Net loss                                          -       -             -     (2,098,101)        -         -    (2,098,101)
         Unrealized gain on investment securities          -       -             -              -         -     2,445         2,445
         Translation adjustment                            -       -             -              -     1,000         -         1,000
                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1994                    5,131,946   5,132     8,228,532     (5,179,026)    1,000     2,445     3,058,083
         Issuance of common stock in connection
            with earn-out agreement                   89,502      89       150,946              -         -         -       151,035
         Issuance of common stock in connection
            with debenture conversions               208,102     208       649,820              -         -         -       650,028
         Issuance of common stock in connection
            with bridge loans                         60,639      61           (61)             -         -         -             -
         Net loss                                          -       -             -     (3,101,787)        -         -    (3,101,787)
         Realized gain on investment securities            -       -             -              -         -    (2,445)       (2,445)
         Translation adjustment                            -       -             -              -    (1,000)        -        (1,000)
                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1995                    5,490,189   5,490     9,029,237     (8,280,813)        -         -       753,914
         Issuance of common stock in connection
            with acquisition of license               10,000      10        29,990              -         -         -        30,000
         Issuance of common stock in connection
            with debenture conversions             2,940,993   2,942     5,690,545              -         -         -     5,693,487
         Issuance of common stock in connection
            with employee options exercised           11,740      12        18,832              -         -         -        18,844
         Issuance of common stock in connection
            with warrant conversions                 173,750     174       173,582              -         -         -       173,756
         Issuance of common stock in connection
            with note conversions                     66,490      66       124,934              -         -         -       125,000
         Net loss                                          -       -             -     (4,693,531)        -         -    (4,693,531)

                                                   ---------  ------  ------------   ------------   -------   -------   -----------

    Balance - December 31, 1996                    8,693,162  $8,694   $15,067,120   $(12,974,344)  $     -   $    -    $2,101,470
                                                   =========  ======  ============   ============   =======   =======   ===========



                 See notes to consolidated financial statements

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                               --------------------------------------
                                                                 1996          1995          1994
                                                               -----------  ----------- -------------
Cash flows from operating activities:
      Net loss                                                $(4,693,531) $(3,101,787) $ (2,098,101)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                         1,179,462      728,288      444,598
          Interest expense attributed to convertible
            debentures discount                                 1,393,555      250,028            -
          Loss on sale of subsidiary                                    -       40,373            -
          Gain on dispositions of assets                                -            -     (108,566)
          Minority interest in net loss of subsidiary            (117,350)           -            -
          Translation adjustment                                        -       (1,000)       1,000
          Asset write-downs and allowances                        549,591      742,256            -
          Changes in assets and liabilities:
               (Increase) in assets and liabilities:
                    Accounts receivable                           110,920     (595,485)    (209,679)
                    Other current assets                          (50,536)      (7,501)      65,794
                    Inventories and inventoried parts             142,255     (143,399)     (22,537)
               Increase (decrease) in liabilities:
                    Accounts payable and accrued expenses         158,712      153,689      (46,597)
                    Litigation settlement payable                 649,000            -            -
                                                               ----------   ----------   -----------
          Net cash used in operating activities                  (677,922)  (1,934,538)  (1,974,088)

Cash flows from investing activities:
      Available-for-sale securities:
          Purchases                                                     -            -     (750,326)
          Sales                                                         -      751,973            -
      Held-to-maturity:
          Maturities                                                    -            -    6,500,000
          Purchases                                                     -            -   (2,957,947)
      Disposition of subsidiary, net cash disposed                      -      (39,525)           -
      Acquisition of subsidiaries (net of cash
         acquired of $93,586)                                           -            -     (348,884)
      Purchase of net assets of Spectra Science Corp.          (1,654,000)           -            -
      Purchase of subsidiary - Spectra Acquisition Corp.       (2,700,000)           -            -
      Purchase of property and equipment                         (662,659)    (913,291)    (397,575)
      Purchase of technology and other intangibles               (153,934)      (4,510)    (132,385)
      Proceeds from sale of equipment                                   -       13,238       11,408
                                                               ----------   ----------   -----------
          Net cash provided by (used in) investing activities  (5,170,593)    (192,115)   1,924,291

Cash flows from financing activities:
      Proceeds from convertible debentures, net of expenses     3,730,000      874,350            -
      Repayments on line of credit                                      -     (332,800)           -
      Borrowings on line of credit                                      -            -      187,720
      Net borrowings (repayments) of short-term debt             (220,000)     414,768            -
      Repayments of long-term obligations                        (161,075)    (615,687)    (229,114)
      Borrowings of long-term debt                                 75,453    1,616,000       50,000
      (Increases)decreases of restricted funds, net                 1,754       (6,155)     (48,003)
      Proceeds from issuance of subsidiary preferred stock      3,286,000            -            -
      Proceeds from issuances of common stock,
         net of expenses                                          259,472            -            -
                                                               ----------   ----------   -----------
          Net cash provided by (used in) financing activities   6,971,604    1,950,476      (39,397)
                                                               ----------   ----------   -----------

Net increase (decrease) in cash and cash equivalents            1,123,089     (176,177)     (89,194)

Cash and cash equivalents - beginning of year                      24,702      200,879      290,073
                                                               ----------   ----------   -----------

Cash and cash equivalents - end of year                        $1,147,791     $24,702      $200,879
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

     The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate the remaining estimated useful life of its intangibles may warrant revision. At December 31, 1996, the Company believes that no impairment of intangibles existed. During the year ended December 31, 1995, a charge to operations of $200,730 was recognized relating to the impairment in value of certain purchased technology.

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

     C.   Spectra Science Corporation

          On August 26, 1996, IMC acquired an 82% preferred stock interest in Spectra Acquisition Corp. (SAC). The aggregate consideration paid for the preferred stock was $2,7000,000. The preferred shares are voting shares convertible into common shares on a one-for-one basis at the option of IMC at any time. Mandatory conversion is required upon a public offering of at least $3 per share with proceeds of at least $12 million. No shares have been converted at December 31, 1996.

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
                                                                           ==============            ==============


     Patents and purchased technology consists primarily of the LaserPaint(TM) and direct patterning on glass technologies licensed by Spectra Science Corp. The Company has signed an agreement to sell its rights in Sprintex technology, a rotary engine development segment asset, to an Australian company for 100,000 British pounds sterling. At December 31, 1996, a $10,000 deposit is being held by the Company to be applied at the sale, which was consummated March 1997. The total consideration received was approximately $156,000, which resulted in a gain of approximately $33,000 which will be recognized in fiscal 1997.

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

NOTE 12. - STOCK OPTION PLANS

   A.     Employee Stock Option Plan

          The Company has granted options to key employees to purchase shares of the Company's common stock under stock option plans adopted in 1991, 1994, 1995 and 1996 authorizing the granting of options to purchase an aggregate of 1,130,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. All options granted are to have a term of ten years or such shorter term as may be provided at the time of grant, are exercisable in equal annual increments as stipulated at the time of grant, and vest over periods of three to five years from the date of grant.

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

          On October 28, 1996, the Company entered into three non-qualified stock option agreements with the president of the Company authorizing the granting of options to purchase an aggregate of 300,000 shares. The options are exercisable in 100,000 increments if the average closing price of the Company's common stock exceeds $7.00, $10.00 and $13.00 per share, respectively, for a thirty consecutive day period prior to December 31, 1999. The options become exercisable if prior condition is not met in August 2005. The options expire in ten years from the date of grant. The exercise price of the options are $1.375 per share which equaled the market price of the shares at the date of grant. The fair value of options granted under this plan during the year ended December 31, 1996 is $1.23 per share. No shares were exercisable at December 31, 1996.

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

                                                           1996           1995
                                                     -----------      ----------

              Net loss - as reported                     $4,691M        $3,102M
              Net loss - pro forma                        5,217M         3,615M

              Loss per share - as reported                   .71            .58
              Loss per share - pro forma                     .79            .67

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

NOTE 18. - RESTATEMENT

     The Securities Exchange Commission (the "SEC") staff recently adopted a new position on accounting for convertible debt instruments which are convertible at a discount to market. The Company had previously accounted for the interest on its convertible debt instruments based upon the coupon rate. In a letter dated March 13, 1997, to the Emerging Issues Task Force of the Financial Accounting Standards Board, the SEC expressed that they believe that a beneficial conversion feature on convertible debt instruments should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the debentures are convertible. This discount resulting from the allocation of the proceeds increases the effective interest rate of the security and should be reflected as a charge to interest expense. The amortization period of the interest discount is from the date of the issuance of the security to the date it first becomes convertible.

     The SEC has required that all registrants who have not accounted for a beneficial conversion feature as discussed herein, restate the affected financial statements. Accordingly, the 1995 and 1996 previously issued financial statements have been restated to conform to the views of the SEC staff. The effect of the change was to increase interest expense and the net loss by $250,028 ($.05 per share) and $1,393,555 ($.21 per share) for the years ended December 31, 1995 and 1996, respectively.

NOTE 19. - INDUSTRY SEGMENTS

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

     NOTE 19. - INDUSTRY SEGMENTS (CONTINUED)

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

NOTE 20. - FOURTH QUARTER ADJUSTMENTS

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

     The fourth quarter for the year ended December 31, 1995 reflected net adjustments which decreased the operating results of the Company by approximately $1,304,000. Approximately $250,000 is attributed to additional interest expense which was recorded pursuant to the issuance of convertible debentures (see Note 18), $592,000 is attributed to the decision to cease development of the rotary engine, $60,000 was charged off in recognition of inventory adjustments, deferred costs related to new ventures amounting to $160,000 were charged off, notes receivable was adjusted by a valuation allowance of $150,000, $52,000 of deferred costs were charged to expense upon conversion of debentures, and the sale of the subsidiary resulted in a loss of $40,000.

     There were no material adjustments recognized in the fourth quarter of fiscal 1994.

NOTE 21. - SUBSEQUENT EVENT

     In February 1997, the Company issued $1,100,000 of 6% convertible debentures due December 1998. The notes are convertible into common stock at a rate equal to 73% of the prevailing market price of the Company's common stock. The Company will record an interest charge in the second quarter of 1997 of approximately $407,000 attributed to the difference between the conversion price and the fair value of the common stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on July 1, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                       INFINITE MACHINES CORP.

                                       By: /s/ Clifford G. Brockmyre
                                           ------------------------------------
                                               Clifford G. Brockmyre, President