Form 10QSB
period 1997-06-30
INFINITE MACHINES CORP
filed 1997-08-13
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
Mark One

|X| OUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANDT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from period from  ______ to _______

Commission File Number 0-21816

                             INFINITE MACHINES CORP.
             (Exact name of Registrant as specified in its charter)

          Delaware                                               52-1490422
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R. S. Employer
      of organization)                                       Identification No.)

                  300 Metro Center Boulevard, Warwick, RI 02886
                  ---------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (401) 737-7900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of August 06, 1997 the Registrant had a total of 10,241,121 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

                          INFINITE MACHINES CORPORATION

      PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
      Item 1.     Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                        3

                  Consolidated Statements of Operations - Three
                  and Six Months Ended June 30, 1997 and 1996                4

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 1997 and 1996                               5

                  Notes to Unaudited Consolidated Financial Statements       6

      Item 2.     Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                      7-11


      PART II. OTHER INFORMATION

      Items
       1-6        Not Applicable

      SIGNATURES

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,     December 31,
    ASSETS                                                1997           1996
                                                      ------------   ------------
Current assets
    Cash and cash equivalents                         $    437,673   $  1,147,791
    Restricted funds                                        15,787         68,601
    Accounts receivable, net of allowances                 876,208        741,539
    Inventories                                            163,193        138,893
    Other current assets                                   150,935        150,830
                                                      ------------   ------------
        Total current assets                             1,643,796      2,247,654

Property and equipment, net                              4,948,795      4,303,838

Other Assets
    Notes receivable - stockholders                        117,360        132,258
    Purchased technology, net                            1,134,584      1,389,367
    Inventoried parts                                      107,404        143,206
    Other intangible assets, net                           583,580        443,346
                                                      ------------   ------------
                                                         1,942,928      2,108,177
                                                      ------------   ------------
                                                      $  8,535,519   $  8,659,669
                                                      ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                     $    653,187   $    250,000
    Accounts payable and accrued expenses                1,149,114        952,864
    Current portion of litigation settlement payable       175,000        549,000
    Current maturities of long-term obligations            245,191        245,187
                                                      ------------   ------------
        Total current liabilities                        2,222,492      1,997,051

Long term obligations                                    4,461,662      3,984,557

Litigation settlement payable                              100,000        100,000

Minority interest                                          635,408        476,591

Stockholders' equity:
    Common stock, $.001 par value, 20,000,000
      shares authorized, 9,240,869 and 8,693,162
      shares issued and outstanding                          9,239          8,694
    Additional paid-in capital                          16,067,285     15,067,120
    Accumulated deficit                                (14,960,567)   (12,974,344)
                                                      ------------   ------------
        Total stockholders' equity                       1,115,957      2,101,470
                                                      ------------   ------------
                                                      $  8,535,519   $  8,659,669
                                                      ============   ============

           See accompanying notes to unaudited financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                --------------------------        ------------------------
                                                   1997          1996                1997         1996
                                                -----------   -----------         ----------   -----------
Sales                                           $ 1,574,818   $ 1,291,757          2,935,217   $ 2,594,592
Cost of goods sold                                  836,361       837,578          1,668,913     1,623,414
                                                -----------   -----------         ----------   -----------
   Gross profit                                     738,457       454,179          1,266,304       971,178

Costs and expenses
   Operating expenses                                41,215        21,779             59,923        55,217
   Research and development                         464,033            --            976,273            --
   General and administrative expenses              531,960       345,043          1,128,966       688,197
   Selling expenses                                 140,595       132,310            270,676       249,384
   Depreciation and amortization                    253,706       151,142            547,196       305,260
                                                -----------   -----------         ----------   -----------
      Total costs and expenses                    1,431,509       650,274          2,983,034     1,298,058

Operating loss                                     (693,052)     (196,095)        (1,716,730)     (326,880)

Other income (expense)
   Interest and dividend income                      11,589        11,895             21,470        11,902
   Interest expense                                (517,930)     (144,506)          (605,786)     (233,538)
   Minority interest in net loss of subsidiary       60,068            --            262,183            --
   Gain on sale of technology                            --            --             38,064            --
   Other income                                      14,576        41,874             14,576        46,038
                                                -----------   -----------         ----------   -----------
          Total other income (expense)             (431,697)      (90,737)          (269,493)     (175,598)

Loss before provision for income taxes           (1,124,749)     (286,832)        (1,986,223)     (502,478)

Provision for income taxes                               --         9,338                 --        21,000
                                                -----------   -----------         ----------   -----------
Net loss                                        $(1,124,749)  $  (296,170)        (1,986,223)  $  (523,478)
                                                ===========   ===========         ==========   ===========

Per share:
      Net loss per common share                       (0.14)  $     (0.05)             (0.24)  $     (0.09)
                                                ===========   ===========         ==========   ===========

      Weighted average number of common
      shares outstanding                          8,195,849     5,574,563          8,195,849     5,574,563
                                                ===========   ===========         ==========   ===========

           See accompanying notes to unaudited financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Cash flows from operating activities:
   Net loss                                                   $(1,986,223)  $  (523,478)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                547,196       305,260
     Interest expense attributable to convertible
       debentures discount                                        406,849        60,222
     Gain of dispositions of assets                               (38,064)           --
     Minority interest in net loss of subsidiary                 (262,183)
     Asset write-downs and allowances                              14,898         9,684
     Changes in assets and liabilities:
       (Increase) decrease in assets
        Accounts receivable                                      (134,669)       78,711
        Other assets                                              (25,539)        5,292
        Inventory and inventoried parts                            11,502        46,272
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                    (177,750)      (51,261)
                                                              -----------   -----------
     Net cash used in operating activities                     (1,643,983)      (69,298)

Cash flows from investing activities:
   Purchase of property and equipment                            (944,143)     (146,561)
   Proceeds from sale of technology                               155,898            --
                                                              -----------   -----------
     Net cash used in investing activities                       (788,245)     (146,561)

Cash flows from financing activities:
   Proceeds from convertible debentures, net of expenses          968,000     3,764,000
   Borrowings of long term debt                                        --     1,250,000
   Net borrowings (repayments) of short term debt                 403,187      (131,932)
   Repayments of long term obligations                           (122,891)   (1,363,551)
   Decrease in restricted funds, net                               52,814        54,025
   Proceeds from issuance of subsidiary preferred stock, net
     of expenses                                                  421,000            --
   Proceeds from issuances of common stock                             --       180,093
                                                              -----------   -----------
     Net cash provided by financing activities                  1,722,110     3,752,635

Net increase (decrease) in cash and cash equivalents             (710,118)    3,536,776

Cash and cash equivalents - beginning of period                 1,147,791        24,702
                                                              -----------   -----------
Cash and cash equivalents - end of period                     $   437,673   $ 3,561,478
                                                              ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Machine Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which includes audited financial statements and footnotes as of and for the years ended December 31, 1996 and 1995.

NOTE 2. - CONVERTIBLE PROMISSORY NOTES

      As of June 30, 1997, $100,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion.

      On February 24, 1997, the Company completed an additional $1,100,000 private placement financing through the sale of 6% convertible debentures due December 31, 1998. The holders may, at their sole option during the period commencing 120 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 73% of the average closing price of the Company's common stock on the five trading days preceding conversion. As of June 30, 1997, none of the related debentures had been converted into common stock of the Company.

NOTE 3. - INTEREST EXPENSE ON BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBENTURES

      The Securities Exchange Commission (the "SEC") staff recently adopted a new position on accounting for convertible debt instruments which are convertible at a discount to market. The Company had previously accounted for the interest on its convertible debt instruments based upon the coupon rate. In a letter dated March 13, 1997, to the Emerging Issues Task Force of the Financial Accounting Standards Board, the SEC expressed that they believe that a beneficial conversion feature on convertible debt instruments should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the debentures are convertible. This discount resulting from the allocation of the proceeds increases the effective interest rate of the security and should be reflected as a charge to interest expense. The amortization period of the interest discount is from the date of the issuance of the security to the date it first becomes convertible. For the three and six month periods ended June 30, 1997, interest expense has been recognized for this discount in the amount of $406,849.

NOTE 4. - EFFECT OF NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

      Statement of Financial Accounting Standard No. 128 - "Earnings Per Share" has recently been issued. This pronouncement simplifies the calculation of earnings per share (EPS), which now requires two amounts of EPS to be disclosed: basic EPS and diluted EPS. The effective date of this pronouncement is for periods ending after December 15, 1997, and early application is not permitted. The basic and diluted EPS computed pursuant to the new pronouncement would have been the same as the EPS calculation as currently presented for the three and six month periods ended June 30, 1997 and 1996.

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                                     GENERAL

      Infinite Machines Corp., (the "Company") has two main operating subsidiaries; Laser Fare, which is wholly owned and was acquired in July 1994 for stock, and Spectra Science, which was formed in August 1996 and is 63% owned by the Company. Additionally, Infinite has two operating divisions of Laser Fare, Advance Technology Group ("ATG"), engaged in contract research and development, and ExpressTool Corp., ("ExpressTool"), created to exploit new rapid tooling technology.

Laser Fare

      Laser Fare operations continue to be profitable. Approximately 75% of Laser Fare's sales comes from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Center Laboratories. In addition to an expected twenty percent growth rate from established customers, it is anticipated that several newer customers will increase their activity in 1997. Laser Fare has sufficient facilities and equipment to support this planned short-term expansion.

Spectra Science

      Spectra Science was created to commercialize technology licensed from Brown University on an exclusive worldwide basis. The LaserPaint(TM) technology allows common, disordered materials to be generators of laser light. In addition to the licensed technologies, Spectra has developed "Quantum Dot Phosphors" and, in parallel, a new lasing display technology which holds promise in the area of high definition and projection video displays.

      Though the potential applications for LaserPaint(TM) are numerous, Spectra is currently focusing its efforts on three areas: Photodynamic Therapy (PDT); Identification and Coding; and Document Security. In PDT, which is rapidly emerging as a treatment modality for a number of cancers, the LaserPaint(TM) technology addresses the industry's need for a tunable, low cost and disposable excitation source. On June 18, 1997, Spectra Science received positive results from a first round of invivo tests performed at the Ontario Cancer Institute by Dr. Brian Wilson and Dr. Lothar Lilge. The tests were aimed at comparing the efficacy of Spectra's low-cost disposable light source with a costly, high-maintenance dye laser for use in photodynamic therapy with the only FDA approved product. In the area of coding, Spectra has developed a nylon thread-based label to be used in conjunction with LaserPaint(TM) for the rental garment and linen industry. Spectra successfully debuted its patented laser thread identification system at the "Clean Show '97", the biennial meeting of the World Educational Congress for Laundering and Drycleaning, in Las Vegas, Nevada. Spectra's breakthrough technology is the solution to an annual billion-dollar problem in both the textile rental and industrial linen industries. Attendees included linen and garment manufacturers and distributors as well as institutional and industrial users and launderers.

      Document security processes using LaserPaint(TM) technology have resulted in Spectra Science signing a licensing and Research & Development agreement with Crane & Company Inc., manufacturer of U. S. currency paper.

ExpressTool

      ExpressTool is building molds, using its proprietary processes, for a number of Fortune 500 industrial companies. Its technical capabilities allow molds, cavities and other types of tools to be made more rapidly than is currently possible with traditional methods. It has been found that the ExpressTool's molds can be operated more rapidly than conventional tools, a major benefit for the user. The technology was developed over the last few years under a collaborative R&D agreement with a major industrial company. Laser Fare has exclusive rights to the technology for all industries other than the markets its industrial partner competes in. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with their established infrastructure and business base.

Advanced Technology Group

      During the second quarter ending June 30, 1997, Laser Fare's Advance Technology Group, ("ATG"), was awarded a $500,000 follow-on contract by the United States Air Force/Phillips Laboratory, Kirtland AFB, New Mexico. The contract will focus on the continued development of direct materials processing applications and the commercialization of novel high power, high-brightness Laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Physico-Technical Institute, St. Petersburg, Russia. The grant will enable Laser Fare to complete the commercialization of new high power high brightness diode technology for a variety of applications, including materials processing. This program is expected to lead to the introduction of high-brightness diode lasers in a wide variety of commercial applications such as marking, micro-welding, micro-machining and desktop rapid prototyping and machining.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt, equity securities and through the October 1993 public offering of its common stock. From inception, through June 30, 1997, an aggregate of approximately $15.1 million, net of expenses, has been provided by debt and equity offerings. As of June 30, 1997 the Company has cash, cash equivalents and marketable securities totaling approximately $437,673 available for its working capital needs and planned capital asset expenditures.

      While revenues were realized in the six months ending June 30, 1997, the majority of revenues were attributed to Laser Fare. While improved revenue is anticipated by the Company, and expense containment measures continue to be implemented, management is, nonetheless pursuing other strategies for raising additional resources through debt and equity transactions.

      The Board of Directors has given approval for management to vigorously purse other alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application for available governmental funds in the form of interest subsidized financing. The Company has been engaged in extensive discussions with banking institutions and investment bankers in furtherance of its capital raising efforts. Management estimates that a total of $4.0 million in funds would satisfy its cash requirements for the next 18 months. Based upon management's current estimates, these funds would be applied to fund continued ExpressTool start-up expense and expansion (approximately $2.0 million), to upgrade Laser Fare's equipment to support its growth ($750,000), additional capital for Spectra Science to further its research and development program ($1.1 million), and for general working capital purposes, including marketing efforts of the Company's technologies. There is no assurance, however, that management will be successful in raising all or part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      Consolidated revenues for the three months ended June 30, 1997 were $1,574,818 and consisted primarily of laser division sales. Cost of sales totaled $836,361, and a gross profit of $738,457 was realized for the quarter. Consolidated revenues for the three months ended June 30, 1996 were $1,291,757 consisting solely of laser division sales.

Cost of sales totaled $837,578, and a gross profit of $454,179 was realized for the three months ended June 30, 1996.

      Operating expenses for the three months ended June 30, 1997 were $41,215 as compared to $21,779 for the second quarter of 1996. This increase was a result of operating expense from Spectra Science and ExpressTool subsidiaries. Research and Development expenses were $464,033 for the three months ended June 30, 1997, as compared to $0.00 in the second quarter on 1996. The increase in the second quarter of 1997 is contributed to the research and development efforts in the Company's new subsidiaries, Spectra Science in the amount of $198,710 and ExpressTool in the amount of $265,323.

      General and administrative expenses were $531,960 for the three months ended June 30, 1997 as compared to $345,043 for the second quarter of 1996. The increase of $186,917 or 54% was primarily due to the addition of the Spectra Science subsidiary, contributing approximately $228,102 of the total for the six months ended June 30, 1997. Selling expenses were $140,595 for the quarter ended June 30, 1997, as compared to $132,310 for the second quarter of 1996. The increase was primarily attributed to increased marketing activities of Laser Fare.

      Depreciation and amortization expenses totaled $253,706 for the second quarter of 1997, as compared to $151,142 for the second quarter of 1996. Increased depreciation and amortization expense of $102,564 or 68% from the second quarter of 1996, resulted primarily from depreciation and amortization of property and equipment and technology by Spectra Science.

      Interest expense during the second quarter ended June 30, 1997 was $517,930 as compared to $144,506 for the second quarter of 1996. The increase of $373,424 was primarily due to the recognition of the discount attributable to the beneficial conversion feature of convertible debentures in the amont of $406,849 for the second quarter of 1997 as compared to $60,222 for the second quarter of 1996. Interest and other income for the second quarter of 1997 was $86,233 as compared to $53,769 for the second quarter of 1996. The increase of $32,464 was primarily due to the minority interest in net loss of subsidiary in the amount of $60,068 recognized in the second quarter of 1997.

      The Company has a consolidated net loss of $1,124,749 for the three months ended June 30, 1997, as compared to the net loss of $296,170 for the three months ended June 30, 1996. The increase in net loss is primarily attributed to interest expense attributable to the beneficial conversion feature of convertible debentures in excess of amount recognized for the quarter ended June 30, 1996 in the amount of $346,627, research and development expenses of Spectra Science in the amount of $198,710, and research and development and set-up expenses associated with its ExpressTool subsidiary of $265,323, totaling $810,660 or 98% of increase.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

      Consolidated revenues for the six months ended June 30, 1997 were $2,935,217 and consisted primarily of laser division sales. Cost of sales totaled $1,668,913, and a gross profit of $1,266,304 was realized for the period. For the six months ended June 30, 1996, sales totaled $2,594,592 and consisted solely of laser division sales. Consolidated cost of sales were $1,623,414 for the first six months of 1996 and the Company realized a gross profit of $971,178 for that period.

      Operating expenses increased from $55,217 during the first six months of 1996, to $59,923 for the first six months of 1997. Research and development expenses were $976,273 during the first six months of 1997 as compared to $ 0.00 for the six months ended June 30, 1996. The increase was due to the increase in research and development efforts in Spectra Science in the amount of $505,986 and ExpressTool in the amount of $470,287.

      General and administration expenses increased to $1,128,966 for the six months ended June 30, 1997 from $688,197 for the six months ended June 30, 1996. The increase of $440,769 was primarily due to the addition of the Spectra Science subsidiary contributing approximately $437,668 of the total for the six months ended June 30, 1997. Selling expenses were $270,676 for the first six months of 1997 as compared to $249,384 for the first six months of 1996. The increase was a result of increased sales efforts at Laser Fare.

      Depreciation and amortization expenses totaled $547,196 for the first six months of 1997 compared to $305,260 for the first six months of 1996. Increased depreciation and amortization expense of $241,936 or 79% from the first six months of 1996 resulted primarily from depreciation and amortization of property and equipment and technology by Spectra Science.

      Interest expense was $605,786 and $233,538 during the six month periods ended June 30, 1997 and 1996, respectively. The increase in interest expense of $372,248 was due primarily to the recognition of discount attributable to the beneficial conversion feature of the convertible debentures in the amount of $406,849 for the six month period ended June 30, 1997 as compared to $60,222 for the six month period ended June 30, 1996. Interest and other income for the first six months of 1997 amounted to $336,293 compared to $57,940 for the first six months ending June 30, 1996. The increase was primarily due to minority interest in net loss of subsidiary in the amount of $262,183 and gain on sale of assets of $38,064.

      The Company had a consolidated net loss of $1,986,223 for the six months ended June 30, 1997, as compared to a net loss of $523,478 during the six months ended June 30, 1996.

Part II - Other Information

Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 13, 1997                           INFINITE MACHINES CORP.


                                          By: /s/ Clifford G. Brockmyre
                                              -----------------------------
                                          Clifford G. Brockmyre, President
                                          And Chief Operating Officer


                                          By: /s/ Daniel T. Landi
                                              -----------------------------
                                          Daniel T. Landi
                                          Chief Financial and Accounting
                                          Officer