Form 10QSB
period 1997-09-30
INFINITE MACHINE CORP
filed 1997-11-07
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
                                    Mark One

[X] OUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANDT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

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

                                   Yes |X|  No |_|

As of November 5, 1997 the Registrant had a total of 12,497,581 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

                          INFINITE MACHINES CORPORATION

PART 1. FINANCIAL INFORMATION

Page
----
Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
September 30, 1997 and December 31, 1996                             1

Consolidated Statements of Operations - Six
and Nine Months Ended September 30, 1997 and 1996                    2

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1997 and 1996                                    3

Notes to Unaudited Consolidated Financial Statements               4-5

Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations                              6-11

PART II. OTHER INFORMATION
--------------------------

Items
1-6 Not Applicable

SIGNATURES
----------

                             INFINITE MACHINES CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,  December 31,
ASSETS                                                1997           1996
------                                            ------------   ------------

Current assets
 Cash and cash equivalents                        $  1,411,680   $    333,187
 Restricted funds                                       61,600         68,601
 Accounts receivable, net of allowances                777,143        672,441
 Inventories                                           141,448        133,035
 Other current assets                                  194,387        134,281
                                                   -----------    -----------
 Total current assets                                2,586,258      1,341,545

Property and Equipment, net                          4,149,968      3,773,105

Other assests
 Notes receivable - stockholders                       110,611        132,258
 Purchased technology, net                              32,500        157,834
 Inventoried parts                                      89,504        143,206
 Investment in Spectra Science Corp. - at equity     1,268,249      2,195,895
 Other intangible assets, net                          273,805        255,416
                                                   -----------    -----------
                                                     1,774,669      2,884,609
                                                   -----------    -----------

                                                  $  8,510,895   $  7,999,259
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable                                    $    471,572   $    250,000
 Accounts payable and accrued expenses               1,022,189        769,045
 Current portion of litigation settlement payable         --          549,000
 Current maturities of long-term obligations           245,191        245,187
                                                   -----------    -----------
 Total current liabilities                           1,738,952      1,813,232

Long term obligations                                3,384,510      3,984,557

Litigation settlement payable                          100,000        100,000

Stockholders' equity:
 Common stock, $.001 par value, 20,000,000
  shares authorized, 12,460,709 and 8,693,162
  shares issued and outstanding                         12,461          8,694
 Additional paid-in capital                         19,067,328     15,067,120
 Accumulated deficit                               (15,792,356)   (12,974,344)
                                                   -----------    -----------
 Total stockholders' equity                          3,287,433      2,101,470
                                                   -----------    -----------

                                                  $  8,510,895   $  7,999,259
                                                   ===========    ===========

            See accompanying notes to unaudited financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                              ---------------------------  ----------------------------
                                                 1997            1996          1997            1996
                                              -----------    ------------  ------------    ------------
Sales                                         $1,361,741     $ 1,141,026   $ 4,056,124     $ 3,735,618
Cost of goods sold                               817,216         838,461     2,370,260       2,461,875
                                              ----------     -----------   -----------     -----------
 Gross profit                                    544,525         302,565     1,685,864       1,273,743

Costs and expenses
 Operating expenses                               32,058          71,830        91,981         127,047
 Research and development                        189,785           --          660,072           --
 General and administrative expenses             391,173         259,967     1,095,971         948,164
 Selling expenses                                111,626         127,631       382,302         377,015
 Depreciation and amortization                   244,847         285,690       569,274         590,950
                                              ----------     -----------   -----------     -----------
    Total costs and expenses                     969,489         745,118     2,799,600       2,043,176

Operating loss                                  (424,964)       (442,553)   (1,113,736)       (769,433)

Other income (expense)
 Interest income                                   1,498          28,306         6,569          40,208
 Interest expense                               (101,493)     (1,406,060)     (707,279)     (1,639,598)
 Equity in loss of unconsolidated subsidiary    (276,251)       (222,863)   (1,008,043)       (222,863)
 Loss due to issuance of stock by
  unconsolidated subsidiary                      (62,341)          --          (62,341)          --
 Gain on sale of technology                        --              --           38,064           --
 Other                                            31,762         (40,674)       28,754           5,364
                                              ----------     -----------   -----------     -----------
       Total other income (expense)             (406,825)     (1,641,291)   (1,704,276)     (1,816,889)

Loss before provision for income taxes          (831,789)     (2,083,844)   (2,818,012)     (2,586,322)

Provision for income taxes                         --             (6,904)        --             14,096
                                              ----------     -----------   -----------     -----------

Net loss                                      $ (831,789)    $(2,076,940)   (2,818,012)    $(2,600,418)
                                              ==========     ===========   ===========     ===========

Per share:
 Net loss per common share                    $    (0.09)    $     (0.36)  $     (0.30)    $     (0.44)
                                              ==========     ===========   ===========     ===========

 Weighted average number of common
 shares outstanding                            9,318,851       5,807,589     9,318,851       5,807,589
                                              ==========     ===========   ===========     ===========

            See accompanying notes to unaudited financial statements.

                             INFINITE MACHINES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               1997          1996
                                                           ------------  ------------
Cash flows from operating activities:
 Net loss                                                  $(2,818,012)  $(2,600,418)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                               569,274       590,950
   Interest expense attributable to convertible
    debentures discount                                        406,849     1,393,555
   Interest and other expenses related to conversion of
    debentures paid via issue of additional common stock        57,898          --
   Gain of dispositions of assets                              (38,064)         --
   Equity in net loss of unconsolidated subsidiary           1,008,043       222,863
   Loss due to issuance of stock by unconsolidated
    subsidiary                                                 119,603          --
   Asset write-downs and allowances                             21,647        28,021
   Changes in assets and liabilities:
    (Increase) decrease in assets
      Accounts receivable                                     (104,702)      195,065
      Other assets                                             (60,106)     (190,226)
      Inventory and inventoried parts                           45,289        66,935
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                    298,473       (39,866)
      Litigation settlement payable                           (350,000)         --
                                                            ----------    ----------
   Net cash used in operating activities                      (843,808)     (333,121)

Cash flows from investing activities:
 Purchase of property and equipment                           (754,798)     (182,720)
 Proceeds from sale of technology                              155,898          --
 Investment in Spectra Science Corp.                          (200,000)   (1,650,000)
                                                            ----------    ----------
    Net cash used in investing activities                     (798,900)   (1,832,720)

Cash flows from financing activities:
 Proceeds from convertible debentures, net of expenses         968,000     3,764,000
 Borrowings of long term debt                                     --       1,250,000
 Net borrowings (repayments) of short term debt                221,572      (146,621)
 Repayments of long term obligations                          (145,372)   (1,366,863)
 Decrease in restricted funds, net                               7,001         6,470
 Proceeds from issuances of common stock, net of expenses    1,670,000       192,593
                                                            ----------    ----------
    Net cash provided by financing activities                2,721,201     3,699,579

Net increase in cash and cash equivalents                    1,078,493     1,533,738

Cash and cash equivalents - beginning of period                333,187        24,702
                                                            ----------    ----------

Cash and cash equivalents - end of period                  $ 1,411,680   $ 1,558,440
                                                            ==========    ==========

            See accompanying notes to unaudited financial statements.

                             INFINITE MACHINES CORP.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Machine Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which includes audited financial statements and footnotes as of and for the years ended December 31, 1996 and 1995.

NOTE 2. - CHANGE IN REPORTING ENTITY

      Effective September 19, 1997, the Company's voting interest in Spectra Science Corp. was reduced below 50%. Prior to this time, the Company's financial statements were prepared on a consolidated basis which included Spectra Science Corp. as a subsidiary. Effective with this change in interest, the operating results of Spectra Science Corp. will be reported on the Company's financial statements under the equity method. All comparative financial information has been restated to reflect this change in reporting entity. There is no effect on net income or earning per share for the current or any prior periods due to this change.

NOTE 3. - CONVERTIBLE PROMISSORY NOTES

      As of September 30, 1997, $100,000 of 7% convertible debentures due July 2000 were outstanding. The holder may, at his or her sole option, convert all or any part of the outstanding principal amount and accrued and unpaid interest of this note into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 80% of the average closing price of the Company's common stock on the ten trading days preceding conversion.

      On February 24, 1997, the Company completed an additional $1,100,000 private placement financing through the sale of 6% convertible debentures due December 31, 1998. The holders may, at their sole option during the period commencing 120 days after the date of issuance, convert all or any part of the outstanding principal amount and accrued and unpaid interest of these notes into that number of shares of the common stock of the Company, par value $.001, as is equal to such amount then being converted divided by 73% of the average closing price of the Company's common stock on the five trading days preceding conversion. During the quarter ended September 30, 1997, all of the debentures, as well as accrued interest expense in the amount of $25,329, have been converted to 1,109,744 shares of common stock.

                             INFINITE MACHINES CORP.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 4. - ISSUANCE OF COMMON STOCK

      During the quarter ended September 30, 1997, the Company issued 1,923,077 shares of common stock to Clearwater Fund IV LLC in exchange for aggregate consideration of $1,900,000.

NOTE 5. - INTEREST EXPENSE ON BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBENTURES

      The Securities Exchange Commission (the "SEC") staff recently adopted a new position on accounting for convertible debt instruments which are convertible at a discount to market. The Company had previously accounted for the interest on its convertible debt instruments based upon the coupon rate. In a letter dated March 13, 1997, to the Emerging Issues Task Force of the Financial Accounting Standards Board, the SEC expressed that they believe that a beneficial conversion feature on convertible debt instruments should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the debentures are convertible. This discount resulting from the allocation of the proceeds increases the effective interest rate of the security and should be reflected as a charge to interest expense. The amortization period of the interest discount is from the date of the issuance of the security to the date it first becomes convertible. For the nine month period ended September 30, 1997, interest expense has been recognized for this discount in the amount of $406,849.

NOTE 6. - EFFECT OF NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

      Statement of Financial Accounting Standard No. 128 - "Earnings Per Share" has recently been issued. This pronouncement simplifies the calculation of earnings per share (EPS), which now requires two amounts of EPS to be disclosed: basic EPS and diluted EPS. The effective date of this pronouncement is for periods ending after December 15, 1997, and early application is not permitted. The basic and diluted EPS computed pursuant to the new pronouncement would have been the same as the EPS calculation as currently presented for the three and nine month periods ended September 30, 1997 and 1996.

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

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

GENERAL

      Infinite Machines Corp., (the "Company") does business in the fields of laser material processing, advanced manufacturing methods, and laser-application technology. Laser Fare is the main operating subsidiary, which is wholly owned and was acquired in July 1994 for stock. Additionally, Infinite has two operating divisions of Laser Fare, the Advance Technology Group ("ATG"), engaged in contract research and development, and ExpressTool Corp., ("ExpressTool"), created to exploit new rapid tooling technology. The Company is also the largest shareholder of Spectra Science Corp. ("Spectra Science"), which was formed in August 1996.

Laser Fare

      Laser Fare operations continue to be profitable. While primarily engaged in contract laser material processing, Laser Fare develops new applications for industrial lasers. The facility's 18 high powered lasers are capable of performing a wide variety of manufacturing processes and is capable of laser operations requiring four and five-axis manipulation. Approximately 75% of Laser Fare's sales comes from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Center Laboratories. Laser Fare also provides a variety of value-add services, that include assembly, heat treating, coating, testing, and inspection. In addition to an expected twenty percent growth rate from established customers, it is anticipated that new customers will increase their activity in last quarter of 1997. On October 23, 1997, Laser Fare was awarded a two-year contract in excess of $5 million by

Dey Laboratories to manufacture and supply for retail and hospital customers, Astech Peak Flow Meters which measures lung capacity for asthma patients. Laser Fare has sufficient facilities and equipment to support planned near-term expansion, as well as expand the scope of services it provides to existing and new customers.

ExpressTool

      ExpressTool is a business formed to commercialize proprietary technology which permits molds for plastic injection moldings to be more productive than molds made by conventional techniques. On October 17, 1997, ExpressTool was awarded a contract in excess of $450,000 by Magnetec(R) Corporation, a wholly-owned subsidiary of Transact Technologies Inc., (NASDAQ-TACT), to produce components for a new generation of high speed printers. ExpressTool will utilize several of its proprietary technologies in rapid tooling to assist in the acceleration of Magnetec's(R) product introduction. ExpressTool is building molds, using its proprietary processes, for a number of Fortune 500 industrial companies. Its technical capabilities allow molds, mold cavities and other types of tools to be made more rapidly than is possible with traditional methods. It has been found that the ExpressTool's molds permit more rapid molding cycles than conventional tools, a major benefit for the user. The technology was developed over the last few years under a collaborative R&D agreement with a major industrial company. Laser Fare has exclusive rights to the technology for all industries other than the markets its industrial partner competes in. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with established infrastructure and business base.

Advanced Technology Group

      During the third quarter ending September 30, 1997, Laser Fare's Advanced Technology Group, ("ATG"), continued work on a $500,000 follow-on contract with the United States Air Force/Phillips Laboratory, Kirtland AFB, New Mexico. The contract is focusing on the commercialization of high power diode lasers for direct materials processing applications. A major part of this Phase II Small Business Technology Transfer (STTR) program involves the transfer and commercialization of high power, high brightness diode laser technology, jointly developed by Laser Fare and the A. F. Yoffe Technical Institute, St. Petersburg, Russia. Work on this contract is progressing on schedule and may lead to the introduction of high power, high brightness lasers in a wide range of commercial applications including marking, micro-welding, micro-machining, desktop machining and rapid prototyping. This work is also providing the Advanced Technology Group with increasing access to novel solid state laser technology within the Commonwealth of Independent States (former Soviet Union). During the period, the Advanced Technology Group entered into a six month phase one contractual relationship with Molecular Geodesics Inc. ("MGI"), of Cambridge, MA. MGI was awarded a $6.4 million Defense Advanced Research Project Administration (DARPA) contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will use rapid prototyping techniques to fabricate structures for these "bioskins". Under this phase I contract, ATG will receive $5,000 a month for its services, and also received ten thousand stock options in MGI.

Spectra Science

      Infinite Machines owns 2.9 million shares of Spectra Science stock and is the largest shareholder in this development stage company. Spectra Science was created to commercialize technology licensed from Brown University on an exclusive worldwide basis. The LaserPaint(TM) technology allows common, disordered materials to be generators of laser light. Spectra is currently focusing its efforts on three areas: Photodynamic Therapy (PDT); Identification and Coding; and Document Security. In PDT, which is emerging as a treatment modality for a number of cancers, the LaserPaint(TM) technology addresses the industry's need for a tunable, low cost and disposable excitation source of laser light. Spectra Science received positive results from a first round of invivo tests performed at the Ontario Cancer Institute. The tests were aimed at comparing the efficacy of Spectra's low-cost disposable light source with a costly, high-maintenance dye laser now used in photodynamic therapy with the only FDA approved product.

In the area of coding, Spectra has developed a nylon thread-based label to be used in conjunction with LaserPaint(TM) for the rental garment and linen industry. Spectra successfully debuted its patented laser thread identification system at the "Clean Show '97", the biennial meeting of the World Educational Congress for Laundering and Drycleaning, in Las Vegas, Nevada. Spectra's breakthrough technology is the solution to an annual billion-dollar problem in both the textile rental and industrial linen industries. Attendees included linen and garment manufacturers and distributors as well as institutional and industrial users and launderers. Significant orders are anticipated in 1998.

Document security processes using LaserPaint(TM) technology have resulted in Spectra Science signing a licensing and Research & Development agreement with Crane & Company Inc., which manufacturers U. S. currency paper.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities and through the October 1993 public offering of its common stock. From inception, through September 30, 1997, an aggregate of approximately $17.0 million, net of expenses, has been provided by debt and equity offerings. As of September 30, 1997 the Company has cash, cash equivalents and marketable securities totaling approximately $1,411,680 available for its working capital needs and planned capital asset expenditures.

      While revenues were realized in the nine months ending September 30, 1997, the majority of revenues were attributed to Laser Fare. While improved revenue is anticipated by the Company, and expense containment measures continue to be implemented, management is nonetheless pursuing other strategies for raising additional capital through debt and equity transactions.

      The Company continues to pursue alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application for available governmental funds in the form of interest subsidized financing. Management estimates that a total of $3.0 million in funds would satisfy its cash requirements for the next 18 months. Based upon management's current estimates, these funds would be applied to fund continued ExpressTool expansion and for general working capital purposes, including marketing efforts of the Company's technologies. There is no assurance, however, that management will be successful in raising all or part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Effective September 19, 1997, the Company's voting interest in Spectra Science was reduced below fifty percent. Prior to this time, the Company's financial statements were prepared on a consolidated basis which included Spectra Science as a subsidiary. Effective with this change in interest, the operating results of Spectra Science will be reported on the Company's financial statements under the equity accounting method. All comparative financial information has been restated to reflect this change in reporting entity. There is no effect on net income or earning per share for the current or any prior periods due to this change.

      Consolidated revenues for the three months ended September 30, 1997 were $1,361,741 and consisted primarily of Laser Fare sales. Cost of sales totaled $817,216, and a gross profit of $544,216 was realized for the quarter. Consolidated revenues for the three months ended September 30, 1996 were $1,141,026 consisting solely of laser division sales. Cost of sales totaled $838,461, and a gross profit of $302,565 was realized for the three months ended September 30, 1996.

      Operating expenses for the three months ended September 30, 1997 were $32,058 as compared to $71,830 for the third quarter of 1996. This decrease was a result of the Company's costs reduction activities. Research and Development expenses were $189,785 for the three months ended September 30, 1997. There was no Research and Development expenses during the third quarter of 1996. The research and development expenses during the third period of 1997 are for efforts in the Company's ExpressTool subsidiary.

      General and administrative expenses were $391,173 for the three months ended September 30, 1997 as compared to $259,967 for the third quarter of 1996. The increase of $131,206 was primarily due to the ExpressTool subsidiary. Selling expenses were $111,626 for the quarter ended September 30, 1997, as compared to $127,631 for the third quarter of 1996.

      Depreciation and amortization expenses totaled $244,847 for the third quarter of 1997, as compared to $285,690 for the third quarter of 1996. Decreased depreciation and amortization expense from the third quarter of 1996, resulted primarily from the larger amortization expense related to deferred debenture costs exercised during the third quarter of 1996 as compared to 1997.

      Interest expense during the third quarter ended September 30, 1997 was $101,493 as compared to $1,406,060 for the third quarter of 1996. The decrease of $1,304,567 was due to the reduction in interest expense related to discounts attributed to the beneficial conversion feature of convertible debentures for the prior period. The Company's share of equity in loss of unconsolidated subsidiary was $276,251 as compared to $222,863 for the third quarter of 1996. Loss due to issuance of stock by unconsolidated subsidiary was $62,341 as compared to zero in the third quarter of 1996. Interest and other income for the third quarter of 1997 was $33,260.

      The Company has a consolidated net loss of $831,789 for the three months ended September 30, 1997, as compared to the net loss of $2,076,940 for the three months ended September 30, 1996. The decrease in net loss is primarily attributed to the reduction in interest expense related to discounts attributed to the beneficial conversion of convertible debentures for prior periods.

        Nine Months Ended September 30, 1997 Compared to the Nine Months
                            Ended September 30, 1996

      Consolidated revenues for the nine months ended September 30, 1997 were $4,056,124 and consisted primarily of Laser Fare sales. Cost of sales totaled $2,370,260, and a gross profit of $1,685,864 was realized for the period. For the nine months ended September 30, 1996, sales totaled $3,735,618 and consisted solely of laser division sales. Consolidated cost of sales were $2,461,875 for the first nine months of 1996 and the Company realized a gross profit of $1,273,743 for that period.

      Operating expenses decreased from $127,047 during the first nine months of 1996, to $91,981 for the first nine months of 1997. Research and development expenses were $660,072 during the first nine months of 1997 as compared to zero for the nine months ended September 30, 1996. The expenses during the nine months of 1997 are from efforts in the Company's ExpressTool subsidiary.

      General and administration expenses increased to $1,095,971 for the nine months ended September 30, 1997 from $948,164 for the nine months ended September 30, 1996. The increase of $147,807 was primarily due to the ExpressTool subsidiary. Selling expenses were $382,302 for the first nine months of 1997 as compared to $377,015 for the first nine months of 1996.

      Depreciation and amortization expenses totaled $569,274 for the first nine months of 1997 compared to $590,950 for the first nine months of 1996.

      Interest expense was $707,279 for the nine month period ended September 30, 1997 and $1,639,598 during the nine month periods ended September 30, 1997 and 1996, respectively. The decrease in interest expense of $932,319 was due to the reduction of discount attributable to the beneficial conversion feature of the convertible debentures in the amount of $406,549 for the nine months ended September 30, 1997 compared to $392,555 for the nine month period ended September 30, 1996. The Company's share in equity in net loss of unconsolidated subsidiary was $1,008,043 for the nine month period ended September 30, 1997, as compared to $222,863 for the nine months ended September 30, 1996. The increase in net loss was from Spectra Science, which commenced operations in August, 1996. Loss due to issuance of stock by unconsolidated subsidiary was $62,341 as compared to zero for nine months ended September 30, 1996.

      The Company had a consolidated net loss of $2,818,012 for the nine months ended September 30, 1997, as compared to a net loss of $2,600,418 during the nine months ended September 30, 1996. The increase in net loss was primarily due to equity in loss of unconsolidated subsidiary, which was approximately $785,000 higher during the nine months ended September 30, 1997, as well as operations of ExpressTool with recognized operating loss of approximately $677,000, offset by reductions in interest expense related to recognition of the discount attributable to the beneficial conversion feature of the convertible debentures which was approximately $987,000 higher during the nine months ended September 30, 1997, as well as improvement in the operating results of Laser Fare during 1997.

Part II - Other Information

Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 7, 1997                                INFINITE MACHINES CORP.

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