Form 10KSB
period 1997-12-31
INFINITE GROUP INC
filed 1998-03-30
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
      (Mark One)
      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            52-1490422
--------------------------------                        -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 2364 Post Road, Warwick RI                                      02886
------------------------------                             -----------------
    (Address of principal                                      (Zip Code)
      executive offices)


Issuer's telephone number                                   (401) 738-5777
                                                           -----------------

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange on which
 Title of each class                                      registered
---------------------                         --------------------------------
        None                                                None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)
                         Common Stock Purchase Warrants
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|    No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

   The issuer's revenues for the year ended December 31, 1997 were $5,448,575.

      As of March 13, 1998 there were 12,616,483 of outstanding shares of common stock, par value $0.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 13, 1998, based on the average bid and asked price on such date was approximately $16.6 million. The foregoing calculation assumes that only officers and directors of the registrant were affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None

      Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risk and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economics, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as the representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                     General

      Infinite Group, Inc, formerly known as Infinite Machines Corp. (the "Company" or IGI") does business in the fields of laser material processing, advanced manufacturing methods and laser-application technology. IGI's wholly owned operating subsidiary Laser Fare, Inc., has two divisions, the Advance Technology Group ("ATG"), engaged in contract research and development, and ExpressTool, ("ExpressTool"), which was created to exploit new rapid tooling technology. The Company is also the largest shareholder of Spectra Science Corp. ("Spectra Science"), which was formed in August 1996.

HGG Laser Fare, Inc.

      Laser Fare was a pioneer in the laser material processing business and has participated significantly in the development of the industry. Many laser processing techniques were first developed at Laser Fare. Key staff members and Laser Fare itself are well known and highly regarded within the industry. Laser machining and welding were first used in industry in the early 1980's, mostly in the scientific and aerospace communities. Since that time capabilities have increased and awareness of the cost effectiveness of the process has become more widespread, increasing the market size. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric Corporation, United Technologies Corporation, Allied Signal Corporation, Polaroid, Stryker Medical Corp. and Center Laboratories.

      While Laser Fare is primarily engaged in contract laser material processing such as laser machining, welding, engraving and marking, Laser Fare also is actively involved in developing new applications for industrial lasers. Laser Fare has 19 high powered laser machining stations which are used to perform a wide variety of manufacturing processes and are capable of laser operations requiring four and five-axis manipulation. Work done includes, but is not limited to, welding and drilling of gas turbine blade assemblies (Laser Fare is certified by major gas turbine producers and also by the FAA for repairs of gas turbine engine components), welding of automotive gear sets, welding of cutters used for arthroscopic surgery, cutting of lenses for sunglasses and engraving on decorative industrial and medical components. Laser Fare also provides a variety of value-add services that include assembly, heat treating, coating, testing, and inspection. On October 23, 1997, Laser Fare was awarded a two-year contract in excess of $5 million by Dey Laboratories to manufacture and supply for retail and hospital customers, Astech Peak Flow Meters, which measures lung capacity for asthma patients.

      New laser machines were acquired and others upgraded during 1997 providing Laser Fare with sufficient equipment to support planned near-term requirements as well as expand the scope of services it provides to existing and new customers.

      Laser Fare operates in a modern industrial building of 17,000 square feet in Smithfield, Rhode Island under a capital lease agreement with the Rhode Island Industrial Board. Laser Fare leases 8,000 additional square feet of manufacturing space in an adjacent building. An additional 5000 square feet of facilities are being planned for 1998 to increase operating capacity.

      Laser Fare competes with a number of small, mostly privately owned, businesses and in some cases, with laser processing organizations internal to customer organizations. Laser Fare competes based upon the quality of its services, delivery performance, technical capability and sensitivity to its customers needs.

      Laser Fare's sales volume has been increasing and management expects this trend to continue however there is no assurance that this will occur.

Advanced Technology Group

      Advanced Technology Group, ("ATG"), was created to take advantage of the technical know-how of Laser Fare in the application of lasers toward solution of industrial requirements. Since its inception in 1993, ATG has been performing contract research and development for industrial customers.

      As a result of a program funded by a major toy manufacturer that was successfully completed in 1996, ATG developed practical methods to reduce the time and expense required to build molds for plastic injection molding. Two processes were developed to build new production quality molds in significantly less time than current industry procedures. The major toy manufacturer is now using one of the methods to build production molds. As part of ATG's contract, ATG gained exclusive rights to all technology developed under the contract for use in all fields other than toys, games and infant furniture. ExpressTool was created to exploit these technologies.

      During the second quarter of 1997, ATG was awarded a $500,000 follow-on contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico. This contract focuses on the continued development of direct materials processing applications and the commercialization of novel high power, high-brightness Laser diode technology, jointly developed by Laser Fare and the
A. F. Joffe Technical Institute, St. of Petersburg, Russia. The grant will enable Laser Fare to complete the commercialization of new high brightness diode technology for a variety of applications such as marking, mirco-welding, micro-machining and desktop rapid prototyping and machining. This work is also providing ATG with increasing access to solid state laser technology within the Commonwealth of Independent States (the former Soviet Union). During the third quarter of 1997, ATG entered into a six-month phase I contract with Molecular Geodesics Inc. ("MGI"), of Cambridge, MA. MGI was awarded a $6.4 million Defense Advanced Research Project Administration (DARPA) contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will use rapid prototyping techniques to fabricate structures for these "bioskins". Under the phase I contract, ATG will receive $5,000 per month for its services, and received options to acquire 10,000 shares of MGI Common Stock.

      ATG is also involved in several smaller early stage programs.

ExpressTool

      ExpressTool was formed to commercialize proprietary technology which permits molds for plastic injection moldings to be more productive than molds made by conventional techniques. In October 1997, ExpressTool was awarded a contract in excess of $450,000 by Magnetec(R) Corporation, a wholly owned subsidiary of Transact Technologies Inc., (NASDAQ-TACT), to produce components for a new generation of high speed printers. ExpressTool has utilized several of its proprietary technologies in rapid tooling to assist in the acceleration of Magnetec's(R) product introduction. ExpressTool is building molds, using its proprietary processes, for a number of Fortune 500 industrial companies. Its technical capabilities allow molds, mold cavities and other types of tools to be made more rapidly than is possible with traditional methods. It has been found that ExpressTool's molds, incorporating proprietary cooling techniques, permit more rapid molding cycles than conventional tools, a major benefit for the industrial user. This rapid tooling technology was developed over the last few years under a collaborative research and development agreement with a major industrial company. Laser Fare has exclusive rights to the technology for all industries other than the markets its industrial partner competes in. Management has been searching for organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base. These efforts have resulted in the establishment of a responsive network of competencies, either owned or strategically aligned, which allows ExpressTool to participate in projects having a wide range of scope and complexity. This planned outcome is the foundation and platform for ExpressTool growth. It is anticipated that sales revenues in 1998 will increase rapidly with further customer acceptance, but there is no assurance these results will occur.

Spectra Science Corp.

      The Company owns 2.9 million shares of Spectra Science Corp. ("SSC" or Spectra") stock and is its largest shareholder. Spectra was created in August 1996 to commercialize technologies licensed from Brown University on an exclusive worldwide basis. One of these technologies, LaserPaint(TM), technology allows common, disordered materials to be generators of laser light. Spectra currently has specific product development programs in three major areas, these are: medical and pharmaceutical, display, and identification anti-counterfeiting technologies. Within each of these broad areas are a number of specific markets with products in various stages of development.

      In the medical and pharmaceutical area, Spectra has created a number of products and product opportunities, which are leveraged off the LaserPaint(TM) technology. Spectra has developed a functional optical excitation platform for the photodynamic therapy of external conditions such as psoriasis, Kaposi sarcoma, acne, and some skin cancers. This wavelength versatile system, which uses disposable plastic LaserPaint(TM) disks, has been validated with three major drugs using in-viro trials at both the Ontario Cancer Institute and the Long Island Jewish Medical Center. Currently Spectra is examining the possibility of a catheter-based device to target the FDA approval procedures for esophageal cancer and Barret's esophagus.

      In the area of displays, Spectra has adopted the strategy of only developing products through external funding. This approach has to date been successful and has attracted nearly $1 million of funding from state and federal sources. Most recently, Spectra was awarded a Samuel Slater Award for $100,000 to continue the development of a Digital Laser Projection Display with Brown University.

      The area of identification technology represents a significant number of separate commercial opportunities, many of which share a common product development plan. The identification anti-counterfeiting technology area is comprised of two distinct areas of functionality, product authentication and coding. In the product authentication segment, Spectra is developing products which authenticate items including luxury cosmetics, apparel and bank notes. Spectra has developed with its R&D partner, Alkahn Labels Inc., a woven label containing LaserThread(TM) for use with high-end apparel such as cravats and scarves. In addition, Spectra has developed identification prototype programs using LaserPaint(TM) a number of highly counterfeited products such as lipstick and toys. These products and the complimentary reader devices are currently being introduced to a number of luxury product manufacturers in France. On a parallel track, Spectra is in discussions with Thomas de la Rue, the world's largest security printer regarding a joint venture and licensing opportunity in this area.

      In the area of secure document authentication, Spectra is working with Crane & Co. to persuade the U. S. Bureau of Engraving and Printing and the U. S. Federal Reserve Bank to adopt LaserPaint(TM) technology as a high level covert machine readable feature for U. S. currency. Since Spectra's entry into a license agreement with Crane, a great deal of progress towards this end has been made. LaserPaint(TM) technology is currently positioned among three other alternatives for adoption in late 1998.

      Product development in the coding technology area has focused on two major areas, textile identification and combinatorial chemistry. In the area of textile identification, Spectra internally developed reader systems as well as focused on product development through strategic partnerships. Spectra has recently entered into an agreement with Lavatec Inc., a leading supplier of laundry equipment to the textile rental industry worldwide. Lavatec has a world-recognized expertise in material handling systems and has agreed to internally fund a critical component of Spectra's textile classification system. In addition, Spectra has formalized an agreement with General Linen and Uniform of Detroit, Michigan to act as a beta-site for the system. General Linen and Uniform as a well recognized rental textile operation with high visibility in the U.S., is an ideal platform to help Spectra communicate the documented performance of the system to the rental industry.

      In order to both control the R&D process of incorporating LaserPaint(TM) in napery and garments, as well as commercially benefit on another side of the commercial flow, Spectra acquired a textile product manufacturing division in late November 1997. This division known as Millennium Textiles, and it is based in Bremen, GA. Beginning in the third quarter of 1997, all Millennium Textile products will incorporate LaserThread(TM) in anticipation of the completion of the sorting system by year-end.

      In the area of combinatorial chemistry, Spectra has recognized the potential use of LaserPaint(TM) technology for coding solid state supports used for small molecule synthesis. By providing as many as 100,000 codes with unique numbers which can be rapidly and accurately read in fluid environments, LaserPaint(TM) technology can be used with well know mix and split techniques to greatly accelerate the parallel synthesis of lead drug compounds. Spectra is currently in licensing negotiations with a leader in combinatorial chemistry, regarding the development of such a system. Should a deal not be consummated in the near future, Spectra will consider other partners, or moving the technology independently and vertically as it has with its PDT effort.

                                    Employees

      As of December 31, 1997, the Company had 90 full-time employees, including three executive officers. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its businesses will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

      Infinite Group leases approximately 5,700 square feet of office & laboratory space in Warwick, RI for its corporate offices and its ExpressTool subsidiary for a term ending in July 1998. The annual rent for the premises is $68,400. Due to the expansion of ExpressTool operations, the Company plans to exercise the "First Option Term" covering the period from August 1, 1998 through July 31, 2001. The annual rent for the extension term will be $79,800. Consequently, corporate has entered into a new five-year lease of approximately 2,223 square feet for its corporate offices for a term starting March 1, 1998 and ending March 2002. The fixed annual rent for the premises is $31,122 for the first year, $33,342 for the second and third years and $35,568 for the fourth and fifth years.

      Laser Fare acquired certain equipment and an operations facility with approximately 17,000 square feet located in Smithfield, Rhode Island, under a capital lease obligation. The interest rate on the underlying Industrial Revenue Bond ranges from 6.0% to 7.25%. Combined annual payments of principal and interest are approximately $115,200 during the first ten years of the lease and $55,200 per year thereafter through June 2012. In addition, as of June 1996, Laser Fare began renting an additional 8,000 square feet of manufacturing space at rental rate of $2200 per month. Due to increased demand, an additional 5,000 square feet will be needed in the near future. The Company believes that such space will be available on terms acceptable to it.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material, threatened or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 12, 1997, the Company held its 1997 Annual Meeting of Stockholders pursuant to notice. At such meeting, the following directors were elected to hold such office until the 1998 Annual Meeting of Stockholders or until their successors are duly elected and qualified: Clifford G. Brockmyre, Carle C. Conway, Robert J. Sherwood and Michael S. Smith (receiving 11,957,729 votes in favor, with 62,272 votes opposed and 6,900 abstentions) Further, the Company's 1997 Stock Option Plan was approved (11,540,184 votes in favor, 450,331 votes opposed and 39,590 abstentions) and the appointment of Freed Maxick, Sachs & Murphy, P. C. as the company's auditors for the 1997 fiscal year was ratified (11,859,994 votes in favor, 140,807 votes opposed and 26,100 abstentions).

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

COMMON STOCK                                       High               Low
-------------------------------               ----------------  ----------------
         1996
    First Quarter                                  3 3/4             2 /16
    Second Quarter                                6 5/16             3 3/8
    Third Quarter                                  3 1/8            2 1/16
    Fourth Quarter                               1 15/16            1 3/16

         1997
    First Quarter                                 2 1/16            1 9/16
    Second Quarter                                 2 1/8             1 7/8
    Third Quarter                                1 11/16            1 3/16
    Fourth Quarter                               1 15/16             21/32

Common Stock Purchase Warrants
-------------------------------
         1996
    First Quarter                                   5/16              3/16
    Second Quarter                                1 1/16               3/8
    Third Quarter                                    1/2               1/4
    Fourth Quarter                                   1/2               1/4

         1997
    First Quarter                                   9/32               1/8
    Second Quarter                                 13/32              3/32
    Third Quarter                                   9/16               3/8
    Fourth Quarter                                   1/4              1/32

      As of March 13, 1998, the closing bid price for the Company's Common Stock and Warrants, as reported by NASDAQ, was $1.31 and $0.125 respectively. As of March 13, 1998, the Company had approximately 112 stockholders and 33 warrant holders of record, respectively.

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

                                     PART II

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

      Infinite Group, Inc. (formerly known as Infinite Machines Corp.) (the "Company" or IGI") does business in the fields of laser material processing, advanced manufacturing methods and laser-application technology. IGI's wholly owned operating subsidiary Laser Fare has two divisions, Advance Technology Group ("ATG"), engaged in contract research and development, and ExpressTool, (ExpressTool"), created to exploit new rapid tooling technology. The Company is also the largest shareholder of Spectra Science Corp. ("Spectra"), which was formed in August 1996.

      During 1997, the Company's ownership interest in Spectra decreased from 66% at December 31, 1996 to 34% at December 31, 1997. (See Notes 2 and 5 --Notes to Consolidated Financial Statements.) As a result of this decrease in ownership interest, Infinite retroactively applied the equity method for accounting to its investment in Spectra as of January 1, 1997. The financial position and results of operations of Spectra as of and for the year ended December 31, 1996 were consolidated with the Company. These financial statements have not been restated to apply the equity method. Had the equity method of accounting been retroactively applied to 1996, there would have been no impact on the Company's net loss and loss per share. At December 31, 1996, Spectra's financial condition reflected working capital of approximately $772,000 and stockholders' equity of approximately $2,672,600, of which Infinite owned approximately 66%. As a result of the foregoing, the following discussions of liquidity and capital resources and comparison of the year ended December 31, 1997 have been presented separately for Infinite Group (excluding Spectra) and Spectra.

      Prior to December 31, 1995, the Company's principal business operations involved the development of a rotary engine for marine recreational applications. Such operations were discontinued as of December 31, 1995 as a result of inadequate demand for such products. See, "Note 1 - Notes to Consolidated Financial Statements."

General

Laser Fare

      Laser Fare operations continue to be profitable on a stand-alone basis. While primarily engaged in contract laser material processing, Laser Fare develops new applications for industrial lasers. The facilities 18 high powered lasers are capable of performing a wide variety of manufacturing processes and is capable of laser operations requiring four and five-axis manipulation.

      Approximately 75 percent of Laser Fare's sales comes from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid and Stryker Medical. Laser Fare also provides a variety of value-added services, that include assembly, heat treating, coating, testing, and inspection. In October 1997, Laser Fare was awarded a two-year contract in excess of $5 million by Dey Laboratories to manufacture and supply for retail and hospital customers, Astech Peak Flow Meters which measure lung capacity for asthma patients. Laser Fare's facilities and equipment can support near term demands but will require approximately 5,000 additional square feet of space to accommodate anticipated new demand, as well as expand the scope of services it provides to existing and new customers.

Advanced Technology Group

      As discussed in the Business section, the Advanced Technology Group is continuing work on a follow-on Phase II contract with the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico. This contract is focusing on the commercialization of high power diode lasers for direct material processing applications. Work is progressing on schedule and may lead to the introduction of high power, high brightness lasers in a wide range of commercial applications including marking, micro-welding, micro-machining, desktop machining and rapid prototyping. This work is also providing ATG with increasing access to solid state laser technology within the Commonwealth of Independent States (former Soviet Union). Additionally, ATG entered into a six month Phase I contractual relationship with Molecular Geodesics Inc. ("MGI"), of Cambridge, MA. MGI was awarded a $6.4 million Defense Advanced Research Project Administration (DARPA) contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will use ExpressTool's rapid prototyping techniques to fabricate structures for these "bioskins". Under this Phase I contract, ATG will receive $5,000 a month for six months for its services, and received options to acquire 10,000 shares of MGI Common Stock.

ExpressTool

      ExpressTool was formed to commercialize proprietary technology which permits molds for plastic injection moldings to be more productive than molds made by conventional techniques. Most manufacturers are striving to reduce the time required to bring new products to market for competitive reasons. Building molds and other tools in many instances requires half or more of the total new product development cycle. Therefore building tools more rapidly is much sought after. In October 1997, ExpressTool was awarded a contract in excess of $450,000 by Magnetec(R) Corporation, a wholly owned subsidiary of Transact Technologies Inc., (NASDAQ-TACT), to produce components for a new generation of high speed printers. ExpressTool will utilize several of its proprietary technologies in rapid tooling to assist in the acceleration of Magnetec's(R) product introduction. Additionally, ExpressTool is building molds using its proprietary processes for a number of Fortune 500 industrial companies. ExpressTool's molds have been found to permit more rapid molding cycles than conventional tools, a major benefit for the user. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with established infrastructure and business base.

Spectra Science Corp.

      Spectra was created to commercialize LaserPaint(TM) technology licensed from Brown University on an exclusive worldwide basis. LaserPaint(TM) technology allows common disordered materials to be generators of laser light. Infinite Group owns 2.9 million shares of Spectra stock and is the largest shareholder of this company.

      Spectra currently has specific product development programs in three major areas. These are: medical and pharmaceutical, display, and identification anti-counterfeiting technologies.

      In the medical and pharmaceutical area, Spectra has developed a functional optical excitation platform for the photodynamic therapy of external conditions such as psoriasis, Kaposi sarcoma, acne, and some skin cancers. This wavelength versatile system, which uses disposable plastic LaserPaint(TM) disks, has been validated with three major drugs using in-vivo trials at both the Ontario Cancer Institute as well as the Long Island Jewish Medical Center. Spectra currently is examining the possibility of a catheter-based device to target the FDA approval procedures for esophageal cancer and Barret's esophagus.

      In the area of displays, Spectra has decided on only developing products with external funding. To date, Spectra has attracted nearly $1 million of funding from state and federal sources. Most recently, Spectra was awarded a Samuel Slater Award for $100,000 to continue its development of Digital Laser Projection Display with Brown University. This funding, as well as widespread visibility of the technologies through invited seminars and external press, will assist in the product incubation process, as well as increase the chances of attracting a corporate partner to join in specific display product development.

      The identification technology opportunity splits out into two distinct areas of functionality, product authentication and coding. The product authentication segment is developing products which authenticate items for luxury cosmetics, apparel and banknotes. Spectra has developed with its R&D partner, Alkahn Labels Inc., a woven label containing LaserThread(TM) for use with high-end apparel. Additionally, Spectra has prototyped a number of highly counterfeited products, such as lipstick containers and toys out of Laser Paint(TM) materials. These prototype products have been introduced to a number of luxury product manufactures in France. In the area of secure documents, Spectra continues to work with Crane &: Co. to convince the U. S. Bureau of Engraving and Printing and the U. S. Federal Reserve Bank to adopt LaserPaint(TM) technology as a high level convert machine readable feature for
U. S. currency. On a parallel track, Spectra is in discussions with Thomas de la Rue, the world's largest security printer, regarding a joint venture and licensing opportunity in this area.

      In the area of textile identification, Spectra has internally developed reader systems as well as focused on product development through strategic partnerships. Spectra recently entered into an agreement with Lavatec Inc., who is a leading supplier of laundry equipment to the textile rental industry, whose expertise in material handling systems has worldwide recognition. Lavatec will fund a critical component of Spectra's textile classification system. In addition, Spectra also formalized an agreement with General Linen and Uniform of Detroit, Michigan to act as a beta-site for Spectra's textile classification system. General Linen and Uniform being well recognized in the rental textile with high visibility in the U. S. is an ideal platform to help Spectra communicate the documented performance of the system to the rental industry.

Liquidity

      Infinite Group

      Infinite Group has several projects which may result in near term increases in orders. To fulfill substantially increased orders additional financing for facilities, equipment purchases and increased working capital will be required. The Company is currently pursuing various approaches for funding these potential requirements.

      In 1996 the Company completed a financing through the sale of $4,000,000 of Subordinated Convertible Debentures. The Debentures bore interest at the rate of 6% per annum. The Debentures were convertible into Shares at a conversion price equal to 75% of the average closing bid price of the Shares on the five trading days preceding conversion. Through December 31, 1997, such Debentures had been converted into 3,040,035 shares. In February 1997, the Company completed financing through the sale of $1,100,000 of Subordinated Convertible Debentures. The Debentures bore interest at the rate of 6% per annum. The Debentures were convertible into Shares at a conversion price equal to 73% of the average closing bid price of the Shares on the five trading days preceding conversion. Through December 31, 1997, such debentures had been converted into 1,109,744 shares.

      In addition, through 1997, certain Company shareholders and others have provided funding through convertible promissory notes totaling $1,110,605. As of December 29, 1997, $140,000 of principal amount had been converted into 150,433 shares. Subsequent to December 31, 1997, an additional $900,605 of principal amount was converted into 900,605 shares.

      At the present time, the Company has minimal working capital and its continued operation as a going concern is dependent on improving the operating performance of its operating subsidiary, HGG Laser Fare, Inc., commercialization of the technology being developed and marketed by ExpressTool, Inc., continued control in general and administrative costs, and raising additional debt and/or equity capitol. Management is working to achieve these objectives; however, there are no assurances that such efforts will be sufficiently successful to enable the continued operation of the Company as a going concern.

      Spectra Science

      Spectra is currently involved in research and development projects which will require substantial working capital to commercialize resultant technology.

      During 1997, Spectra issued 881,000 shares of Series A preferred stock, 1,653,665 shares of Series B preferred stock, and 1,777,778 shares of Series C preferred stock for aggregate consideration of $7,125,478, net of issuance costs. At December 31, 1997, Spectra has approximately $5.4 million in cash available to be used in its operation.

LIQUIDITY AND CAPITAL RESOURCES

      Infinite Group

      The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October, 1993 public offering of its common stock. Since its inception to December 31, 1996, an aggregate of approximately $15 million, net of expenses, has been provided by debt and equity offerings. As of December 31, 1997, the Company had cash, cash equivalents and marketable debt securities totaling approximately $541,653 available for its working capital needs and planned capital asset expenditures.

      While revenues were realized in fiscal 1997 on a consolidated basis, the majority of revenues were attributed to Laser Fare. Although improved revenue are being realized by the Company and expense containment measures have and will continue to be implemented, management is, nonetheless, pursuing several alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application has been made for available governmental funds in the form of interest subsidized financing. Management believes that a total of $2.5 million of funds would satisfy all of its cash requirements for the next eighteen months. There is no assurance, however, that management will be successful in raising all or a part of this amount at satisfactory terms and that it will be sufficient to fund operations and scheduled debt repayment.

      Spectra Science

      Spectra has financed its product development activities through a series of private placements of preferred stock. Since its inception in August 1996, through December 31, 1997, Spectra has been capitalized by a series of equity offerings totaling approximately $10,420,000, net of offering costs. Although commercialization of its optically-based technologies currently in development including identification technologies, display technology and photomedicine is anticipated during 1998, there will be expenditures required to continue research and development activities. However, there is no assurance that significant commercialization of any of the technologies will occur in 1998. At December 31, 1997, Spectra had cash and cash equivalents of approximately $5,421,000, which Spectra's management feels will meet all of the funding requirements through 1998, however Spectra will continue to pursue financing through additional private placement of preferred stock.

RESULTS OF OPERATIONS

Industry Segments

HGG Laser Fare, Inc.

      Revenues from the contract machining and advance technology consulting services for the year ended December 31, 1997 were approximately $5,335,446 and provided a gross profit for the period of approximately $2,037,400.

ExpressTool

      Revenues from initial molds produced using its proprietary processes for the year ended December 31, 1997 were approximately $113,130 and provided a gross profit of $34,822.

Rotary Engine Development

      The Company suspended operations of its rotary engine business in September 1995 due to continuing delays in the EPA's implementation of proposed marine engine emission regulations. There was no revenue in 1996 and this segment produced operating losses of $96,000 and $2,736,000 during 1996 and 1995, respectively.

                          Comparison of the Years Ended
                           December 31, 1997 and 1996

INFINITE GROUP

      In 1997, consolidated revenues were $5,448,575 on cost of sales of $3,376,353 resulting in a gross profit in the amount of $2,072,222. Revenues and gross profit for the prior period were $5,080,207and $1,922,904, respectively.

      Research and development expenses increased during 1997 to $770,758 from $125,354 in 1996, or an increase of $645,404 or 615%. The increase is attributed to the Company's ExpressTool subsidiary's continued investment in rapid tooling technology, research and development.

      General and administrative expenses decreased to $1,820,663 in 1997 from $2,113,655 in 1996, a decrease of $292,992 or 14%. The decrease is primarily attributed to the reduction of litigation legal expense and continued cost reduction by management.

      Selling expenses of $470,723 in 1997 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expenses of $511,208 in 1996 were primarily attributed to similar activities at Laser Fare.

      For the year ended December 31, 1997, depreciation and amortization costs were $741,712 as compared to $1,006,784 for 1996. Amortization of deferred financing costs provided approximately $187,000 of the costs as compared to $528,000 in 1996. Amortization of purchased technology and goodwill totaled $49,426. The decrease resulted from a reduction in the amount of convertible debentures issued and related conversions to common stock in 1997 compared to 1996.

      Interest expense was $804,873 during 1997, as compared to $1,815,465 in 1996, an decrease of $1,010,592 or 56%. Included in interest expense is a charge for convertible debenture discounts in the amount of $406,849 for 1997 compared to $1,393,555 in 1996. The decrease in this component of interest expense is due to a decrease in the issuance of convertible debentures in 1997 compared to 1996 and a significantly reduced level of borrowings during 1997. Interest income of $39,154 in 1997, as compared to $91,517 in 1996, represents an decrease of $52,363 or 57.2%.

      Equity in loss of unconsolidated subsidiary, Spectra, was $1,958,520 in 1997, as compared to $504,105 in 1996. Spectra commenced operations in August 1996.

      All of these factors contributed to the net loss of $4,322,422 in 1997 as compared to the net loss of $4,693,531 in 1996.

SPECTRA SCIENCE

      Revenues were $618,188 in 1997, as compared to $46,959 in 1996. Cost of goods sold was $456,117 in 1997, compared to $39,178 in 1996. Gross profit was $162,071 in 1997 compared to $7,781 in 1996. The increase related to revenue, cost of goods sold and related gross profits is primarily attributed to the awarding of a SBIR Phase II contract related to the development of Digital Laser Projection Display with Brown University and licensing fees earned associated with its LaserPaint(TM) technologies.

      Research and development expense was $1,352,940 in 1997 as compared to $408,709 in 1996. General and administrative expenses were $1,278,465 in 1997 as compared to $264,260 in 1996. These increases are attributable to only four months of activity in 1996 compared to a full year in 1997. Spectra commenced operations in August 1996.

      Write-off of intangible expense was $426,667 in 1997, compared to $0 in 1996. The write-off was attributable to a determination by Spectra in 1997 that the carrying value of two of its patents became impaired as a result of the likelihood of decreased commercial application of the underlying technology.

      Interest income was $68,184 in 1997 compared to $10,663 in 1996. The increase was attributed to the capital raised as a result of the private placement of preferred stock in 1997.

      The above factors contributed to a net loss of $2,814,191 in 1997, compared to $621,455 in 1996.

                          Comparison of the Years Ended
                           December 31, 1996 and 1995

INFINITE GROUP (INCLUSIVE OF SPECTRA SCIENCE)

      In 1996, consolidated revenues were $5,127,166 on cost of sales of $3,163,621, and a gross profit in the amount of $1,963,545 was realized during the year. Revenues and gross profit for the prior year period were $5,052,366 and $1,970,466, respectively.

      Research and development expenses decreased during 1996 to $402,442 from $427,468 in 1995, or a decrease of $5.9%. The decrease resulted from the discontinuance of the Company's engine developmentactivities, offset by research and development expense primarily attributed to Spectra's investment in laser technology research and development.

      General and administrative expenses decreased to $2,369,718 in 1996 from $2,350,116 in 1995, a decrease of $19,602. The decrease is primarily attributed to continued cost reduction management

      Selling expenses of $511,208 in 1996 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expense of $435,605 in 1995 were primarily attributed to similar activities at Laser Fare.

      For the year ended December 31, 1996, depreciation and amortization costs were $1,179,462 as compared to $728,288 for 1995. This increase corresponds to the effects of increased capital expenditures of $51,174 in 1996, as well as the impact of machinery and equipment and purchased technology recognized as a result of the Spectra acquisition in 1996. Amortization of deferred financing costs provided approximately $528,000 of the costs as compared to $60,003 in 1995, which increase is attributed to the conversion of debt to common stock in 1996. Amortization of purchased technology during 1996 totaled $148,531.

      Interest expense was $1,815,465 during 1996, an increase of $1,265,916 from 1995. Included in interest expense is a charge for convertible debenture discounts in the amount of $393,533 for 1996, compared to $250,028 in 1995. The increase in this component of interest expense is due to an increase in the issuance of convertible debentures in 1996 as compared to 1995. Interest income of $102,180 in 1996 as compared to $34,231 in 1995 an increase of $67,949 over the 1995 period, was attributed to interest earned on the proceed from financing during the period.

      All of these factors contributed to the net loss of $4,693,531in 1996 as compared to the net loss of $3,101,787 in 1995.

Year 2000 Issues

      Management does not anticipate material costs, problems or uncertainties associated with the Year 2000 issue. The Company will rely upon third party vendors of the software used internally to become Year 2000 compliant.

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

      None

                                    PART III

                                   MANAGEMENT

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the names, ages and positions of the Company's directors and executive officers.

                                                                    Director or
           Name                Age              Position           Officer Since
---------------------------  --------  -------------------------  --------------
Carle C. Conway (2)            67      Chairman of the Board,           1986
                                       Director
Clifford G. Brockmyre          56      President and Chief              1994
                                       Executive Officer
Daniel T. Landi                55      Chief Financial and              1994
                                       Accounting Officer,
                                       Secretary
Robert J. Sherwood (1)(2)      53      Director                         1993
Michael S. Smith(1)(2)         43      Director                         1996

----------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

      Each Director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the will of the Board of Directors.

Background

      The principal occupations of each director and executive officer for at least the past five years are as follows:

      Carle C. Conway. Mr. Conway, the founder of the Company, has been its Chairman of the Board and a Director since its inception in 1986. Mr. Conway was the Chief Executive Officer of the Corporation through December 1997. From 1977 to mid 1992, Mr. Conway was the President of Eastern Molding International, a plastic molding company, which he founded in 1977 and sold in 1992. Prior to founding the Company, Mr. Conway served in various capacities with GTE from 1971 to 1977, including Vice President of GTE Information Systems, where he was responsible for nationwide data transmission services, and Vice President of Ultronic Systems Company, a subsidiary of GTE, where he managed a worldwide data network that provided real-time stock and commodity quotations to investment and stock brokerage firms. From 1953 to 1971, Mr. Conway held several positions with Aerojet-General Corporation, a manufacturer of rocket engines. Mr. Conway received a Bachelor of Science Degree in Mechanical Engineering from the Massachusetts Institute of Technology and holds approximately ten patents in the fields of rocket controls, hydraulic devices and plastic fabrication processes. He is a recipient of the Air Force Award of Excellence of Outstanding Management and the Air Force Ballistic Systems Division Award for Management.

      Robert J. Sherwood. Mr. Sherwood has been a Director of the Company since April, 1993. Since mid 1991, Mr. Sherwood is the President and Chief Executive Officer of Teneron Corporation, an internet based technology company. From 1991 through mid-1997, Mr. Sherwood was President of the Center for Business Innovation, an organization, which provides business services for high growth, technology-related companies. Mr. Sherwood received Bachelors and Masters degrees in environmental engineering from the University of Kansas and a Master degree in business from California State University. Mr. Sherwood is currently a member of the Advisory Board of Directors of the Block School of Business and Public Administration at the University of Missouri-Kansas City teaching courses on Venture Capital and Small Business Management and Entrepreneurship; a Price-Babson SEE-10 Fellow at Babson College in 1994; and the University of Missouri Presidents Technology appointee to the Mid-America Universities Association; was recently appointed a Distinguished Executive Lecturer at the University of Kansas; a member of the Advisory Board of The Capital Resource Network, an organization matching investors with early stage technology companies; a member of the Board of the Grant Thornton Business Council.

      Michael S. Smith. Mr. Smith was elected to the Board of Directors in 1995. He is the President and Chief Executive Officer of Micropub Systems International Inc., a brewery system manufacturer, and is a principal of International Capital and Management Inc., a merchant banking and venture capital firm. From October 1992 through January 1997, Mr. Smith was the Managing Director of Corporate Finance of H.J. Meyers & Co. (formerly known as Thomas James Associates, Inc.) and investment banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith serves on the Board of Directors of CSL Lighting Manufacturing, Inc. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

      Clifford G. Brockmyre. Mr. Brockmyre has been a director of the Company since October 1994, its President since October 1995 and its Chief Executive Officer since January 1998. He has been involved with manufacturing since 1966. For over 27 years, he has been involved in the tooling, machining and manufacturing industries throughout the country. He is a member of the Licensing Executive Society, a member of the faculty of Mohawk Research's Commercialization Programs of the Department of Energy and Los Alamos National Laboratory and was the 1992 Chairman of the 3000+ corporation member National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. Mr. Brockmyre was recently appointed by the Governor of Rhode Island to the State Economic Advisory Council.

      Daniel T. Landi. Mr. Landi has been the Company's Chief Financial Officer since August 1994 and its Secretary since October 1997. Prior thereto, from January 1993 to June 1994 he was the Chief Financial Officer of a privately held aerospace research and development company, with primary responsible for business and strategic plans, financial structuring, funding, as well as establishing an operating infrastructure for the company, including business and financial systems. From June 1991 through 1992, Mr. Landi was a principal of Focused Management Consulting Group, a firm concentrating on acquisitions, mergers, joint ventures and start-up operations, including private placements and initial public offerings. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems with his twenty-six years of progressive growth in overall business and senior financial management with IBM. Mr. Landi received a BS in Finance from Rider University and an MBA from the University of Connecticut.

Directors' Compensation

      Directors do not receive any cash consideration for serving as directors of the Company. All directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. In addition, pursuant to the Company's non-discretionary, non-employee directors' stock option plan, each non-employee director is entitled to receive options to purchase 2,500 shares of Common Stock upon becoming a director and at the end of each fiscal year during which he served as a director.

Indemnification

      The Company's Certificate of Incorporation includes a provision that eliminates or limits the personal financial liability of the Company's directors, except in situations where there has been a breach of the duty of loyalty, failure to act in good faith, engaging in intentional misconduct or knowingly violating the law. In addition, the Company's By-Laws include provisions indemnifying its officers and directors and other persons against pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be determined to not have acted in good faith, unlawfully or in the best interests of the Company. With respect to matters as to which the Company's officers and directors and others are determined to be liable for misconduct or negligence in the performance of their duties, the Company's By-Laws provide for indemnification only to the extent that the Company determines that such person acted in good faith and in a manner not opposed to the best interests of the Company. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, (the "Act") may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

      The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1997, 1996 and 1995, individual compensations for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer, and (2) the other most highly paid executive officers of the Company in Fiscal 1997 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                                       Long-Term
                                Annual Compensation   Compensation
                                --------------------  ------------
                                                       Securities
 Name and Principal                                    Underlying   All Other
      Position           Year    Actual    Deferred     Options    Compensation
----------------------  ------  ---------  ---------  ------------ ------------
Carle C. Conway(1)       1997   $150,000     --          17,308         --
   Chairman of Board     1996   $150,000     --            --           --
   and Chief Executive   1995   $150,000     --          75,000         --


Clifford G. Brockmyre(1) 1997   $175,000     --          20,192         --
   President and Chief   1996   $157,500    $75,000     300,000         --
   Operating Officer     1995   $140,000     --         115,000         --

Daniel T. Landi          1997   $110,000     --          11,538         --
   Chief Financial and   1996   $100,000     --            --           --
   Accounting Officer    1995   $72,000      --            --           --

----------
(1) Mr. Conway resigned as Chief Executive Officer, effective December 31, 1997 whereupon Mr. Brockmyre was appointed to such position.

Employment Agreements

      The Company has an employment agreement with Carle C. Conway, its former Chairman and Chief Executive Officer, for a term expiring on May 31, 1998, which provides for an annual base salary of $150,000 and various benefits. The agreement also provides, among other things, that, if Mr. Conway is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with the Company, divulging confidential information, dishonesty or misconduct detrimental to the Company or breach of material term of the agreement), the Company will pay to him a lump sum amount equal to the greater of $150,000 or the salary payable over the unexpired term of the employment agreement.

      The Company has an employment agreement with Clifford G. Brockmyre, its President and Chief Financial Officer, for a term expiring on June 30, 2000, which provides for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in the Company bonus plan and is eligible for other bonuses as determined in the sole direction of the Board of Directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with the Company, divulging confidential information, dishonesty or misconduct detrimental to the Company or breach of a material term of the agreement), the Company will pay to him a lump sum payment equal to the product of the sum of
(i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the Employment Term (as defined in the agreement) multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre in the event of his death or permanent disability.

      The Company has an employment agreement with Daniel T. Landi, its Chief Financial and Accounting Officer, for a term expiring on October 19, 2000, which provides for an annual salary of $110,000 and various benefits. Base Salary shall be subject to annual review and increase as determined by the Board of Directors. In addition to the compensation provided under the agreement, Mr. Landi is eligible to participate in all executive bonus and option plans established for senior executives of the Company.

Stock Options

      The following tables show certain information with respect to stock options granted in 1997 to Named Executives and the aggregate value at December 31, 1997 of all stock options granted to such executives. No Options granted to Named Executives were exercised in 1997.

                              Option Grants in 1997

                          Individual Grants of Options


                           Number of     Percent of Total
                           Securities    Options/Granted
                           Underlying      to Employees   Exercise
                        Options/Granted      in Fiscal     Price     Expiration
       Name                    #               1997        ($/Sh)       Date
---------------------   ---------------  ---------------  ---------  ----------
Carle C. Conway               8,654           17.6%         $1.56     12/02/06
Carle C. Conway               8,654           17.6%         $1.94     12/02/06

Clifford G. Brockmyre        10,096           20.6%         $1.56     12/02/06
Clifford G. Brockmyre        10,096           20.6%         $1.94     12/02/06

Daniel T. Landi               5,769           11.8%         $1.56     12/02/06
Daniel T. Landi               5,769           11.8%         $1.94     12/02/06


                          Number of Shares of Common
                                     Stock
                            Underlying Unexercised       Value of Unexercised
                                    Options             In-The Money Options at
                                At 12/31/97 (#)              12/31/97*($)
Name                       Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------     --------------------------   -------------------------

Carle C. Conway                55,770/36/538              $20,053/$13,294
Clifford G. Brockmyre          78,397/56/795              $38,195/$26,640
Daniel T. Landi                23,846/7,692               $ 8,602/$ 2,904

----------
* Based on the December 31, 1997 closing price on NASDAQ of $1.9375

Stock Option Plans

      In December 1991, the Board of Directors and stockholders of the Company adopted a stock option plan, which was amended in April 1993 (the "1993 Stock Option Plan"). In April 1994, the Board of Directors adopted the 1994 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1994 Annual Meeting of Stockholders. In June 1995, the Board of Directors adopted the 1995 Stock Option Plan which was approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. In December 1996, the Board of Directors adopted the 1996 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1996 Annual

Meeting of Stockholders. In December 1997, the Board of Directors adopted the 1997 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1997 Annual Meeting of Stockholders. The 1993, 1994, 1995, 1996 and 1997 Option Plans are collectively referred to herein as the "Option Plans". The 1993, 1994, 1995, 1996 and 1997 Option Plans provide for the grant to employees, officers and consultants of options to purchase up to 250,000, 225,000, 255,000, 400,000 and 600,000 shares of Common Stock, respectively, consisting of both" incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The Option Plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees of the Company.

      The Option Plans are administered by the Compensation Committee of the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of share of Common Stock that may be purchased under each option, and the option price. The members of this committee are ineligible to receive options under the Option Plans.

      The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock option under the Option Plans unless the option price is at least $110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

      In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary non-employee directors' stock option plan (the "Directors' Plan") that provides for the grant to non-employee directors of non-qualified options to purchase up to 50,000 shares of Common Stock. Pursuant to the Directors' Plan, each new non-employee director of the Company is automatically granted, upon becoming a director, an option to purchase 2,500 shares of Common Stock at the fair market value of such shares on the grant date. Each option vests one year from the date of grant. In addition, each non-employee director shall automatically be granted an option to purchase 2.500 shares at the fair market value of such shares on the date of grant, on the last day of each fiscal year during which he or she serves as a director of the Company. Such options shall vest one year from date of grant.

      Options under the Option Plans and Directors' Plan must be granted within 10 years from the effective date of each respective plan. Incentive stock options granted under the plan cannot be exercised more than 10 years from the date of grant, except that incentive stock options issued to greater than 10% stockholders are limited to four-year terms. All options granted under the plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options without making any additional cash investment.

      Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the Company become available once again for issuance. As of March 2, 1998, the Company had outstanding incentive stock options to purchase 1,022,884 shares of Common Stock under the Option Plans and non-qualified options to purchase an aggregate of 15,000 shares of Common Stock to Robert J. Sherwood and 5,000 shares of Common Stock to Michael S. Smith under the Directors' Plan. These options are exercisable at prices ranging from $1.56 to $3.00 per share.

Directors Compensation

      Directors receive 2,500 Stock Options at the end of each year of service as a director. The Company does not pay a fee to directors for services rendered as directors. Each director is reimbursed for travel expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representation that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

      The following table, together with the accompanying footnotes, sets forth information, as of December 31, 1997, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and executive officers of the Company as a group.

                                   Shares of Common
                                         Stock
          Name of                 Beneficially Owned
     Beneficial Owner                     (1)           Percentage of Class (2)
----------------------------      ------------------    -----------------------

Directors and Executive
       Officers
----------------------------

   Carle C. Conway                        --                     -- % (4)
   Clifford G. Brockmyre               666,551 (4)               4.9% (4)
   Daniel T. Landi                      23,846 (5)               *    (4)
   Robert J. Sherwood                   59,167 (6)               *    (4)
   Michael S. Smith                      1,666 (7)               *    (4)
   All executive officers,
     and directors as a group
     (6 persons)                       917,790 (8)              15.6% (9)
5% Stockholders
----------------

Clearwater Fund IV LLC(10)
611 David Road East
Clearwater, FL 34616                 2,452,277                  19.6% (3)

Northeast Hampton
Holdings, LLC (10)
1895 Mt. Hope Avenue
Rochester, NY 14620                  2,528,126                  20.2% (3)

----------
* less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(4) Includes 100,000 shares issued on conversion of an outstanding promissory note of the Company held by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership and 83,396 shares subject to currently exercisable options.
(5)   Includes 23,846 shares subject to currently exercisable options.
(6)   Includes 9,167 shares subject to currently exercisable options.
(7)   Includes 1,666 shares subject to currently exercisable options
(8) Includes 917,790 shares subject to currently exercisable options, warrants or convertible notes.
(9) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.
(10) This information was derived from the Schedule 13D filed by the reporting person.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April 1997, the Company issued to Carle C. Conway, a stockholder, officer and director of the Company, an aggregate of 161,943 shares of Common Stock in consideration for Mr. Conway's payment to Moller International, Inc. of a $250,000 portion of the settlement judgement against the Company. The shares, which are unregistered, were valued at $1.544, the fair market value of the Company's Common Stock on the date the judgement was entered.

      On December 29, 1997, Sheelagh Brockmyre, the wife of Clifford C. Brockmyre, the Company's Chief Executive Officer, converted $100,000 of outstanding notes payable, due April 17, 1998, bearing interest at the rate of 10% per annum, into 100,000 shares of Common Stock. The conversion was at the fair market value of the Company's Common Stock on the date of conversion.

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

3.1    Restated Certificate of Incorporation of the Company.(1)
3.2    Certificate of Amendment of Certificate of Incorporation.*
3.3    By-Laws of the Company.(1)
4.1    Specimen Stock Certificate.(1)
4.2    Form of Common Stock Purchase Warrant.(1)
4.3    Form of Warrants issued to Thomas James Associates, Inc., October 1,
       1993.(1)
4.4 Form of Lenders' Note and Warrant Agreement issued to certain lenders in February through July 1993.(1)
4.5 Form of Warrant Agreement issued to Thomas James Associates, Inc., in connection with private placement financings.(1)
4.6    Form of Warrant Agreement with American Stock Transfer and Trust
       Company.(1)
10.1   Employment Agreement between the Company and Carle C. Conway.(1)
10.2 Form of Note between the Company and Carle C. Conway.(1) 10.4 1993 Stock Option Plan.(1) 10.3 1993 Non-Employee Directors' Stock Option Plan.(1)
       10.6 Form of Stock Option Plan(3) 10.6 Form of Stock Option Agreement.(1)
10.7   Stock Acquisition Agreement between the Company and HGG Laser Fare
       Inc.(2)
10.8   Employment Agreement between the Company and Clifford G. Brockmyre.(2)
10.9 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island.(4)
10.10 Stock Sale Agreement, dated December 31, 1995, with respect to the sale of FTD Infinite.(5)

10.11 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.12 Spectra Acquisition Corp. - Series A Convertible Stock Purchase Agreement dated August 23, 1996(7)
10.13  Spectra Acquisition Corp. -Stockholders' Agreement dated August 23,
       1996(7)
10.14 Employment Agreement between Clifford G. Brockmyre and the Company dated July 1, 1996.*
10.15 Employment Agreement between Daniel T Landi and the Company dated October 20, 1997.*
10.16 Employment Agreement between Larry R. Dosser and the Mound Acquisition, Inc. dated February 12, 1998.*
10.17  Mound Acquisition Agreement dated February 12, 1998.*
10.18 Supply Agreeement between Laser Fare, Inc. and Dey Laboratories, L.P. dated October 20, 1997.*
21     Subsidiaries of the Company.(6)
27     Financial Data Schedule.*

----------
* Filed herewith.
(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File#33-61856). This Exhibit is incorporated herein by reference.
(2)    Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)    Incorporated by reference to 1993 Preliminary Proxy Statement.
(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(7)    Incorporated by reference to Report on Form 8-K dated August 26, 1996.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on March 30, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITE GROUP, INC.


                                    By:  /s/ Clifford G. Brockmyre
                                       --------------------------------
                                       Clifford G. Brockmyre, President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

      SIGNATURE                         TITLE                        DATE
----------------------   -------------------------------------  ----------------


/s/ Carle C. Conway         Chairman of the Board and Director   March 30, 1998
-------------------------
Carle C. Conway


/s/ Clifford G. Brockmyre   Director, President and Chief        March 30, 1997
-------------------------   Executive Officer
Clifford G. Brockmyre


/s/ Daniel T. Landi         Chief Financial and Accounting       March 30, 1998
-------------------------   Officer
Daniel T. Landi


/s/ Robert J. Sherwood      Director                             March 30, 1998
-------------------------
Robert J. Sherwood


/s/ Michael Smith           Director                             March 30, 1998
-------------------------
Michael Smith

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.
                                              (FORMERLY INFINITE MACHINES CORP.)

                                                               DECEMBER 31, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditor's Report...........................................     1

Consolidated Financial Statements:

    Balance Sheets.....................................................     2

    Statements of Operations...........................................     3

    Statements of Stockholders' Equity.................................     4

    Statements of Cash Flows...........................................     5

Notes to Consolidated Financial Statements.............................  6 - 29

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Group, Inc. (formerly Infinite Machines Corp.)

      We have audited the consolidated balance sheets of Infinite Group, Inc. (formerly Infinite Machines Corp.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinite Group, Inc. (formerly Infinite Machines Corp.) as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                    FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
March 11, 1998

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      ----------------------------
   ASSETS                                                 1997            1996
                                                      ------------    ------------
Current assets
   Cash and cash equivalents                          $    541,653    $  1,147,791
   Restricted funds                                         69,280          68,601
   Accounts receivable, net of allowances                  954,378         741,539
   Inventories                                             150,389         138,893
   Other current assets                                    174,798         150,830
                                                      ------------    ------------
      Total current assets                               1,890,498       2,247,654

Property and equipment, net                              4,197,305       4,303,838

Other assets
   Notes receivable - stockholders                          87,642         132,258
   Purchased technology, net                                  --         1,389,367
   Inventoried parts                                        71,603         143,206
   Investment in subsidiary                                437,375            --
   Other intangible assets, net                            266,506         443,346
                                                      ------------    ------------
                                                           863,126       2,108,177
                                                      ------------    ------------
                                                      $  6,950,929    $  8,659,669
                                                      ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                      $    440,553    $    250,000
   Accounts payable and accrued expenses                   948,713         952,864
   Current portion of litigation settlement payable           --           549,000
   Current maturities of long-term obligations             946,305         245,187
                                                      ------------    ------------
      Total current liabilities                          2,335,571       1,997,051

Long term obligations                                    2,663,302       3,984,557

Litigation settlement payable                                 --           100,000

Minority interest                                             --           476,591

Stockholders' equity
   Common stock, $.001 par value, 20,000,000
     shares authorized, 12,616,483 and 8,693,162
     shares issued and outstanding                          12,616           8,694
   Additional paid-in capital                           19,236,206      15,067,120
   Accumulated deficit                                 (17,296,766)    (12,974,344)
                                                      ------------    ------------
      Total stockholders' equity                         1,952,056       2,101,470
                                                      ------------    ------------
                                                      $  6,950,929    $  8,659,669
                                                      ============    ============


                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                  --------------------------------------------
                                                      1997            1996            1995
                                                  ------------    ------------    ------------
Sales                                             $  5,448,575    $  5,127,166    $  5,052,366
Cost of goods sold                                   3,376,353       3,163,621       3,081,900
                                                  ------------    ------------    ------------
      Gross profit                                   2,072,222       1,963,545       1,970,466

Cost and expenses
    Research and development                           770,758         402,442         427,468
    General and administrative expenses              1,820,663       2,369,718       2,350,116
    Selling expenses                                   470,723         511,208         435,605
    Depreciation and amortization                      741,712       1,179,462         728,288
    Litigation settlement loss                            --           649,000            --
    Asset write-downs                                     --              --           592,256
                                                  ------------    ------------    ------------
      Total costs and expenses                       3,803,856       5,111,830       4,533,733
                                                  ------------    ------------    ------------

Operating loss                                      (1,731,634)     (3,148,285)     (2,563,267)

Other income (expense)
    Interest income                                     39,154         102,180          34,231
    Interest expense                                  (804,873)     (1,815,465)       (549,549)
    Equity in loss of unconsolidated subsidiary     (1,958,520)           --              --
    Minority interest in net loss of subsidiary           --           117,350
    Gain on dispositions of assets                      38,457            --              --
    Loss on disposition of subsidiary                     --              --           (40,373)
    Other                                               94,994          53,073          25,066
                                                  ------------    ------------    ------------
      Total other income (expense)                  (2,590,788)     (1,542,862)       (530,625)
                                                  ------------    ------------    ------------
Loss before provision for income taxes              (4,322,422)     (4,691,147)     (3,093,892)

Provision for income taxes                                --            (2,384)         (7,895)
                                                  ------------    ------------    ------------
Net loss                                          $ (4,322,422)   $ (4,693,531)     (3,101,787)
                                                  ============    ============    ============
Per share
    Net loss                                      $      (0.42)          (0.71)          (0.58)
                                                  ============    ============    ============
    Weighted average number of common
      shares outstanding                            10,380,763       6,610,520       5,375,157
                                                  ============    ============    ============


                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock            Additional
                                              ---------------------------     Paid-In        Accumulated
                                                 Shares         Amount        Capital          Deficit
                                              ------------   ------------   ------------    ------------
Balance - December 31, 1994                      5,131,946   $      5,132   $  8,228,532    $ (5,179,026)
     Issuance of common stock in connection
        with earn-out agreement                     89,502             89        150,946            --
     Issuance of common stock in connection
        with debenture conversions                 208,102            208        399,792            --
     Issuance of common stock in connection
        with bridge loans                           60,639             61            (61)           --
     Net loss                                         --             --             --        (3,101,787)
     Realized gain on investment securities           --             --             --              --
     Translation adjustment                           --             --             --              --
                                              ------------   ------------   ------------    ------------
Balance - December 31, 1995                      5,490,189          5,490      8,779,209      (8,280,813)
     Issuance of common stock in connection
        with acquisition of license                 10,000             10         29,990            --
     Issuance of common stock in connection
        with debenture conversions               2,940,993          2,942      5,940,573            --
     Issuance of common stock in connection
        with employee options exercised             11,740             12         18,832            --
     Issuance of common stock in connection
        with warrant conversions                   173,750            174        173,582            --
     Issuance of common stock in connection
        with note conversions                       66,490             66        124,934            --
     Net loss                                         --             --             --        (4,693,531)
                                              ------------   ------------   ------------    ------------
Balance - December 31, 1996                      8,693,162          8,694     15,067,120     (12,974,344)
     Issuance of common stock in connection
        with earn-out agreement                     48,634             49         94,182            --
     Issuance of common stock in connection
        with debenture conversions               1,608,585          1,608      2,047,612            --
     Issuance of common stock in connection
        with liquidated damages                     30,649             30         34,094            --
     Issuance of common stock in connection
        with judgement settlement                  161,943            162        174,838            --
     Issuance of common stock in connection
        with promissory note conversions           150,433            150        150,283            --
     Issuance of common stock in connection
        with private offering                    1,923,077          1,923      1,668,077            --
     Net loss                                         --             --             --        (4,322,422)
                                              ------------   ------------   ------------    ------------
Balance - December 31, 1997                     12,616,483   $     12,616   $ 19,236,206    $(17,296,766)
                                              ============   ============   ============    ============


                                                    Equity Adjustments
                                                ---------------------------
                                                                Unrealized
                                                 Cumulative     Investment
                                                 Translation    Gain (loss)         Total
                                                ------------    ------------    ------------
Balance - December 31, 1994                     $      1,000    $      2,445    $  3,058,083
     Issuance of common stock in connection
        with earn-out agreement                         --              --           151,035
     Issuance of common stock in connection
        with debenture conversions                      --              --           400,000
     Issuance of common stock in connection
        with bridge loans                               --              --              --
     Net loss                                           --              --        (3,101,787)
     Realized gain on investment securities             --            (2,445)         (2,445)
     Translation adjustment                           (1,000)           --            (1,000)
                                                ------------    ------------    ------------
Balance - December 31, 1995                             --              --           503,886
     Issuance of common stock in connection
        with acquisition of license                     --              --            30,000
     Issuance of common stock in connection
        with debenture conversions                      --              --         5,943,515
     Issuance of common stock in connection
        with employee options exercised                 --              --            18,844
     Issuance of common stock in connection
        with warrant conversions                        --              --           173,756
     Issuance of common stock in connection
        with note conversions                           --              --           125,000
     Net loss                                           --              --        (4,693,531)
                                                ------------    ------------    ------------
Balance - December 31, 1996                             --              --      $  2,101,470
     Issuance of common stock in connection
        with earn-out agreement                         --              --            94,231
     Issuance of common stock in connection
        with debenture conversions                      --              --         2,049,220
     Issuance of common stock in connection
        with liquidated damages                         --              --            34,124
     Issuance of common stock in connection
        with judgement settlement                       --              --           175,000
     Issuance of common stock in connection
        with promissory note conversions                --              --           150,433
     Issuance of common stock in connection
        with private offering                           --              --         1,670,000
     Net loss                                           --              --        (4,322,422)
                                                ------------    ------------    ------------
Balance - December 31, 1997                     $       --      $       --      $  1,952,056
                                                ============    ============    ============


                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                             -----------------------------------------
                                                                 1997           1996           1995
                                                             -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                                $(4,322,422)   $(4,693,531)   $(3,101,787)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                          741,712      1,179,462        728,288
          Interest expense attributed to convertible
            debentures discount                                  406,849      1,393,555        250,028
          Expenses satisfied via issue of debt or equity         140,971           --             --
          Loss on sale of subsidiary                                --             --           40,373
          Gain on dispositions of assets                         (38,457)          --             --
          Loss attributed to unconsolidated subsidiary         1,958,520           --             --
          Translation adjustment                                    --             --           (1,000)
          Asset write-downs and allowances                        44,616        549,591        742,256
          Minority interest in net loss of subsidiary               --         (117,350)          --
          Changes in assets and liabilities:
               (Increase) decrease in assets:
                   Accounts receivable                          (298,507)       110,920       (595,485)
                   Other current assets                          (25,586)       (50,536)        (7,501)
                   Inventories and inventoried parts              39,318        142,255       (143,399)
               Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses         270,285        158,712        153,689
                   Litigation settlement payable                (350,000)       649,000           --
                                                             -----------    -----------    -----------
          Net cash used in operating activities               (1,432,701)      (677,922)    (1,934,538)
Cash flows from investing activities:
     Available-for-sale securities:
          Purchases                                                 --             --             --
          Sales                                                     --             --          751,973
     Disposition of subsidiary, net cash disposed                   --             --          (39,525)
     Investment in Spectra Science Corp.                        (200,000)          --             --
     Purchase of net assets of Spectra Science Corp.                --       (1,654,000)          --
     Purchase of susidiary - Spectra Acquisition Corp.              --       (2,700,000)          --
     Cash of unconsolidated subsidiary (Note 2)                 (814,604)          --             --
     Purchase of property and equipment                         (947,811)      (662,659)      (913,291)
     Purchase of technology and other intangibles                   --         (153,934)        (4,510)
     Proceeds from sale of technology and equipment              155,898           --           13,238
                                                             -----------    -----------    -----------
          Net cash used in investing activities               (1,806,517)    (5,170,593)      (192,115)
Cash flows from financing activities:
     Proceeds from convertible debentures, net of expenses       968,000      3,730,000        874,350
     Repayments on line of credit                                   --             --         (332,800)
     Net borrowings (repayments) of short-term debt              190,553       (220,000)       414,768
     Repayments of long-term obligations                        (194,794)      (161,075)      (615,687)
     Borrowings of long-term obligations                            --           75,453      1,616,000
     (Increase) decrease in restricted funds, net                   (679)         1,754         (6,155)
     Proceeds from issuances of common stock,
        net of expenses                                        1,670,000        259,472           --
     Proceeds from issuance of subsidiary preferred stock           --        3,286,000           --
                                                             -----------    -----------    -----------
          Net cash provided by financing activities            2,633,080      6,971,604      1,950,476
                                                             -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents            (606,138)     1,123,089       (176,177)
Cash and cash equivalents - beginning of year                  1,147,791         24,702        200,879
                                                             -----------    -----------    -----------
Cash and cash equivalents - end of year                      $   541,653    $ 1,147,791    $    24,702
                                                             ===========    ===========    ===========


                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI) (formerly Infinite Machines Corp.) and each of its wholly owned subsidiaries; Infinite Engines Corporation (IEC), HGG Laser Fare, Inc. (LF) and Express Tool, Inc. (ET) (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated. The 1996 consolidated financial statements include its formerly majority owned subsidiary, Spectra Science Corp. (see Note 2).

      IGI was incorporated in 1986 and from its inception through December 31, 1995, its principal activities involved the research and development of high-performance multifuel rotary engines and securing the funding for these activities. At that time Infinite Engines Corporation was incorporated to facilitate and accelerate the development of rotary engine propulsion systems. In 1995, the Company completed development of the rotary engine; however, due to the absence of sales orders for the engine, management decided to suspend operations of IEC. Coincident with this decision, management reviewed the carrying values of those assets related to the rotary engine development and determined that write downs were necessary. Accordingly, the accompanying financial statements for 1995 reflect adjustments aggregating to approximately $592,000 ($.11 per share) in the carrying values of these assets.

      Following the acquisition of HGG Laser Fare, Inc. in 1994, the Company's focus turned increasingly toward the expansion of LF's consulting for advanced laser technologies, pursuing the potential of new technology toward commercialization, and expanding the subsidiary's material processing business which includes laser welding, machining, drilling and engraving. LF formed a subsidiary, Express Tool, Inc., in 1996 for the purpose of commercializing technology developed by LF, primarily rapid tooling technology used in the manufacturing sector. In 1996, the Company acquired a majority interest in Spectra Acquisition Corporation, a company specializing in research of advanced laser technologies in the areas of, among other things, product identification, anti-counterfeiting methods and medical procedures. (See Note 5.)

NOTE 2. - CHANGE IN REPORTING ENTITY

      Effective September 19, 1997, the Company's voting interest in its majority owned subsidiary, Spectra Science Corp., (Spectra) was reduced below 50% (see Note 5). For fiscal 1996, Spectra's financial position and results of operations were consolidated with those of the Company. As a result of the Company's reduction in its ownership interest below 50%, the Company changed its method of accounting for its investment in Spectra Science Corp. to the equity method retroactively to January 1, 1997 (see Note 4). If Spectra was accounted for under the equity method for fiscal 1996, there would be no effect on net income or earnings per share. For purposes of the 1997 statement of cash flows, the previously consolidated cash balance of Spectra at December 31, 1996 in the amount of $814,604 has been adjusted for as a component of investing activities.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. - FINANCIAL CONDITION

      In 1996, the Company acquired a majority interest in Spectra Science Corp. Spectra Science Corp. was created to commercialize two technologies, LaserPaint(TM) and the direct patterning on glass by lasers, licensed on an exclusive worldwide basis from Brown University. The Company intends on concentrating commercialization of these technologies in the near term in the areas of product identification for the textile industry, anti-counterfeiting for currency and other security documents, and in the medical field, specifically photodynamic therapy. Management believes commercialization of these technologies will begin in 1998.

      During 1997, management continued to investigate and implement strategies aimed at developing the laser services segment of the Company's business. These included approximately $770,000 in research and development funds being expended by Express Tool, Inc. for developing and marketing technology for rapid tooling processes initially developed by HGG Laser Fare, Inc. Limited commercialization of these technologies commenced in 1997, which management believes will be expanded in 1998. The Company is currently involved in discussions with a number of Fortune 500 companies for the formation of strategic partnerships for the further development and manufacturing of tool and related molds which would provide funding and additional revenue sources. In addition, overall research and development expenditures will be substantially reduced in 1998 due to funding obtained from outside third parties and the overall general reductions in research and development activities.

      Subsequent to year end the Company has obtained a letter of intent from its primary lender to provide financing in the aggregate amount of approximately $2.4 million for the acquisition of a business, the refinancing of existing debt and a revolving line of credit for working capital needs. The letter is not a commitment to lend and is contingent upon among other things the Company's maintenance of a satisfactory financial condition and the lender's completion of its credit analysis.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used a significant amount of working capital in its operations. In addition, at December 31, 1997, current liabilities exceed current assets by approximately $445,000.

      In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent on the Company expanding the operations of its primary operating subsidiary, HGG Laser Fare, Inc., commercialization of the technology being developed and marketed by Express Tool, Inc. and Spectra Science Corp., further reductions in general and administrative costs, and raising additional debt and/or equity resources. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Standards Changes - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which establishes accounting standards for the impairment of long-lived assets, related goodwill and certain identifiable intangible assets to be held and used or to be disposed of. The adoption did not have a material effect on the Company's consolidated financial position or results of operations. Also effective January 1, 1996, the Company adopted SFAS 123, Accounting for Stock-Based Compensation. For further discussion, see note 13.

      In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement. For fiscal years ended 1997, 1996 and 1995, the basic and diluted earnings per share calculated pursuant to SFAS 128 are not materially different from primary earnings per share calculated under Accounting Principles Board (OPB) Opinion 15.

      Also issued in 1997, SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The Company has determined that when SFAS 131 is adopted in fiscal 1998, there will be no impact on the Company's current segment groupings and current disclosures will not be materially different.

      Cash Equivalents - Cash equivalents include money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside pursuant to a capital lease financing arrangement to meet scheduled payments. These funds are held in cash deposit and treasury trust accounts.

      Inventories - Inventories of the Company consist of the following:

                                                          December 31,
                                                   --------------------------
                                                     1997             1996
                                                     ----             ----

          Raw materials                            $ 59,800          $ 49,081
          Work-in-process                            90,589            66,882
          Finished product                            --               22,930
                                                   --------          --------
                                                   $150,389          $138,893
                                                   ========          ========

      Inventories are stated at the lower of cost (first-in, first-out) or market.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Purchased Technology and Other Intangible Assets - Purchased technology consists of patents and licenses which are being amortized using the straight-line method over the estimated useful lives of the assets of 5 to 10 years. Other intangible assets consist primarily of goodwill and deferred financing costs. Goodwill represents the excess of the purchase price over the fair values of net tangible assets of acquired businesses and is amortized using the straight-line method over 10 years. Deferred financing costs are amortized using the straight-line method over the terms of the debt instruments, which range from two to fifteen years.

      The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate the remaining estimated useful life of its intangibles may warrant revision. At December 31, 1997, the Company believes that no impairment of intangibles existed. During the year ended December 31, 1995, a charge to operations of $200,730 was recognized relating to the impairment in value of certain purchased technology.

      Investment in Subsidiary - The Company accounts for its 34% investment in its subsidiary, Spectra Science Corp., under the equity method of accounting for 1997. Under the equity method, the Company recognizes its share of earnings and losses of the subsidiary as accrued. Advances and distributions are recorded directly in the investment account.

      The Company's investment consists of approximately 70% of the Series A preferred shares outstanding (see Note 5) which have voting rights equivalent to the remaining shareholders, but its liquidation rights are subordinate to the Series C and B preferred shares, respectively. Accordingly, the Company will recognize as its equity in the losses, after the common shareholders, 70% of Spectra Science Corp.'s losses until its original investment has been reduced to zero. In the event the subsidiary has earnings, the Company will recognize as its equity share 70% of the earnings up to replenishment of its initial investment of $2,900,000, at which time its equity in the earnings will be recognized based on its voting interest percentage.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue Recognition - Revenue from job contract work is recognized as the units are shipped, and consulting revenues are recognized as the consulting services are provided. Revenue from research contracts is recognized over the life of the contract as costs are incurred, or as contract milestones are met.

      Research and Development Costs - All costs related to sponsored research and development are expensed as incurred. Research and development expense was $770,758, $402,442 and $427,468 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company is party to certain contracts under which it is obligated to perform research and development activities for others and also has entered into sub-contract arrangements with third parties for performance of these activities. The terms of the agreements provide for payment of fees for the services and in certain instances provides terms for licensing and/or royalty fees. The amounts earned and incurred under the agreements were not significant to the Company's overall operations.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was $46,237, $109,329 and $30,989 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Income Taxes - The Company and its wholly owned subsidiaries file a consolidated federal income tax return. The Company's deferred tax asset and liability have been determined in accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

      Concentration of Credit Risk - Credit is granted to substantially all LF customers throughout the United States. LF maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts was $48,329 and $29,050 at December 31, 1997 and 1996, respectively.

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

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Reclassifications - Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

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


NOTE 5. - BUSINESS INVESTMENTS

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

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 5. - BUSINESS INVESTMENTS (CONTINUED)

      B.    HGG Laser Fare, Inc.

            Effective July 1, 1994, the Company acquired 100% of the outstanding capital stock of LF in exchange for 520,000 shares of its common stock valued at approximately $740,000. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of LF from the date of acquisition. Up to an additional 520,000 shares may be issued pursuant to a earn-out formula based upon the post-acquisition earnings of LF. The terms of the earn out provisions of the acquisition agreement provided for the issuance of additional shares in the event the net income of the subsidiary as of each of the three periods ending December 31, 1994 and 1995 and June 30, 1996 exceed certain specified levels.

            For 1994, an additional 89,502 shares of common stock were issued in 1995 to the former owners of LF at a recorded share price of $1.69 per share, which resulted in the recognition of additional goodwill in the amount of $151,035 pursuant to the earn-out provisions of the purchase agreement. No additional shares were earned in 1995. For 1996, an additional 48,634 shares of common stock were issued in March 1997 at a recorded price of $1.94 per share, which resulted in the recognition of additional goodwill recorded in 1997 in the amount of $94,228.

      C.    Spectra Science Corporation

            On August 26, 1996, IGI acquired an 82% Series A preferred stock interest in Spectra Science (SSC). The aggregate consideration paid for the preferred stock was $2,700,000. In 1997, IGI acquired another 200,000 shares of Series A preferred stock of SSC for consideration in the amount of $200,000. The preferred shares are voting shares convertible into common shares on a one-for-one basis at the option of IGI at any time. Mandatory conversion is required upon a public offering of at least $3 per share with proceeds of at least $12 million. No shares have been converted through December 31, 1997.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. - BUSINESS INVESTMENTS (CONTINUED)

            Following is a summary of financial position and results of operations of SSC:

              Financial Position
                                                           December 31,
                                                  ------------------------------
                                                      1997              1996
                                                  ----------        -----------
              Current assets                      $ 5,808,524       $   933,585
              Property and equipment, net             870,797           530,733
              Intangibles, net                        688,625         1,419,463
              Other                                     2,602              --
                                                  -----------       -----------
                  Total assets                    $ 7,370,548       $ 2,883,781
                                                  ===========       ===========

              Current liabilities                 $   386,190       $   211,295
              Stockholders' equity                  6,984,358         2,672,486
                                                  -----------       -----------
                  Total liabilities and
                   stockholders' equity           $ 7,370,548       $ 2,883,781
                                                  ===========       ===========


              Results of Operations
                                                                    Period July
                                                                      3, 1996
                                                                     (Date of
                                                   Year Ended       Inception)
                                                  December 31,      to December
                                                      1997           31, 1996
                                                  ------------      ------------
              Revenues                            $   618,188        $   46,959
                                                  ===========        ==========
              Net loss                            $(2,814,191)       $ (621,455)
                                                  ===========        ==========

      During 1997, SSC issued additional preferred stock to third-party investors whereby IGI's voting interest decreased from 66% at December 31, 1996 to 34% at December 31, 1997. In September 1997, SSC issued approximately 1,650,000 shares of Series B preferred stock for $1.50 per share, for a total aggregate consideration of approximately $2,300,000, net of issuance costs. This issue effectively decreased IGI's ownership to 43%. In November 1997, SSC issued approximately 1,778,000 shares of Series C preferred stock for $2.25 per share, for a total aggregate consideration of approximately $3,966,000, net of issuance costs. This issue effectively decreased IGI's ownership to 34%. The Series B and C preferred shares have identical voting rights to that of the Company's Series A preferred shares, but the Series B and C shares have preferential liquidation rights. As a result of these transactions, IGI's share of equity in the underlying net assets of SCC at December 31, 1997 exceed its investment account by approximately $1,674,000. This change in interest gain has not been recognized in the accompanying financial statements due to the Company's subordinated liquidation rights to the Series B and C preferred shareholders whose investments gave rise to the gain.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. - NOTES RECEIVABLE - STOCKHOLDERS

      The promissory notes mature through December 2004 with interest at 6%, payable quarterly, and are collateralized by shares of the Company's common stock held by the stockholders. A valuation allowance of $230,900 ($186,284 -
1996) was recorded based on management's estimate of the net fair value of the notes.

NOTE 7. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                           December 31,
                                  Depreciable     -----------------------------
                                     Lives              1997             1996
                                ---------------   ------------      ------------
       Land                           N/A         $   100,000       $   100,000
       Building and
       leaseholds               18  -  40 years       942,785         1,016,300
       Machinery and
       equipment                 5  -  10 years     3,986,164         3,906,895

       Furniture and fixtures    5  -  7 years        530,075           441,102
                                                  -----------       -----------
                                                    5,559,024         5,464,297
       Accumulated
       depreciation
        and amortization                           (1,361,719)       (1,160,459)
                                                  -----------       -----------
                                                  $ 4,197,305       $ 4,303,838
                                                  ===========       ===========

      Included above is the following property and equipment held under capital leases:

                                                           December 31,
                                                   ----------------------------
                                                      1997              1996
                                                   -----------      -----------
       Land                                        $   100,000      $   100,000
       Building and leaseholds                         725,762          725,762
       Machinery and equipment                       1,180,178        1,180,178
                                                   -----------      -----------
                                                     2,005,940        2,005,940
       Accumulated depreciation
         and amortization                             (488,200)        (337,002)
                                                   -----------      -----------
                                                   $ 1,517,740      $ 1,668,938
                                                   ===========      ===========

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $157,368, $144,857 and $129,739 in 1997, 1996 and 1995, respectively.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. - PURCHASED TECHNOLOGY

      Purchased technology at December 31, 1996 consists of the following:

        Patents and purchased technology                $ 1,595,574

        Accumulated amortization                           (206,207)
                                                        -----------
                                                        $ 1,389,367
                                                        ===========

      In March 1997, the Company sold its rights in Sprintex technology, a rotary engine development segment asset, to an Australian company for 100,000 British pounds sterling (approximately $156,000). This sale resulted in a gain of approximately $56,000. The remaining purchased technology related to the Company's formerly consolidated subsidiary, Spectra Science Corp. (see Note 2).

NOTE 9. - OTHER INTANGIBLE ASSETS

      Other assets consists of the following:

                                                       December 31,
                                               --------------------------
                                                  1997             1996
                                               ---------        ---------
      Goodwill                                 $ 244,665        $ 248,389
      Deferred financing costs                    90,873          150,873
      Organization costs                            --            103,401
                                               ---------        ---------
                                                 335,538          502,663
      Accumulated amortization                   (69,032)         (59,317)
                                               ---------        ---------
                                               $ 266,506        $ 443,346
                                               =========        =========

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. - NOTES PAYABLE

      Notes payable consists of the following:

                                                          December 31,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
      Note payable, principal stockholder (a)         $ 70,000    $ 70,000
      Bank revolving promissory note (b)               370,553     180,000
                                                      --------    --------
                                                      $440,553    $250,000
                                                      ========    ========

(a) Note payable, principal stockholder - The principal stockholder of the Company has advanced funds to the Company under a secured demand note which bears interest at a rate of 10%.

(b) Bank revolving promissory note - A demand note that provides for borrowings of up to $400,000 that bears interest at a rate of prime plus .50% (9.00% at December 31, 1997). The note is secured by all the assets of LF and the guarantee of the Company.


NOTE 11. - LONG TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                                      1997          1996
                                                   ----------   ----------
      Convertible debentures  (a)                  $  100,000   $  600,000
      Capital lease obligations  (b)                1,331,646    1,483,806
      Term note  (c)                                1,177,356    1,219,990
      Notes payable, other  (d)                       100,000       40,000
      Notes payable, principal stockholder (e)        900,605      785,948
      Note payable, related party  (f)                   --        100,000
                                                   ----------   ----------
                                                    3,609,607    4,229,744
      Less current maturities                         946,305      245,187
                                                   ----------   ----------
      Total long-term obligations                  $2,663,302   $3,984,557
                                                   ==========   ==========

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. - LONG TERM OBLIGATIONS (CONTINUED)

      (a) Convertible debentures - Through December 31, 1996, the Company issued $1,241,000 of convertible subordinated debentures due July 2000 with interest at 7%. The notes are convertible into common stock at a rate equal to 80% of the prevailing market price of the Company's common stock. Through December 31, 1996, debenture holders converted $1,141,000 of outstanding principal to 608,133 shares of common stock. In 1997, there were no debentures issued or converted of this series to common stock.

            In June 1996, the Company issued $4,000,000 of convertible debentures due June 1998 with interest at 6%. The notes are convertible into common stock at a rate equal to 75% of the prevailing market price of the Company's common stock. In 1997, debenture holders converted $500,000 ($3,500,000 - 1996) of outstanding principal including $17,046 ($58,938- 1996) of accrued interest to 499,073 (2,540,962 - 1996) shares of common stock.

            In February 1997, the Company issued $1,100,000 of convertible debentures due December 1998 with interest at 6%. The notes are convertible into common stock at a rate equal to 73% of the prevailing market price of the Company's common stock. Through December 31, 1997, debenture holders converted $1,100,000 of outstanding principal including $25,329 of accrued interest to 1,109,744 shares of common stock.

            Interest expense has been recognized on the beneficial conversion feature of the above convertible debentures. The intrinsic value is calculated at the date of issue as the difference between the conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the debentures are convertible. This discount resulting from the allocation of the proceeds increases the effective interest rate of the security that is charged to interest expense. The amortization period of the interest discount is from the date of the issuance of the security to the date it first becomes convertible. Interest expense recognized for the beneficial conversion feature was $406,849, $1,393,555 and $250,028 for the years ended December 31, 1997, 1996 and 1995, respectively.

      (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at rates ranging from 6% to 7.25%. Combined payments of principal and interest are approximately $9,600 per month through June 2002 and $4,600 per month thereafter through June 2012.

            The Company is also the leasee of machinery and equipment under capital leases which expire in 1999 and 2001. The aggregate monthly payments under these leases amount to approximately $5,408 including interest at rates ranging from 8.25% to 9.25%.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. - LONG TERM OBLIGATIONS (CONTINUED)

      (c) Term note - A term promissory note due in February 2011 bearing interest at prime plus 1% (9.5% at December 31, 1997). This note is secured by substantially all of the assets of LF and is guaranteed by the Company. The rate contains restructure covenants, which, among other things, restricts the amount of capital expenditures of LF to $100,000. The Company is in violation of certain covenants at December 31, 1997, which the bank has agreed to waive through January 1, 1999.

      (d) Notes payable, other - The 1996 balance consists of a convertible note due to an individual which matures in May 1998 with interest at 10%. In 1997, the note was converted including $10,433 of accrued interest to 50,433 shares of common stock.

            The 1997 balance consists of a term promissory note due September 1999 payable in monthly installments commencing May 1998. The note was executed in April 1997 as partial satisfaction of the litigation settlement recorded in 1996 (see Note 3).

      (e) Notes payable, principal stockholder - The former chairman and principal stockholder of the Company has advanced funds to the Company under convertible secured notes which mature through January 2000 with interest at 10%. The notes are convertible at rates between $1.13 and $4.63 in principal for each share of common stock.

      (f) Note payable, related party - The wife of the Company's Chief Executive Officer advanced funds to the Company under a convertible secured note in the amount of $100,000 with interest at 10%. In 1997, the note was converted to 100,000 shares of common stock.

      Minimum future annual payments of long-term obligations as of December 31, 1997 for each of the next five years and in the aggregate are:

             1998                                      $1,034,485
             1999                                         485,773
             2000                                         471,628
             2001                                         278,916
             2002                                         250,466
             Thereafter                                 1,770,692
                                                       ----------
             Total minimum payments                     4,291,960
             Less amount representing interest
              on capital leases                           682,353
                                                       ----------
                                                        3,609,607
             Less current maturities                      946,305
                                                       ----------
             Total long-term obligations               $2,663,302
                                                       ==========

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. - STOCKHOLDERS' EQUITY

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

      B.    Common Stock

            In connection with the acquisition of LF in June 1994, the Company initially issued 520,000 shares of common stock at a recorded share price of $1.42 (see Note 4). The terms of the purchase agreement provide that up to an additional 520,000 shares may be issued to the former owners of LF if certain earning levels of LF are achieved. For 1994, an additional 89,502 shares of common stock were earned which were issued in 1995 at a recorded share price of $1.69 per share, which resulted in the recognition of additional goodwill in the amount of $151,035. No additional shares were earned in 1995. For 1996, an additional 48,634 shares of common stock were earned which were issued in March 1997 at a recorded share price of $1.94 per share, which resulted in the recognition of additional goodwill in the amount of $94,228.

            In 1996, $4,241,000 in principal and $58,938 of related accrued interest of subordinated convertible debentures were converted to 2,940,993 shares of common stock.

            In 1996, warrants, notes and stock options were exercised in amounts totaling $317,600 for which 251,980 shares of common stock were issued. In addition, a license to various technology was acquired from Brown University in exchange in part for 10,000 shares of common stock issued at a value of $30,000.

            In 1997, $1,600,000 in principal and $42,375 of related accrued interest of subordinated convertible debentures were converted to 1,608,585 shares of common stock.

            In 1997, $147,000 in principal and $10,100 of related accrued interest of convertible notes payable were converted to 150,433 shares of common stock.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. - STOCKHOLDERS' EQUITY (CONTINUED)

            In 1997, the Company issued 1,923,077 shares of common stock in exchange for aggregate consideration in the amount of $1,900,000.

            In 1997, the Company issued 161,943 shares of common stock to the Company's principal stockholder in connection with the partial settlement by the principal stockholder of the 1996 litigation settlement on behalf of the Company at a discounted value of $175,000.

      C.    Warrants

            In connection with two private placement offerings of its common stock, the Company issued to the underwriter and the placement agent, warrants to purchase up to an aggregate of 31,804 shares of common stock of the Company. The placement agent's warrants are exercisable for a five-year term commencing on the closing date of the initial offering at an exercise price of 120% of the offering's per share price, or $2.42 per warrant. No warrants were exercised through December 31, 1997.

            In connection with the issuance of bridge financing notes in 1993 and the conversion of officer/stockholder advances to notes, the noteholders were issued common stock purchase warrants. The warrants issued to the officer/stockholder were issued at the rate of one warrant for each $3 of note principal and exercisable over five years from the date of issuance at the per share price of $1.73. The warrants attached to the bridge financing notes were issued at the rate of one warrant for each $4 of note principal and are exercisable over five years from the date of issuance at the per share exercise price of $1.00. At December 31, 1997, there were 125,578 (125,578 - 1996) warrants outstanding.

            In connection with the Company's public stock offering in 1993, 900,000 warrants were issued and are outstanding at December 31, 1996. The warrants are exercisable at $6.00 per share through March 1996 and at $7.00 per share through their expiration in September 1998. In connection with the sale of the warrants, the Company issued to the underwriter warrants to purchase up to an aggregate of 90,000 warrants at $12.40 per unit. The warrants are exercisable through September 1998.

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 53,877 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $2.06 per share. No warrants were exercised through December 31, 1997.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. - STOCK OPTION PLANS

      A.    Employee Stock Option Plans

            The Company has granted options to key employees to purchase shares of the Company's common stock under stock option plans adopted in 1991, 1994, 1995, 1996 and 1997 authorizing the granting of options to purchase an aggregate of 1,730,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. All options granted are to have a term of ten years or such shorter term as may be provided at the time of grant, are exercisable in equal annual increments as stipulated at the time of grant, and vest over periods of three to five years from the date of grant.

            In 1997, the Company adopted an All Employee Incentive Stock Option Plan whereby all full-time employees of the Company who meet certain eligibility requirements will be granted stock options based on a calculation equal to 1-1/2 options per dollar of biweekly base salary. The option grant dates are January 2 and July 1. All options granted are to have a term of ten years and become exercisable in equal annual installments over three years. The options are only exercisable so long as the optionee continues to be an employee of the Company.

            The following is a summary of stock option activity under these plans for the past three years:

                                                     Number          Weighted
                                                    of Shares         Average
                                                  Under Option    Exercise Price
                                                  ------------    --------------
             Outstanding at December 31, 1994       100,345           $ 2.07
                 Granted                            365,000             1.76
                 Forfeited                          (59,582)            2.22
                 ---------                          -------
             Outstanding at December 31, 1995       405,763           $ 1.77
                 Granted                            100,000             1.75
                 Exercised                          (11,744)            1.60
                 Forfeited                           (8,185)            2.75
                 ---------                          -------
             Outstanding at December 31, 1996       485,834           $ 1.75
                 Granted                            257,165             1.75
                 Forfeited                           (6,859)            1.56
                 ---------                          -------
             Outstanding at December 31, 1997       736,140           $ 1.75
                                                    =======

             Exercisable at December 31, 1997       380,837           $ 1.74
                                                    =======

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. - STOCK OPTION PLANS (CONTINUED)

            The average fair value of options granted under this plan were $1.55, $1.57 and $1.51 per share for the years ended December 31, 1997, 1996 and 1995, respectively.

            Exercise prices for options outstanding at December 31, 1997 range from $1.44 per share to $2.75. The weighted average remaining contractual life on the options outstanding at December 31, 1997 is
            8.4 years.

      B.    Non-Qualified Stock Options

            In 1993, the Company issued 177,908 non-qualified stock options to an officer/stockholder in connection with bridge financing notes. The options were issued at the rate of one option for each $3 of note principal and were exercisable over five years from the date of issuance at the per share price of $.60. At December 31, 1997, there were 177,908 (177,908 - 1996) options outstanding.

            On October 28, 1996, the Company entered into three non-qualified stock option agreements with the president of the Company authorizing the granting of options to purchase an aggregate of 300,000 shares. The options are exercisable in 100,000 increments if the average closing price of the Company's common stock exceeds $7.00, $10.00 and $13.00 per share, respectively, for a thirty consecutive day period prior to December 31, 1999. The options become exercisable in August 2005 if the prior conditions are not met. The options expire in ten years from the date of grant. The exercise price of the options are $1.375 per share, which equaled the market price of the shares at the date of grant. The fair value of options granted under this plan during the year ended December 31, 1996 is $1.23 per share. No shares were exercisable at December 31, 1997.

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

                                             1997           1996        1995
                                           --------       --------------------
             Net loss - as reported        $ 4,322M       $ 4,694M    $ 3,102M
             Net loss - pro forma          $ 4,611M         5,221M    $ 3,223M

             Loss per share - as reported  $    .42       $    .71    $    .58
             Loss per share - pro forma    $    .44       $    .79    $    .60

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. - STOCK OPTION PLANS (CONTINUED)

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                            1997          1996           1995
                                        -----------   -----------    -----------
             Expected dividend yield       0.000%        0.000%         0.000%
             Expected stock price
             volatility                   89.280%       91.830%        94.410%
             Risk-free interest rate       6.291%        6.502%         6.313%
             Expected life of options   10.00 Years   10.00 Years    10.00 Years

      C.    Directors' Stock Option Plan

            In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified options to purchase up to 50,000 shares of common stock. In 1997, a total of 5,000 options were granted and 7,500 were forfeited. At December 31, 1997, there were 20,000 options outstanding (22,500 - 1996) to directors under this plan. These options are exercisable at prices ranging from $1.375 to $3.00 per share.


NOTE 14. - INCOME TAXES

      The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences, available net operating tax loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not. The income tax provision for the years ended December 31, 1997, 1996 and 1995 consist entirely of state income taxes currently payable.

      At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $13,611,000 and state net operating loss carryforwards of approximately $8,230,000 which expire through 2012. Due to a greater than 50% change in stock ownership during 1993, the utilization of net operating loss carryforwards generated to the date of such change is limited.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. - INCOME TAXES (CONTINUED)

      At December 31, 1997, the Company also had approximately $97,000 in research and development and state investment tax credit carryforwards which will expire through 2012. A deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $4,632,000 ($3,854,000 - 1996) has been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized.

      The Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                      December 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------
      Deferred tax assets:
         Net operating loss carryforwards      $ 4,703,000    $ 3,613,000
         Litigation settlement payable               --           238,000
         Reserves and other                        345,000        316,000
                                               -----------    -----------
                                                 5,048,000      4,167,000

      Deferred tax liabilities:
         Property and equipment                   (416,000)      (313,000)
                                               -----------    -----------
         Net deferred tax asset                  4,632,000      3,854,000
         Valuation allowance                    (4,632,000)    (3,854,000)
                                               -----------    -----------
      Net deferred                             $     --       $     --
                                               ===========    ===========

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 1997, a $11,650 ($10,000 -
1996) contribution was made to the profit-sharing plan.

      In 1994, the Company adopted an executive incentive performance plan for employees qualifying as corporate executives. Incentive awards are payable in cash or common stock of the Company as determined by the employee. The maximum award attainable under the plan cannot exceed between 50% to 100% of the employee's base salary. There were no earnings under the plan for 1997, 1996 and 1995.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. - COMMITMENTS

      A.    Lease Commitments

            The Company utilizes certain equipment, vehicles and facilities under operating leases which expire at various dates through 2003. Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995, was approximately $128,000, $207,000 and
            $202,000, respectively.

            The minimum operating lease payments required to be paid subsequent to 1997 are as follows:

                      1998                          $ 102,250
                      1999                             60,972
                      2000                             54,397
                      2001                             35,568
                      2002                             35,568
                      Thereafter                        5,928
                                                    ---------
                                                    $ 294,683
                                                    =========

      B.    Employment Contracts

            The President and Chief Executive Officer of the Company is covered under an employment agreement with a term expiring in 2000. The agreement provides for minimum aggregate annual salary of $175,000, a bonus payment of $75,000 for fiscal 1996, and, under certain circumstances, for a severance payment based upon a multiple of past annual compensation.

            The former Chief Executive Officer of the Company is covered under an employment agreement with a term expiring in May 1998. The agreement provides for minimum aggregate annual salary of $150,000, and, under certain circumstances, for a severance payment of the greater of the remaining salary obligation through expiration of the agreement or $150,000.

            The Chief Financial Officer of the Company is covered under an employment agreement with a term expiring in 2000. The agreement provides for minimum aggregate annual salary of $110,000, and, under certain circumstances, for a severance payment based upon the remaining salary obligation through expiration of the agreement.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. - COMMITMENTS (CONTINUED)

      C.    Directors' Stock Plan

            In 1997, the Company entered into an agreement with a member of the Board of Directors whereby an aggregate of 50,000 shares of common stock are to be issued over the next three years in exchange for service as a director. For 1997, a director fee in the amount of $21,875 has been recognized for 25,000 shares of common stock earned. The stock will be issued in 1998.


NOTE 17. - RELATED PARTY TRANSACTIONS

      Interest expense incurred under notes issued to the Company's principal stockholder and former chairman, a family trust, the Company's CEO, and the wife of the Company's CEO amounted to $105,327, $99,907 and $68,325, for the years ended December 31, 1997, 1996 and 1995, respectively.

      The Company subleases office and laboratory space from SSC for $5,700 per month pursuant to an agreement which expires in July 1998, but contains two, three-year option terms. Lease expense for 1997 was $66,000 ($16,650 - 1996).

      The Company utilized the services of a company owned by one of its directors for purposes of business acquisition due diligence. The fees paid in 1997 to the company were $35,000.


NOTE 18. - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:

                                      1997           1996           1995
                                    --------       --------       --------
      Interest                      $712,875       $407,800       $259,733
                                    ========       ========       ========
      Taxes                         $  4,385       $  6,773       $  7,226
                                    ========       ========       ========

      During 1997, convertible debentures in the amount of $1,600,000 as well as $42,375 of related accrued interest, were converted in to 1,608,585 shares of common stock of the Company. In addition, convertible notes payable in the amount of $140,000 as well as $10,433 of related accrued interest were converted in to 150,433 shares of common stock. The Company also issued 48,631 shares of common stock with a value of $94,228 to the former owners of LF pursuant to the earn-out provisions of the purchase agreement. The Company also issued 161,943 shares of common stock at a discounted value of $175,000 to the principal stockholder of the Company in connection with partial settlement of the 1996 litigation settlement.

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18. - SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

      During 1996, convertible debentures in the amount of $4,366,000 were converted in to 3,007,483 shares of common stock of the Company. In addition, accrued interest on a note payable to one of the Company's officers was converted into principal in the amount of $51,859. The Company also entered into a capital lease obligation for the acquisition of equipment in the amount of $250,000. The Company also refinanced short and long-term obligations in the amount of $1,627,370. The Company issued 10,000 shares of common stock valued at $30,000 for acquisition of a technology license from Brown University.

      During 1995, convertible debentures in the amount of $400,000 were converted into common stock of the Company. Accrued interest on a note payable to one of the Company's officers was converted in to principal in the amount of $9,636. In addition, the Company's interest in the common stock of FTD was sold in exchange for a term note in the face amount of $550,000.


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

      In 1996, the Company began operating in two new segments following the acquisition and creation of the two new subsidiaries: Rapid Tooling and Manufacturing, and Photonic Materials Processing. Operations in the Rapid Tooling and Manufacturing segment involve marketing proprietary rapid mold building techniques developed by the Advanced Technology Group of LF. Operations in the Photonic Materials Processing segment involve commercialization and expansion of platform photonic technologies; LaserPaint(TM), a patented discovery which allows almost any material to be a generator of laser light; direct laser micro patterning of glass; and "Quantum Dot Phosphors" which holds promise for better high brightness, high definition video displays.

      A summary of selected consolidated information for the Company's industry segments during 1997, 1996 and 1995 is set forth as follows:

                             INFINITE MACHINES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19. - INDUSTRY SEGMENTS (CONTINUED)

     NOTE 19. - INDUSTRY SEGMENTS (CONTINUED)

                                          Rotary                                                            Rapid
                                          Engine           Laser      Engineering         Photonic       Tooling and
                                        Development(1)   Services(3)   Consulting         Materials(4)  Manufacturing
                                        -----------      --------     -----------         ---------     -------------
          1997
          ----
Sales to unaffiliated
  customers                             $      --      $  5,335,446   $       --        $        --     $     113,129
Intersegment sales                             --           300,000           --                 --              --
                                        -----------    ------------   ------------      -------------   -------------
    Total revenue                       $      --      $  5,635,446   $       --        $        --     $     113,129
                                        ===========    ============   ============      =============   =============
Operating income (loss)                 $      --      $   (939,880)  $       --        $        --     $  (1,052,778)
                                        ===========    ============   ============      =============   =============
Loss from unconsolidated subsidiary     $      --      $       --     $       --        $  (1,958,520)  $        --
                                        ===========    ============   ============      =============   =============
Identifiable assets                     $      --      $  6,167,917   $       --        $     437,375   $     345,637
                                        ===========    ============   ============      =============   =============
Depreciation and amortization           $      --      $    704,123   $       --        $        --     $      16,842
                                        ===========    ============   ============      =============   =============
Capital expenditures                    $      --      $    636,436   $       --        $        --     $     318,270
                                        ===========    ============   ============      =============   =============
          1996
          ----
Sales to unaffiliated
  customers                             $      --      $  5,080,207   $       --        $      46,959   $        --
Intersegment sales                             --            36,650           --                 --              --
                                        -----------    ------------   ------------      -------------   -------------
    Total revenue                       $      --      $  5,116,857   $       --        $      46,959   $        --
                                        ===========    ============   ============      =============   =============
Operating income  (loss)                $   (95,797)   $ (2,518,080)  $       --        $    (665,188)  $    (110,537)
                                        ===========    ============   ============      =============   =============
Identifiable assets                     $    34,833    $  5,718,537   $       --        $   2,883,781   $      49,994
                                        ===========    ============   ============      =============   =============
Depreciation and amortization           $    16,087    $    970,966   $       --        $     172,678   $       5,595
                                        ===========    ============   ============      =============   =============
Capital expenditures                    $      --      $    251,664   $       --        $     347,485   $      57,915
                                        ===========    ============   ============      =============   =============
          1995
          ----
Sales to unaffiliated customers         $    25,000    $  4,081,676   $    945,690      $        --     $        --
Intersegment sales                             --              --            1,500               --              --
                                        -----------    ------------   ------------      -------------   -------------
    Total revenue                       $    25,000    $  4,081,676   $    947,190      $        --     $        --
                                        ===========    ============   ============      =============   =============
Operating income (loss)                 $(2,735,682)   $    242,223   $    (46,465)     $        --     $        --
                                        ===========    ============   ============      =============   =============
Identifiable assets                     $   393,195    $  5,251,639   $    485,968(2)   $        --     $        --
                                        ===========    ============   ============      =============   =============
Depreciation and amortization           $   320,648    $    330,457   $     53,840      $        --     $        --
                                        ===========    ============   ============      =============   =============
Capital expenditures                    $   307,849    $    600,861   $       --        $        --     $        --
                                        ===========    ============   ============      =============   =============


                                          Eliminations   Consolidated
                                          ------------   ------------
          1997
          ----
Sales to unaffiliated
  customers                               $      --      $ 5,448,575
Intersegment sales                           (300,000)          --
                                          -----------    -----------
    Total revenue                         $  (300,000)   $ 5,448,575
                                          ===========    ===========
Operating income (loss)                   $   261,026    $(1,731,634)
                                          ===========    ===========
Loss from unconsolidated subsidiary       $      --      $(1,958,520)
                                          ===========    ===========
Identifiable assets                       $      --      $ 6,950,929
                                          ===========    ===========
Depreciation and amortization             $    20,747    $   741,712
                                          ===========    ===========
Capital expenditures                      $      --      $   954,706
                                          ===========    ===========
          1996
          ----
Sales to unaffiliated
  customers                               $      --      $ 5,127,166
Intersegment sales                            (36,650)          --
                                          -----------    -----------
    Total revenue                         $   (36,650)   $ 5,127,166
                                          ===========    ===========
Operating income  (loss)                  $   241,317    $(3,148,285)
                                          ===========    ===========
Identifiable assets                       $    27,476)   $ 8,659,669
                                          ===========    ===========
Depreciation and amortization             $    14,136    $ 1,179,462
                                          ===========    ===========
Capital expenditures                      $      --      $   657,064
                                          ===========    ===========
          1995
          ----
Sales to unaffiliated customers           $      --      $ 5,052,366
Intersegment sales                             (1,500)          --
                                          -----------    -----------
    Total revenue                         $    (1,500)   $ 5,052,366
                                          ===========    ===========
Operating income (loss)                   $   (23,343)   $(2,563,267)
                                          ===========    ===========
Identifiable assets                       $      --      $ 6,130,802
                                          ===========    ===========
Depreciation and amortization             $    23,343    $   728,288
                                          ===========    ===========
Capital expenditures                      $      --      $   908,710
                                          ===========    ===========


(1)   Includes parent holding company, 1995.
(2) Represents amounts receivable from former subsidiary and purchaser of former subsidiary.
(3)   Includes parent holding company, 1996 and 1997.
(4)   Represents SSC, an unconsolidated subsidiary in 1997 (see Note 5).

                             INFINITE MACHINES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20. - FOURTH QUARTER ADJUSTMENTS

      There were no material adjustments recognized in the fourth quarter of fiscal 1997.

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


NOTE 21. - SUBSEQUENT EVENT

      On February 23, 1998, the former chairman and principal stockholder in the Company, along with related parties of the principal stockholder, sold an aggregate of 2,350,221 shares of common stock of the Company to Northeast Hampton Holdings, LLC. Also, the principal stockholder sold his interest in convertible secured notes with a principal balance of $900,605.