Form 10QSB
period 1998-03-31
INFINITE GROUP INC
filed 1998-05-11
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from period from  ______ to _______

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                            52-1490422
      -------------------------------------------------------------------
      (State or other jurisdiction                    (I.R. S. Employer
            of organization)                          Identification No.)

               2364 Post Road, Warwick, RI 02886
               ---------------------------------
               (Address of principal executive office) (Zip Code)

                                 (401) 738-5777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

As of May 4, 1998 the Registrant had a total of 13,377,516 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets
            March 31, 1998 and December 31, 1998                             3

            Consolidated Statements of Operations - Three
            Months  Ended March 31, 1998 and 1997                            4

            Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1998  and 1997                                   5

            Notes to Unaudited Consolidated Financial Statements            6-7

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                           7-11


PART II. OTHER INFORMATION

Items
 1-6        Not Applicable


SIGNATURES

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $    218,228    $    541,653
  Restricted funds                                      118,943          69,280
  Accounts receivable, net of allowance               1,179,446         954,378
  Inventories                                           252,978         150,389
  Other current assets                                  178,686         174,798
                                                   ------------    ------------
          Total current assets                        1,948,281       1,890,498

Property and equipment, net                           4,366,598       4,197,305

Other assets
  Notes receivable - stockholders                        77,529          87,642
  Inventoried parts                                      53,702          71,603
  Investment in subsidiary                              158,997         437,375
  Other intangible assets, net                          305,608         266,506
                                                   ------------    ------------
          Total other assets                       $    595,836    $    863,126
                                                   ------------    ------------

                                                   ------------    ------------
                                                   $  6,910,715    $  6,950,929
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                    $    790,204    $    440,553
  Accounts payable and accrued expenses                 942,502         948,713
  Current maturities of long-term obligations           202,574         946,305
                                                   ------------    ------------
          Total current liabilities                   1,935,280       2,335,571

Long term obligations                                 2,488,035       2,663,302

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
  shares authorized 13,326,165 and 12,616,483
  shares issued and outstanding                          13,326          12,616
  Additional paid-in capital                         20,188,009      19,236,206
  Accumulated deficit                               (17,713,935)    (17,296,766)
                                                   ------------    ------------
       Total stockholders' equity                     2,487,400       1,952,056
                                                   ------------    ------------
                                                   $  6,910,715    $  6,950,929
                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   ------------    ------------

Sales                                              $  1,925,407    $  1,341,930
Cost of goods sold                                    1,065,046         831,031
                                                   ------------    ------------
     Gross profit                                       860,361         510,899

Costs and expenses
     Operating expenses                                  66,353          32,208
     Research and development                           320,500         204,964
     General and administrative expenses                287,260         387,440
     Selling expenses                                   115,901         130,081
     Depreciation and amortization                      139,577         180,985
                                                   ------------    ------------
          Total costs and expenses                      929,591         935,678

 Operating loss                                         (69,230)       (424,779)

Other income (expense)
     Equity in loss of unconsolidated subsidiary       (278,378)       (388,604)
     Interest expense                                   (76,842)        (87,856)
     Interest and other income                            7,281           1,701
     Gain on sale of asset                                   --          38,064
                                                   ------------    ------------
          Total other income (expense)                 (347,939)       (436,695)
                                                   ------------    ------------

Loss before provision for income taxes                 (417,169)       (861,474)

Provision for income taxes                                   --              --
                                                   ------------    ------------
     Net loss                                      $   (417,169)   $   (861,474)
                                                   ============    ============
Per share:
     Net loss per common share                     $      (0.04)   $      (0.13)
                                                   ============    ============

     Weighted average number of common
     shares outstanding                              11,316,649       6,739,099
                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended     Three Months Ended
                                                            March 31,              March 31,
                                                              1998                   1997
                                                       ------------------     ------------------
Cash flows from operating activities:
 Net loss                                                  $(417,169)             $(861,474)
Ajustments to reconcile net cash used in operating
activities:
 Depreciation and amortization                               139,211                180,985
 Loss attributed to unconsolidated subsidiary                278,378                388,604
 Gain on disposition of assets                                    --                (38,064)
 Asset write down and allowances                              10,113                  7,726
Changes in assets and liabilities:
   (Increase) decrease in assets
   Accounts receivable                                      (222,568)                44,978
   Other current assets                                       (3,888)               (55,951)
   Inventory and inventoried parts                           (84,688)                (2,097)
   Increase in liabilities:
   Accounts payable and accured expenses                      41,450                 42,471
                                                           ---------              ---------
Net cash used in operating activities:                      (259,161)              (292,822)

Cash flows from investing activities:
  Investment in Spectra Sciense Corp.                             --               (187,524)
  Purchase of property and equipment                        (305,341)              (204,269)
  Increase in intangible assets                              (10,417)                    --
  Proceeds from the sale of technology and equipment              --                155,898
                                                           ---------              ---------
Net cash used in investing activities                       (315,758)              (235,895)

Cash flows from financing activities:
  Proceeds from convertible debentures, net of expenses           --                968,000
  Net borrowings of short term debt                          319,551                 75,300
  Repayments of long-term obligations                        (18,394)               (25,379)
  Increase in restricted funds, net                          (49,663)               (48,146)
                                                           ---------              ---------
Net cash provided by financing activities                    251,494                969,775
                                                           ---------              ---------

Net increase (decrease) in cash and cash equivalents        (323,425)               441,058
Cash and cash equivalents - beginning of period              541,653                333,187
                                                           ---------              ---------

Cash and cash equivalents - end of period                  $ 218,228              $ 774,245
                                                           =========              =========

Supplemental schedule of non-cash transactions:
  Issuance of common stock in connection with director
    compensation accrued in the previous period            $  21,876              $      --
                                                           =========              =========

  Conversion of notes payable and accrued interest
     to common stock                                       $ 823,894              $      --
                                                           =========              =========

  Forgiveness of note payable as consideration for
    options exercised                                      $ 106,743              $      --
                                                           =========              =========

  Net liabilities assumed in connection with
    acquisition of subsidiary                              $  29,757              $      --
                                                           =========              =========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which includes audited financial statements and footnotes as of and for the years ended December 31, 1997 and 1996.

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

NOTE 3. - BUSINESS ACQUISITIONS

      The Company acquired 100% of the stock of Mound Laser and Photonics Center
(MLPC) effective February 12, 1998. The addition of MLPC is expected to create an opportunity for advancement in laser materials processing, as well as the development and commercialization of new laser based technology. This acquisition is expected to enhance Express Tool's and Spectra Science's capabilities. In exchange for substantially all of the business and assets of MLPC, the Company agrees to assume the obligations of MLPC incurred in the ordinary course of business.

NOTE 4. - STOCK OPTIONS EXERCISED

      In 1993, the Company issued 177,905 non-qualified stock options to an officer/stockholder in connection with bridge financing notes. The options were issued at the rate of one option for each $3 of note principal and were exercisable over five years from the date of issuance at the per share price of $.60. On February 25, 1998 these options were exercised. Notes payable of $106,743, convertible into 42,597 shares of common stock were canceled as consideration for the exercise price of the options.

NOTE 5. - CONVERSION OF STOCKHOLDER NOTES PAYABLE

      The former chairman and principal stockholder of the Company had advanced funds to the Company under convertible secured notes which mature through January 2000 with interest at 10%. The notes were convertible at rates between $1.13 and $4.63 in principal for each share of common stock. On February 25, 1998, $106,443 of note payable convertible into 42,597 shares of common stock were canceled as consideration for options exercised. The remaining notes of $794,162 plus accrued interest of $30,032 were converted into 506,597 shares of common stock on the same date.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Forward-Looking Statements

      Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

      Infinite Group, Inc., (the "Company") does business in the fields of material processing, advanced manufacturing methods and laser-application technology. The Company is comprised of four subsidiaries: Laser Fare, providing comprehensive laser-based materials processing services to leading manufacturers; ExpressTool Corp., engaged in commercialization of its new proprietary tooling technology; Mound Laser & Photonics Center, offering a full range of laser material processing services in the Mid-West as well as specialized laser and photonics services and applied research and development; and The Advance Technology Group engaged in contract research and development. The Company is also the largest shareholder of Spectra Science Corp., an entity engaged in commercialization of its LaserPaint(TM) proprietary technology that allows common disordered materials to be generators of laser light.

Laser Fare

      Laser Fare operations continue to be profitable on a stand alone basis. While primarily engaged in contract laser material processing, Laser Fare also develops new applications for industrial lasers. Laser Fare's 19 high powered lasers are capable of performing a wide variety of manufacturing processes with laser operations requiring five and six-axis manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Laser Fare's facilities and equipment can support near term demands but will require additional equipment and approximately 5,000 additional square feet of space to accommodate anticipated new demand, as well as to expand the scope of services it provides.

ExpressTool

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for production injection mold tooling. Its technical capabilities allow molds, cavities and other types of tools to be made more productive than is currently possible with traditional methods. The Fortune 500 industrial companies that ExpressTool is making molds for are demanding a reduction in the time required to bring new products to market. ExpressTool's new technology not only answers the demand, but also provides superior thermal management. Thus ExpressTool's molds are more productive than conventional tools because of reduced cycle time, yielding a major cost reduction for the user. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or joint business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base.

Mound Laser and Photonics Center

      Mound Laser and Phontonics Center ("MLPC"), located in Miamisburg, Ohio, was acquired by the Company in February 1998. Mound is comprised of four divisions; laser applications, welding applications, photonics applications and materials processing, having activity within industry, government and education sectors. The Midwest location, a region long known for its expertise in materials and material science, gives the Company a platform for growth into the automotive, aerospace, tool & die, and other local industries. MLPC in addition to offering a full range of materials processing services, will also offer a more specialized laser and photonics services and applied research and development that includes considerable experience in the application of pulsed laser deposition of thin films and in high-speed photography and motion analysis. The combination of Laser Fare's expertise in materials processing and MLPC's experience in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology that can significantly enhance Laser Fare's, ExpressTool's and Spectra Science's capabilities.

Advanced Technology Group

      In January 1998, the Advanced Technology Group, ("ATG") performs technical consulting and manages research and development programs for industrial customers. In addition to being compensated for services performed, ATG obtains intellectual property rights to the developments created under these services that provide future opportunities for the Company. The Company's ExpressTool subsidiary is a prime example of this.

      In January 1998, ATG entered into a one year consulting agreement with Molecular Geodesics, Inc., ("MGI"), of Cambridge, MA. MGI is involved in creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. MGI was awarded a $6.4 million Defense Advanced Research Project Administration contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will assist MGI in the creation, development, improvement and modification of manufacturing techniques for tensegrity structures for medical and industrial applications to support MGI's business. ATG will utilize ExpressTool's proprietary techniques to fabricate structures for these "bioskins". ATG will receive as compensation for the performance of its services, the sum total of $300,000 plus expenses, payable at $25,000 per month plus expenses.

      ATG was awarded a $500,000 Phase II follow-on contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico in the second quarter ending June 30, 1997. The contract focused on the continued development of direct materials processing applications and the commercialization of novel high power, high-brightness Laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Technical Institute, St. Petersburg, Russia. In April 1998, the Company entered into an agreement to license the Company's high-brightness laser technology related to the Philips contract for $1 million. The license agreement would allow the purchaser the right to manufacture and sell products and services of this technology, and the Company would retain the rights to materials processing applications of the technology.

Spectra Science

      The Company owns 2.9 million shares of Spectra Science Corp., ("Spectra") stock and is its largest shareholder. Spectra Science was created to commercialize technologies licensed from Brown University on an exclusive worldwide basis. One of these technologies, LaserPaint(TM), allows common, disordered materials to be generators of laser light. Spectra currently has specific product development programs in three major areas, these are: medical and pharmaceutical, display and identification anti-counterfeiting technologies. Within each of these broad areas are a number of specific markets with products in various stages of development.

      On March 10, 1998, Spectra established a manufacturing division, Millennium Textiles, located in Bremen, Georgia. The new division will produce 100% spun polyester fabrics incorporating Spectra's LaserThread(TM) identification technology. These fabrics will be used in a variety of table linens, apron and garment products and will be marketed directly for identification purposes to the textile rental industry and uniform resellers.

      On March 17, 1998, Spectra announced a joint venture with Lavatec, Inc. of Naugatuck, CT. and Heilbrom, Germany for laser based material handling systems for the textile rental industry. Both companies are committed to the laundry technology of the future and are dedicated to the commercialization of hi-technology laundry handling systems.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. From inception, through March 31, 1998, an aggregate of approximately $20.1 million, net of expenses, has been provided by debt and equity offerings. As of March 31, 1998 the Company has cash, cash equivalents and marketable securities totaling approximately $221,000 available for its working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the three months ending March 31, 1998, were attributed to Laser Fare, the Company anticipates improved revenue from its other divisions, and expense containment measures continue to be implemented. Management is also pursuing other strategies for raising additional working capital through debt and equity transactions.

      On February 23, 1998, the former chairman and principal stockholder in the Company, along with related parties of the principal stockholder, sold an aggregate of 2,350,221 shares of common stock of the Company to Northeast Hampton Holdings, LLC. Also, the principal stockholder sold his interest in convertible secured notes with a principal balance of $900,605 to Northeast Hampton Holdings, which inturn converted the notes in accordance with their terms into 684,502 shares of common stock at an average conversion price of $1.63.

      The Board of Directors has given approval for management to vigorously pursue other alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application for available governmental funds in the form of interest subsidized financing. Management estimates that a total of $2.5 million in funds would satisfy its cash requirements for the next 18 months. There is no assurance, however, that management will be successful in raising all or part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Consolidated revenues for the three months ended March 31, 1998 were $1,925,407 and consisted primarily of laser division sales. Cost of sales totaled $1,065,046, and a gross profit of $860,361 was realized for the quarter. Consolidated revenues for the three months ended March 1997 were $1,341,930 consisting solely of laser division sales. Cost of sales totaled $831,031, and a gross profit of $510,899 was realized for the three months ended March 31, 1997.

      Operating expenses for the three months ended March 31, 1998 were $66,353 as compared to $32,208 for the first quarter of 1997. This increase was a result of operating expense from the Company's new subsidiary, Mound Laser & Photonic Center. Research and Development expenses were $320,500 in the three months ended March 31, 1998 as compared to $204,964 in the first quarter on 1997. The increase in the first quarter of 1998 is contributed to the research and development efforts in the Company's ExpressTool subsidiary.

      General and administrative expenses were $287,260 for the three months ended March 31, 1998 as compared to $387,440 for the first quarter of 1997. The decrease of $100,180 or 25.9% was primarily due to the reduction of litigation legal expense and continued cost reduction by management. Selling expenses were $115,901 for the quarter ended March 31, 1998, as compared to $130,081 for the first quarter of 1997. The decrease was primarily attributed to the transfer of the Vice President of Sales from Laser Fare to the Company's ExpressTool subsidiary.

      Depreciation and amortization expenses totaled $139,577 for the first quarter of 1998, as compared to $180,985 for the first quarter of 1997. Decreased depreciation and amortization expense of $41,408 or 23% from the first quarter of 1997, resulted primarily from a reduction in the amount of convertible debentures issued and related conversions to common stock in the first quarter of 1997.

      Interest expense during the second quarter ending March 31, 1998 was $76,842 as compared to $87,856 for the first quarter of 1997. The decrease of $11,014 was primarily due to the conversion of notes payable in the first quarter of 1998. Interest and other income for the first quarter of 1998 was $7,281 as compared to $1,701 for the first quarter of 1997.

      Equity in loss of unconsolidated subsidiary, Spectra Science, was $278,378 in the first quarter ending March 31, 1998, as compared to $388,604 in the first quarter ending March 31, 1997. The decrease of $110,226 is a result of a decrease in Infinite Group's percentage of equity ownership at March 31, 1998 as compared to March 31, 1997.

      The Company has a consolidated net loss of $417,169 for the three months ended March 31, 1998, as compared to the net loss of $861,474 for the three months ended March 31, 1997. The $444,305 decrease in net loss is primarily attributed to an increase in gross profit of $349,462 due to increased sales and a decrease of the equity in the loss of the company's unconsolidated subsidiary Spectra Science of $110,226.

Part II - Other Information

Not Applicable

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 8,1998                          INFINITE GROUP, INC.

                                          By: /s/ Clifford G. Brockmyre
                                              ----------------------------------
                                              Clifford G. Brockmyre, President
                                              And Chief Executive Officer

                                          By: /s/ Daniel T. Landi
                                              ----------------------------------
                                              Daniel T. Landi
                                              Chief Financial and Accounting
                                              Officer