Form 10QSB
period 1998-06-30
INFINITE GROUP INC
filed 1998-08-12
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from period from  ______ to _______

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                                 52-1490422
      -------------------------------------------------------------------
      (State or other jurisdiction                    (I.R.S. Employer
            of organization)                          Identification No.)

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

                                 Yes |X|     No |_|

As of August 10, 1998 the Registrant have a total of 13,377,516 shares of Common Stock, $.001 par value, outstanding.

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997                              1

            Consolidated Statements of Operations - Three and
            Six Months Ended June 30, 1998 and 1997                          2

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1998 and 1997                                     3

            Notes to Unaudited Consolidated Financial Statements           4-5

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                          6-13

PART II. OTHER INFORMATION

Items
 1-6        Not Applicable


SIGNATURES                                                                  14

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $  1,036,491    $    541,653
  Restricted funds                                       19,391          69,280
  Accounts receivable, net of allowance               1,027,250         954,378
  Inventories                                           212,518         150,389
  Other current assets                                  320,677         174,798
                                                   ------------    ------------
          Total current assets                        2,616,327       1,890,498

Property and equipment, net                           4,752,652       4,197,305

Other assets
  Notes receivable - stockholders                        76,973          87,642
  Inventoried parts                                      35,801          71,603
  Investment in subsidiary                                   --         437,375
  Investments                                           250,000              --
  Other intangible assets, net                          294,689         266,506
                                                   ------------    ------------
          Total other assets                       $    657,463    $    863,126
                                                   ------------    ------------

                                                   ------------    ------------
                                                   $  8,026,442    $  6,950,929
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                    $  1,091,973    $    440,553
  Accounts payable and accrued expenses                 936,952         948,713
  Current maturities of long-term obligations           529,243         946,305
                                                   ------------    ------------
          Total current liabilities                   2,558,168       2,335,571

Long term obligations                                 2,871,559       2,663,302

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
  shares authorized 13,326,165 and 12,616,483
  shares issued and outstanding                          13,326          12,616
  Additional paid-in capital                         20,692,388      19,236,206
  Accumulated deficit                               (18,108,999)    (17,296,766)
                                                   ------------    ------------
       Total stockholders' equity                     2,596,715       1,952,056
                                                   ------------    ------------
                                                   $  8,026,442    $  6,950,929
                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Sales                                           $  1,839,716    $  1,352,453    $  3,765,123    $  2,694,383
Cost of goods sold                                 1,160,793         722,013       2,225,839       1,553,044
                                                ------------    ------------    ------------    ------------
  Gross profit                                       678,923         630,440       1,539,284       1,141,339

Costs and expenses
  Operating expenses                                 (12,678)         41,215          53,675          73,423
  Research and development                           258,533         265,323         579,033         470,287
  General and administrative expenses                403,430         303,858         690,690         691,298
  Selling expenses                                   107,660         140,595         223,561         270,676
  Depreciation and amortization                      144,663         143,442         284,240         324,427
                                                ------------    ------------    ------------    ------------
    Total costs and expenses                         901,608         894,433       1,831,199       1,830,111

Operating loss                                      (222,685)       (263,993)       (291,915)       (688,772)

Other income (expense)
  Equity in loss of unconsolidated subsidiary       (158,997)       (343,188)       (437,375)       (731,792)
  Interest expense                                   (58,817)       (517,930)       (135,659)       (605,786)
  Interest and other income                          (40,056)            362         (32,775)          2,063
  Gain on sale of asset                               85,500              --          85,500          38,064
                                                ------------    ------------    ------------    ------------
    Total other income (expense)                    (172,370)       (860,756)       (520,309)     (1,297,451)
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes              (395,055)     (1,124,749)       (812,224)     (1,986,223)

Provision for income taxes                                --              --              --              --
                                                ------------    ------------    ------------    ------------

  Net loss                                      $   (395,055)   $ (1,124,749)   $   (812,224)   $ (1,986,223)
                                                ============    ============    ============    ============

Per share:
  Net loss per common share                     $      (0.03)   $      (0.14)   $      (0.07)   $      (0.24)
                                                ============    ============    ============    ============

  Weighted average number of common
  shares outstanding                              12,259,410       8,195,849      12,259,410       8,195,849
                                                ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                                1998                1997
                                                          ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                 $  (812,224)         $(1,986,223)
Ajustments to reconcile net cash used in operating
activities:
  Depreciation and amortization                                296,518              310,928
  Interest expense attributable to convertible
    debentures discount                                             --              406,849
  Loss attributed to unconsolidated subsidiary                 510,875              731,792
  Gain on disposition of assets                                (85,500)             (38,064)
  Asset write down and allowances                               10,669               14,898
Changes in assets and liabilities:
   (Increase) decrease in assets
   Accounts receivable                                         (72,872)             (70,176)
   Other current assets                                       (145,879)             (61,167)
   Inventory and inventoried parts                             (26,327)               9,601
   Increase in liabilities:
   Dererred revenue                                                 --               87,000
   Accounts payable and accured expenses                        40,147             (332,400)
                                                           -----------          -----------
Net cash used in operating activities:                        (284,593)            (926,962)

Cash flows from investing activities:
  Investment in Spectra Science Corp.                               --                   --
  Purchase of property and equipment                          (825,788)            (551,349)
  Purchase of investments                                     (250,000)                  --
  Increase in intangible assets                                (12,962)
  Proceeds from the sale of technology and equipment                --              155,898
                                                           -----------          -----------
Net cash used in investing activities                       (1,088,750)            (395,451)

Cash flows from financing activities:
  Proceeds from convertible debentures, net of expenses             --              968,000
  Net borrowings of short term debt                            318,291              403,187
  Borrowings of long-term obligations                        1,500,000                   --
  Repayments of long-term obligations                               --             (122,891)
  Proceeds from issuance of subsidary preferred
    stock, net of expenses                                          --             (200,000)
  Decrease in restricted funds, net                             49,889               52,814
                                                           -----------          -----------
Net cash provided by financing activities                    1,868,180            1,101,110
                                                           -----------          -----------

Net decrease in cash and cash equivalents                      494,837             (221,303)
Cash and cash equivalents - beginning of period                541,654              333,187
                                                           -----------          -----------

Cash and cash equivalents - end of period                  $ 1,036,491          $   111,884
                                                           ===========          ===========

Supplemental schedule of non-cash transactions:
  Issuance of common stock in connection with director
    compensation accrued in the previous period            $    21,876          $        --
                                                           ===========          ===========

  Conversion of notes payable and accrued interest
     to common stock                                       $   793,862          $        --
                                                           ===========          ===========

  Forgiveness of note payable as consideration for
    options exercised                                      $   106,743          $        --
                                                           ===========          ===========

  Net liabilities assumed in connection with acquisition
    of subsidiary                                          $    29,307          $        --
                                                           ===========          ===========

  Forgiveness of accrued interest in connection with
    conversion of notes payable                            $    30,032          $        --
                                                           ===========          ===========

  Discount for warrants attached to note payble            $   504,379          $        --
                                                           ===========          ===========

     See accompanying notes to unaudited consolidated financial statements.

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

NOTE 3. - BUSINESS ACQUISITIONS

      The Company acquired 100% of the stock of Mound Laser and Photonics Center
(MLPC) effective February 12, 1998. The addition of MLPC is expected to create an opportunity for advancement in laser materials processing, as well as the development and commercialization of new laser based technology. This acquisition is expected to enhance Express Tool's and Spectra Science's capabilities. In exchange for substantially all of the business and assets of MLPC, the Company agrees to assume the obligations of MLPC incurred in the ordinary course of business. The Company recorded Goodwill in the amount of $29,307 in conjunction with this transaction.

NOTE 4. - STOCK OPTIONS EXERCISED

      In 1993, the Company issued 177,905 non-qualified stock options to an officer/stockholder in connection with bridge financing notes. The options were issued at the rate of one option for each $3 of note principal and were exercisable over five years from the date of issuance at the per share price of $.60. On February 25, 1998 these options were exercised by the stockholder. Notes payable of $106,743, convertible into 42,597 shares of common stock were canceled as consideration for the exercise price of the options.

NOTE 5. - CONVERSION OF STOCKHOLDER NOTES PAYABLE

      The former chairman and principal stockholder of the Company had advanced funds to the Company under convertible secured notes which mature through January 2000 with interest at 10%. The notes were convertible at rates between $1.13 and $4.63 in principal for reach share of common stock. On February 25, 1998, $106,443 of note payable convertible into 42,597 shares of common stock were canceled as consideration for options exercised by the stockholder. The remaining notes of $794,162 plus accrued interest of $30,032 were converted into 506,777 shares of common stock on the same date.

NOTE 6. -  INVESTMENTS

      Investments represent 250,000 shares of common stock of Molecular Geodesics, Inc. (MGI), purchased in April, 1998. The Company has a one year consulting agreement with MGI. The Company receives $25,000 per month for the performance of its services. The investment is recorded at fair market value in accordance with Statement of Financial Accounting Standard 115, Accounting For Certain Investments In Debt And Equity Securities. As of June 30, 1998 cost approximates fair market value.

NOTE 7. - NOTE PAYABLE ISSUED WITH ATTACHED STOCK WARRANTS

      Effective June 30, 1998, the Company issued a $1,150,000 note payable to its President. The note has a term of 15 years and bears interest at a rate of 9.0% for the first year. After the first year the rate is adjusted annually to a rate equal to the one-year T-Bill rate plus 3.5%. The note is payable in equal monthly principal installments of approximately $6,400 plus interest. Additionally, the Company issued a second note in the amount of $250,000. The note has a one year repayment term and bears interest at the rate of 9.0%. Warrants to purchase 2,680,000 shares of common stock were attached to these notes. One-half of the warrants are fully vested as of June 30, 1998. A note discount was recorded in the amount of $504,379 for the value of the vested warrants. This discount will be amortized over the fifteen year term of the note. The remaining warrants will be recorded as they vest.

NOTE 8. - YEAR 2000 ISSUES

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

GENERAL

      Infinite Group, Inc., (the "Company") does business in the fields of material processing, advanced manufacturing methods, high productivity production tooling and laser-application technology. The Company is comprised of four subsidiaries: Laser Fare, providing comprehensive laser-based materials processing services to leading manufacturers; ExpressTool Corp., engaged in commercialization of its new proprietary high productivity production tooling
(HTTP) technology; Mound Laser & Photonics Center, offering a full range of laser material processing services in the Mid-West as well as specialized laser and photonics services and applied research and development, and The Advance Technology Group engaged in contract research and development. The Company is also the largest shareholder of Spectra Science Corp., an entity engaged in commercialization of its LaserPaint(TM) proprietary technology that allows common disordered materials to be generators of laser light.

Laser Fare

      Laser Fare operations continue to be profitable on a stand-alone basis. While primarily engaged in contract laser material processing, Laser Fare also develops new applications for industrial lasers. Laser Fare's 20 high powered lasers are capable of performing a wide variety of manufacturing processes with laser operations requiring five and six-axis manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Laser Fare's facilities and equipment can support near term demands but will require additional equipment and approximately 10,000 additional square feet of space to accommodate anticipated new demand, as well as to expand the scope of services it provides.

ExpressTool

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for high production injection mold tooling. Its technical capabilities allow molds, cavities and other types of tools to be made more productive than is currently possible with traditional methods. The Fortune 500 industrial companies that ExpressTool is making molds for are demanding a reduction in the time required to bring new products to market. ExpressTool's new technology not only answers the demand, but also provides superior thermal management. Thus ExpressTool's molds are more productive than conventional tools because of reduced cycle time, yielding a major cost reduction for the user. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or joint business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base.

Mound Laser and Photonics Center

Mound Laser and Photonics Center ("MLPC") located in Miamisburg, Ohio was acquired by the Company in February 1998. MLPC specializes in laser applications, photonics applications and materials processing, and has activity within industry, government and education sectors. The Midwest location, a region long known for its expertise in materials and material science, gives the Company a platform for growth into the automotive, aerospace, tool & die, and other local industries. MLPC offers a wide range of materials processing services with major emphasis on laser marking, as well as applied research and development and more specialized laser and photonics services. Specialized services include growth of thin films by pulsed laser deposition, application of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has submitted a provisional patent on pulsed laser deposition, and is preparing a second provisional patent on specific applications of the technology. The combination of Laser Fare's expertise in materials processing and MLPC's experience in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology that can significantly enhance Laser Fare's, ExpressTool's and Spectra Science's capabilities.

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

      ATG entered into a one year consulting agreement with Molecular Geodesics, Inc., ("MGI"), of Cambridge, MA. MGI is involved in creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. MGI was awarded a $6.4 million Defense Advanced Research Project Administration contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will assist MGI in the creation, development, improvement and modification of manufacturing techniques for tensegrity structures for medical and industrial applications to support MGI's business. ATG will utilize ExpressTool's proprietary techniques to fabricate structures for these "bioskins". ATG will receive as compensation for the performance of its services, the sum total of $300,000 payable at $25,000 per month plus expenses.

      ATG was awarded a $500,000 Phase II follow-on contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico in the second quarter ending June 30, 1997. The contract focused on the continued development of direct materials processing applications and the commercialization of novel high power, high-brightness Laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Technical Institute, St. Petersburg, Russia. In April 1998, the Company entered into an agreement with The Laser Company (TLC) to license the Company's high- brightness laser technology related to the Philips contract for $1 million. The license agreement would allow the purchaser the right to manufacture and sell products and services of this technology, and the Company would retain the rights to materials processing applications of the technology.

      In June 1998, ATG was awarded a two-year, $280,000 contract from Triton Systems of Chelmsford, MA. The goal of the contract is to laser fabricate aerospace components from metal matrix composite materials. These are strong lightweight materials that are particularity useful in high temperature environments. Triton Systems awarded this contract to Laser Fare's Advance Technology Division as part of its SBIR program funded by the Phillips Laboratory at Kirkland Air Force Base in New Mexico.

Spectra Science

      The Company owns 2,875,500 shares of Spectra Science Corp., ("Spectra") stock and is its largest shareholder. Spectra Science was created to commercialize a platform technology licensed from Brown University on an exclusive worldwide basis.

In addition Spectra is commercializing a number of internally developed optically based technologies in the areas of product and document authentication, textile coding, combinatorial chemistry, photodynamic therapy and projection displays.

      LaserPaint(TM) materials used in conjunction with low cost and mature silicon based detector technology can be used to create robust machine readable coding capabilities for a large number of market opportunities where previous approaches have failed or are impractical. Applications for Laser Paint(TM) include document security, world currencies, plastics recycling, product packaging, anti-counterfeiting of luxury products, textile coding and combinatorial chemistry.

      Spectra has demonstrated the coding of paper products, including banknotes, using its various technologies in the forms of security threads, inks, and fiber additives. The rights to the use of Spectra Science technologies for authentication and coding of currency and negotiable instruments have been licensed by Crane & Co. In addition, Spectra has developed a number of specialty phosphorescent materials which will be sold through Crane & Co. beginning in the last quarter of 1998.

      Complementing the use of the technology for security applications, Spectra has developed a product called LaserThread(TM) that can be used to code linen and flat goods for the textile rental and services industry. Spectra, with its partners Albany International Corporation, Lavatec, Inc., Engineered Yarns Company and General Linen and Uniform Services, is in the late stages of completing a fully automated sorting system for LaserThread(TM) coded linens. The system potentially can reduce the labor required to sort these items by over 70%.

      As a part of the Spectra's strategy for product development and marketing, Spectra has created a subsidiary in Georgia, Millennium Textiles, to manufacture flat goods and garments coded with LaserThread(TM). This subsidiary allows Spectra to access the multi-billion dollar textile rental market through the sale of manufactured products, sales of LaserThread(TM) to other manufacturers, as well as leasing and/or sales of reading and material handling systems.

      Peripheral to Spectra's focus on coding and authentication, Spectra Science has programs in photodynamic therapy, (PDT) and large screen displays. LaserPaint(TM) materials have been engineered to produce narrowband and disposable plastic wavelength shifters that match the absorption of important PDT drugs. Tests performed at Long Island Jewish Medical Center and the Ontario Cancer Institute have proven the effectiveness of Spectra's low cost and wavelength versatile light source with a number of drugs including the FDA approved Photofin(R).

      In the areas of large screen displays, Spectra has developed a new lazing display based on a novel approach that uses polymer-dispersed liquid crystals to produce a laser output directly corresponding to a desired image. This concept has generated significant external funding and is primarily under development at Brown University. Spectra expects to develop an operative prototype by the end of 1998 to be used to attract strategic corporate partners in the growing projection display market.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. From inception, through June 30, 1998, an aggregate of approximately $21.4 million, net of expenses, has been provided by debt and equity offerings. As of June 30, 1998 the Company has cash, cash equivalents and marketable securities totaling $1,036,491 available for its working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the three months ending June 30, 1998, were attributed to Laser Fare, the Company anticipates improved revenue from its other divisions, and expense containment measures continue to be implemented. Management is also pursuing other strategies for raising additional working capital through debt and equity transactions.

      On February 23, 1998, the former chairman and principal stockholder of the Company, along with related parties of the principal stockholder, sold an aggregate of 2,350,221 shares of common stock of the Company to Northeast Hampton Holdings, LLC. Also, the principal stockholder sold his interest in convertible secured notes with a principal balance of $900,605 to Northeast Hampton Holdings, which in turn converted the notes in accordance with their terms into 684,502 shares of common stock at an average conversion price of $1.63 per share.

      On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of fifteen years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3%. The president and chief executive officer also loaned the Company $250,000 earlier this year. In consideration for the loans, the Company granted the lender warrants to purchase 2,680,000 shares of Company Common Stock exercisable at $1.12 per share. Half of the warrants are immediately vested and, provided that the loan remains outstanding, the remaining 50% vest in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable.

      The Board of Directors has given approval for management to vigorously pursue other alternate sources of funding including conventional bank financing, private placement of debt and/or equity securities, and application for available governmental funds in the form of interest subsidized financing. Management estimates that a total of $4.0 million in funds would satisfy its cash requirements over the next eighteen months. The funds are for; acquisition of a mold company; additional equipment and space to accommodate anticipated new demand; repayment of debt; and working capital. There is no assurance, however, that management will be successful in raising all or part of this amount on satisfactory terms or that it will be sufficient to fund operations and scheduled debt repayment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Consolidated revenues for the three months ended June 30, 1998 were $1,839,716 and consisted primarily of laser division sales. Cost of sales totaled $1,160,793, and a gross profit of $678,923 was realized for the quarter. Consolidated revenues for the three months ended June 1997 were $1,352,453 consisting solely of laser division sales. Cost of sales totaled $722,013, and a gross profit of $630,440 was realized for the three months ended June 30, 1997.

      Operating expenses for the three months ended June 30, 1998 were ($12,678) as compared to $41,215 for the second quarter of 1997. This decrease was a result of year end accrued legal and accounting expenses offsetting current operating expenses. Research and Development expenses were $258,533 in the three months ended June 30, 1998 as compared to $265,323 in the second quarter on 1997.

      General and administrative expenses were $403,430 for the three months ended June 30, 1998 as compared to $303,858 for the second quarter of 1997. The increase of $99,572 or 33% was primarily due to the addition of the Company's mid-west subsidiary, Mound Laser and Photonic Center. Selling expenses were $107,660 for the quarter ended June 30, 1998, as compared to $140,595 for the second quarter of 1997. The decrease was primarily attributed to the transfer of the Vice President of Sales from Laser Fare to the Company's ExpressTool subsidiary.

      Depreciation and amortization expenses totaled $144,663 for the second quarter of 1998, as compared to $143,442 for the second quarter of 1997. Increased depreciation and amortization expense of $1,221 from the second quarter of 1997, resulted primarily from additional capital equipment purchases.

      Interest expense during the second quarter ending June 30, 1998 was $58,817 as compared to $517,930 for the second quarter of 1997. The decrease of $459,113 was primarily due to the conversion of notes payable into common stock in the first quarter of 1998. Interest and other income for the second quarter of 1998 was $40,056 as compared to $362 for the second quarter of 1997. The increase of $39,694 was primarily due a gain on sale of company asset.

      Equity in loss of unconsolidated subsidiary, Spectra Science, was $158,997 in the second quarter ending June 30, 1998 representing the remaining portion of the Company's investment in and advances to Spectra Science being fully written down after recognizing the Company's equity in the subsidiaries net losses.

      The Company has a consolidated net loss of $395,055 for the three months ended June 30, 1998, as compared to the net loss of $1,124,749 for the three months ended June 30, 1997. The $729,694 decrease in net loss is primarily attributed to decrease of interest in the amount of $459,113 and reduction of the Company's equity in the loss of its unconsolidated subsidiary Spectra Science.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

      Consolidated revenue for the six months ended June 30, 1998 were $3,765,123 and consisted primarily of laser division sales. Cost of sales totaled $2,225,839, and a gross profit of $1,539,284 was realized for the period. For the six months ended June 30, 1997, sales totaled $2,694,383 and consisted solely of laser division sales. Consolidated cost of sales was $1,553,044 for the first six months of 1997 and the Company realized a gross profit of $1,141,339 for that period.

      Operating expenses for the first six months ended June 30,1998 were $53,675 as compared to $73,423 during the first six months of 1997. The decrease is mainly attributed to cost reductions. Research & Development expenses were $579,033 during the first six months ended June 30, 1998 as compared to $470,287 during the first six months ended June 30, 1997. The increase was primarily due to the change in the equity method of accounting for the Company's investment in Spectra Science from the consolidated method in 1997.

      General and administration expenses for the six months ended June 30, 1998 were $690,690 as compared to $691,298 for the six months ended June 30, 1997. Selling expenses were $223,561 for the first six months ended June 30, 1998 as compared to $270,676 for the first six months of 1997. The decrease is primarily attributed to the transfer of the Vice President of Sales from Laser Fare to the Company's ExpressTool subsidiary.

      Depreciation and amortization expenses totaled $284,240 for the first six months of 1998 compared to $324,427 for the first six months of 1997. Decreased depreciation and amortization expense of $40,187 or 12% from the six months of 1997 resulted primarily from depreciation and amortization of older equipment becoming fully depreciated.

      Interest expense was $135,659 and $605,786 during the six-month periods ended June 30, 1998 and 1997 respectively. The decrease in interest expense of $470,127 was due primarily to the recognition of the discount attributed to the beneficial conversion feature of convertible debentures for the six months ended June 30, 1997. Interest and other income for the first six month period ended June 30, 1998 amounted to $32,775 compared to $2,063 for the first six months ending June 30, 1997. The decrease was primarily due to gain on sale of technology for the period ended June 30, 1997.

      The Company had a consolidated net loss of $812,971 for the six months ended June 30, 1998, as compared to a net loss of $1,986,223 during the six months ended June 30, 1998.

Part II - Other Information

Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 11, 1998                           INFINITE GROUP, INC.


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