Form 10QSB
period 1998-09-30
INFINITE GROUP INC
filed 1998-11-09
CIK 884650

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from period from  ______ to _______

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

  Delaware                                                       52-1490422
  -------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R. S. Employer
        of organization)                                 Identification No.)

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

                                   Yes |X|  No |_|

As of October 26, 1998 the Registrant has a total of 13,377,516 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format

                                   Yes |_|  No |X|

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997                    1

            Consolidated Statements of Operations - Three and
            Nine Months Ended September 30, 1998 and 1997               2

            Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1998 and 1997                           3

            Notes to Unaudited Consolidated Financial Statements       4-5

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                       6-13

PART II. OTHER INFORMATION

Items
 1-6        Not Applicable                                              13

SIGNATURES                                                              14

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         September 30,  December 31,
                                                             1998           1997
                                                         ------------   ------------
ASSETS

Current Assets
  Cash and cash equivalents                              $    540,230   $    541,653
  Restricted funds                                             66,194         69,280
  Accounts receivable, net of allowance                     1,048,546        954,378
  Inventories                                                 279,010        150,389
  Other current assets                                        221,938        174,798
                                                         ------------   ------------
          Total current assets                              2,155,918      1,890,498

Property and equipment, net                                 4,390,500      4,197,305

Other assets
  Notes receivable - stockholders                              57,214         87,642
  Inventoried parts                                            17,900         71,603
  Investment in subsidiary                                         --        437,375
  Investments                                                 250,000             --
  Other intangible assets, net                                387,688        266,506
                                                         ------------   ------------
          Total other assets                             $    712,802   $    863,126
                                                         ------------   ------------
                                                         $  7,259,220   $  6,950,929
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                          $    759,349   $    440,553
  Accounts payable and accrued expenses                       779,225        948,713
  Current maturities of long-term obligations                 529,243        946,305
                                                         ------------   ------------
          Total current liabilities                         2,067,817      2,335,571

Long term obligations                                       2,987,390      2,663,302

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
  shares authorized 13,326,165 and 12,616,483
  shares issued and outstanding                                13,326         12,616
  Additional paid-in capital                               20,692,388     19,236,206
  Accumulated deficit                                     (18,501,701)   (17,296,766)
                                                         ------------   ------------
       Total stockholders' equity                           2,204,013      1,952,056
                                                         ------------   ------------
                                                         $  7,259,220   $  6,950,929
                                                         ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                             1998               1997                 1998              1997
                                                         -------------      -------------        -------------     -------------
Sales                                                   $   1,703,793      $   1,361,741        $   5,468,916     $   4,056,124
Cost of goods sold                                          1,064,064            817,216            3,289,903         2,370,260
                                                        -------------      -------------        -------------     -------------
     Gross profit                                             639,729            544,525            2,179,013         1,685,864

Costs and expenses
     Operating expenses                                        79,408             32,058              133,083            91,981
     Research and development                                 153,730            189,785              732,763           660,072
     General and administrative expenses                      494,080            391,173            1,184,770         1,095,971
     Selling expenses                                          97,067            111,626              320,628           382,302
     Depreciation and amortization                            154,735            244,847              438,975           569,274
                                                        -------------      -------------        -------------     -------------
          Total costs and expenses                            979,020            969,489            2,810,219         2,799,600

Operating loss                                               (339,291)          (424,964)            (631,206)       (1,113,736)

Other income (expense)
     Equity in loss of unconsolidated subsidiary                   --           (276,251)            (437,375)       (1,008,043)
     Loss due to issuance of stock by unconsolidated
       subsidiary                                                  --            (62,341)                  --           (62,341)
     Interest expense                                        (103,359)          (101,493)            (239,018)         (707,279)
     Interest and other income                                 48,439             33,260               15,664            35,323
     Gain on sale of asset                                      1,500                 --               87,000            38,064
                                                        -------------      -------------        -------------     -------------
          Total other income (expense)                        (53,420)          (406,825)            (573,729)       (1,704,276)
                                                        -------------      -------------        -------------     -------------

Loss before provision for income taxes                       (392,711)          (831,789)          (1,204,935)       (2,818,012)

Provision for income taxes                                         --                 --                   --                --
                                                        -------------      -------------        -------------     -------------
     Net loss                                           $    (392,711)     $    (831,789)       $  (1,204,935)    $  (2,818,012)
                                                        =============      =============        =============     =============
Per share:
     Net loss per common share                          $       (0.03)     $       (0.09)       $       (0.09)    $       (0.30)
                                                        =============      =============        =============     =============
     Weighted average number of common
     shares outstanding                                    13,016,626          9,318,851           13,016,626         9,318,851
                                                        =============      =============        =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended   Nine Months Ended
                                                                           September 30,       September 30,
                                                                              1998                1997
                                                                         -------------        -------------
Cash flows from operating activities:
 Net loss                                                                $ (1,204,935)        $ (2,818,012)
Ajustments to reconcile net cash used in operating
activities:
 Depreciation and amortization                                                438,975              569,274
 Interest expense attributable to convertible debentures discount                  --              406,849
 Interest expense attributable to note discount amortization                   13,686                   --
 Interest and other expenses related to conversion of debentures
    paid via issue of additional common stock                                      --               57,898
 Loss attributed to unconsolidated subsidiary                                 510,875            1,008,043
 Loss due to issuance of stock by unconsolidated subsidiary                        --              119,603
 Gain on sale of assets                                                       (87,000)             (38,064)
 Asset write down and allowances                                               30,428               21,647
Changes in assets and liabilities:
   (Increase) decrease in assets
   Accounts receivable                                                        (94,168)            (104,702)
   Other current assets                                                       (47,140)             (60,106)
   Inventory and inventoried parts                                            (74,917)              45,289
   Increase in liabilities:
   Litigation settlement payable                                                   --             (350,000)
   Accounts payable and accured expenses                                     (117,580)             298,473
                                                                         ------------         ------------
Net cash used in operating activities:                                       (631,776)            (843,808)

Cash flows from investing activities:
  Investment in Spectra Science Corp.                                              --             (200,000)
  Purchase of property and equipment                                         (597,597)            (754,798)
  Purchase of investments                                                    (250,000)                  --
  Increase in intangible assets                                              (112,948)
  Proceeds from the sale of assets                                                 --              155,898
                                                                         ------------         ------------
Net cash used in investing activities                                        (960,545)            (798,900)

Cash flows from financing activities:
  Proceeds from convertible debentures, net of expenses                            --              968,000
  Net borrowings of short term debt                                            87,812              221,572
  Borrowings of long-term obligations                                       1,500,000                   --
  Repayments of long-term obligations                                              --             (145,372)
  Proceeds from issuance of common stock, net of expenses                          --            1,670,000
  Decrease in restricted funds, net                                             3,086                7,001
                                                                         ------------         ------------
Net cash provided by financing activities                                   1,590,898            2,721,201
                                                                         ------------         ------------
Net decrease in cash and cash equivalents                                      (1,423)           1,078,493
Cash and cash equivalents - beginning of period                               541,653              333,187
                                                                         ------------         ------------
Cash and cash equivalents - end of period                                $    540,230         $  1,411,680
                                                                         ============         ============
Supplemental schedule of non-cash transactions:
  Issuance of common stock in connection with director
    compensation accrued in the previous period                          $     21,876         $         --
                                                                         ============         ============
  Conversion of notes payable and accrued interest
     to common stock                                                     $    793,862         $         --
                                                                         ============         ============
  Forgiveness of note payable as consideration for
    options exercised                                                    $    106,743         $         --
                                                                         ============         ============
  Net liabilities assumed in connection with acquisition
    of subsidiary                                                        $     29,307         $         --
                                                                         ============         ============
  Forgiveness of accrued interest in connection with
    conversion of notes payable                                          $     30,032         $         --
                                                                         ============         ============

  Discount for warrants attached to note payble                          $    504,379         $         --
                                                                         ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which includes audited financial statements and footnotes as of and for the years ended December 31, 1997 and 1996.

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

                              INFINITE GROUP, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 5. - CONVERSION OF STOCKHOLDER NOTES PAYABLE

      The former chairman and principal stockholder of the Company advanced funds to the Company under convertible secured notes which mature through January 2000 with interest at 10%. The notes were convertible at rates between $1.13 and $4.63 in principal for each share of common stock. On February 25, 1998, $106,443 of notes payable, which were convertible into 42,597 shares of common stock, were canceled in payment of the exercise price of options exercised by the stockholder. The remaining notes of $794,162 plus accrued interest of $30,032 were converted into 506,777 shares of common stock on the same date.

NOTE 6. -  INVESTMENTS

      Investments represent 250,000 shares of common stock of Molecular Geodesics, Inc. (MGI), purchased in April, 1998. The Company has a one year consulting agreement with MGI. The Company receives $25,000 per month for the performance of its services. The investment is recorded at fair market value in accordance with Statement of Financial Accounting Standard 115, Accounting For Certain Investments In Debt And Equity Securities. As of September 30, 1998 cost approximates fair market value.

NOTE 7. - NOTE PAYABLE ISSUED WITH ATTACHED STOCK WARRANTS

      Effective June 30, 1998, the Company issued a $1,150,000 note payable to its President. The note has a term of 15 years and bears interest at a rate of 9.0% for the first year. After the first year the rate is adjusted annually to a rate equal to the one-year T-Bill rate plus 3.5%. The note is payable in equal monthly principal installments of approximately $6,400 plus interest. Additionally, the Company issued a second note in the amount of $250,000. The note has a one year repayment term and bears interest at the rate of 9.0%. Warrants to purchase 2,680,000 shares of common stock were issued in connection with these transactions. One-half of the warrants are fully vested as of September 30, 1998. A note discount was recorded in the amount of $504,379 for the value of the vested warrants. This discount will be amortized over the fifteen year term of the note. The discount associated with the remaining warrants will be recorded as they vest at the value on the date of vesting.

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

ExpressTool

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for high production injection mold tooling. Its technical capabilities allow molds, cavities and other types of tools to be made more productive than is currently possible with traditional methods. The Fortune 500 industrial companies that ExpressTool is making molds for are demanding a reduction in the time required to bring new products to market. ExpressTool's new proprietary technology not only answers the demand, but also provides superior thermal management. Thus ExpressTool's molds are more productive than conventional tools because of reduced cycle time, yielding a major cost reduction for the user. Management is currently searching for organizations having the needed capabilities that can be combined, through acquisition or joint business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base.

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

Spectra Science

      The Company owns 34% of Spectra Science Corp., ("Spectra") stock and is its largest shareholder. Spectra Science was created to commercialize a platform technology licensed from Brown University on an exclusive worldwide basis. In addition Spectra is commercializing a number of internally developed optically based technologies in the areas of product and document authentication, textile coding, combinatorial chemistry, photodynamic therapy and projection displays.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. From inception, through September 30, 1998, an aggregate of approximately $21.4 million, net of expenses, has been provided by debt and equity offerings. As of September 30, 1998 the Company has cash, cash equivalents and marketable securities totaling $540,230 available for its working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the three months ending September 30, 1998 were attributed to Laser Fare, the Company anticipates improved revenue from its other divisions, and expense containment measures continue to be implemented. Management is also pursuing other strategies for raising additional working capital through debt and equity transactions.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Consolidated revenues for the three months ended September 30, 1998 were $1,703,793 and consisted primarily of laser division sales. Cost of sales totaled $1,064,064, and a gross profit of $639,729 was realized for the quarter. Consolidated revenues for the three months ended September 30, 1997 were $1,361,741 consisting solely of laser division sales. Cost of sales totaled $817,216, and a gross profit of $544,525 was realized for the three months ended September 30, 1997.

      Operating expenses for the three months ended September 30, 1998 were $79,408 as compared to $32,058 for the third quarter of 1997. This increase was primarily as a result of additional operating expenses attributed to the Company's mid-west subsidiary, Mound Laser and Photonic Center. Research and Development expenses were $153,730 in the three months ended September 30, 1998 as compared to $189,785 in the third quarter of 1997. The reduction is due primarily to the Company's ExpressTool subsidiary's reducing its Research and Development activity, and placing increased emphasis on commercialization of its proprietary technology.

      General and administrative expenses were $494,080 for the three months ended September 30, 1998 as compared to $391,173 for the third quarter of 1997. The increase of $102,907 or 26% was primarily due to the Company's ExpressTool subsidiary's increased commercialization activity of its proprietary technology as well as the addition of the Company's mid-west subsidiary, Mound Laser and Photonic Center. Selling expenses were $97,067 for the quarter ended September 30, 1998, as compared to $111,626 for the third quarter of 1997. The decrease was primarily attributed to the transfer of the Vice President of Sales from the Laser Fare subsidiary to the ExpressTool subsidiary.

      Depreciation and amortization expenses totaled $154,735 for the third quarter of 1998, as compared to $244,847 for the third quarter of 1997. Decreased depreciation and amortization expense of $90,112 from the third quarter of 1997 resulted primarily from older equipment becoming fully depreciated.

      Interest expense during the third quarter ending September 30, 1998 was $103,359 as compared to $101,493 for the third quarter of 1997. Interest and other income for the third quarter of 1998 was $48,439 as compared to $33,260 for the third quarter of 1997.

      The Company has a consolidated net loss of $392,711 for the three months ended September 30, 1998, as compared to the net loss of $831,789 for the three months ended September 30, 1997. The $439,078 decrease in net loss is primarily attributed to the reduction of the Company's equity in the loss of its unconsolidated subsidiary Spectra Science of $276,251, a reduction in depreciation of approximately $90,000 and a third quarter 1997 non-recurring charge of approximately $62,000 resulting from the Company's unconsolidated subsidiary's issuance of common stock.

     Nine Months Ended September 30, 1998 Compared to the Nine Months Ended
                               September 30, 1997

      Consolidated revenues for the nine months ended September 30, 1998 were $5,468,916 and consisted primarily of laser division sales. Cost of sales totaled $3,289,903, and a gross profit of $2,179,013 was realized for the period. For the nine months ended September 30, 1997, sales totaled $4,056,124 and consisted solely of laser division sales. Consolidated cost of sales was $2,370,260 for the first nine months of 1997 and the Company realized a gross profit of $1,685,864 for that period.

      Operating expenses for the nine months ended September 30,1998 were $133,083 as compared to $91,981 during the first nine months of 1997. The increase was primarily attributed to increased commercialization activities in the Company's ExpressTool and Mound Laser and Photonic subsidiaries. Research & Development expenses were $732,763 during the nine months ended September 30, 1998 as compared to $660,072 during the nine months ended September 30, 1997. The increase was primarily due to research and development activity in the Company's ExpressTool subsidiary.

      General and administrative expenses for the nine months ended September 30, 1998 were $1,184,770 as compared to $1,095,971 for the nine months ended September 30, 1997. The increase of $88,799 was primarily due to the increased commercialization activities in the Company's ExpressTool and Mound Laser and Photonic subsidiaries. Selling expenses were $320,628 for the first nine months ended September 30, 1998 as compared to $382,302 for the first nine months of 1997. The decrease was primarily attributed to the transfer of the Vice President of Sales from the Laser Fare subsidiary to the ExpressTool subsidiary.

      Depreciation and amortization expenses totaled $438,975 for the first nine months of 1998 compared to $569,274 for the first nine months of 1997. The decrease in depreciation and amortization expenses of $130,299, or 23%, resulted primarily from older equipment becoming fully depreciated. Interest expense was $239,018 and $707,279 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in interest expense of $468,261 was due primarily to the recognition of the discount attributed to the beneficial conversion feature of convertible debentures during the 1997 period. Interest and other income for the nine months ended September 30, 1998 was $15,664 compared to $35,323 for the nine months ended September 30, 1997.

      The Company had a consolidated net loss of $1,204,935 for the nine months ended September 30, 1998, as compared to a net loss of $2,818,012 for the nine months ended September 30, 1997.

YEAR 2000 COMPLIANCE

      The Company is on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Year 2000 problem on the Company's operations.

      In 1997 the Company began an initiative to update and upgrade all computer systems so that it could attain competitive advantage. Early in 1998 the Company began to address the Year 2000 (Y2K) issue to insure all computer hardware and related software were Y2K compliant. As of September 30, 1998, all of the Company's internal business computer programs and systems were Y2K compliant. The total additional cost of the required modifications to become Y2K compliant was approximately $100,000.

      Year 2000 disruptions in client or vendor operations could result in one or more missing scheduled payments which could impact the Company's cash flow. Year 2000 disruptions of the operations of key vendors could impact the Company's ability to fulfill some of its contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial conditions. However, as a part of the Year 2000 project, the Company is mailing a questionnaire to all of its clients and vendors requesting the status of their Year 2000 compliance on or before March 30, 1999. This is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and reduce the possibility of significant interruptions of normal business operations.

Part II - Other Information

Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 9, 1998

                                          INFINITE GROUP, INC.


                                          By: /s/ Clifford G. Brockmyre
                                              ----------------------------
                                          Clifford G. Brockmyre, President
                                          And Chief Executive Officer


                                          By: /s/ Daniel T. Landi
                                              --------------------------
                                          Daniel T. Landi
                                          Chief Financial and Accounting
                                          Officer