Form 10KSB
period 1998-12-31
INFINITE GROUP INC
filed 1999-03-15
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1998
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from __________ to __________

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1490422
-----------------------------                  ---------------------------------
      (State or other                          (I.R.S. Employer Identification
      jurisdiction of                                        No.)
      incorporation or
       organization)

2364 Post Road, Warwick, RI                                 02886
-----------------------------                  ---------------------------------
  (Address of principal                                   (Zip Code)
    executive offices)

Issuer's telephone number                               (401) 738-5777

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on which
    Title of each class                                   registered
-----------------------------                  ---------------------------------
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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

    The issuer's revenues for the year ended December 31, 1998 were $7,396,105.

    As of March 10, 1999 there were 2,125,496 outstanding shares of common stock, par value $0.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 10, 1999, based on the average bid and asked price on such date was $3,023,682.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

   Transitional Small Business Disclosure Format:  Yes  |_|     No   |X|

                          INFINITE GROUP, INC.

                       Form 10-KSB Annual Report

                           TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I        ..........................................................      2
     Item 1.  Business..................................................      2
     Item 2.  Properties................................................      9
     Item 3.  Legal Proceedings.........................................      9
     Item 4.  Submission of Matters to a Vote of Security Holders.......     10
PART II       ..........................................................     10
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     10
     Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     11
     Item 7.  Financial Statements and Supplementary Data...............     21
     Item 8.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosures......................     22
PART III      ..........................................................     22
     Item 9.  Directors and Executive Officers..........................     22
     Item 10. Executive Compensation....................................     25
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management................................................     30
     Item 12. Certain Relationships and Related Transactions............     31
     Item 13. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.......................................     32


                 FORWARD LOOKING STATEMENT INFORMATION

    Certain statements made in this Annual Report on Form 10-K are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a statement by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 PART I

ITEM 1. BUSINESS

      Infinite Group, Inc.'s (the "Company" or Infinite") primary business areas include laser material processing, high productivity production tooling, advanced manufacturing methods and laser-application technology. The Company has four operating groups:

      o Laser Fare, providing comprehensive laser-based materials processing services to leading manufacturers;

      o ExpressTool, engaged in commercialization of its new proprietary high productivity production tooling (HTTP) technology;

      o Mound Laser & Photonics Center, offering a full range of laser material processing services in the Mid-West, as well as specialized laser and photonics services and applied research and development; and

      o The Advanced Technology Group, engaged in contract research and development.

Laser Fare, Inc.

      Laser Fare was a pioneer in the laser material processing business and has participated significantly in the development of the industry. Many laser-processing techniques were first developed at Laser Fare. The Company, and its key employees, are well known and highly regarded within the industry. Laser machining and welding was first used in industry in the early 1980's, mostly in the scientific and aerospace communities. Since that time capabilities have increased and awareness of the cost effectiveness of the process has become more widespread, increasing the market size. Approximately 75% of Laser Fare's sales come from customers in the land based turbines, medical devices and aerospace industries. Customers include General Electric Corporation, Pratt & Whitney, United Technologies Corporation, Allied Signal Corporation, Polaroid, Stryker Medical Corp. and Dey Laboratories.

      Laser Fare, while primarily engaged in contract laser material processing such as laser machining, welding, engraving and marking, also develops new applications for industrial lasers. The company has 20 high powered computer laser machining centers which are used to perform a wide variety of manufacturing processes and is capable of laser operations requiring four and five-axis manipulation. Work done includes, but is not limited to, welding and drilling of gas turbine blade assemblies (Laser Fare is certified by major gas turbine producers and also by the FAA for repairs of turbine engine components), welding of automotive gear sets, welding of cutters used for arthroscopic surgery, cutting of lenses for sunglasses and engraving on decorative industrial and medical components. During 1998, Laser Fare also provided a variety of value-add services that include assembly, heat treating, coating, testing, and inspection. Laser Fare was awarded a multi-year contract in excess of $5 million by Dey

Laboratories to manufacture and supply for retail and hospital customers, Astech Peak Flow Meters which measure lung capacity for asthma patients.

      New laser machines were acquired and others upgraded during 1998 providing Laser Fare with sufficient equipment to support planned near-term requirements as well as expand the scope of services it provides to existing and new customers.

      Laser Fare, located in Smithfield, Rhode Island, operates in a modern industrial building of 17,000 square feet under a capital lease agreement with the Rhode Island Industrial Board and rents 8,000 additional square feet of manufacturing space in an adjacent building.

      Laser Fare competes with a number of small, mostly privately owned businesses, and in some cases, with laser processing organizations internal to customer organizations. Laser Fare is successful in building its business based upon its reputation for quality, delivery performance, technical capability and sensitivity to its customers needs.

      Laser Fare's sales volume has been increasing and management expects this trend to continue, however, there is no assurance that this will occur.

ExpressTool

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for high productivity production injection mold tooling. ExpressTool's technical capabilities allow molds, cavities and other types of tools to be made more productive than is currently possible with traditional methods. The technology was developed over the last few years under a collaborative research and development agreement with a major industrial company. Express Tool has exclusive rights to the technology for all industries other than the markets its industrial partner competes in. The new proprietary technology can reduce the molding time of products by 20 to 30 percent by facilitating the use of high productivity production inserts for molds. A key to the reduction cycle time is the use of conformal cooling, which removes heat from molds more efficiently and uniformly than conventional methods. The patent-pending technology utilizes a unique composite fabrication method, which reduces part cycles and minimizes distortion, thus reducing costs and improving accuracy.

      In August 1998, ExpressTool entered into an exclusive agreement with GE Plastics to test ExpressTool's new proprietary mold making technology that will substantially improve the productivity of plastic injection molding tools. The goal is to validate and accelerate the commercialization of the ExpressTool technology. It has been found that ExpressTool's molds, incorporating proprietary cooling techniques, permit more rapid molding cycles than conventional tools and with highly corrosive glass filled polymers, tool wear has been significantly reduced and are major benefits to the user. ExpressTool has had articles on its technology featured in leading industry publications including Modern Plastics, Injection Molding, Plastics Technology, Molding Systems, and a smaller article in Appliance Manufacturer, which have addressed the technology and ExpressTool's relationship with G.E. Plastics.

      The Company has had discussions with organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base. These efforts have resulted in the establishment of a responsive network of competencies, either owned or strategically aligned, which allow ExpressTool to participate in projects having a wide range of scope and complexity. This planned outcome is the foundation and platform for ExpressTool's growth. It is anticipated that sales revenues in 1999 will increase rapidly with further customer acceptance, but there is no assurance these results will occur.

Mound Laser and Photonics Center

      Mound Laser and Photonics Center ("MLPC"), located in Miamisburg, Ohio, was acquired by the Company in February 1998. MLPC specializes in laser applications, photonics applications and material processing, and provides services to the industrial, governmental and educational sectors. The Midwest location, a region long known for its expertise in materials and material science, gives the Company a platform for growth into the automotive, aerospace, tool and die, and other local industries. MLPC offers a wide range of materials processing services with major emphasis on laser marking, as well as applied research and development and more specialized laser and photonics services. Specialized services include growth of thin films by pulsed laser deposition, applications of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has submitted provisional patents on pulsed laser deposition and specific applications of the technology. The combination of Laser Fare's expertise in materials processing and MLPC's expertise in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology that can significantly enhance Laser Fare's and ExpressTool's capabilities.

Advanced Technology Group

      Advanced Technology Group ("ATG"), was created to take advantage of the technical know-how acquired with Laser Fare in the application of lasers for industrial requirements. Since its inception in 1993, ATG has been performing technical development and managing research and development programs for industrial customers. In addition to being compensated for services performed, ATG obtains intellectual property rights to the proprietary technology derivative of these services that provide future opportunities for the Infinite Group. The Company's ExpressTool subsidiary is a prime example of this.

      During 1998, ATG entered into a contract with Molecular Geodesics Inc. ("MGI"), of Cambridge, MA. MGI is involved in creating technologies using biomimetic principals. These principals mimic the mechanical attributes of living cells and tissues and apply these to medical, industrial and military applications. MGI was awarded a $6.4 million Defense Advanced Research Project Administration (DARPA) contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will assist MGI in the creation, development, improvement and modification of manufacturing techniques for tensegrity structures. ATG will utilize ExpressTool's proprietary techniques to fabricate structures for these "bioskins." ATG will receive as compensation for the performance of its services, the sum of $300,000 payable at the rate of $25,000 per month, plus expenses.

      In March 1997, ATG was awarded a two-year $500,000 Phase II follow-up contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico. The contract focused on the continued development of direct materials processing applications and the commercialization of high power, high-brightness laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Technical Institute of St. Petersburg, Russia. [In April 1998, the Company entered into an agreement with The Laser Company ("TLC") to license the Company's high-brightness laser technology related to the Phillips contract. Under this contract, the Company received $10,000 during 1998 and may receive additional payments.

      In June 1998, ATG was awarded a two-year, $280,000 contract from Triton Systems of Chelmsford, MA. The goal of the contract is to laser fabricate aerospace components from metal matrix composite materials. These are strong lightweight materials that are particularity useful in high temperature environments. Triton Systems awarded this contract to ATG as part of its SBIR program funded by the Phillips Laboratory at Kirkland Air Force Base in New Mexico.

      ATG is involved in several smaller early stage programs which could potentially result in contracts in 1999, however, there is no assurance that any contract will materialize.

Sale of Spectra Science Interest

      Infinite acquired a majority interest in Spectra Science Corporation ("Spectra") in August 1996, through the purchase of 2.7 million shares of Series A Preferred Stock in a cash transaction valued at $2.7 million. Spectra's operations comprised the Company's Photonic Materials business segment. In January 1997, Infinite purchased an additional 200,000 Shares of Series A Preferred Stock from Spectra for $200,000. During 1997, Spectra issued additional preferred stock to third-party investors, the effect of which reduced Infinite's voting interest in Spectra from 66% at December 31, 1996 to 34% at December 31, 1997. Further, its liquidation rights were subordinate to the Series C and B preferred shares subsequently issued. The Company accounted for its 34% investment under the equity method of accounting. Under the equity method, the Company recognized its share of earnings and losses of the subsidiary as accrued. Accordingly, the Company recognized as its equity in the losses of Spectra, after the common shareholders, 70% of Spectra's losses until its original investment had been reduced to zero, which occurred during the quarter ending June 30, 1998.

      The Company's expectation when it acquired Spectra was that Laser Fare would provide manufacturing services for Spectra as Spectra developed new products and materials. This prospective relationship did not materialize. Accordingly, in December 1998, the Board of Directors of the Company made a decision to dispose of the Company's equity interest in Spectra and utilize the proceeds to retire debt obligations, fund expansion of Laser Fare and Express Tool and for general working capital purposes. During December 1998 and February 1999, the Company consummated the sale of 2,431,056 shares, or 85%, of its Spectra Series A Convertible Preferred Stock, yielding net proceeds of approximately $4.6 million, $1.0 million of which was received in December 1998 and the balance was received in February 1999. As a result of this transaction, the Company recognized a $1 million gain on the sale in fiscal 1998 and will recognize a $3.6 million gain on the sale in fiscal 1999.

      In February 1999, the Company completed the divestiture of its equity interest in Spectra, through the sale of 611,194 shares of Series A Preferred Stock of Spectra (valued at $2.25 per share) in consideration for the retirement of 550,075 (post reverse-split) shares of the Company's common stock. As a result of this transaction the Company will recognize a gain of $1.375 million in the first quarter of 1999.

      As a result of the Company's sale of its investment in Spectra, as more fully discussed in footnote 13 to the audited financial statements -- Income Taxes, and the resulting gain of approximately $3.17 million for income tax reporting purposes, there is the indication that the Company will be able to utilize a portion of its net operating loss carryforwards to eliminate the taxable gain. Accordingly, based upon the Company's current and estimated future taxable income, the Company has determined that it will realize a deferred tax benefit of $1.067 million attributed to the utilization of the net operating loss carryforwards that existed at January 1,1998. This deferred tax benefit has been included in income from continuing operations for the year ended December 31, 1998. At December 31,1998, $825,000 of the benefit has been reflected as a current deferred tax asset because it relates to the approximate $2.6 million of the taxable gain from the sale of Spectra that will be reported in fiscal 1999. The balance of the deferred tax benefit of $242,000 has been charged against the gain on the disposal of Spectra recognized in the results of operations for the year ended December 31, 1998.

             CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

    The following factors may affect the future growth of the Company and should be considered by any prospective purchaser of the Company's securities:

Accumulated Deficit; Recurring Losses. At December 31, 1998, the Company had an accumulated deficit of $17,418,652. The Company also experienced approximately $4,322,422 and $121,886 of net losses, respectively, during the years ended December 31, 1997 and 1998. No assurance can be given that the Company will not continue to incur net losses.

Vulnerability of Service Businesses. The Company's revenues are primarily generated by the services offered by the Company's divisions, namely, laser contract material processing services and laser consulting services. A substantial portion of these services are being rendered under short-term contracts which can be terminated or not renewed by the party or parties receiving the services. In addition, the business of providing services is always subject to interruptions by external factors, such as customer's eliminating products, unavailability of materials or customer's developing internal capacity to perform specialized laser services, which can further impair revenues. For all of these reasons there can be no assurance that the Company's revenues from its service businesses will improve or even that its existing revenues will be maintained.

Uncertainty of Laser Business. The Company's current laser business is subject to a number of risks including the need for additional financing to fund acquisitions and expansion, technical obsolescence of its processes and equipment, increased competition and dependence upon, and need for, qualified personnel. There is no assurance that the Company's current laser business will continue to operate profitable in future periods.

Dependence Upon, and Need for, Key Personnel; Possible Adverse Effect if Key Personnel Are Not Retained. The Company's success will depend, in large part, on its continued ability to attract and retain highly qualified engineering, marketing and business personnel. Competition for qualified personnel may be intense and the Company will be required to compete for such personnel with companies having substantially greater financial and other resources. The Company's inability to attract and retain such personnel could have a material adverse effect upon its business. Further, the Company is dependent on certain management personnel for the operation and development of its business, particularly Clifford G. Brockmyre, the President, Chief Executive Officer and a principal beneficial shareholder of the Company. The loss or a reduction in the time devoted by Mr. Brockmyre to the Company's business could have a material adverse effect on the Company's business.

Intense Competition and Rapid Technological Change. The Company is engaged in rapidly evolving and highly competitive fields. Competition is intense and expected to increase. Most of the companies in competition with the Company have substantially greater capital resources, research and development staffs, facilities and experience in the furnishing of services. These companies, or others, could undertake extensive research and development in laser technology and related fields which could result in technological changes not yet adopted by the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies in these fields which will enable them to offer laser services more advanced and less costly than any offered by the Company or which could render the Company's technologies obsolete.

Lack of Technology Protection. The Company employs various methods, including confidentiality agreements with employees to protect its proprietary know-how. Such methods may not afford complete protection, however, and there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. With respect to patent applications filed by the Company, there can be no assurance that any patents will be granted, or that if granted such patents would provide the Company with meaningful protection from competition.

Loss Carryforward At December 31, 1998, the Company had approximately $13,096,000 in available federal net operating losses for federal tax reporting purposes which may be carried forward to offset future years taxable income subject to certain limitations. Due to a greater than 50% change in stock ownership during 1993 the utilization of net operating loss carryforward generated to the date of such change is limited. Moreover, other shareholder changes including the possible issuance by the Company of additional shares in one or more financings may further limit the utilization of the operating loss carryforward.

Risk of Nasdaq Delisting. The Company's Common Stock is listed on the Nasdaq SmallCap Market System and in connection therewith the Company is required to maintain continued listing requirements including $2 million of net tangible assets and a minimum bid price of $1.00. During 1998, the Company received notifications with respect with its failure to comply with certain of these requirements including the $1.00 minimum bid price requirement. In connection therewith, and pursuant to a hearing before Nasdaq's Qualification Listing Committee, the Company submitted a proposal setting forth a plan for compliance with the continued listing requirements which included effecting the 1-for-5 reverse stock split. The Company's compliance plan was approved by Nasdaq and in furtherance thereof the reverse split was consummated in February 1999. The Company believes that, as a result of the stock split and other recent transactions, it will continue to meet the minimum listing requirements for the continued listing of its Common Stock on the Nasdaq SmallCap Market. However, no assurance can be given that the Company will continue to meet such requirements. In the event that the Company does not meet the continued listing requirements, the Common Stock is subject to delisting from the Nasdaq SmallCap Market, whereupon it would trade on the Nasdaq Electronic Bulletin Board. Such an event would make it more difficult for shareholders to effect transactions in the Company's Common Stock.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Common Stock. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is removed from listing on Nasdaq, the Common Stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such Common Stock to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the Common Stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Common Stock and accordingly the market for the Company's Common Stock.

                                    Employees

      As of December 31, 1998, the Company had 93 full-time employees. The Company's ability to develop, manufacture and market its products and service, and to establish and maintain a competitive position in its businesses will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

      The Company entered into a new five-year lease of approximately 2,223 square feet for its corporate offices for a term starting March 1, 1998 and ending March 2002. The fixed annual rent for the premises is $31,122 for the first year, $33,342 for the second and third years and $35,568 for the fourth and fifth years. ExpressTool leases approximately 5700 square feet of office and laboratory space in Warwick, RI for a term starting August 1, 1998 and ending July 31, 2001. The annual rent is $76,950 per year.

      Laser Fare acquired certain equipment and an operations facility with approximately 17,000 square feet located in Smithfield, Rhode Island, under a capital lease obligation. The interest rate on the underlying Industrial Revenue Bond ranges from 6.0% to 7.25%. Combined annual payments of principal and interest are approximately $115,200 during the first ten years of the lease and $55,200 per year thereafter through June 2012. As of June 1996, Laser Fare began renting an additional 8,000 square feet of manufacturing space at $2,300 per month.

      Mound Laser and Photonics operates in a 4,069 square foot facility located in Miamisburg, Ohio. The annual rent under the lease agreement, which expires on December 31, 2003, is $30,948.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 3, 1998, the Company held its 1998 Annual Meeting of Stockholders pursuant to notice. At such meeting, the following directors were elected to hold such office until the 1999 Annual Meeting of Stockholders or until their successors are duly elected and qualified: Clifford G. Brockmyre, James P. Sherblom, Michael S. Smith, Paul Watson and William G. Lyons III (receiving 10,708,297 votes in favor, with and 125,666 abstentions). Further, the Company's 1998 Stock Option Plan was approved (10,427,804 votes in favor, 366,548 votes against and 39,611 abstentions) and the appointment of Freed Maxick, Sachs & Murphy, P. C. as the company's auditors for the 1998 fiscal year was ratified (10,662,177 votes in favor, 146,275 votes opposed and 25,511 abstentions). Finally, an amendment to the Company's Certificate of Incorporation authorizing a reverse split was approved (7,713,161 votes in favor, 570,425 votes against and 2,550,337 abstentions) and a proposal to amend the Company's Certificate of Incorporation to create three classes of Directors to serve for staggered terms did not receive the affirmative vote of greater than 50% of the outstanding shares of the Company's Common Stock (5,206,920 votes in favor, 129,658 votes against and 115,536 abstentions).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock (the "Common Stock") is quoted on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol "IMCI". The following table sets forth the high and low bid prices of the Common Stock for the past two fiscal years by quarter as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions. On February 16, 1999, the Company effected a one-for-five reverse stock split of its Common Stock. As a result, for the twenty trading days commencing on February 16, 1999, the Company's Common Stock will be quoted on Nasdaq under the symbol "IMCID." The following historical information does not give effect to the reverse stock split.

      Period                             High                   Low
--------------------                ----------------       ---------------

1997

First Quarter                           2  1/16                  1  9/16
Second Quarter                          2   1/8                  1   7/8
Third Quarter                           1 11/16                  1  3/16
Fourth Quarter                          1 15/16                    21/32

1998

First Quarter                            1 1/5                  1 1/8
Second Quarter                           1                      15/16
Third Quarter                             9/16                    1/2
Fourth Quarter                             1/2                   5/16

      The Company believes that, as of March 2, 1999, it has approximately 1,800 beneficial stockholders.

Dividend Policy

      The Company does not expect to declare or pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings, if any, in order to expand its operations. The payment of dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, if any, its capital requirements and financial condition and other relevant factors. Under the terms of the Company's credit facilities, the Company is prohibited from paying dividends or making other cash distributions.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 6 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

      Infinite Group, Inc.'s (the "Company" or Infinite") primary business areas include laser material processing, high productivity production tooling, advanced manufacturing methods and laser-application technology. The Company has four operating groups:

      o Laser Fare, providing comprehensive laser-based materials processing services to leading manufacturers;

      o ExpressTool, engaged in commercialization of its new proprietary high productivity production tooling (HTTP) technology;

      o Mound Laser & Photonics Center, offering a full range of laser material processing services in the Mid-West, as well as specialized laser and photonics services and applied research and development; and

      o The Advanced Technology Group, engaged in contract research and development.

Laser Fare

      Laser Fare has been successful in building its business based upon its reputation for quality, performance, technical capability and sensitivity to its customers needs and operations, and continue to be profitable on a stand-alone basis.

      While primarily engaged in contract laser material processing, Laser Fare develops new applications for industrial lasers. The facilities 20 high powered computer based lasers are capable of performing a wide variety of manufacturing processes and are capable of laser operations requiring four and five-axis manipulation. Approximately 75 percent of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, and Stryker Medical. Laser Fare also provides a variety of value-add services, that include assembly, heat treating, coating, testing, and inspection. During 1998, Laser Fare was awarded a two-year contract in excess of $5 million by Dey Laboratories to manufacture and supply for retail and hospital customers, Astech Peak Flow Meters which measure lung capacity for asthma patients.

      New laser machines were acquired and others were upgraded during 1998 providing Laser Fare with sufficient equipment to support near-term requirements. Laser Fare's facilities can support near term demands as well, however its five-year business and marketing plan demonstrates the need for additional manufacturing space, and, accordingly, it is currently seeking such additional space. Management believes that such expansion space will be available on terms and conditions reasonably acceptable to it.

      Laser Fare's sales volume continues to increase and management expects this trend to continue; however; there is no assurance that sales volume will continue to increase.

ExpressTool

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for high productivity production injection mold tooling. ExpressTool technical capabilities allow molds, cavities and other types of tools for plastic injection moldings to be more productive than molds made using conventional techniques. Most manufacturers are striving to reduce the time required to bring new products to market for competitive reasons. Building molds and other tools in many instances requires half or more of the total new product development cycle. ExpressTool's new proprietary technology can reduce the molding time of products by 20 to 30 percent by facilitating the use of high productivity production inserts for molds. A key to the reduction cycle time is the use of conformal cooling, which removes heat from molds more efficiently and uniformly than conventional methods. The patent-pending technology utilizes a unique composite fabrication method, which reduces part cycles and minimizes distortion, thus reducing cost and improving accuracy. ExpressTool is building molds using its proprietary processes for several Fortune 500 industrial companies.

      In August 1998, ExpressTool entered into an exclusive agreement with GE Plastics to test ExpressTool's new proprietary mold making technology that will substantially improve the productivity of plastic injection molding tools. The goal of the agreement is to validate and accelerate the commercialization of the ExpressTool technology. It has been found that ExpressTool's molds, incorporating proprietary cooling techniques, permit more rapid molding cycles than conventional tools, a major benefit to the user.

      ExpressTool has had articles on its technology featured in leading industry publications including Modern Plastics, Injection Molding, Plastics Technology, Molding Systems and a smaller article in Appliance Manufacturer which have addressed the technology and ExpressTool's relationship with GE Plastics.

      The Company had discussions with organizations having the needed capabilities that can be combined, through acquisition or some other business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base. These efforts have resulted in the establishment of a responsive network of competencies, either owned or strategically aligned, which allows ExpressTool to participate in projects having a wide range of scope and complexity.

      This planned outcome is the foundation and platform for ExpressTool growth. It is anticipated that sales in 1999 will increase with further customer acceptance; however, there is no assurance these results will occur.

Mound Laser and Photonics Center

      Mound Laser and Photonics Center ("MLPC"), located in Miamisburg, Ohio was acquired by the Company in February 1998. MLPC specializes in laser applications, photonics applications and material processing, and provides services to the industrial, governmental and educational sectors. The Midwest location, a region long known for its expertise in materials and materials science, gives the Company a platform for growth into the automotive, aerospace, tool and die, and other local industries. MLPC offers a wide range of materials processing services with major emphasis on laser marking, as well as applied research and development and more specialized laser and photonics services. Specialized services include growth of thin film by pulsed laser deposition, applications of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has submitted provisional patents on pulsed laser deposition and specific applications of the technology. The combination of Laser Fare's expertise in materials processing and MLPC's expertise in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology that can significantly enhance Laser Fare's and ExpressTool's capabilities.

Advanced Technology Group

      Advanced Technology Group, ("ATG"), was created to take advantage of the technical know how built up during the early years of Laser Fare in the application of lasers toward the solution of industrial requirements. ATG has been performing technical consulting and managing research and development programs for industrial customers. In addition to being compensated for services performed, ATG obtains intellectual property rights to the developments created under these services that provide future opportunities for the Company. The ExpressTool subsidiary is a prime example of this.

      During 1998, ATG entered into a one-year consulting agreement with Molecular Geodesics Inc. ("MGI"), of Cambridge, MA. MGI is involved in creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. MGI was awarded a $6.4 million DARPA (Defense Advanced Research Project Administration) contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will assist MGI in the creation, development, improvement and modification of manufacturing techniques for tensegrity structures for medical and industrial applications to support MGI's business. ATG will utilize ExpressTool's proprietary technology to fabricate structures for these "bioskins." ATG will receive as compensation for the performance of its services, the sum of $300,000 payable at the rate of $25,000 per month, plus expenses.

      In March 1997, ATG was awarded a two-year $500,000 Phase II follow-on contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico. The contract is focused on the continued development of direct materials processing applications and the commercialization of high power, high-brightness laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Technical Institute of St. Petersburg, Russia. In April 1998, the Company entered into an agreement with The Laser Company ("TLC") to license the Company's high-brightness laser technology related to the Phillips contract in exchange for royalty payments. The license agreement provides TLC the right to manufacture and sell products and services using this technology, and the Company retains the rights to materials processing applications of the technology.

      In June 1998, ATG was awarded a two-year, $280,000 contract from Triton Systems of Chelmsford, MA. The goal of the contract is to laser fabricate aerospace components from metal matrix composite materials. These are strong lightweight materials that are particularity useful in high temperature environments. Triton Systems awarded this contract to ATG as part of its SBIR program funded by the Phillips Laboratory at Kirkland Air Force Base in New Mexico.

      ATG is involved in several smaller early stage programs that may result in contracts in 1999, but there can no assurance that any contracts will materialize.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October 1993 public offering of its common stock. During the year ended December 31, 1998, an aggregate of approximately $1.65 million, net of expenses, was provided by debt offerings. In addition, approximately $900,000 of debt was retired in connection with the conversion of notes payable to Common Stock. As of December 31, 1998, and February 28, 1999 the Company had cash, cash equivalents and marketable debt securities of approximately $1.0 million and $3.8 million, respectively, available for its working capital needs and planned capital asset expenditures.

      On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at a rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5%. The president and chief executive officer also loaned the Company $250,000 earlier in the year. This note is repayable over a term of one year and bears interest at a rate of 9.0%. In consideration for the loans, the Company granted the lender detachable warrants to purchase 536,000 shares of Company Common Stock exercisable at $1.12 per share. Half of the warrants are immediately vested and, provided the loan remains outstanding, the remaining 50% vest in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable.

      During December, 1998 and February 1999 the Company consummated the sale of 2,431,056 shares, or 85% of its Spectra series A Convertible Preferred Stock yielding net proceeds to the Company of approximately $4.6 million, $1.0 million of which was received in December, 1998 and the balance received in February, 1999.

      While revenues were realized in fiscal 1998 on a consolidated basis, substantially all the of revenues were attributed to Laser Fare. Through improved revenues being realized by the Company, operating cost reductions being implemented and reduction of interest costs through the conversion of debentures, net losses significantly decreased in 1998. At December 31, 1998 and February 28, 1999 the Company had working capital of approximately $1.0 million and $3.8 million, respectively. The Company believes that these funds, together with its credit facilities, will be sufficient to satisfy the Company's short term working capital needs. In connection with its on-going business expansion program, management is also pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that the Company's current working capital will be adequate to fund its current operations and business expansion or that management will be successful in raising additional working capital.

RESULTS OF OPERATIONS

Industry Segments

Laser Fare, Inc.

      Revenues from the laser material processing, value added services and advance technology consulting services from its Advanced Technology Group for the year ended December 31, 1998 were approximately $6,879,052 and provided a gross profit for the period of approximately $2,751,150.

ExpressTool

      Revenue from initial molds produced using its conformal cooling and proprietary thermal management for high productivity production injection tooling for the year ended December 31, 1998 was approximately $442,906 and provided a gross profit of $56,245.

Mound Laser & Photonic Center

      Revenue from materials processing services with major emphasis on laser marking, as well as applied research and development and more specialized laser and photonics services for the year ended December 31, 1998 was approximately $74,147 and provided a gross profit of $7,997.

                          Comparison of the Years Ended
                           December 31, 1998 and 1997

      In 1998, consolidated revenues were $7,396,105 on cost of sales of $4,760,733, resulting in a gross profit of $2,635,372 for the year. Consolidated revenues in 1997 were $5,448,575 on cost of sales of $3,376,353 resulting in a gross profit of $2,072,222.

      Research and development expenses increased during 1998 to $1,060,021 from $770,758 in 1997, or an increase of $289,263 or 37.5 %. The increase is primarily attributed to the Company's ExpressTool subsidiary's continued investment in its proprietary injection mold tooling technology research and development.

      General and administrative expenses decreased to $1,763,897 in 1998 from $1,820,663 in 1997, a decrease of $56,766 or 3.1%. The decrease is primarily attributed to continued cost reduction management.

      Selling expenses of $427,889 in 1998 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expense of $470,723 in 1997 were primarily attributed to similar activities at Laser Fare.

      For the year ended December 31, 1998, depreciation and amortization costs were $628,861 as compared to $741,112 for 1997. Amortization of deferred financing costs provided approximately $12,000 of the costs as compared to $187,000 in 1997. The decrease resulted from several conversions of convertible debentures to common stock in 1997, resulting in the write-off of the corresponding financing costs in that year. Amortization of purchased technology and goodwill totaled $50,760 and $49,426 for 1998 and 1997, respectively.

      Interest expense was $373,405 during 1998, as compared to $804,873 in 1997, a decrease of $407,700 or 52.2%. Included in interest expense is a charge for convertible debenture discounts in the amount of $406,849 in 1997. This amount was zero in 1998 due to no debentures being issued. Interest income was $40,287 in 1998, as compared to $39,154 in 1997.

      The decrease in losses of the disposed business segment, Spectra, from $1,958,520 for 1997 to $437,375 in 1998, was due to the Company's investment being fully written off during 1998.

      The $1,067,000 deferred income tax benefit recognized in fiscal 1998 relates to the Company's ability to utilize the net operating loss carryforwards for income tax purposes to offset the estimated taxable gain on the sale of Spectra Science Corp. in fiscal 1998 and 1999. In fiscal 1997 and prior, a valuation allowance was recorded against the estimated deferred tax benefits associated with the net operating loss carryforwards because of the uncertainty as to the Company's ability to generate sufficient taxable income in the future to utilize the losses before their expiration.

      Gain on the disposition of a discontinued segment of $831,500, net of income taxes, in 1998 was due to receipt of the first increment of funds from the sale of the Company's holdings in Spectra.

      All of these factors contributed to the net loss of $121,886 in 1998 as compared to the net loss of $4,322,422 in 1997.

                          Comparison of the Years Ended
                           December 31, 1997 and 1996

      In 1997, consolidated revenues were $5,448,575 on cost of sales of $3,376,353, and gross profit in the amount of $2,072,222 realized during the year. Revenues and gross profit for the prior year period were $5,080,207 and $1,922,904, respectively.

      Research and development expenses increased during 1997 to $770,758 from $125,354 in 1996 an increase of $645,404 or 514%. The increase was primarily due to research and development activity in the Company's ExpressTool subsidiary.

      General and administrative expenses decreased to $1,820,663 in 1997 from $2,113,655 in 1996, a decrease of $292,992. The decrease is primarily attributed to reduction of litigation legal expense and continued cost reduction management.

      Selling expenses of $470,723 in 1997 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expense of $511,208 in 1996 were primarily attributed to similar activities at Laser Fare.

      For the year ended December 31, 1997, depreciation and amortization costs were $741,712 as compared to $1,006,784 for 1996. Amortization of deferred financing costs provided approximately $187,000 of costs as compared to $528,000 in 1996. Amortization of purchased technology and goodwill totaled $49,426. The decrease resulted from a reduction in the amount of convertible debentures issued and related conversions to common stock in 1997 as compared to 1996.

      Interest expense was $804,873 during 1997, as compared to $1,815,465 in 1996, a decrease of $1,010,592 or 56%. Included in interest expense is a charge for convertible debenture discounts in the amount of $406,849 for 1997, compared to $1,393,555 in 1996. The decrease in this component of interest expense is due to a decrease in the issuance of convertible debentures in 1997 compared to 1996 and a significantly reduced level of borrowings during 1997. Interest income of $39,154 in 1997, as compared to $91,517 in 1996, represents a decrease of $52,363 or 57.2%.

      Losses of a discontinued segment, Spectra Science Corp., were $1,958,520 in 1997, as compared to $504,105 in 1996. Spectra commenced operations in August 1996.

      All of these factors contributed to the net loss of $4,322,422 in 1997 as compared to the net loss of $4,693,531 in 1996.

RECENT DEVELOPMENTS AND RELATED PRO FORMA
INFORMATION (unaudited)

      Since December 31, 1998, the Company has consummated certain transactions which have had a material impact on the Company's financial condition. In addition, the Company anticipates certain transactions in the foreseeable period. Accordingly, the pro forma information set forth below, gives effect to the following events as if they had occurred as of January 31, 1999:

Sale of Spectra Holdings. During December 1998 and February 1999, the Company consummated the sale of 2,431,056 shares, or 85%, of its Spectra Series A Convertible Preferred Stock, yielding net proceeds of approximately $4.6 million, $1.0 million of which was received in December 1998 and the balance was received in February 1999. As a result of this transaction, the Company recognized a $1 million gain on the sale in fiscal 1998 and will recognize a $3.6 million gain on the sale in fiscal 1999.

Recapture of Treasury Shares. In February 1999, the Company completed the divestiture of its equity interest in Spectra, through the sale of 611,194 shares of Series A Preferred Stock of Spectra (valued at $2.25 per share) in consideration for the retirement of 550,075 (post reverse-split) shares of the Company's common stock. As a result of this transaction the Company will recognize a gain of $1.375 million in the first quarter of 1999.

Proposed Retirement of Debt. On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at a rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5%. The president and chief executive officer also loaned the Company $250,000 earlier in the year. This note is repayable over a term of one year and bears interest at a rate of 9.0%. In consideration for the loans, the Company granted the lender detachable warrants to purchase 536,000 shares of Company Common Stock exercisable at $1.12 per share. Half of the warrants are immediately vested and, provided the loan remains outstanding, the remaining 50% vest in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable. The Board of Directors intends at its next meeting to authorize the repayment of these loans. As a result thereof, warrants covering 134,000 shares will be cancelled.

      The following unaudited proforma balance sheet of the Company at January 31, 1999 includes all adjustments to reflect the foregoing transactions:


Pro Forma Balance Sheet:

                                                           Proforma Adjustments           Proforma January
                                  January 31,        ---------------------------------        31, 1999
          ASSETS                1999 (unaudited)          Debit            Credit            (unaudited)
----------------------------    ----------------          -----            ------         ----------------
Current assets                  $   3,333,637        $  3,621,881(2)   $  1,364,788(4)    $   4,765,730
                                                                            825,000(3)
Property and equipment, net         4,442,338                                                 4,442,338
Notes receivable--
stockholders                           47,102                                                    47,102
Other intangible assets,
net                                   342,565                                                   342,565
Other investment                      250,000                                                   250,000
                                -------------        ------------      ------------       -------------
                                $   8,415,645        $  3,621,881      $  2,189,788       $   9,847,735
                                =============        ============      ============       =============


                                                           Proforma Adjustments           Proforma January
LIABILITIES AND                   January 31,        ---------------------------------        31, 1999
STOCKHOLDER'S EQUITY            1999 (unaudited)          Debit            Credit            (unaudited)
----------------------------                            -----            ------         ----------------
Current liabilities             $   2,261,951        $    260,237(4)                        $  2,001,714
Long Term Obligations               2,301,682                                                  2,301,862
Notes payable --
stockholders                          601,955           1,104,551(4)        502,596(5)
Stockholders' equity                3,249,874           1,375,187(1)      1,375,187(1)
                                                          825,000(3)      3,621,881(2)
                                                          502,596(5)                           5,544,159
                                -------------        ------------        ----------         ------------
                                $   8,415,652        $  4,067,571        $5,499,664         $  9,847,735
                                =============        ============        ==========         ============

----------

1 -- To record repurchase of Common Stock in exchange for Spectra shares. 2 -- To record sale of Spectra stock to Spectra insiders and outside third parties.
3 -- To record tax effect of Spectra stock sale.
4 -- To record repayment of stockholder notes.
5 -- To write-off note discount relating to detachable warrants issued in conjunction with stockholder notes.

YEAR 2000 COMPLIANCE

      The Company is on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the 1900 and the year 2000. This may lead to disruptions in the operations of business and government entities resulting from miscalculations or systems failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Year 2000 problem on the Company's operations.

      In 1997 the Company began an initiative to update all computer systems so that it could attain competitive advantage. Early in 1998, the Company began to address the Year 2000 (Y2K) issue to insure all computer hardware and related software were Y2K compliant. As of September 30,1998, the Company's entire internal business computer programs and systems were Y2K compliant. The total additional cost of the required modifications to become Y2K compliant was approximately $100,000.

      Y2K disruptions in client or vendor operations could result in one or more missing scheduled payments which could impact the Company's cash flow. Y2K disruptions of the operations of key vendors could impact the Company's ability to fulfill some of its contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners or vendors at this time and therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial conditions. However, as apart of the Y2K project, the Company is mailing a questionnaire to all of its clients and vendors requesting the status of their Y2K compliance on or before March 30, 1999. This is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

ITEM 7. FINANCIAL STATEMENTS

      Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

                                   MANAGEMENT

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

      Set forth below are the names, ages and positions of the Company's directors, executive officers.

                                                                Affiliated
         Name              Age             Position               Since
------------------------  ------  ----------------------------  ----------

Clifford G.                57     Chairman of the Board,           1994
Brockmyre(1)                      President and Chief
                                  Executive Officer

Michael S. Smith (2)       44     Director                         1995

James P. Sherblom (2)      43     Director                         1998

Daniel T. Landi            56     Chief Financial and              1994
                                  Accounting Officer,
                                  Secretary

Terence Feeley             48     President-- ATG                  1994

Paul Jacobs, PhD           60     Vice President-- Technology      1997
                                  ATG and Express Tool

----------

(1) This person may be deemed a parent and/or promoter of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.
(2)   Member of the Audit and Compensation Committees.

      Each Director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the will of the Board of Directors.

Background

      The principal occupation of each director, executive officer and key employee for at least the past five years is as follows:

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

      Daniel T. Landi. Mr. Landi has been the Company's Chief Financial Officer since August 1994. Prior thereto, from January 1993 to June 1994 he was the Chief Financial Officer of a privately held aerospace research and development company, with primary responsible for business and strategic plans, financial structuring, funding, as well as establishing an operating infrastructure for the company, including business and financial systems. From June 1991 through 1992, Mr. Landi was a principal of Focused Management Consulting Group, a firm concentrating on acquisitions, mergers, joint ventures and start-up operations, including private placements and initial public offerings. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems with his twenty-six years of progressive growth in overall business and senior financial management with IBM. Mr. Landi has a B.S. in Finance and an MBA from the University of Connecticut.

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

      James P. Sherblom. Mr. Sherblom was elected to the Board of Directors in October 1998 and is a member of the Audit and Compensation Committee. He is the President of Seaflower Associates, Inc., a venture capital firm which he founded in 1993. He serves as Chairman or director of numerous early stage biotechnology companies. He served as Chairman of The Board, President and Chief Executive Officer of TSI Corporation (formerly Transgenic Sciences, Inc.) from January 1989 to April 1993. From February 1984 to March 1989 he was Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Genzyme Corporation, a biopharmaceutical company. Mr. Sherblom received a BS from Yale University and an MBA degree with high distinction from Harvard University.

      Terence Feeley. Mr. Feeley has been the President of the Laser Fare-Advanced Technology Group since 1994. He was the co-founder, President and CEO of Laser Fare prior to it being acquired by the Company. Mr. Feeley is the President of the Laser Institute of America, the author of over 50 papers on laser technology and the co-editor of three books in the area of laser based rapid manufacturing. Mr. Feeley received a BA in from the University of Rhode Island.

      Paul Jacobs, Ph.D. Mr. Jacobs joined ExpressTool in 1996 as its Vice President of Technology. Mr. Jacobs received a BS in Mechanical Engineering from Union College and an MS, MA, and Ph.D., in Applied Physics from Princeton University. He began his career as a senior physicist working on laser-based optical systems at the Electro-Optical Systems Division of Xerox Corp. He became Chief Scientist in 1985 and helped develop a tactical training system used by the US Army. In 1989 he became convinced of the future of stereolithography and joined 3D Systems as Manage of Process Development and in 1991 was appointed Director of R&D. Mr. Jacobs became one of the leading authorities of SL technical development. In 1992 Mr. Jacobs was the principal author and technical editor of Rapid Prototyping & Manufacturing: Fundamentals of Stereolithography, the first in the field. This was followed in 1996 by the highly acclaimed:
Stereolithography and Other RP&M Technologies: From Rapid Prototyping to Rapid Tooling.

      The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the audit and other services provided by the Company's independent accountants and internal controls of the Company. The Compensation Committee is responsible for the approval of compensation arrangements for officers of the Company and the review of the Company's compensation plans and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied.

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

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. The Company's Certificate of Incorporation limits the liability of Directors of the Company to the Company or its shareholders to the fullest extent permitted by Delaware law.

      The Company's Certificate of Incorporation provides mandatory indemnification rights to any officer or Director of the Company who, by reason of the fact that he or she is an officer or Director of the Company, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or Director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act may be provided to officers and Directors or persons controlling the Company, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      There is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company in which indemnification by the Company will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 10. EXECUTIVE COMPENSATION

      The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1998, 1997 and 1996, individual compensations for services to the Company in all capacities paid to the Chief Executive Officer and the other most highly paid executive officers of the Company in Fiscal 1998 whose salary and bonus exceeded

$100,000 (collectively, the "Named Executives"). All references to shares of the Company's Common Stock gives effect to the one-for-five reverse stock split effected on February 16, 1999.

                                                                Long-Term
                                    Annual Compensation       Compensation
                                    -------------------       ------------
  Name and Principal                                            Securities        All Other
       Position            Year       Actual   Deferred     Underlying Options   Compensation
       --------            ----       ------   --------     ------------------   ------------
Clifford G. Brockmyre      1998     $175,000      --             339,038              --
   President and Chief     1997     $175,000                       4,038              --
   Executive Officer       1996     $157,400   $ 75,000           60,000              --

Daniel T. Landi            1998     $110,000      --               2,538              --
   Chief Financial and     1997     $110,000      --               2,308              --
   Accounting Officer      1996     $100,000      --                --                --

Employment Agreements

      The Company has an employment agreement with Clifford G. Brockmyre, its President and Chief Executive Officer, for a term expiring on June 30, 2000, which provides for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in the Company bonus plan and is eligible for other bonuses as determined in the sole direction of the Board of Directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with the Company, divulging confidential information, dishonesty or misconduct detrimental to the Company or breach of a material term of the agreement), the Company will pay to him a lump sum payment equal to the product of the sum of
(I) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the Employment Term (as defined in the agreement) multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre in the event of his death or permanent disability.

      The Company has an employment agreement with Daniel T. Landi, its Chief Financial and Accounting Officer, for a term expiring on October 19, 2000, which provides for an annual salary of $110,000 and various benefits. Base Salary shall be subject to annual review and increase as determined by the Board of Directors. In addition to the compensation provided under the agreement, Mr. Landi is eligible to participate in all executive bonus and option plans established for senior executives of the Company

Stock Options

      The following tables show certain information with respect to stock options granted in 1998 to Named Executives and the aggregate value at December 31, 1998 of all stock options granted to the Named Executives. All information contained in this tables and the description of the Stock Option Plans which follow gives effect to the one-for-five reverse stock split effected on February 16, 1999. No Options were exercised by Named Executives during 1998.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                          Number of       Percent of Total
                           Shares        Options/Granted to
                         Underlying         Employees in      Exercise Price  Expiration
Name                   Options Granted       Fiscal Year          ($/Sh)         Date
----                   ---------------       -----------          ------         ----
                            (#)
Clifford G. Brockmyre      2,019               6.2%                $9.75       12/02/08
Clifford G. Brockmyre      2,109               3.9%                $4.85       07/02/08

Daniel T. Landi            1,269               1.8%                $9.75       12/02/08
Daniel T. Landi            1,269               1.2%                $4.85       07/02/08

                      Aggregate 1998 Year End Option Values

                        Number of Shares of Common
                                   Stock
                          Underlying Unexercised          Value of Unexercised
                                  Options               In-The Money Options at
                               At 12/31/98 (#)                12/31/98* ($)
Name                     Exercisable/Unexercisable     Exercisable/Unexercisable
----                     -------------------------     -------------------------

Clifford G. Brockmyre         24,346/6,731                 $ 19,306/$5,338

Daniel T. Landi                4,769/4,077                 $  4,030/$3,445

----------
* Based on December 31, 1998 Nasdaq closing price of $1.875.

Stock Option Plans

      In December 1991, the Board of Directors and stockholders of the Company adopted a stock option plan, which was amended in April 1993 (the "1993 Stock Option Plan"). In April 1994, the Board of Directors adopted the 1994 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1994 Annual Meeting of Stockholders. In June 1995 the Board of Directors adopted the 1995 Stock Option Plan which was approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. In December 1996, the Board of Directors adopted the 1996 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1996 Annual Meeting of Stockholders. In December 1997, the Board of Directors adopted the 1997 Stock Option Plan which was approved and adopted by the Company's stockholders at the 1997 Annual Meeting of Stockholders. In December 1998, the Board of Directors adopted the 1998 Stock Option Plan which was approved and adopted by the Company's stockholder at the 1998 Annual Meeting of Stockholders. The 1993, 1994, 1995, 1996, 1997 and 1998 Option Plans are collectively referred to herein as the "Option Plans". The 1993, 1994, 1995, 1996, 1997 and 1998
Option Plans provide for the grant to employees, officers and consultants of options to purchase up to 50,000, 45,000, 51,000, 80,000, 120,000 and 100,000
shares of Common Stock, respectively, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The Option Plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees of the Company.

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

      Any unexercised options that expire or that terminate upon an optonnee's ceasing to be affiliated with the Company become available once again for issuance. As of February 16, 1999 the Company had outstanding incentive stock options to purchase 106,791 shares of Common Stock under the Option Plans and non-qualified options to purchase an aggregate of 1,500 shares of Common Stock to Michael S. Smith, and 500 shares of Common Stock to James P. Sherblom under the Directors' Plan. These options are exercisable at prices ranging from $1.875 to $12.50 per share.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the Directors serving on the Compensation Committee is an employee of the Company. No Director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a Director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 10, 1999, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and executive officers of the Company as a group. All stock ownership information has been adjusted to give effect to the Company's one-for-five reverse split effected February 16, 1999.

      Name of                 Shares of Common Stock             Percentage
Beneficial Owner (1)           Beneficially Owned (2)           of Class (3)
--------------------           ----------------------           ------------

Directors and Executive Officers

    Clifford G. Brockmyre            496,105(4)                     23.3%
    Daniel T. Landi                    8,846(5)                       *
    Michael S. Smith                   1,000(6)                       *
    James P. Sherblom                 66,000(7)                      3.1%
    All executive officers
    and directors as a
    group (5 persons)                678,874(8)                     31.9%(9)

5% Stockholders

    Northeast Hampton
    Holdings, LLC(10)                497,106                        23.4%
----------
*   less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address of Mr. Brockmyre is c/o Infinite Group, Inc. 2364 Post Road, Warwick, RI 02886. The address of Northeast Hamptons Holding, LLC is 1895 Mt. Hope Avenue, Rochester, New York 14620.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(4) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership, 24,346 shares subject to currently exercisable options and 335,000 shares subject to currently exercisable warrants.

(5)   Includes 7,769 shares subject to currently exercisable options.
(6)   Includes 333 shares subject to currently exercisable options
(7)   Includes 14,000 shares subject to currently exercisable options.
(8) Includes 447,558 shares subject to currently exercisable options, warrants or convertible notes.
(9) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.
(10)  The information with respect to this stockholder was derived from the
      Schedule 13D and Form 4's filed by the reporting person.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February 1998, the former chairman and principal shareholder of the Company, along with related parties of the principal shareholder, sold an aggregate of 470,044 shares of common stock of the Company to Northeast Hampton Holdings, LLC. Also, the principal stockholder sold his interest in the above convertible secured notes with a principal balance of $900,605 to Northeast Hampton Holdings. Northeast Hampton Holdings, in turn, forgave $106,743 of the notes payable as consideration for 35,581 shares of common stock issued in connection with the exercise of stock options. The remaining $793,862 of principal outstanding was converted into 101,355 shares of common stock at an average conversion price of $8.15 per share.

      On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of fifteen years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5%. The president and chief executive officer also loaned the Company $250,000 earlier this year. In consideration for the loans, the Company granted the lender detachable warrants to purchase 536,000 shares of Company Common Stock exercisable at $5.60 per share. Half of the warrants are immediately vested and, provided that the loan remains outstanding, the remaining 50% are exercisable in four equal allotments; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unexercisable warrants are cancelable.

      In May, 1998 the Company entered into an agreement with James P. Sherblom pursuant to which Mr. Sherblom agreed to act as Senior Financial Advisor to the Company. In consideration for such services, the Company granted to Mr. Sherblom a non-qualified stock option to purchase 48,000 (post-split) shares of Company's Common Stock at the fair market value on the date of the agreement. The options vest with respect to 2,000 shares per month over a 24-month period. The Agreement is terminable by either party on 30 days' notice, in which event any unvested options would be forfeited. In October 1998, Mr.
Sherblom became a Director of the Company.

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

      Exhibits
      --------

      The Exhibits listed below are filed as part of this Report.

3.1   Restated Certificate of Incorporation of the Company. (1)
3.2 Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (8)
3.3 Certificate of Amendment of Certificate of Incorporation dated February 16, 1999.*
3.4   By-Laws of the Company. (1)
4.1   Specimen Stock Certificate. (1)
10.1  1993 Stock Option Plan. (1)
10.2  1993 Non-Employee Directors' Stock Option Plan. (1)
10.3  Form of Stock Option Plan (3)
10.4  Form of Stock Option Agreement. (1)
10.5  Stock Acquisition Agreement between the Company and HGG Laser Fare Inc.
      (2)
10.6 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (4)
10.7 Stock Sale Agreement, dated December 31, 1995, with respect to the sale of FTD Infinite.(5)
10.8 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.9 Spectra Acquisition Corp. - Series A Convertible Stock Purchase Agreement dated August 23, 1996 (7)
10.10 Spectra Acquisition Corp. -Stockholders' Agreement dated August 23, 1996
      (7)
10.14 Employment Agreement between Clifford G. Brockmyre and the Company dated July 1, 1996. (8)
10.12 Employment Agreement between Daniel T Landi and the Company dated October 20, 1997. (8)
10.13 Employment Agreement between Larry R. Dosser and the Mound Acquisition, Inc. dated February 12, 1998. (8)
10.14 Mound Acquisition Agreement dated February 12, 1998. (8)
10.15 Supply Agreement between Laser Fare, Inc. and Dey Laboratories, L.P. dated October 20, 1997. (8)
10.16 Form of Stock Repurchase Agreements dated February 19, 1999 between the Company and Clearwater Funds.*
10.17 Form of Loan Agreements and Warrant between the Company and Clifford G. Brockmyre.*
10.18 Form of Spectra Science Corporation Stock Sale Agreement.*
21    Subsidiaries of the Company.(6)
27    Financial Data Schedule.*

----------
*     Filed herewith.
(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File#33-61856). This Exhibit is incorporated herein by reference.
(2)   Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)   Incorporated by reference to 1993 Preliminary Proxy Statement.
(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(7)   Incorporated by reference to Report on Form 8-K dated August 26, 1996.
(8) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

      Reports on Form 8-K

      None

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 1998

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                           Page

Independent Auditor's Report...........................................     F-2

Consolidated Financial Statements:

    Balance Sheets.....................................................     F-3

    Statements of Operations...........................................     F-4

    Statements of Stockholders' Equity.................................     F-5

    Statements of Cash Flows...........................................     F-6


Notes to Consolidated Financial Statements.............................     F-7

                [LETTERHEAD OF FREED MAXICK SACHS & MURPHY, PC]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the consolidated balance sheets of Infinite Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinite Group, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                           FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
March 12, 1999

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                             December 31,
                                                      -------------------------
   ASSETS                                               1998            1997
                                                      ----------     ----------
Current assets:
   Cash and cash equivalents                          $1,010,736     $  541,653
   Restricted funds                                       78,125         69,280
   Accounts receivable, net of allowances              1,093,414        954,378
   Inventories                                           193,412        150,389
   Deferred tax asset                                    825,000             --
   Advance - stockholder                                  50,383             --
   Other current assets                                  182,567        174,798
                                                      ----------     ----------
     Total current assets                              3,433,637      1,890,498

Property and equipment, net                            4,442,338      4,197,305

Other assets:
   Notes receivable - stockholders                        47,102         87,642
   Other intangible assets, net                          342,565        266,506
   Other investment                                      250,000             --
   Investment in disposed subsidiary                          --        437,375
   Inventoried parts                                          --         71,603
                                                      ----------     ----------
                                                         639,667        863,126
                                                      ----------     ----------
                                                      $8,515,642     $6,950,929
                                                      ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable:
     Bank                                             $  522,757     $  370,553
     Stockholders                                        231,031         70,000
   Accounts payable and accrued expenses               1,171,329        948,713
   Current maturities of long term obligations           307,628        242,340
   Current portion of notes payable -
     stockholders                                         29,206        703,965
                                                      ----------     ----------
     Total current liabilities                         2,261,951      2,335,571

Long term obligations                                  2,301,862      2,466,662

Notes payable - stockholders                             601,955        196,640

Stockholders' equity
   Common stock, $.001 par value, 20,000,000
     shares authorized, 2,673,334 and 2,523,298
     shares issued and outstanding                         2,673          2,523
   Additional paid-in capital:
     Common stock                                     20,210,268     19,246,299
     Warrants                                            555,585             --
   Accumulated deficit                               (17,418,652)   (17,296,766)
                                                      ----------     ----------
     Total stockholders' equity                        3,349,874      1,952,056
                                                      ----------     ----------

                                                      $8,515,642     $6,950,929
                                                      ==========     ==========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

====================================================================================

                                                  Years Ended December 31,
                                           -----------------------------------------
                                               1998           1997           1996
                                           -----------    -----------    -----------
Sales                                      $ 7,396,105    $ 5,448,575    $ 5,080,207
Cost of goods sold                           4,760,733      3,376,353      3,157,303
                                           -----------    -----------    -----------
Gross profit                                 2,635,372      2,072,222      1,922,904
Cost and expenses
   Research and development                  1,060,021        770,758        125,354
   General and administrative expenses       1,763,897      1,820,663      2,113,655
   Selling expenses                            427,889        470,723        511,208
   Depreciation and amortization               628,861        741,712      1,006,784
   Litigation settlement loss                       --             --        649,000
                                           -----------    -----------    -----------
     Total costs and expenses                3,880,668      3,803,856      4,406,001
                                           -----------    -----------    -----------

Operating loss                              (1,245,296)    (1,731,634)    (2,483,097)

Other income (expense)
   Interest income                              40,287         39,154         91,517
   Interest expense                           (373,405)      (804,873)    (1,815,465)
   Gain (loss) on dispositions of assets        (5,635)        38,457             --
   Other                                         1,038         94,994         20,003
                                           -----------    -----------    -----------
     Total other income (expense)             (337,715)      (632,268)    (1,703,945)
                                           -----------    -----------    -----------
Loss from continuing operations before
    income taxes                            (1,583,011)    (2,363,902)    (4,187,042)

Income tax benefit (provision)               1,067,000             --         (2,384)
                                           -----------    -----------    -----------

Loss from continuing operations               (516,011)    (2,363,902)    (4,189,426)

Disposed business segment:
   Loss from operations of disposed
     business segment                         (437,375)    (1,958,520)      (504,105)
   Gain on sale of business segment
     (less applicable income taxes of
      $242,000)                                831,500             --             --
                                           -----------    -----------    -----------
                                               394,125     (1,958,520)      (504,105)
                                           -----------    -----------    -----------
Net loss                                   $  (121,886)   $(4,322,422)   $(4,693,531)
                                           ===========    ===========    ===========
Loss per share:
   Continuing operations                         (0.19)         (1.14)         (3.17)
   Disposed business segment:
     Loss from operations                        (0.17)         (0.94)         (0.38)
     Gain on sale                                 0.31             --             --
                                           -----------    -----------    -----------
   Net loss                                      (0.05)         (2.08)         (3.55)
                                           ===========    ===========    ===========
Weighted average number of common
   shares outstanding                      $ 2,643,750    $ 2,076,153    $ 1,322,104
                                           ===========    ===========    ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

====================================================================================================================================

                                                                              Additional
                                                                               Paid-In       Additional
                                                         Common Stock          Capital        Paid-In
                                                    ----------------------      Common        Capital    Accumulated
                                                     Shares       Amount        Stock        Warrants      Deficit         Total
                                                    ---------    ---------    -----------    ---------   ------------   -----------
Balance - December 31, 1995                         5,490,189    $   5,490    $ 8,779,209   $       --   $(8,280,813)   $   503,886
   Retroactive effect of reverse
     stock split                                   (4,392,151)      (4,392)         4,392           --            --             --
   Issuance of common stock in
     connection with debenture conversions            588,199          588      5,942,927           --            --      5,943,515
   Issuance of common stock in
     connection with warrant conversions               34,750           35        173,721           --            --        173,756
   Issuance of common stock in
     connection with note conversions                  13,298           13        124,987           --            --        125,000
   Issuance of common stock in
     connection with employee options exercised         2,348            3         18,841           --            --         18,844
   Issuance of common stock in
     connection with acquisition of license             2,000            2         29,998           --            --         30,000
   Net loss                                                --           --             --           --    (4,693,531)    (4,693,531)
                                                    ---------    ---------    -----------    ---------   ------------   -----------

Balance - December 31, 1996                         1,738,633        1,739     15,074,075           --   (12,974,344)   $ 2,101,470
   Issuance of common stock in
     connection with private offering                 384,615          384      1,669,616           --            --      1,670,000
   Issuance of common stock in
     connection with debenture conversions            321,717          322      2,048,898           --            --      2,049,220
   Issuance of common stock in
     connection with judgement settlement              32,389           32        174,968           --            --        175,000
   Issuance of common stock in
     connection with promissory note conversions       30,087           30        150,403           --            --        150,433
   Issuance of common stock in
     connection with earn-out agreement                 9,727           10         94,221           --            --         94,231
   Issuance of common stock in
     connection with liquidated damages                 6,130            6         34,118           --            --         34,124
   Net loss                                                --           --             --           --    (4,322,422)    (4,322,422)
                                                    ---------    ---------    -----------    ---------   ------------   -----------

Balance - December 31, 1997                         2,523,298        2,523     19,246,299           --   (17,296,766)     1,952,056
   Issuance of common stock in
     connection with note payable conversions         101,355          101        823,793           --            --        823,894
   Issuance of common stock in
     connection with stock options excercised          35,581           36        106,707           --            --        106,743
   Issuance of common stock in
     connection with services performed for
       the Company                                     13,100           13         33,469           --            --         33,482
   Detachable stock warrants
     issued with note payable                              --           --             --      529,902            --        529,902
   Stock warrants issued in exchange for services          --           --             --       25,683            --         25,683
   Net loss                                                --           --             --           --      (121,886)      (121,886)
                                                    ---------    ---------    -----------    ---------   ------------   -----------
Balance - December 31, 1998                         2,673,334    $   2,673    $20,210,268    $ 555,585   $(17,418,652)  $ 3,349,874
                                                    =========    =========    ===========    =========   ============   ===========


                 See notes to consolidated financial statements

                                 INFINITE GROUP, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================================

                                                                                Years Ended December 31,
                                                                       -----------------------------------------
                                                                           1998           1997           1996
                                                                       -----------    -----------    -----------
Cash flows  from operating activities:
    Net loss from continuing operations                                $  (516,011)   $(2,363,902)   $(4,189,426)
    Adjustments to reconcile net loss from
    continuing operations to net cash used in continuing operations:
       Depreciation and amortization                                       628,861        741,712      1,006,784
       Interest expense attributed to convertible
         debentures discount                                                    --        406,849      1,393,555
       Amortization of discount on note payable                             27,306             --             --
       Expenses satisfied via issue of debt or equity                       37,290        140,971             --
       (Gain) loss on dispositions of assets                                 5,635        (38,457)            --
       Asset write-downs and allowances                                     40,540         44,616        549,591
       Deferred tax benefit                                             (1,067,000)            --             --
       Changes in assets and liabilities:
          (Increase) decrease in assets:
             Accounts receivable                                          (139,036)      (298,507)       166,019
             Other current assets                                           37,231        (25,586)       (60,526)
             Inventories and inventoried parts                              28,580         39,318        119,115
          Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                         278,023        270,285          7,417
             Litigation settlement payable                                      --       (350,000)       649,000
                                                                       -----------    -----------    -----------
    Net cash used in continuing operations                                (638,581)    (1,432,701)      (358,471)

    Net cash used in disposed business segment                                  --             --       (319,451)
                                                                       -----------    -----------    -----------
    Total cash used in operating activities                               (638,581)    (1,432,701)      (677,922)
Cash flows from investing activities:
    Purchase of property and equipment                                    (830,170)      (947,811)      (662,659)
    Purchase of technology and other intangibles                          (109,611)            --       (153,934)
    Proceeds from sale of technology and equipment                          13,500        155,898             --
    Investment in susidiary - Spectra Acquisition Corp.                         --       (200,000)    (2,700,000)
    Purchase of net assets of Spectra Science Corp.                             --             --     (1,654,000)
    Proceeds from sale of investment in
    Spectra Science Corp.                                                  955,000             --             --
    Cash of unconsolidated subsidiary                                           --       (814,604)            --
    Advance to stockholder                                                 (50,383)            --             --
    Investment in Molecular Geodesics, Inc.                               (250,000)            --             --
                                                                       -----------    -----------    -----------
       Net cash used in investing activities                              (271,664)    (1,806,517)    (5,170,593)
Cash flows from financing activities:
    Net borrowings (repayments) of short-term debt                         383,235        190,553       (220,000)
    Borrowings of long-term obligations                                    125,000             --         75,453
    Repayments of long-term obligations                                   (253,819)      (194,794)      (161,075)
    Proceeds from notes payable - stockholders                           1,150,000             --             --
    Repayment of notes payable - stockholders                              (16,243)            --             --
    (Increase) decrease in restricted funds, net                            (8,845)          (679)         1,754
    Proceeds from convertible debentures, net of expenses                       --        968,000      3,730,000
    Proceeds from issuances of common stock,
       net of expenses                                                          --      1,670,000        259,472
    Proceeds from issuance of subsidiary preferred stock                        --             --      3,286,000
                                                                       -----------    -----------    -----------
       Net cash provided by financing activities                         1,379,328      2,633,080      6,971,604
                                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                       469,083       (606,138)     1,123,089

Cash and cash equivalents - beginning of year                              541,653      1,147,791         24,702
                                                                       -----------    -----------    -----------

Cash and cash equivalents - end of year                                $ 1,010,736    $   541,653    $ 1,147,791
                                                                       ===========    ===========    ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI) and each of its wholly owned subsidiaries; HGG Laser Fare, Inc. (LF), Express Tool, Inc. (ET) and Mound Laser and Photonics Center, Inc. (MLPC) (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated. The 1996 consolidated financial statements include its formerly majority owned subsidiary, Spectra Science Corp. (SSC) (see Note 4).

      Since the Company's acquisition of HGG Laser Fare, Inc. in 1994, the Company's operations have primarily consisted of consulting for advanced laser technologies, pursuing the potential of new technology toward commercialization, and expanding the subsidiary's material processing business which includes laser welding, machining, drilling and engraving. LF formed a subsidiary, Express Tool, Inc., in 1996 for the purpose of commercializing technology developed by LF, primarily rapid tooling technology used in the manufacturing sector. During 1998, LF acquired a second subsidiary, MLPC, which specializes in laser applications, photonics applications and materials processing. In 1996, the Company acquired a majority interest in Spectra Science Corporation, a company specializing in research of advanced laser technologies in the areas of, among other things, product identification, anti-counterfeiting methods and medical procedures. The Company has adopted a plan to dispose of this business segment during 1999. (See Note 4).

NOTE 2. - FINANCIAL CONDITION

      In 1996, the Company acquired a majority interest in SSC. SSC was created to commercialize two technologies, LaserPaint(TM) and the direct patterning on glass by lasers, licensed on an exclusive worldwide basis from Brown University. The Company envisioned that its LF subsidiary would provide the manufacturing services for SSC as SSC developed new products and materials. Since the Company's investment in SSC in 1996, SSC's markets have grown divergent from those of LF. Accordingly, on December 2, 1998 the Company made a decision to sell its investment in SSC (See Note 4) which resulted in a gain of approximately $6.0 million and the infusion of approximately $4.7 million in cash. The Company will utilize the proceeds to retire outstanding debt and for working capital to fund its internal growth.

      During 1998, management continued to investigate and implement strategies aimed at developing the laser services and rapid tooling segments of the Company's business. These included ET expending approximately $1 million in research and development funds for developing and marketing technology for high productivity injection mold tooling processes initially developed by LF. Expanded efforts on the commercialization of these technologies continued in 1998, which management expects will be continued in 1999. The Company is currently involved in discussions with a number of Fortune 500 companies for the formation of strategic partnerships for the further development and manufacturing of tools and related molds which would provide funding and additional revenue sources.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - FINANCIAL CONDITION (CONTINUED)

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used a significant amount of working capital in its operations. Management believes that its operations as restructured, together with its current financial resources will result in profitable operations in fiscal 1999.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Standards Changes - Effective January 1, 1998 the Company adopted SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Effective Fiscal 1998 the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments.

      Cash Equivalents - Cash equivalents include money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside pursuant to a capital lease financing arrangement to meet scheduled payments. These funds are held in cash deposit and treasury trust accounts.

      Inventories - Inventories of the Company consist of the following:

                                                         December 31,
                                                 ------------------------------
                                                    1998              1997
                                                    ----              ----
          Raw materials                            $100,316          $ 59,800
          Work-in-process                            93,096            90,589
                                                   --------          --------
                                                   $193,412          $150,389
                                                   ========          ========

      Inventories are stated at the lower of cost (first-in, first-out) or market.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Other Intangible Assets - Other intangible assets consist primarily of goodwill and deferred financing costs. Goodwill represents the excess of the purchase price over the fair values of net tangible assets of acquired businesses and is amortized using the straight-line method over ten years. Deferred financing costs are amortized using the straight-line method over the terms of the debt instruments, which range from two to fifteen years.

      The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate the remaining estimated useful life of its intangibles may warrant revision. At December 31, 1998, the Company believes that no impairment of intangibles existed.

      Investment in Subsidiary - The Company accounted for its 34% investment in its subsidiary, SSC, under the equity method of accounting for 1998 and 1997. Under the equity method, the Company recognizes its share of earnings and losses of the subsidiary as accrued. Advances and distributions are recorded directly in the investment account.

      The Company's investment consists of approximately 70% of the Series A preferred shares outstanding (see Note 4) which have voting rights equivalent to the remaining shareholders, but its liquidation rights are subordinate to other outstanding preferred shares. Accordingly, the Company recognized as its equity in the losses, after the common shareholders, 70% of SSC's losses until its original investment had been reduced to zero, which occurred during fiscal 1998.

      Other Investment - The other investment represents a 7% preferred Series A stock investment in Molecular Geodesics Inc. which is recorded at cost.

      Reverse Stock Split - On February 16, 1999, the Company effected a one for five reverse stock split of the Company's $.001 par value common stock. This transaction was given retroactive effect in the accompanying financial statements and related footnotes.

      Revenue Recognition - Revenue from job contract work is recognized as the units are shipped, and consulting revenues are recognized as the consulting services are provided. Revenue from research contracts is recognized over the life of the contract as costs are incurred, or as contract milestones are met.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Research and Development Costs - All costs related to sponsored research and development are expensed as incurred. Research and development expense was $1,060,021, $770,758 and $125,354 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is a party to certain contracts under which it is obligated to perform research and development activities for others and also has entered into sub-contract arrangements with third parties for performance of these activities. The terms of the agreements provide for payment of fees for the services and in certain instances provides terms for licensing and/or royalty fees. During the periods presented, the amounts earned and incurred under the agreements were not significant to the Company's overall operations.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $69,000, $76,000 and $109,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. The Company's deferred tax asset and liability have been determined in accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

      Concentration of Credit Risk - Credit is granted to substantially all LF customers throughout the United States. LF maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts was $34,195 and $48,329 at December 31, 1998 and 1997, respectively.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the financial institutions. Management reviews the financial viability of these institutions on a periodic basis.

      Net Loss Per Common Share - Net loss per common share is based upon the weighted average number of common shares outstanding during the periods. Outstanding stock options, warrants and convertible debentures have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      Reclassifications - Certain amounts for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

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

NOTE 4. - DISPOSAL OF A BUSINESS SEGMENT

      On August 26, 1996, IGI acquired an 82% equity interest in Spectra Science Corp. (SSC). The aggregate consideration paid for shares of Series A preferred stock was $2,700,000. In 1997, IGI acquired an additional 200,000 Series A preferred shares for consideration in the amount of $200,000. The preferred shares are voting shares convertible into common shares on a one-for-one basis at the option of IGI at any time. Mandatory conversion is required upon a public offering of at least $3.00 per share with proceeds to SSC of at least $12 million. No shares have been converted through December 31, 1998.

      Following is a summary of financial position and results of operations of
SSC:

          Financial Position
                                                           December 31,
                                                  ------------------------------
                                                      1998              1997
                                                  -----------       ------------
          Current assets                          $4,165,817        $5,808,524
          Property and equipment, net              1,110,914           870,797
          Intangibles, net                           486,799           688,625
          Other                                       18,600             2,602
                                                  ----------        ----------
            Total assets                          $5,782,130        $7,370,548
                                                  ==========        ==========

          Current liabilities                     $1,231,373        $  386,190
          Notes payable                              160,003                --
          Stockholders' equity                     4,390,754         6,984,358
                                                  ----------        ----------

            Total liabilities and stockholders'
              equity                              $5,782,130        $7,370,548
                                                  ==========        ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISPOSAL OF A BUSINESS SEGMENT (CONTINUED)

          Results of Operations
                                                 Years Ended December 31,
                                                 ------------------------
                                                  1998              1997
                                              --------------    --------------

          Revenues                            $  3,726,073        $  618,188
                                              ============        ==========
          Net loss                            $ (2,810,979)       $(2,814,191)
                                              ============        ===========

      In September 1997, SSC issued approximately 1,650,000 shares of Series B preferred stock to third party investors for $1.50 per share, for a total aggregate consideration of approximately $2,300,000, net of issuance costs. This transaction decreased IGI's ownership interest in SSC to 43%. In November 1997, SSC issued approximately 1,778,000 shares of Series C preferred stock for $2.25 per share, for a total aggregate consideration of approximately $3,966,000, net of issuance costs. This transaction decreased IGI's ownership interest in SSC to 34%. The Series B and C preferred shares have identical voting rights to that of the Company's Series A preferred shares, but the Series B and C shares have preferential liquidation rights. As a result of these transactions, IGI's share of equity in the underlying net assets of SSC at December 31, 1997 exceeded its investment account by approximately $1,674,000. This change in interest gain has not been recognized in the accompanying financial statements due to the Company's subordinated liquidation rights to the Series B and C preferred shareholders whose investments gave rise to the gain.

      As discussed in Note 2, on December 2, 1998 the Board of Directors approved a plan to dispose of the Company's investment in SSC, which represented its photonic materials business segment. Subsequently, in December 1998, the Company entered into two separate agreements to sell its remaining 2,875,500 preferred shares of SSC, which had a recorded book value of zero under the equity method of accounting. The first agreement called for an aggregate of 2,431,056 shares to be sold at a price of $2.25 per share to two unrelated shareholders of SSC.

      On December 31, 1998, 444,444 of the shares were sold pursuant to the first agreement at the price of $2.25 per share, resulting in a gain of approximately $832,000, net of income taxes. The terms of the agreement provided for a deadline of February 15, 1999 for the purchase of the remaining 1,986,612 shares. If the second purchase did not occur, the Company was obligated to continue to offer the shares for sale at $2.25 per share to accredited investors until March 31, 1999. On February 28, 1999, the agreement was amended to include the sale of 1,342,279 shares for $2.25 to the two shareholders of SSC, and 477,583 shares were repurchased by SSC at a price of $1.26 per share for an aggregate cash consideration to the Company of approximately $3,600,000. This transaction resulted in a gain of approximately $3,600,000, which will be recorded in the first quarter of 1999. The resulting gain on the disposal and the prior operating results of SSC have been reported under the heading "Disposed Business Segment" in the accompanying statement of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISPOSAL OF A BUSINESS SEGMENT (CONTINUED)

      In February 1999, the Company consummated a transaction pursuant to which it repurchased 550,075 (2,750,377 prior to the reverse split (see Note 11)) shares of its common stock for treasury in exchange for 611,194 shares of SSC stock valued at $1,375,187, or $2.25 per share. This transaction resulted in the recognition of a gain on the exchange of approximately $1,375,000 in the first quarter of fiscal 1999.

NOTE 5. - NOTES RECEIVABLE - STOCKHOLDERS

      The promissory notes mature through December 2004 with interest at 6%, payable quarterly, and are collateralized by shares of the Company's common stock held by the stockholders. A valuation allowance of $271,350 ($230,900 -
1997) was recorded based on management's estimate of the net fair value of the notes.

NOTE 6. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                                December 31,
                                     Depreciable       ------------------------
                                       Lives             1998          1997
                                  -------------------  ----------   -----------
      Land                             N/A            $  100,000    $   100,000
      Building and leaseholds      18   -   40 years     988,070        942,785
      Machinery and equipment      5    -   10 years   4,725,135      3,986,164
      Furniture and fixtures       5    -   7 years      552,340        530,075
                                                      ----------    -----------
                                                       6,365,545      5,559,024
      Accumulated depreciation
       and amortization                               (1,923,207)    (1,361,719)
                                                      ----------    -----------
                                                      $4,442,338    $ 4,197,305
                                                      ==========    ===========


      Included above is the following property and equipment held under capital leases:

                                                           December 31,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
      Land                                        $   100,000        $  100,000
      Building and leaseholds                         725,762           725,762
      Machinery and equipment                       1,180,178         1,180,178
                                                  -----------       -----------
                                                    2,005,940         2,005,940
      Accumulated depreciation
        and amortization                             (645,196)         (488,200)
                                                  -----------       -----------
                                                  $ 1,360,744       $ 1,517,740
                                                  ===========       ===========

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $156,996, $157,368 and $144,857 in 1998, 1997 and 1996, respectively.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - OTHER INTANGIBLE ASSETS

    Other assets consists of the following:

                                                          December 31,
                                                  ----------------------------
                                                      1998             1997
                                                  ------------      ----------
        Goodwill                                  $  273,972        $  244,665
        Deferred financing costs                     229,452            90,873
                                                  ----------        ----------
                                                     503,424           335,538
        Accumulated amortization                    (160,859)          (69,032)
                                                  ----------        ----------
                                                  $  342,565        $  266,506
                                                  ==========        ==========

NOTE 8. - NOTES PAYABLE

      Notes payable consists of the following:

                                                           December 31,
                                                  ----------------------------
                                                     1998               1997
                                                  ----------        ----------

            Bank revolving demand notes (a)       $  522,757        $  370,553
            Notes payable, principal
              stockholders(b)                        231,031            70,000
                                                  ----------        ----------
                                                  $  753,788        $  440,553
                                                  ==========        ==========

      (a) Bank revolving demand notes - A demand note that provides for borrowings of up to $400,000 that bears interest at a rate of prime plus .50% (8.25% at December 31, 1998). As of December 31, 1998 there is $397,757 ($370,553 - 1997) outstanding on the line. A second demand note that provides for borrowings of up to $125,000 that bears interest at a rate of prime plus .75% (8.50% at December 31, 1998). As of December 31, 1998 there was $125,000 ($-0- - 1997)
            outstanding on the line. Both notes are secured by all of the assets of LF and the guarantee of the Company.

      (b) Note payable, principal stockholders - The 1998 amount consists of a one year promissory note issued to the current principal stockholder in the amount of $250,000. Interest payments are due monthly at the rate of 9%. Principal payments are made as cash flow allows with the remaining unpaid principal due in April 1999.

            The 1997 amount consists of funds advanced to the Company from the former principal stockholder of the Company under a secured demand note which bears interest at a rate of 10%. The note was repaid in full during the year ended December 31, 1998.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG TERM OBLIGATIONS

     Long-term obligations consists of the following:

                                                      1998              1997
                                                   ----------        ----------
         Convertible debentures  (a)               $  100,000        $  100,000
         Capital lease obligations  (b)             1,176,072         1,331,646
         Term notes (c)                             1,333,418         1,277,356
                                                   ----------        ----------
                                                    2,609,490         2,709,002
         Less current maturities                      307,628           242,340
                                                   ----------        ----------

         Total long-term obligations               $2,301,862        $2,466,662
                                                   ==========        ==========

      (a) Convertible debentures - Through December 31, 1996, the Company issued $1,241,000 of convertible subordinated debentures due July 2000 with interest at 7%. The notes were convertible into common stock at a rate equal to 80% of the prevailing market price of the Company's common stock. Through December 31, 1996, debenture holders converted $1,141,000 of outstanding principal to 121,627 shares of common stock. In 1998 or 1997, there were no debentures, of this series, issued or converted to common stock.

            Interest expense has been recognized on the beneficial conversion feature of the above convertible debentures issued by the Company. The intrinsic value of the conversion feature is calculated at the date of issue as the difference between the conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the debentures are convertible. This discount resulting from the allocation of the proceeds increases the effective interest rate of the security that is charged to interest expense. The amortization period of the interest discount is from the date of the issuance of the security to the date it first becomes convertible. For the debentures issued during 1997 and 1996 of $1,100,000 and $5,241,000, respectively, interest expense recognized for the beneficial conversion feature was $406,849 and $1,393,555 for the years ended December 31, 1997 and 1996, respectively.

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

            The Company is also the lessee of machinery and equipment under capital leases which expire in 1999 and 2001. The aggregate monthly payments under these leases amount to approximately $5,400 including interest at rates ranging from 8.25% to 9.25%.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG TERM OBLIGATIONS (CONTINUED)

      (c) Term notes - A $1,250,000 term promissory note due in February 2011 bearing interest at prime plus 1% (8.75% at December 31, 1998). The outstanding balance as of December 31, 1998 amounted to $1,130,366 ($1,177,356 - 1997). The note is currently being repaid with monthly principal and interest payments amounting to approximately $13,000. This note is secured by substantially all of the assets of LF and is guaranteed by the Company. The note contains restrictive covenants, which, among other things, restricts the amount of capital expenditures of LF to $100,000.

            A $125,000 bank term promissory note due in July 2006, bearing interest at prime plus 1% (8.75% at December 31, 1998). The outstanding balance as of December 31, 1998 amounted to $120,199 ($-0- - 1997). The note is currently being repaid with monthly principal and interest payments amounting to approximately $1,800. The note is secured by substantially all assets of LF and the guarantee of the Company.

            Two term promissory notes aggregating to $30,100, payable to the previous shareholders of MLPC, due in February 2001 payable in monthly installments of $971 including interest at the rate of 10%. The aggregate outstanding balance at December 31, 1998 amounted to $22,619 ($-0- - 1997).

            A term promissory note due September 1999 payable in monthly installments of $7,019, including interest at 10%. The note was executed in April 1997 as partial satisfaction of the litigation settlement recorded in 1996. The outstanding balance as of December 31, 1998 amounted to $60,234 ($100,000 - 1997).

      Minimum future annual payments of long-term obligations as of December 31, 1998 for each of the next five years and in the aggregate are:

             1999                                       $ 382,624
             2000                                         428,381
             2001                                         296,974
             2002                                         267,573
             2003                                         130,719
             Thereafter                                 1,697,365
                                                       ----------
             Total minimum payments                     3,203,636
             Less:
               Amount representing interest
                on capital leases                         594,146
                                                       ----------
                                                        2,609,490
             Less current maturities                      307,628

             Total long-term obligations               $2,301,862
                                                       ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10 - NOTES PAYABLE - STOCKHOLDERS

      The 1998 balance consists of a ten-year term promissory note to the current chairman and principal stockholder. The note is currently being repaid with monthly installments of $10,838, including interest at the one year Treasury Bill rate plus 3.5%, adjusted annually, (9.0% at December 31, 1998). The note matures in June 2008 when the remaining unpaid principal of approximately $715,000 is due. Detachable warrants to purchase 536,000 (2,680,000 shares prior to reverse stock split - see Note 11) of common stock at a price of $5.60 ($1.12 prior to the reverse stock split) were issued with this note. One half or 268,000 of the warrants are fully exercisable upon issuance of the note and the remaining warrants being exercisable in four equal allotments of 67,000 through September 30, 1999. An additional 67,000 warrants became exercisable on December 31, 1998. The warrants expire five years from the date of issuance. At December 31, 1998, $529,902 of the proceeds of the note have been allocated to the warrants which are exercisable at December 31, 1998 and is reflected as additional paid-in capital - warrants in the accompanying balance sheet. The note payable balance has been shown net of the discount allocated to the warrants. This discount is being amortized to interest expense over the term of the note. The unamortized discount at December 31, 1998 is $502,596. If the note is repaid before its maturity the remaining unexercisable warrants are cancelable.

      The 1997 note payable balance consists of funds advanced to the Company from the former chairman and principal stockholder of the Company under convertible secured notes which matured through January 2000 with interest at 10%. The notes were convertible at rates between $5.65 and $23.15 in principal for each share of common stock. During 1998, notes amounting to $106,743 were forgiven as consideration for stock options exercised by the former chairman and the remaining notes totaling $793,862 plus accrued interest of $30,032 were converted to 101,355 shares of common stock.

      Minimum future annual maturities of the note payable as of December 31, 1998 for each of the next five years and in the aggregate are:

             1999                                       $  29,206
             2000                                          31,945
             2001                                          34,942
             2002                                          38,220
             2003                                          41,805
             Thereafter                                   957,639
                                                        ---------
             Total payments                             1,133,757
             Less unamortized note discount              (502,596)
                                                        ---------
             Note payable balance after discount          631,161
             Less current maturities                       29,206
                                                        ---------

             Total long-term note payable               $ 601,955
                                                        =========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY

      A. Reverse Stock Split

            On February 16, 1999, the Company effected a one for five reserve stock split of the Company's $.001 par value common stock. This transaction was given retroactive effect in the accompanying financial statements and related footnotes.

      B. Preferred Stock

            The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has a par value of $.01 per share.

      C. Common Stock

            In connection with the acquisition of LF in June 1994, the terms of the purchase agreement provided that up to an additional 104,000 shares may be issued to the former owners of LF if certain earning levels of LF are achieved. Through December 31, 1997, an aggregate of 27,627 shares were earned at recorded share prices of $8.45 and $9.70, which resulted in the recognition of additional aggregate goodwill in the amount of $245,263.

            In 1996, $4,241,000 in principal and $58,938 of related accrued interest of subordinated convertible debentures were converted to 588,199 shares of common stock.

            In 1996, warrants, notes and stock options were exercised in amounts totaling $317,600 for which 50,396 shares of common stock were issued. In addition, a license to utilize various technology was acquired from Brown University in exchange in part for 2,000 shares of common stock issued at a value of $30,000.

            In 1997, the Company issued 32,389 shares of common stock, at a discounted value of $175,000, to the Company's principal stockholder in connection with the partial settlement by the principal stockholder of certain litigation on behalf of the Company.

            In 1997, the Company issued 384,615 shares of common stock in exchange for aggregate consideration in the amount of $1,670,000.

            In 1997, $1,600,000 in principal and $42,375 of related accrued interest of subordinated convertible debentures were converted to 321,717 shares of common stock.

            In 1997, $147,000 in principal and $10,100 of related accrued interest of convertible notes payable were converted to 30,087 shares of common stock.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY (CONTINUED)

            In 1998, $793,862 in principal and $30,032 of related accrued interest of convertible notes payable were converted to 101,355 shares of common stock.

            In 1998, stock options were exercised in amounts totaling $106,743 for which 35,581 shares of common stock were issued.

            In 1998, 13,100 shares of common stock valued at $33,482 were issued as consideration for services performed for the Company.

      D. Warrants

            In connection with two private placement offerings of its common stock, the Company issued to the underwriter and the placement agent, warrants to purchase up to an aggregate of 6,361 shares of common stock of the Company. The placement agent's warrants were exercisable for a five-year term commencing on the closing date of the initial offering of September 23, 1993 at an exercise price of 120% of the offering's per share price, or $12.10 per warrant. The warrants expired unexercised during the year ended December 31, 1998.

            In connection with the issuance of bridge financing notes in 1993 and the conversion of officer/stockholder advances to notes, the noteholders were issued common stock purchase warrants. The warrants issued to the officer/stockholder were issued at the rate of one warrant for each $15 of note principal and exercisable over five years from the date of issuance at the per share price of $8.65. The warrants attached to the bridge financing notes were issued at the rate of one warrant for each $20 of note principal and are exercisable over five years from the date of issuance at the per share exercise price of $5.00. The warrants expired during the year ended December 31, 1998 and none were exercised.

            In connection with the Company's public stock offering in 1993, 180,000 warrants were issued and were outstanding at December 31, 1997. The warrants were exercisable at $30.00 per share through March 1997 and at $35.00 per share through their expiration in September 1998. In connection with the sale of the warrants, the Company issued to the underwriter warrants to purchase up to an aggregate of 18,000 warrants at $62.00 per unit. The warrants expired during the year ended December 31, 1998 and none were exercised.

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share. No warrants were exercised through December 31, 1998.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY (CONTINUED)

            In connection with issuance of notes payable to the current principal stockholder during 1998, 536,000 detachable warrants were issued (see Note 10).

            In connection with services provided for the Company during 1998, warrants to purchase 190,000 shares of common stock at prices ranging from $2.50 to $5.00 were issued. The warrants expire at various times through 2003. The value assigned to the warrants, amounting to $25,683, has been reflected as additional paid-in capital - warrants in the accompanying balance sheet.

NOTE 12. - STOCK OPTION PLANS

      A. Employee Stock Option Plans

            The Company has granted options to key employees to purchase shares of the Company's common stock under stock option plans adopted in 1991, 1994, 1995, 1996, 1997 and 1998 authorizing the granting of options to purchase an aggregate of 446,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. All options granted are to have a term of ten years or such shorter term as may be provided at the time of grant, are exercisable in equal annual increments as stipulated at the time of grant, and vest over periods of three to five years from the date of grant.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS (CONTINUED)

         The following is a summary of stock option activity under these plans for the past three years:
                                                     Number          Weighted
                                                    of Shares         Average
                                                  Under Option    Exercise Price
                                                  ------------    --------------
             Outstanding at December 31, 1995          81,153         $ 8.85
                 Granted                               20,000           8.75
                 Exercised                             (2,349)          8.00
                 Forfeited                             (1,637)         13.75
                                                      -------
             Outstanding at December 31, 1996          97,167         $ 8.75
                 Granted                               51,433           8.75
                 Forfeited                             (1,372)          7.80
                                                      -------
             Outstanding at December 31, 1997         147,228         $ 8.75
                 Granted                              118,772           5.20
                 Forfeited                            (21,821)          7.90
                                                      -------

             Outstanding at December 31, 1998         244,179         $ 8.60
                                                      =======         ======

             Exercisable at December 31, 1998         106,791           7.15
                                                      =======         ======

            The average fair value of options granted under this plan were $4.60, $7.75 and $7.85 per share for the years ended December 31, 1998, 1997 and 1996, respectively.

            Exercise prices for options outstanding at December 31, 1998 range from $2.50 per share to $13.75. The weighted average remaining contractual life on the options outstanding at December 31, 1998 is
            8.0 years.

      B. Non-Qualified Stock Options

            In 1993, the Company issued 35,581 non-qualified stock options to an officer/stockholder in connection with bridge financing notes. The options were issued at the rate of one option for each $15 of note principal and were exercisable over five years from the date of issuance at the per share price of $3. The options were exercised during the year ended December 31, 1998. Convertible notes payable in the amount of $106,743 were forgiven as consideration.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS (CONTINUED)

            On October 28, 1996, the Company entered into three non-qualified stock option agreements with the president of the Company authorizing the granting of options to purchase an aggregate of 60,000 shares. The options are exercisable in 20,000 increments if the average closing price of the Company's common stock exceeds $35.00, $50.00 and $65.00 per share, respectively, for a thirty consecutive day period prior to December 31, 1999. The options become exercisable in August 2005 if the prior conditions are not met. The options expire ten years from the date of grant. The exercise price of the options are $6.875 per share, which equaled the market price of the shares at the date of grant. The fair value of options granted under this plan during the year ended December 31, 1996 was $6.15 per share. No shares were exercisable at December 31, 1998.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share from continuing operations would have increased as follows:

                                                  1998          1997       1996
                                               ----------     -------  ---------

                Net loss from continuing
                 operations - as reported        $  516    $   2,364   $   4,189
                Net loss from continuing
                 operations - pro forma          $  952    $   2,655   $   4,716

                Loss per share from continuing
                 operations - as reported        $  .19    $    1.14   $    3.17
                Loss per share from continuing
                 operations - pro forma          $  .36    $    1.28   $    3.57

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                  1998          1997       1996
                                               ----------     -------  ---------

                Expected dividend yield             0%           0%         0%
                Expected stock price volatility    93%          89%        92%
                Risk-free interest rate           5.1%         6.3%       6.5%
                Expected life of options        10 Years     10 Years   10 Years

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS (CONTINUED)

      C. Directors' Stock Option Plan

            In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 10,000 shares of common stock. In 1998, a total of 1,500 options were granted. At December 31, 1998, there were 5,500 options outstanding (4,000 -
            1997) to directors under this plan. These options are exercisable at prices ranging from $1.875 to $15.00 per share.

NOTE 13. - INCOME TAXES

      The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences, available net operating tax loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not. The income tax provision for the year ended December 31, 1996 consisted entirely of state income taxes currently payable.

      At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $13,096,000 and state net operating loss carryforwards of approximately $5,400,000 which expire through 2013. Due to a greater than 50% change in stock ownership during 1993, the utilization of net operating loss carryforwards generated to the date of such change is limited.

      At December 31, 1998, the Company also had approximately $123,000 in research and development and state investment tax credit carryforwards which will expire through 2013. At December 31, 1997, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $4,632,000 had been fully offset by a valuation allowance because management believed that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized.

      As discussed further in footnote 4, during 1998, the Company entered into an agreement to sell its investment in Spectra Science Corp. The total gain, which will be realized for book and income tax reporting purposes, amounts to approximately $6.07 million and $3.17 million, respectively. The difference in the gain is attributed to the Company's equity interest in the losses of SSC that were utilized to reduce the Company's cost basis for financial reporting purposes but not for income tax reporting purposes. As a result of the gain that will be realized on the sale for income tax purposes, there is the indication that the Company will be able to utilize its net operating loss carryforwards to eliminate the taxable gain. Accordingly, the Company has reassessed the likelihood of realization of its net deferred tax assets and has determined that a reduction in the beginning of year valuation allowance is required.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - INCOME TAXES (CONTINUED)

      Based upon the Company's current and estimated future taxable income, the Company has determined that it is probable that the Company will realize a deferred tax asset of $1,067,000 attributed to the utilization of the net operating loss carryforwards. The valuation allowance at January 1, 1998 has been reduced by this amount. The resulting deferred tax benefit of $1,067,000 has been included in income from continuing operations, of which $825,000 will be realized in fiscal 1999 and has been reflected as a current deferred tax asset at December 31, 1998. The balance of deferred tax benefit of $242,000 has been realized in fiscal 1998, due to the current year loss from continuing operations which has been utilized to offset the 1998 taxable gain on the sale of SSC of approximately $604,000. The tax avoided of $242,000 has been charged against the gain on the disposal of SSC.

      A summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------
               Deferred tax assets:
                  Net operating loss carryforwards   $ 4,773,000    $ 4,703,000
                  Equity method investment               972,000             --
                  Reserves and other                     452,000        345,000
                                                     -----------    -----------
                                                       6,197,000      5,048,000

               Deferred tax liabilities:
                  Property and equipment                (618,000)      (416,000)
                                                     -----------    -----------
                  Net deferred tax asset               5,579,000      4,632,000
                  Valuation allowance                 (4,754,000)    (4,632,000)
                                                     -----------    -----------

               Net current deferred tax asset        $   825,000    $        --
                                                     ===========    ===========

NOTE 14. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 1998, a $17,366 ($11,650 -
1997) contribution was made to the profit-sharing plan.

      The Company maintains an executive incentive performance plan for employees qualifying as corporate executives. Incentive awards are payable in cash or common stock of the Company as determined by the employee. The maximum award attainable under the plan cannot exceed between 50% to 100% of the employee's base salary. There were no earnings under the plan for 1998, 1997 and 1996.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - COMMITMENTS

      A. Lease Commitments

         The Company utilizes certain equipment, vehicles and facilities under operating leases which expire at various dates through 2003. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996, was approximately $288,000, $128,000 and $207,000, respectively.

          The minimum operating lease payments required to be paid subsequent to 1998 are as follows:

                      1999                         $  175,786
                      2000                            169,211
                      2001                            114,286
                      2002                             66,516
                      2003                             36,876
                                                   ----------

                                                   $  562,675
                                                   ==========

      B. Employment Contract

            The President and Chief Executive Officer of the Company is covered under an employment agreement with a term expiring in 2000. The agreement provides for minimum aggregate annual salary of $175,000 and, under certain circumstances, for a severance payment based upon a multiple of past annual compensation.

      C. Restricted Stock Grant

            The Company, in 1997, issued 10,000 shares of common stock to a director-consultant pursuant to a restricted stock agreement. The agreement provided that the shares would vest ratably over a three year period with the unvested portion subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. During 1997 the risk of forfeiture lapsed with respect to 5,000 shares and an expense in the amount of $21,875 was recognized. During 1998, the risk of forfeiture lapsed with respect to the remaining 5,000 shares and an expense was recognized in the amount of $6,250.

NOTE 16. - RELATED PARTY TRANSACTIONS

      Interest expense incurred under notes issued to the Company's principal stockholders and former chairman, a family trust, the Company's CEO, and the wife of the Company's CEO amounted to $102,179, $105,327 and $99,907, for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 amount includes $27,306 relating to the amortization of a note discount (see Note 10).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:

                                           1998           1997         1996
                                        ------------   -----------  -----------
         Interest                        $360,664       $712,875    $ 407,800
                                         ========       ========    =========
         Taxes                           $  6,144       $  4,385    $   6,773
                                         ========       ========    =========

      During 1998, 35,581 shares of common stock were issued in connection with the exercise of non-qualified stock options. The consideration received for these shares was the forgiveness of $106,743 of convertible notes payable. Also, 101,355 shares of common stock were issued in connection with the conversion of notes payable from the former principal shareholder. In addition, a note payable in the amount of $70,000 and corresponding accrued interest of $3,500 was repaid with 24,500 shares of SSC. The Company also recorded $529,902 of additional paid-in capital for detachable warrants issued with a note payable to the current principal stockholder. In connection with the acquisition of MLPC, the Company also recorded goodwill of approximately $29,000 relating to the excess of the net liabilities assumed over the assets acquired of approximately $5,000.

      During 1997, convertible debentures in the amount of $1,600,000 as well as $42,375 of related accrued interest, were converted in to 321,717 shares of common stock of the Company. In addition, convertible notes payable in the amount of $140,000 as well as $10,433 of related accrued interest were converted in to 30,087 shares of common stock. The Company also issued 9,727 shares of common stock with a value of $94,228 to the former owners of LF pursuant to the earn-out provisions of the purchase agreement. The Company also issued 32,389 shares of common stock at a discounted value of $175,000 to the principal stockholder of the Company in connection with partial settlement of the 1996 litigation settlement.

      During 1996, convertible debentures in the amount of $4,366,000 were converted into 601,497 shares of common stock of the Company. In addition, accrued interest on a note payable to one of the Company's officers was converted into principal in the amount of $51,859. The Company also entered into a capital lease obligation for the acquisition of equipment in the amount of $250,000. The Company also refinanced short and long-term obligations in the amount of $1,627,370. The Company issued 2,000 shares of common stock valued at $30,000 for acquisition of a technology license from Brown University.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18. - BUSINESS SEGMENTS

      Effective Fiscal 1998 the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements as well as related disclosures. The adoption did not change the Company's reportable segments. Prior periods have been restated to conform with the reporting requirements of this statement.

      The Company's businesses are currently organized, managed and internally reported as two segments. The segments are determined based on differences in products, production processes and internal reporting. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal.

      In 1995, the Company had one primary operating segment, Laser Services, which involves contract laser material processing services and laser technology consulting services. This is the result of the suspended operation of the Rotary Engine Development segment at that time.

      In 1996, the Company began operating in two new segments following the acquisition and creation of the two new subsidiaries: Rapid Tooling and Manufacturing, and Photonic Materials Processing. Operations in the Rapid Tooling and Manufacturing segment involve marketing proprietary high productivity production injection mold tooling techniques developed by the Advanced Technology Group of LF. Operations in the Photonic Materials Processing segment involve commercialization and expansion of platform photonic technologies; LaserPaint(TM), a patented discovery which allows almost any material to be a generator of laser light; direct laser micro patterning of glass; and "Quantum Dot Phosphors" which holds promise for better high brightness, high definition video displays. During 1998, the Company decided to discontinue and sell its photonic materials processing segment (see Note 4).

      Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during 1998, 1997 and 1996 is set forth as follows:

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. - BUSINESS SEGMENTS (CONTINUED)

===================================================================================================================================
                                           Rotary                                          Rapid
                                           Engine          Laser        Photonic        Tooling and
                                        Development(1)   Service(2)    Materials(3)    Manufacturing   Eliminations    Consolidated
                                        --------------   ----------    ------------    -------------   ------------    ------------
                 1998
Sales to unaffiliated customers          $       --    $  6,953,199    $               $    442,906    $         --    $ 7,396,105
Intersegment sales                               --              --              --              --              --             --
                                         ----------    ------------    ------------    ------------    ------------    -----------
   Total revenue                         $       --    $  6,953,199    $         --    $    442,096    $         --    $ 7,396,105
                                         ==========    ============    ============    ============    ============    ===========
Operating loss                           $             $   (441,083)   $         --    $ (1,167,198)   $    362,985    $(1,245,296)
                                         ==========    ============    ============    ============    ============    ===========
Net income from disposed  business
 segments                                $       --    $               $    394,125    $         --    $         --    $   394,125
                                                       ============    ============    ============    ============    ===========
Interest income                          $       --    $     40,287    $         --    $         --    $         --    $    40,287
                                         ==========    ============    ============    ============    ============    ===========
Interest expense                         $       --    $    334,873    $         --    $     38,532    $         --    $   373,405
                                         ==========    ============    ============    ============    ============    ===========
Income tax benefit                       $       --    $  1,067,000    $         --    $         --    $         --    $ 1,067,000
                                         ==========    ============    ============    ============    ============    ===========
Identifiable assets                      $             $  8,026,057    $         --    $    489,585    $         --    $ 8,515,642
                                         ==========    ============    ============    ============    ============    ===========
Depreciation and amortization            $             $    553,775    $         --    $     46,475    $     28,611    $   628,861
                                         ==========    ============    ============    ============    ============    ===========
Capital expenditures                     $       --    $    754,045    $         --    $     76,125    $         --    $   830,170
                                         ==========    ============    ============    ============    ============    ===========

                 1997
Sales to unaffiliated customers          $       --    $  5,335,446    $         --    $    113,129    $         --    $ 5,448,575
Intersegment sales                               --         300,000              --              --        (300,000)            --
                                         ----------    ------------    ------------    ------------    ------------    -----------
   Total revenue                         $       --    $  5,635,446    $         --    $    113,129    $   (300,000)   $ 5,448,575
                                         ==========    ============    ============    ============    ============    ===========
Operating loss                           $       --    $   (939,882)   $         --    $ (1,052,778)   $    261,026    $(1,731,634)
                                         ==========    ============    ============    ============    ============    ===========
Income (loss) from discontinued
 operations                              $       --    $         --    $ (1,958,520)   $         --    $         --    $(1,958,520)
                                         ==========    ============    ============    ============    ============    ===========
Interest income                          $       --    $     39,154    $         --    $         --    $         --    $    39,154
                                         ==========    ============    ============    ============    ============    ===========
Interest expense                         $       --    $    781,105    $         --    $     23,768    $         --    $   804,873
                                         ==========    ============    ============    ============    ============    ===========
Identifiable assets                      $       --    $  6,167,917    $    437,375    $    345,637    $         --    $ 6,950,929
                                         ==========    ============    ============    ============    ============    ===========
Depreciation and amortization            $       --    $    704,123    $         --    $     16,842    $     20,747    $   741,712
                                         ==========    ============    ============    ============    ============    ===========
Capital expenditures                     $       --    $    636,436    $         --    $    318,270    $         --    $   954,706
                                         ==========    ============    ============    ============    ============    ===========
                 1996
Sales to unaffiliated customers          $       --    $  5,080,207    $         --    $         --    $         --    $ 5,080,207
Intersegment sales                               --          36,650              --              --         (36,650)            --
                                         ----------    ------------    ------------    ------------    ------------    -----------
   Total revenue                         $       --    $  5,116,857    $         --    $         --    $    (36,650)   $ 5,080,207
                                         ==========    ============    ============    ============    ============    ===========
Operating loss                           $  (95,797)   $ (2,518,080)    $         --    $   (110,537)   $    241,317    $(2,483,097)
                                         ==========    ============    ============    ============    ============    ===========
Income (loss) from discontinued
 operations                              $       --    $         --    $   (504,105)   $         --    $         --    $  (504,105)
                                         ==========    ============    ============    ============    ============    ===========
Interest income                          $       --    $     91,517    $         --    $         --    $         --    $    91,517
                                         ==========    ============    ============    ============    ============    ===========
Interest expense                         $       --    $  1,815,465    $         --    $         --    $         --    $ 1,815,465
                                         ==========    ============    ============    ============    ============    ===========
Identifiable assets                      $   34,833    $  5,718,537    $  2,883,781    $     49,994    $    (27,476)   $ 8,659,669
                                         ==========    ============    ============    ============    ============    ===========
Depreciation and amortization            $   16,087    $    970,966    $         --    $      5,595    $     14,136    $ 1,006,784
                                         ==========    ============    ============    ============    ============    ===========
Capital expenditures                     $       --    $    251,664    $    347,485    $     57,915    $         --    $   657,064
                                         ==========    ============    ============    ============    ============    ===========

      (1) Includes parent holding company, 1996.
      (2) Includes parent holding company, 1997 and 1998.
      (3) Represents SSC (see Note 4).

                              INFINITE GROUP, INC.
                       (FORMERLY INFINITE MACHINES CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 19. - FOURTH QUARTER ADJUSTMENTS

      There were no material adjustments recognized in the fourth quarter of fiscal 1998 and 1997.

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

NOTE 20. - SUBSEQUENT EVENT

      In February, 1999 the Company disposed of its remaining preferred stock interest in Spectra Science Corp. (see Note 4).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on March 15, 1999 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE                           TITLE                        DATE
---------                           -----                        ----

/s/ Clifford G. Brockmyre
-------------------------     Director, President and
Clifford G. Brockmyre         Chief Executive Officer       March 15, 1999


/s/ Daniel T. Landi
-------------------------     Chief Financial and           March 15, 1999
Daniel T. Landi               Accounting Officer


/s/ Michael S. Smith
-------------------------     Director                      March 15, 1999
Michael S. Smith


/s/ James P. Sherblom
-------------------------     Director                      March 15, 1999
James P. Sherblom