Form 10QSB
period 1999-03-31
INFINITE GROUP INC
filed 1999-05-13
CIK 884650

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

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

               2364 Post Road, Warwick, RI 02886
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

                             Yes |X|   No |_|

As of May 05, 1999 the Registrant has a total of 2,178,529 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format

                             Yes |_|   No |X|

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998                              3

            Consolidated Statements of Operations - Three Months
            Ended March 31, 1999 and 1998                                     4

            Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1999 and 1998                                     5

            Notes to Unaudited Consolidated Financial Statements            6-9

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                           10-17

PART II. OTHER INFORMATION

Items
 1-6        Not Applicable                                                   17

SIGNATURES                                                                   18

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            March 31,        December 31,
                                                              1999               1998
                                                          ------------       ------------
  ASSETS
Current assets:
  Cash and cash equivalents                               $  3,067,604       $  1,010,736
  Restricted funds                                             125,585             78,125
  Accounts receivable, net of allowances                       773,381          1,093,414
  Inventories                                                  157,998            193,412
  Deferred tax asset                                                --            825,000
  Advance - stockholder                                         51,029             50,383
  Other current assets                                         239,926            182,567
                                                          ------------       ------------
    Total current assets                                     4,415,523          3,433,637

Property and equipment, net                                  4,812,856          4,442,338

Other assets:
  Note receivable - stockholders                                36,990             47,102
  Note receivable                                              200,000                 --
  Other intangible assets, net                                 352,602            342,565
  Other investment                                             250,000            250,000
                                                          ------------       ------------
    Total other assets                                         839,592            639,667
                                                          ------------       ------------

                                                          $ 10,067,971       $  8,515,642
                                                          ============       ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                  $    433,757       $    522,757
    Stockholders                                               231,031            231,031
  Accounts payable and accrued expenses                        886,271          1,171,329
  Current maturities of notes payable - stockholders            29,206             29,206
  Current maturities of long-term obligations                  280,330            307,628
                                                          ------------       ------------
    Total current liabilities                                1,860,595          2,261,951

Long term obligations                                        2,288,627          2,301,862

Notes payable - stockholders                                   590,297            601,955

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
    shares authorized 2,728,604 and 2,673,334
    shares issued; 2,178,529 and 2,673,334                       2,728              2,673
    shares outstanding
  Additional paid-in capital:
    Common stock                                            20,374,740         20,210,268
    Warrants                                                   573,418            555,585
  Accumulated deficit                                      (14,247,247)       (17,418,652)
                                                          ------------       ------------
                                                             6,703,639          3,349,874
  Less treasury stock, 550,075 shares, at cost               1,375,187                 --
                                                          ------------       ------------
    Total stockholders' equity                               5,328,452          3,349,874
                                                          ------------       ------------

                                                          $ 10,067,971       $  8,515,642
                                                          ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      1999              1998
                                                  -----------       -----------

Sales                                             $ 1,236,002       $ 1,925,407
Cost of goods sold                                    947,403         1,065,046
                                                  -----------       -----------
Gross profit                                          288,599           860,361

Costs and expenses
  Operating expenses                                   38,937            66,353
  Research and development                            408,843           320,500
  General and administrative expenses                 455,051           287,260
  Selling expenses                                    143,538           115,901
  Depreciation and amortization                       147,075           139,577
                                                  -----------       -----------
    Total costs and expenses                        1,193,444           929,591

Operating loss                                       (904,845)          (69,230)

Other income (expense)
  Interest and other income                            17,352             7,281
  Interest expense                                   (111,417)          (76,842)
                                                  -----------       -----------
    Total other income (expense)                      (94,065)          (69,561)
                                                  -----------       -----------

Loss from continuing operations                      (998,910)         (138,791)

Disposed business segment:
  Loss from operations of disposed
    business segment                                       --          (278,378)
  Gain on sale of business segment
    (less applicable income taxes of $825,000)      4,170,315                --
                                                  -----------       -----------

Net income (loss)                                 $ 3,171,405       $  (417,169)
                                                  ===========       ===========

Income (loss) per share- basic:
  Continuing operations                                 (0.39)            (0.06)
  Disposed business segment:
    Loss from operations                                   --             (0.12)
    Gain on sale                                         1.61                --
                                                  -----------       -----------
  Net income (loss) per common share                     1.22             (0.18)
                                                  ===========       ===========

Income (loss) from disposed business
  segment per share - diluted                            1.57             (0.12)
                                                  ===========       ===========

Weighted average number of common
  shares outstanding:

    Basic                                         $ 2,591,311       $ 2,263,330
                                                  ===========       ===========

    Diluted                                       $ 2,657,978       $ 2,263,330
                                                  ===========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended      Three Months Ended
                                                                         March 31,               March 31,
                                                                            1999                   1998
                                                                        -----------             -----------
Cash flows from operating activities:
  Net loss from continuing operations                                   $  (998,910)            $  (138,791)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operations:
      Depreciation and amortization                                         147,075                 139,211
      Amortization of discount on note payable                               13,967                      --
      Expenses satisfied via issuance of equity                              39,527                      --
      Asset write down and allowances                                        10,112                  10,113
      Changes in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                               320,033                (222,568)
          Other current assets                                               67,641                  (3,888)
          Inventory and inventoried parts                                    35,414                 (84,688)
        Increase (decrease) in liabilities:
          Accounts payable and accured expenses                            (285,058)                 41,450
                                                                        -----------             -----------
      Net cash used in continuing operations                               (650,199)               (259,161)

Cash flows from investing activities:
  Purchase of property and equipment                                       (508,925)               (305,341)
  Proceeds from the sale of of investment in Spectra Science Corp.        3,620,128                      --
  Increase in other assets                                                  (18,705)                (10,417)
  Advance to stockholder                                                       (646)                     --
  Advance on note receivable                                               (200,000)                     --
                                                                        -----------             -----------
      Net cash provided by (used in) investing activities                 2,891,852                (315,758)

Cash flows from financing activities:
  Net borrowings (repayments) of short-term debt                            (89,000)                319,551
  Repayments of long-term obligations                                       (40,533)                (18,394)
  Repayments of notes payable - stockholders                                 (7,792)                     --
  Increase in restricted funds, net                                         (47,460)                (49,663)
                                                                        -----------             -----------
      Net cash provided by (used in) financing activities                  (184,785)                251,494
                                                                        -----------             -----------

Net increase (decrease) in cash and cash equivalents                      2,056,868                (323,425)

Cash and cash equivalents - beginning of period                           1,010,736                 541,653
                                                                        -----------             -----------

Cash and cash equivalents - end of period                               $ 3,067,604             $   218,228
                                                                        ===========             ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, which includes audited financial statements and footnotes as of and for the years ended December 31, 1998 and 1997.

NOTE 2. - REVERSE STOCK SPLIT

      On February 16, 1999, the Company effected a one for five reverse stock split of the Company's $.001 par value common stock. This transaction was given retroactive effect in the December 31, 1998 audited financial statements, as well as the accompanying March 31, 1999 and 1998 financial statements. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 3. - DISPOSAL OF A BUSINESS SEGMENT

      In February 1999, the Company completed the sale of its equity interest in Spectra Science Corp. (SSC). 611,194 shares of Series A Preferred Stock of SSC were sold in consideration for the retirement of approximately 550,000 shares of the Company's common stock. As a result the Company recorded a gain of approximately $1.375 million. Additionally, the Company sold 1,342,249 shares of SSC for $2.25 per share to two shareholders of SSC, and 477,583 shares were repurchased by SSC at a price of $1.26 per share, for an aggregate cash consideration to the Company of approximately $3,600,000. The transaction resulted in a gain of approximately $3,600,000. The total gain recognized in 1999, as a result of the above transactions, amounted to approximately $4.15 million, net of $825,000 in income taxes.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The difference between the weighted average number of common shares outstanding for the basic and diluted calculation represents the effect of convertible debentures. The conversion of outstanding options and warrants were not considered in the calculation of diluted earnings per share since the average market price is less than the exercise price for all excercisable securities during the quarter ended March 31, 1999. The impact of convertible debentures was excluded from the computation of loss per share from continuing operations because their assumed conversion would be antidilutive.

NOTE 5. - SUPPLEMENTAL CASH FLOW INFORMATION

      The Company recorded approximately $18,000 of additional paid-in capital for detachable warrants issued in connection with a note payable to the current principal stockholder. In addition, the Company recorded approximately $125,000 of additional paid-in capital in connection with the issuance of common stock for consulting services rendered.

NOTE 6. - SUBSEQUENT EVENT

      In April 1999, the Company acquired 100% of the common stock of Osley & Whitney, Inc. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash paid at closing and $1,200,000 in promissory notes payable over three years at 8% per annum). In April 1999, the Company acquired 100% of the common stock of Materials & Manufacturing Technologies, Inc., of West Kingston, Rhode Island. The aggregate consideration paid for the stock was 20,000 shares of Infinite Group, Inc. common stock valued at approximately $32,500. Both transactions will be accounted for under the purchase method of accounting, whereby the results of operations of the acquired companies will be included from the date of acquisition.

      In April 1999, the Company formed a new subsidiary, Express Pattern, which provides rapid prototyping services. The subsidiary acquired equipment to start-up operations for approximately $248,000.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - BUSINESS SEGMENTS

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

      A summary of selected consolidated information for the Company's industry segments during the three months ended March 31, 1999 and 1998 is set forth as follows:

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - BUSINESS SEGMENTS (CONTINUED)

                                                                                             Rapid
                                                     Laser             Photonic            Tooling and
                                                  Service (1)        Materials (2)        Manufacturing        Consolidated
                                                  -----------        -------------        -------------        ------------
   Three Months Ended March 31, 1999
   ---------------------------------
Sales from external customers                     $ 1,173,954         $        --          $    62,048          $ 1,236,002
                                                  ===========         ===========          ===========          ===========
Operating loss                                    $  (562,782)        $        --          $  (342,063)         $  (904,845)
                                                  ===========         ===========          ===========          ===========
Net income from disposed business
segments                                          $        --         $ 4,170,315          $        --          $ 4,170,315
                                                  ===========         ===========          ===========          ===========
Identifiable assets                               $ 9,466,371         $        --          $   440,663          $ 9,907,034
                                                  ===========         ===========          ===========          ===========

   Three Months Ended March 31, 1998
   ---------------------------------
Sales from external customers                     $ 1,782,295         $        --          $   143,112          $ 1,925,407
                                                  ===========         ===========          ===========          ===========
Operating loss                                    $   180,264         $        --          $  (249,494)         $   (69,230)
                                                  ===========         ===========          ===========          ===========
Net loss from disposed business segments          $        --         $  (278,378)         $        --          $  (278,378)
                                                  ===========         ===========          ===========          ===========
Identifiable assets as of December 31, 1998       $ 8,026,057         $        --          $   489,585          $ 8,515,642
                                                  ===========         ===========          ===========          ===========

(1)   Includes parent holding company.
(2)   Represents Spectra Science Corp.

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

GENERAL

      Infinite Group, Inc. (the "Company") is comprised of two business groups:
The Laser Group and The Plastics Group, and does business in the fields of material processing, advanced manufacturing methods, high productivity production tooling and laser-application technology. The Company's subsidiaries:
Laser Fare, providing comprehensive laser-based materials processing services to leading manufacturers; ExpressTool Corp., engaged in commercialization of its new proprietary high productivity production tooling (HPPT ) technology; Mound Laser & Photonics Center, offering a full range of laser material processing services in the Mid-West as well as specialized laser and photonics services and applied research and development; and The Advance Technology Group engaged in contract research and development. In April 1999, the Company acquired Osley & Whitney, ("O&W"), a 49-year-old moldbuilding company located in Westfield, Massachusetts. The Company's proprietary mold fabrication and conformal cooling technologies compliment O&W's established expertise in the moldbuilding industry. The Company also acquired Materials & Manufacturing Technologies, Inc., ("MMT"), of West Kingston, Rhode Island in April 1999. MMT holds a U.S. patent on its work in zirconium diboride materials. With this acquisition, the Company is in a unique position, with its O&W and Laser Fare subsidiaries, to take advantage of the many benefits of MMT's material system and its applications. As a result of the recent acquisitions, the Company has 153 employees.

Laser Fare, Inc.

      While primarily engaged in contract laser material processing, Laser Fare also develops new applications for industrial lasers. Laser Fare's 20 high powered lasers are capable of performing a wide variety of manufacturing processes with laser operations requiring five and six-axis manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Laser Fare also provides a variety of value-add services, that include assembly, heat treating, coating, testing and inspection. Laser Fare's facilities and equipment can support near term demands but will require additional equipment and approximately 10,000 additional square feet of space to accommodate anticipated changing demand for services.

ExpressTool. Inc.

      ExpressTool is commercializing its proprietary technology that uses conformal cooling and proprietary thermal management for high production injection mold tooling. Its technical capabilities allow molds, cavities and other types of tools to be made more productive than is currently possible with traditional methods. The Fortune 500 industrial companies that ExpressTool is making molds for are demanding a reduction in the time required to bring new products to market. ExpressTool's new proprietary technology not only answers the demand, but also provides superior thermal management. Accordingly, ExpressTool's molds are more productive than conventional tools because of reduced cycle time, yielding a major cost reduction for the user. Management has been and will continue to search for organizations having the needed capabilities that can be combined, through acquisition or joint business arrangement, to integrate ExpressTool's new technology with an established infrastructure and business base. The recent acquisition of Osley & Whitney is the initial phase toward this goal.

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

Advanced Technology Group

      The Advanced Technology Group ("ATG") performs technical consulting and manages research and development programs for industrial customers. In addition to being compensated for services performed, ATG obtains intellectual property rights to the developments created under these services that provide future opportunities for the Company. The Company's ExpressTool subsidiary is a prime example of this.

      ATG recently entered into a one year consulting agreement with Molecular Geodesics, Inc., ("MGI"), of Cambridge, MA. MGI is involved in creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. MGI was awarded a $6.4 million Defense Advanced Research Project Administration contract to develop "bioskins" for the 21st century soldier for protection against chemical and biological weapons. ATG will assist MGI in the creation, development, improvement and modification of manufacturing techniques for tensegrity structures for medical and industrial applications to support MGI's business. ATG will utilize ExpressTool's proprietary techniques to fabricate structures for these "bioskins". ATG will receive as compensation for the performance of its services, the sum total of $150,000, payable at $12,500 per month, plus expenses.

      ATG was awarded a $500,000 Phase II follow-on contract by the United States Air Force/Phillips Laboratory, Kirkland AFB, New Mexico in the second quarter ending June 30, 1997. The contract focused on the continued development of direct materials processing applications and the commercialization of novel high power, high-brightness Laser diode technology, jointly developed by Laser Fare and the A. F. Joffe Technical Institute, St. Petersburg, Russia. In April 1998, the Company entered into an agreement with The Laser Company (TLC) to license the Company's high- brightness laser technology related to the Philips contract. The license agreement provides that TLC may manufacture and sell products and services incorporating this technology; provides however that the Company retains the rights to materials processing applications of the technology.

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

Osley & Whitney, Inc.

      In April 1999, Infinite Group acquired 100% of the outstanding capital stock of privately held Osley & Whitney, Inc. (O&W), a Massachusetts corporation, from its stockholders for approximately $1.5 million payable is cash and notes. O&W is a forty-nine-year-old plastic injection moldbuilding company located in Westfield, MA with fifty-four employees. Mr. John T. Monaghan will continue to serve as its President, and Mr. Roger Poirer will remain as Vice President of Sales and Engineering. O&W serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine companies including Polaroid, Pitney-Bowes, Hardigg Industries, and Titleist, from its 21,500 sq. ft. manufacturing facility in Westfield, Massachusetts. Infinite Group's ExpressTool subsidiary will report to O&W and will remain in Warwick, RI. Infinite's proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds and compliment O&W's established expertise in the moldbuilding industry.

Materials Manufacturing Technologies, Inc.

      In April 1999, Infinite Group acquired 100% of the outstanding stock of Materials & Manufacturing Technologies, Inc. (MMT) of West Kingston, Rhode Island in exchange for 20,000 shares of Infinite Group common stock and the delivery of the MMT Royalty. MMT recently received notification from the U. S. patent office that it had received a patent, number 5,427,987, on its work in zirconium diboride materials. MMT has an exclusive licensing arrangement with Texas A&M University (with rights to sub-license) for use of patents and intellectual property owned by Texas A&M in the area of electrodes and parts made from zirconium diboride/cooper (Zyrkon(TM)) composites. Zyrkon(TM) composite electrodes have been shown to be superior to cooper, tungsten/cooper and graphite electrodes in electrical discharge machining applications. In addition, parts made from Zyrkon(TM) exhibit excellent abrasion resistance and resistance to wear by electric arcs as well as high thermal conductivity and a relatively low coefficient of thermal expansion. These properties indicate that Zyrkon(TM) can be used to replace current material systems in applications as varied as injection mold tooling, spot-welding, waste remediation electrodes, high-current switches and heat sinks. The acquisition provides Infinite with the ability to take advantage of these material systems in the Company's areas of expertise as well as providing Infinite with the ability to address and aggressively pursue new market opportunities.

Express Pattern, Inc.

      In April 1999, Infinite formed of Express Pattern a new rapid prototyping service provider. Express Pattern, located in Buffalo Grove, IL, will focus on providing rapid prototyping services to the metal casting industries. Express Pattern will also provide services to other Infinite Group companies including Osley & Whitney, a supplier of production injection molding, ExpressTool, the developer of a high productivity production tooling process for injection molding, and Laser Fare, a laser material processing company. Mr. Tom Mueller and Mr. Dave Flynn, two long time industry leaders, will head up Express Pattern, Inc.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities, and through the October 1993 public offering of its common stock. During the year ended December 31, 1998, an aggregate of approximately $1.65 million, net of expenses, was provided by debt offerings. In addition, approximately $900,000 of debt was retired in connection with the conversion of notes payable to common stock. As of March 31, 1999, the Company has cash, cash equivalents and marketable securities totaling $3,067,604 available for its working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the three months ending March 31, 1999 were attributed to Laser Fare, the Company anticipates improved revenue from its other divisions, and expense containment measures continue to be implemented. Management is also pursuing other strategies for raising additional working capital through debt and equity transactions.

      On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of fifteen years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3%. The president and chief executive officer also loaned the Company $250,000 in the first quarter of 1998. This note is repayable over a term of one year and bears interest at a rate of 9.0%. In consideration for the loans, the Company granted the lender detachable warrants to purchase 536,000 shares of Company Common Stock exercisable at $5.60 per share. Half of the warrants vested immediately and, provided that the loan remains outstanding, the remaining 50% vest in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable. In April 1999, approximately $650,000 of the outstanding balance of the loan from the Chief Executive Officer was repaid.

      During December 1998 and February 1999 the Company consummated the sale of 2,431,056 shares, or 85% of its Spectra Science Corp ("SSC"). Series A Convertible Preferred Stock ("SSC Stock") yielding net proceeds to the Company of approximately $4.6 million, $1.0 million of which was received in December 1998 and the balance was received in February 1999. As a result of this transaction the Company recognized gains of approximately $1 million and $3.6 million in 1998 and 1999, respectively.

      In February 1999, the Company completed the sale of its equity interest in SSC. 611,194 shares of SSC Stock were sold in consideration for the retirement of 550,000 shares of the Company's common stock. Additionally, the Company sold 1,342,249 shares of SSC Stock for $2.25 per share to the two shareholders of SSC, and 477,583 shares of SSC Stock were repurchased by SSC at a price of $1.26 per share for an aggregate cash consideration to the Company of approximately $3,600,000. The total gain recorded in 1999 amounted to approximately $4.15 million, net of $825,000 for taxes.

      While revenues were realized in the first quarter ended March 31, 1999 on a consolidated basis, substantially all the revenues were attributed to Laser Fare. As of March 31, 1999, the Company had working capital of approximately $2,554,928. Subsequent to the quarter, in April 1999, approximately $650,000 of the outstanding balance of the loan from the Company's chief executive officer was repaid. The Company believes that its working capital, together with its credit facilities, will be sufficient to satisfy the Company's short-term working capital needs. In conjunction with its on-going business expansion program, management is also pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that the Company's current working capital will be adequate to fund its current operations and business expansion or that management will be successful in raising additional working capital.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Consolidated revenues for the three months ended March 31, 1999 were $1,236,002 and consisted primarily of laser division sales. Cost of sales totaled $947,403, and a gross profit of $288,599 was realized for the quarter. Consolidated revenues for the three months ended March 31, 1998 were $1,925,407 consisting solely of laser division sales. Cost of sales totaled $1,065,046, and a gross profit of $860,361 was realized for the three months ended March 31, 1998. Delayed receipt of materials, primarily from aerospace customers, and retooling of certain aerospace products negatively impacted revenues for the quarter ending March 31, 1999.

      Operating expenses for the three months ended March 31, 1999 were $38,937 as compared to $66,353 for the first quarter ended March 31, 1998. This decrease was primarily due to reclassification of Mound Laser & Photonic expenses for the three months ended March 31, 1998, as well as operating cost reductions being implemented. Research and Development expenses were $408,843 in the three months ended March 31, 1999 as compared to $320,500 in the first quarter ended March 31,1998. The increase in the first quarter of 1999 is due primarily to the research and development efforts in the Company's ExpressTool subsidiary.

      General and administrative expenses were $455,051 for the three months ended March 31, 1999 as compared to $287,260 for the first quarter ended March 31, 1998.

The increase of $167,791 or 58% was primarily due to corporate investor relations expenses of $77,672, expenses from Mound Laser & Photonics of $46,501, and expenses related to additional resources at Laser Fare of $27,806, accounting for $151,979 or 91% of the increase. Selling expenses were $143,538 for the quarter ended March 31, 1999, as compared to $115,901 for the first quarter ended March 31, 1998. The increase was attributed to increase sales efforts at Laser Fare.

      Depreciation and amortization expenses totaled $147,075 for the first quarter ended March 31, 1999, as compared to $139,577 for the first quarter of 1998. The increase was primarily due to fixed asset additions.

      Interest expense during the first quarter ending March 31, 1999 was $111,417 as compared to $76,842 for the first quarter of 1998. The increase in interest expense was due to interest paid on the note payable to the Company's president and chief executive officer. Interest and other income for the first quarter of 1999 was $17,352 as compared to $7,281 for the first quarter of 1998. The increase of $10,071 is primarily due to the interest earned on cash and equivalents.

      The Company has a consolidated net income of $3,171,405 for the three months ended March 31, 1999, as compared to the net loss of $417,169 for the three months ended March 31, 1998. The net income is primarily attributed to the gain realized on the sale of the Company's Spectra Science Series A Convertible Preferred Stock of approximately $4,170,315, net of $825,000 in taxes.

YEAR 2000 COMPLIANCE

      The Company is on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Year 2000 problem on the Company's operations.

      In 1997 the Company began an initiative to update and upgrade all computer systems so that it could attain a competitive advantage. Early in 1998 the Company began to address the Year 2000 (Y2K) issue to insure all computer hardware and related software were Y2K compliant. As of September 30, 1998, all of the Company's internal business computer programs and systems were Y2K compliant. The total additional cost of the required modifications to become Y2K compliant was approximately $100,000.

      Year 2000 disruptions in client or vendor operations could result in one or more missing scheduled payments which could impact the Company's cash flow. Year 2000 disruptions of the operations of key vendors could impact the Company's ability to fulfill some of its contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial conditions. However, as a part of the Year 2000 project, the Company has mailed a questionnaire to all of its clients and vendors requesting the status of their Year 2000 compliance on or before March 30, 1999. As of the March 31, 1999, the Company has not received a reply from all of its clients and vendors as requested by the Company and follow up on those that have not responded is in process. When completed this is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and reduce the possibility of significant interruptions of normal business operations.

Part II - Other Information

Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 11, 1999

                                        INFINITE GROUP, INC.

                                        By: /s/ Clifford G. Brockmyre
                                            ------------------------------------
                                        Clifford G. Brockmyre, President
                                        And Chief Executive Officer

                                        By: /s/ Daniel T. Landi
                                            ------------------------------------
                                        Daniel T. Landi
                                        Chief Financial and Accounting
                                        Officer