Form 10QSB
period 1999-06-30
INFINITE GROUP INC
filed 1999-08-13
CIK 884650

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999

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

                               Yes |X|    No |_|

As of July 27, 1999 the Registrant has a total of 2,128,540 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format

                               Yes |_|    No |X|

                                      INDEX

                              INFINITE GROUP, INC.

      PART 1. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
      Item 1.     Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                        3

                  Consolidated Statements of Operations - Three Months
                  and Six Months Ended June 30, 1999 and 1998                4

                  Consolidated Statements of Cash Flows -  Six Months
                  Ended June 30, 1999 and 1998                               5

                  Notes to Unaudited Consolidated Financial Statements       6

      Item 2.     Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                      10

      PART II. OTHER INFORMATION

      Items
       1-5       Not Applicable                                             16

      Item 6     Reports on Form 8-K                                        17

      SIGNATURES

                                  INFINITE GROUP, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                             June 30,          December 31,
                                                               1999               1998
                                                           ------------        ------------
   ASSETS
Current assets:
  Cash and cash equivalents                                $  1,154,440        $  1,010,736
  Restricted funds                                               18,056              78,125
  Accounts receivable, net of allowances                        979,540           1,093,414
  Inventories                                                   723,999             193,412
  Deferred tax asset                                                 --             825,000
  Advance - stockholder                                          50,795              50,383
  Other current assets                                          267,499             182,567
                                                           ------------        ------------
          Total current assets                                3,194,329           3,433,637

Property and equipment, net                                   7,246,485           4,442,338

Other assets:
Note receivable - stockholders                                  231,593              47,102
Note receivable                                                 100,000                  --
Cash surrender value of officer life insurance                  149,753
Prepaid pension costs                                           784,228                  --
Intangible assets, net                                          300,047             342,565
Other investment                                                250,000             250,000
                                                           ------------        ------------
          Total other assets                                  1,815,621             639,667
                                                           ------------        ------------

                                                           $ 12,256,435        $  8,515,642
                                                           ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                   $    675,034        $    522,757
    Stockholders                                                     --             231,031
  Accounts payable and accrued expenses                       1,649,722           1,171,329
  Current maturities of notes payable - stockholders             30,544              29,206
  Current maturities of long-term obligations                   790,880             307,628
                                                           ------------        ------------
          Total current liabilities                           3,146,180           2,261,951

Long term obligations                                         4,980,589           2,301,862

Notes payable - stockholders                                    359,930             601,955

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 2,748,604 and 2,673,334
   shares issued; 2,198,529 and 2,673,334                         2,748               2,673
   shares outstanding
  Additional paid-in capital:
    Common stock                                             20,407,037          20,210,268
    Warrants                                                    577,399             555,585
  Accumulated deficit                                       (15,842,261)        (17,418,652)
                                                           ------------        ------------
                                                              5,144,923           3,349,874
  Less treasury stock, 550,075 shares, at cost                1,375,187                  --
                                                           ------------        ------------
    Total stockholders' equity                                3,769,736           3,349,874
                                                           ------------        ------------

                                                           $ 12,256,435        $  8,515,642
                                                           ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                                  1999               1998               1999               1998
                                                               -----------        -----------        -----------        -----------

Sales                                                            2,685,738          1,839,716        $ 3,921,740        $ 3,765,123
Cost of goods sold                                               2,276,113          1,160,793          3,026,495          2,225,839
                                                               -----------        -----------        -----------        -----------
Gross profit                                                       409,625            678,923            895,245          1,539,284

Costs and expenses
     Research and development                                      387,050            258,533            992,914            579,033
     General and administrative expenses                           809,544            390,752          1,303,532            744,365
     Selling expenses                                              275,988            107,660            419,526            223,561
     Depreciation and amortization                                 203,671            144,663            350,746            284,240
                                                               -----------        -----------        -----------        -----------
          Total costs and expenses                               1,676,253            901,608          3,066,718          1,831,199

Operating loss                                                  (1,266,628)          (222,685)        (2,171,473)          (291,915)

Other income (expense)
     Gain on sale of assets                                             --             85,500                 --             85,500
     Interest and other income(expense)                             20,704            (40,056)            38,056            (32,775)
     Interest expense                                             (119,896)           (58,817)          (231,313)          (135,659)
                                                               -----------        -----------        -----------        -----------
          Total other income (expense)                             (99,192)           (13,373)          (193,257)           (82,934)
                                                               -----------        -----------        -----------        -----------

Loss from continuing operations                                 (1,365,820)          (236,058)        (2,364,730)          (374,849)

Disposed business segment:
     Loss from operations of disposed
       business segment                                                 --           (158,997)                --           (437,375)
     Gain on sale of business segment
       (less applicable income taxes of $825,000)                       --                 --          4,170,315                 --
                                                               -----------        -----------        -----------        -----------
           Net income (loss) from discontiued operations                --           (158,997)         4,170,315           (437,375)

Income (loss) before extraordinary item                         (1,365,820)          (395,055)         1,805,585           (812,224)

Extraordinary item (Note 6)                                       (222,864)                --           (222,864)                 0
                                                               -----------        -----------        -----------        -----------

Net income (loss)                                              $(1,588,684)          (395,055)         1,582,721        $  (812,224)
                                                               ===========        ===========        ===========        ===========

Income (loss) per share - basic:
     Continuing operations                                           (0.62)             (0.10)             (1.04)             (0.15)
     Disposed business segment:
       Loss from operations                                             --              (0.06)                --              (0.18)
       Gain on sale                                                     --                 --               1.84                 --
     Extraordinary item                                              (0.10)                --              (0.10)                --
                                                               -----------        -----------        -----------        -----------
     Net income (loss) per common share                              (0.72)             (0.16)              0.70              (0.33)
                                                               ===========        ===========        ===========        ===========

Income (loss) from disposed business segment
     per share - diluted                                                --              (0.06)              1.79              (0.18)
                                                               ===========        ===========        ===========        ===========

Weighted average number of common
  shares outstanding:
     Basic                                                       2,198,529          2,451,882          2,270,117          2,451,882
                                                               ===========        ===========        ===========        ===========

     Diluted                                                     2,261,029          2,451,882          2,332,617          2,451,882
                                                               ===========        ===========        ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended   Six Months Ended
                                                                                 June 30,           June 30,
                                                                                   1999               1998
                                                                             ----------------   ----------------

Cash flows from operating activities:
      Net loss from continuing operations                                    $     (2,364,730)  $       (812,224)
      Adjustments to reconcile net loss from continuing
       operations to net cash used in continuing operations:
        Depreciation and amortization                                                 350,746            296,518
        Loss attributed to unconsolidated subsidiary                                       --            510,875
        Gain on disposition of assets                                                      --            (85,500)
        Amortization of discount on note payable                                       23,270
        Expenses satisfied via issuance of equity                                      39,527
        Asset write down and allowances                                                20,225             10,669
        Changes in assets and liabilities:
                (Increase) decrease in assets:
                        Accounts receivable                                           362,509            (72,872)
                        Other current assets                                           44,795           (145,879)
                        Inventory and inventoried parts                               315,002            (26,327)
                 Increase (decrease) in liabilities:
                        Accounts payable and accured expenses                        (687,746)            40,147
                                                                             ----------------   ----------------
        Net cash used in continuing operations                                     (1,896,402)          (284,593)

Cash flows from investing activities:
      Purchase of property and equipment                                           (1,229,663)          (825,788)
      Purchase of investments                                                        (298,701)          (250,000)
      Increase in intangible assets                                                   (18,705)           (12,962)
      Proceeds from the sale of of investment in Spectra Science Corp.              3,620,128                 --
      Advance to stockholder                                                             (412)                --
      Advance under note receivable                                                  (100,000)                --
                                                                             ----------------   ----------------
        Net cash used in investing activities                                       1,972,647         (1,088,750)

Cash flows from financing activities:
      Net borrowings (repayments) of short-term debt                                 (280,723)           318,291
      Borrowings of long-term obligations                                             984,026          1,500,000
      Repayments of long-term obligations                                            (652,772)                --
      Repayments of notes payable - stockholders                                      (69,315)                --
      Decrease in restricted funds, net                                                60,069             49,889
                                                                             ----------------   ----------------
        Net cash provided by (used in) financing activities                            41,285          1,868,180
                                                                             ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                  117,530            494,837

Cash and cash equivalents - beginning of period                                     1,036,910            541,654
                                                                             ----------------   ----------------

Cash and cash equivalents - end of period                                    $      1,154,440   $      1,036,491
                                                                             ================   ================

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, which includes audited financial statements and footnotes as of and for the years ended December 31, 1998 and 1997.

NOTE 2. - BUSINESS ACQUISITIONS

      In April 1999, the Company acquired 100% of the common stock of Osley & Whitney, Inc. (O&W). The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in convertible promissory notes payable in three annual installments of $400,000, beginning March 2000, plus interest at 8% per annum). These notes are included in long term obligations as of June 30, 1999 in the accompanying balance sheet.

      The O&W acquisition was accounted for under the purchase method of accounting, whereby the results of operations of O&W are included in the accompanying statement of operations beginning from the date of acquisition. The following is a proforma summary of the results of operations had O&W been acquired as of January 1, 1998:

                              For the Three                For the Six
                              Months Ended                 Months Ended
                                June 30,                     June 30,
                                --------                     --------
                          1999            1998           1999         1998
                          ----            ----           ----         ----

Net income (loss)     $ (1,588,684)    $ (382,860)   $ 1,226,505    $ (957,412)
                      ============     ==========    ===========    ==========

      In April 1999, the Company acquired 100% of the common stock of Materials & Manufacturing Technologies, Inc. (MMT), of West Kingston, Rhode Island. In exchange for 20,000 shares of Infinite Group, Inc. common stock. The MMT acquisition was accounted for under the pooling method of accounting whereby the results of operations of MMT are included on a combined basis as if the acquisition occurred at January 1, 1998. MMT was substantially inactive during 1998 and 1999 and as a result, the results of operations of the Company are as previously reported.

      In April 1999, the Company formed a new subsidiary, Express Pattern, which provides rapid prototyping services. The subsidiary acquired equipment to start-up operations for approximately $248,000.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - LONG TERM OBLIGATIONS

      During the quarter ended June 30, 1999, the Company incurred $984,000 of additional bank debt, which is included in long term obligations as of June 30, 1999 in the accompanying balance sheet. The proceeds were used to refinance existing equipment purchased previously out of cash flow ($635,000) and to purchase new equipment ($349,000). These obligations are payable over a fifteen year term in aggregate monthly payments of approximately $5,500 plus interest at prime plus .75%. The notes are secured by certain equipment of the Company.

NOTE 4. - REVERSE STOCK SPLIT

      On February 16, 1999, the Company effected a one for five reverse stock split of the Company's common stock. This transaction was given retroactive effect in the December 31, 1998 audited financial statements, as well as the accompanying June 30, 1999 and 1998 financial statements. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 5. - DISPOSAL OF A BUSINESS SEGMENT

      In February 1999, the Company completed the sale of its equity interest in Spectra Science Corp. (SSC) whereby 611,194 shares of Series A Preferred Stock of SSC were sold in consideration for the retirement of approximately 550,000 shares of the Company's common stock. As a result the Company recorded a gain of approximately $1.375 million. Additionally, the Company sold 1,342,249 shares of SSC for $2.25 per share to two shareholders of SSC, and 477,583 shares were repurchased by SSC at a price of $1.26 per share, for aggregate cash consideration to the Company of approximately $3,600,000. The transaction resulted in a gain of approximately $3,600,000. The total gain recognized in 1999, as a result of the above transactions, amounted to approximately $4.15 million, net of $825,000 in income taxes.

NOTE 6. - EXTRAORDINARY ITEM

      In April 1999, the Company prepaid a portion ($420,000) of a ten year promissory note, payable to the chairman/principal stockholder. As a result of the early extinguishment of a portion of the note payable, a pro-rata portion of the loan closing costs and the note discount relating to the detachable warrants issued with the debt, were written off in the quarter ended June 30, 1999. The amount charged to expense for the note discount and loan closing costs amounted to $187,390 and $35,474, respectively. The aggregate amount of $222,864, is considered a loss on early extinguishment of debt and is classified as an extraordinary item in the accompanying consolidated statement of operations.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The difference between the weighted average number of common shares outstanding for the basic and diluted calculation represents the effect of convertible debentures. The conversion of outstanding options and warrants were not considered in the calculation of diluted earnings per share since the average market price is less than the exercise price for all excercisable securities during the quarter ended June 30, 1999. The impact of convertible debentures was excluded from the computation of loss per share from continuing operations because their assumed conversion would be antidilutive.

NOTE 8. - SUPPLEMENTAL CASH FLOW INFORMATION

      The Company recorded approximately $22,000 of additional paid-in capital for vested detachable warrants issued in connection with a note payable to the chairman/principal stockholder. In addition, the Company recorded approximately $125,000 of additional paid-in capital in connection with the issuance of common stock for consulting services rendered.

NOTE 9. - BUSINESS SEGMENTS

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

      Effective with the acquisition of O&W (see Note 2), the Company's businesses are currently organized, managed and internally reported as two segments, laser services and plastics. The segments are determined based on differences in products, production processes and internal reporting. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal.

      Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during the three and six month periods ended June 30, 1999 and 1998 is set forth as follows:

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

        NOTE 9. - BUSINESS SEGMENTS (CONTINUED)

                                                                 Laser           Photonic
                                                             Services (1)      Materials (2)       Plastics       Consolidated
                                                             ------------      -------------       --------       ------------

          Three Months Ended June 30, 1999
          --------------------------------
      Sales from external customers                          $   1,148,875     $         --      $  1,536,863     $  2,685,738
                                                             =============     ============      ============     ============
      Operating loss                                         $    (962,989)    $         --      $   (402,831)    $ (1,365,820)
                                                             =============     ============      ============     ============
      Extraordinary item                                     $    (222,864)    $         --      $         --     $   (222,864)
                                                             =============     ============      ============     ============
      Identifiable assets                                    $   8,734,671     $         --      $  3,521,764     $ 12,256,435
                                                             =============     ============      ============     ============

          Three Months Ended June 30, 1998
          --------------------------------
      Sales from external customers                          $   1,823,514     $         --      $     16,202     $  1,839,716
                                                             =============     ============      ============     ============
      Operating income (loss)                                $      62,698     $         --      $   (298,756)    $   (236,058)
                                                             =============     ============      ============     ============
      Net loss from disposed business segments               $          --     $   (158,997)     $         --     $   (158,997)
                                                             =============     ============      ============     ============
      Identifiable assets as of December 31, 1998            $   8,026,057     $         --      $    489,585     $  8,515,642
                                                             =============     ============      ============     ============

          Six Months Ended June 30, 1999
          ------------------------------
      Sales from external customers                          $   2,322,829     $         --      $  1,598,911     $  3,921,740
                                                             =============     ============      ============     ============
      Operating loss                                         $  (1,615,415)    $         --      $   (749,315)    $ (2,364,730)
                                                             =============     ============      ============     ============
      Net income from disposed business segments             $          --     $  4,170,315      $         --     $  4,170,315
                                                             =============     ============      ============     ============
      Extraordinary item                                     $    (222,864)    $         --      $         --     $   (222,864)
                                                             =============     ============      ============     ============

          Six Months Ended June 30, 1998
          ------------------------------
      Sales from external customers                          $   3,605,809     $         --      $    159,314     $  3,765,123
                                                             =============     ============      ============     ============
      Operating income (loss)                                $     180,257     $         --      $   (555,106)    $   (374,849)
                                                             =============     ============      ============     ============
      Net loss from disposed business segments               $          --     $   (437,375)     $         --     $   (437,375)
                                                             =============     ============      ============     ============

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

GENERAL

Infinite Group, Inc. (the "Company") is comprised of two business groups: The Laser Group and The Plastics Group. The Company sells products and services in the fields of material processing, advanced manufacturing methods, high productivity production tooling and laser-application technology. The Company has 153 employees.

The Laser Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg. OH), and The Advance Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers.

The Plastics Group, comprised of Osley & Whitney (Westfield, MA), ExpressTool, (Warwick, RI), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

                                 The Laser Group

While primarily engaged in contract laser material processing, Laser Fare also develops new applications for industrial lasers. Laser Fare's 20 high powered lasers are capable of performing a wide variety of manufacturing processes with multi-axis laser manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Laser Fare also provides a variety of value-added services, that include assembly, heat treating, coating, testing and inspection. Laser Fare quotes orders through traditional sales methods as well as through www.l_Hlt459102735a_Hlt459102735serfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

Mound Laser and Photonics Center ("MLPC") specializes in laser applications within industry, government and education sectors. The Midwest location, a region long known for its expertise in materials and material science, gives the Company a platform for growth into the automotive, aerospace, tool & die, and other local industries. Specialized services include growth of thin films by pulsed laser deposition, application of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has applied for a provisional patent on pulsed laser deposition.

The Advanced Technology Group ("ATG") manages research and development programs for industrial customers. In addition ATG obtains intellectual property rights to the developments created under these contracts that provide future opportunities for the Company. For example, intellectual property development under a contract with Hasbro resulted in the formation of the Company's ExpressTool subsidiary.

ATG recently entered into a one year consulting agreement with Molecular Geodesics, Inc., ("MGI"), of Cambridge, MA. MGI is creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. ATG will utilize Laser Fare and ExpressTool's proprietary techniques to fabricate structures for these "bioskins". Triton Systems of Chelmsford, MA contracts with Laser Fare to laser fabricate aerospace components from metal composite materials. These are strong lightweight materials that are used in jet engines.

                               The Plastics Group

In April 1999, Infinite Group acquired 100% of the outstanding capital stock of privately held Osley & Whitney, Inc. (O&W), a Massachusetts corporation, from its stockholders for approximately $1.5 million payable is cash and notes. O&W is a forty-nine-year-old plastic injection moldbuilding company located in Westfield, MA with fifty-four employees. O&W serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine companies including Polaroid, Pitney-Bowes, Hardigg Industries, and Titleist, from its 21,500 sq. ft. manufacturing facility. ExpressTool reports to O&W. Infinite's proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds and compliment O&W's established expertise in the moldbuilding industry.

ExpressTool incorporates its conformal cooling and proprietary thermal management for high production injection mold tooling to allow molds used in the plastic fabrication industries to cool and eject parts up to 75% faster than traditional molds. Additionally, ExpressTool accepts computer files directly from its customers who use such software as AutoCad, Pro-E and Cadkey to submit their 3-D designs directly over the internet at www.ExpressTool.com. ExpressTool began shipping mold inserts to Cheseborough Pond, 3M, and GE Plastics, and has been invited to apply for preferred vendor status with Pitney Bowes, FordVisteon and others.

In April 1999, Infinite formed Express Pattern located in Buffalo Grove, IL, to expand its Mid-West presence and provide plastic rapid prototyping services to the metal casting industries. In late June 1999, Express Pattern began shipping sample plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison and Hewlett-Packard. In addition, Express Pattern provides direct interface from customer CAD software (such as AutoCad, Pro-E and others) for interface to the Company's stereolithography systems and equipment. Express Pattern also provides similar services to the other Infinite Group companies including Osley & Whitney, ExpressTool and Laser Fare.

Also in April 1999, Infinite Group acquired 100% of the outstanding stock of Materials & Manufacturing Technologies, Inc. (MMT) of West Kingston, Rhode Island in exchange for 20,000 shares of Infinite Group common stock. MMT recently received notification from the U. S. patent office that it had received a patent, number 5,427,987, on its work in zirconium diboride materials. MMT has an exclusive licensing arrangement with Texas A&M University (with rights to sub-license) for use of patents and intellectual property owned by Texas A&M in the area of electrodes and parts made from zirconium diboride/copper (Zyrkon(TM)) composites. Zyrkon(TM) composite electrodes have been shown to be superior to copper, tungsten/copper and graphite electrodes in electrical discharge machining applications. In addition, parts made from Zyrkon(TM) exhibit excellent abrasion resistance and resistance to wear by electric arcs as well as high thermal conductivity and a relatively low coefficient of thermal expansion. These properties indicate that Zyrkon(TM) can be used to replace current material systems in applications as varied as injection mold tooling, spot-welding, waste remediation electrodes, high-current switches and heat sinks. The acquisition provides Infinite with the ability to take advantage of these material systems in the Company's areas of expertise as well as providing Infinite with the ability to address new markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its product development activities through a series of private placements of debt and equity securities. As of June 30, 1999, the Company has cash, cash equivalents and marketable securities totaling $1,154,440.

While the majority of the revenues realized in the six months ending June 30, 1999 were attributed to Laser Fare and Osley & Whitney, the Company anticipates improved revenue from its other divisions and additional expense containment measures have been implemented. Management is also pursuing other strategies for raising additional working capital through debt and/or equity transactions.

On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of fifteen years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3%. The president also loaned the Company $250,000 in the first quarter of 1998. This note is repayable over a term of one year and bears interest at a rate of 9.0%. In consideration for the loans, the Company granted the lender detachable warrants to purchase 536,000 shares of Company Common Stock exercisable at $5.60 per share. Half of the warrants vested immediately and, provided that the loan remains outstanding, the remaining 50% vest in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable. In April 1999, approximately $650,000 of the outstanding balance of the loan was repaid, including $420,000 that was prepaid (See Note 4).

During December 1998 and February 1999 the Company consummated the sale of its investment in Spectra Science Corp. ("SSC") Series A Convertible Preferred Stock ("SSC Stock") yielding net proceeds to the Company of approximately $4.6 million; $1.0 million of which was received in December 1998 and the balance was received in February 1999. As a result of this transaction the Company recognized gains of approximately $1.0 million and $3.6 million in 1998 and 1999, respectively.

As of June 30, 1999, the Company had working capital of approximately $48,000. The Company believes that its working capital, together with its credit facilities, will be sufficient to satisfy the Company's short-term working capital needs. In conjunction with its on-going business expansion program, management is also pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that the Company's current working capital will be adequate to fund its current operations and business expansion or that management will be successful in raising additional working capital.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Consolidated revenues for the three months ended June 30, 1999 were $2,685,738, with $1,148,875 of sales coming from the Laser Group and $1,536,863 of sales coming from the Plastics Group. Cost of sales totaled $2,276,113 and a gross profit of $409,625 was realized for the quarter. Consolidated revenues for the three months ended June 30, 1998 were $1,839,716 consisting solely of Laser Group sales. Cost of sales totaled $1,160,793, and a gross profit of $678,923 was realized for the three months ended June 30, 1998. Continued delayed receipt of materials, primarily from aerospace customers, and retooling of certain aerospace products negatively impacted Laser Fare revenues for the three months ended June 30, 1999.

Research and Development expenses were $387,050 for the three months ended June 30, 1999 as compared to $258,533 for three months ended June 30,1998. The increase in the second quarter of 1999 is due primarily to the research and development efforts in the Company's ExpressTool and Advanced Technology subsidiaries.

General and administrative expenses were $809,544 for the three months ended June 30, 1999 as compared to $390,752 for the three months ended June 30, 1998. The increase of $418,792 or 107% was due primarily to expenses for additional resources at Laser Fare for engineers, training and Y2K compliance, expenses attributed to the newly acquired/formed companies of O&W, Express Pattern and MMT, and professional fees in legal and investor relations areas. Selling expenses were $275,988 for the three months ended June 30, 1999, as compared to $107,660 for the three months ended June 30, 1998. The increase was primarily attributed to increase sales expenses at Laser Fare and ExpressTool.

Depreciation and amortization expenses totaled $203,671 for the three months ended June 30, 1999, as compared to $144,663 for the three months ended June 30, 1998. The increase was primarily due to fixed asset additions.

Interest expense for the first three months ending June 30, 1999 was $119,896 as compared to $58,817 for the first three months ended June 30,1998. The increase in interest expense was due to interest paid on the note payable to the Company's president and chief executive officer, and O & W bank debt. Interest and other income for the three months ended June 30, 1999 was $20,704 as compared to $40,056 for the three months ended June 30, 1998.

The Company has a consolidated net loss of $1,588,684 for the three months ended June 30, 1999, as compared to the net loss of $395,055 for the three months ended June 30, 1998. The increase in the net loss is primarily attributed to an interim slow down in sales at Laser Fare, as previously noted above, and start up costs being incurred at newly acquired/formed entities.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Consolidated revenue for the six months ended June 30, 1999 were $3,921,740, with $2,322,829 of sales coming from the Laser Group and $1,598,911 of sales coming from the Plastics Group. Cost of sales totaled $3,026,495, and a gross profit of $895,245 was realized for the period. For the six months ended June 30, 1998, sales totaled $3,765,123 and consisted primarily of Laser Group sales. Consolidated cost of sales was $2,225,839 for the first six months of 1998 and the Company realized a gross profit of $1,539,284 for the period.

Research and Development expenses were $992,914 during the first six months ended June 30, 1999 as compared to $579,033 during the first six months ended June 30, 1998. The increase is primarily due to the research and development efforts in the Company's ExpressTool and Advanced Technology subsidiaries.

General and administration expenses for the six months ended June 30, 1999 were $1,303,532 as compared to $744,365 for the six months ended June 30, 1998. The increase was due primarily to expenses for additional resources at Laser Fare for engineers, training and Y2K compliance, expenses attributed to the newly acquired/formed companies of O&W, Express Pattern and MMT, and professional fees in the legal and investor relations areas. Selling expenses were $419,526 for the first six months ended June 30, 1999 as compared to $223,561 for the first six months of 1998. The increase was primarily attributed to increased sales expenses at Laser Fare.

Depreciation and amortization expenses totaled $350,746 for the six months ended June 30, 1999 compared to $284,240 for the six months ended June 30, 1998. The increase was primarily due to fixed asset additions.

Interest expense was $231,313 and $135,659 during the six-month periods ended June 30, 1999 and 1998 respectively. The increase in interest expense was due to interest paid on the note payable to the Company's president and chief executive officer, and O&W bank debt. Interest and other income for the six months ended June 30, 1999 was $38,056 compared to $32,775 for the first six months ended June 30, 1998.

The Company had a consolidated net income of $1,582,721 for the six months ended June 30, 1999 as compared to a net loss of $812,244 during the six months ended June 30, 1998. The loss from continued operations was $2,364,730 for the six months ended June 30, 1999 as compared to a loss of $374,849 for the six months ended June 30, 1998. The variance was due primarily to the reduction of sales in Laser Fare as previously mentioned.

The Company is on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations. All phases of the project have been completed, thus minimizing the impact of the Year 2000 problem on the Company's operations.

In 1997 the Company began an initiative to update and upgrade all computer systems so that it could attain a competitive advantage. Early in 1998 the Company began to address the Year 2000 (Y2K) issue to insure all computer hardware and related software were Y2K compliant. Management believes all of the Company's internal business computer programs and systems were Y2K compliant.

Year 2000 disruptions in client or vendor operations could result in one or more missing scheduled payments which could impact the Company's cash flow. Year 2000 disruptions of the operations of key vendors could impact the Company's ability to fulfill some of its contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial conditions. However, as a part of the Year 2000 project, the Company had mailed a questionnaire to all of its clients and vendors requesting the status of their Year 2000 compliance. As of the June 30, 1999, the Company had received a reply from all of its clients and vendors indicating that they either are or will be in full compliance by year-end 1999. This has significantly reduced the Company's level of uncertainty about the Year 2000 problem and reduces the possibility of significant interruptions of normal business operations.

Part II - Other Information

Items 1-5   Not Applicable

Item 6      Reports on Form 8-K
            Reports on Form 8-K dated April 28, 1999 and 8K/A dated June 28, 1999 were filed by the registrant pursuant to item 2 thereof with respect to the acquisition of Osley & Whitney.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 13, 1999

                                          INFINITE GROUP, INC.

                                          By: /s/ Clifford G. Brockmyre
                                              ---------------------------------
                                          Clifford G. Brockmyre, President
                                          And Chief Executive Officer

                                          By: /s/ Daniel T. Landi
                                              ---------------------------------
                                          Daniel T. Landi
                                          Chief Financial and Accounting
                                          Officer