Form 10QSB
period 1999-09-30
INFINITE GROUP INC
filed 1999-11-10
CIK 884650

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

For the transition period from period from  ______ to _______

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                        52-1490422
--------------------------                       --------------------------
     (State or other                              (I.R.S. Employer (I.R.S.
     jurisdiction of                            Employer Identification No.)
      organization)

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

                                 Yes |X| No |_|

As of November 9, 1999 the Registrant has a total of 2,128,540 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                      INDEX

                              INFINITE GROUP, INC.

      PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

      Item 1.     Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                     3

                  Consolidated Statements of Operations - Three Months
                  and Nine Months Ended September 30, 1999 and 1998            4

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998                            5

                  Notes to Unaudited Consolidated Financial Statements      6-10

      Item 2.     Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                     11-18

      PART II. OTHER INFORMATION

      Items
       1-5        Not Applicable                                              18

      SIGNATURES                                                              19

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          September 30,       December 31,
                                                              1999                1998
                                                        -----------------   -----------------
   ASSETS
Current assets:
  Cash and cash equivalents                             $        434,878    $      1,010,736
  Restricted funds                                                63,795              78,125
  Accounts receivable, net of allowances                       1,474,934           1,093,414
  Inventories                                                    544,886             193,412
  Deferred tax asset                                                  --             825,000
  Advance - stockholder                                           50,191              50,383
  Other current assets                                           347,720             182,567
                                                        -----------------   -----------------
          Total current assets                                 2,916,404           3,433,637

Property and equipment, net                                    7,360,216           4,442,338

Other assets:
  Note receivable - stockholders                                 221,480              47,102
  Cash surrender value of officer life insurance                 149,753                  --
  Prepaid pension costs                                          784,228                  --
  Intangible assets, net                                         280,426             342,565
  Other investment                                               250,000             250,000
                                                        -----------------   -----------------
          Total other assets                                   1,685,887             639,667
                                                        -----------------   -----------------

                                                        $     11,962,507    $      8,515,642
                                                        =================   =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                $        885,113    $        522,757
    Stockholders                                                      --             231,031
  Accounts payable and accrued expenses                        1,663,065           1,171,329
  Current maturities of notes payable - stockholders              30,544              29,206
  Current maturities of long-term obligations                  1,064,432             307,628
                                                        -----------------   -----------------
          Total current liabilities                            3,643,154           2,261,951

Long term obligations                                          4,866,386           2,301,862

Notes payable - stockholders                                     516,705             601,955

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 2,748,604 and 2,673,334
   shares issued; 2,198,529 and 2,673,334                          2,748               2,673
   shares outstanding
  Additional paid-in capital:
    Common stock                                              20,407,037          20,210,268
    Warrants                                                     577,399             555,585
  Accumulated deficit                                        (16,675,735)        (17,418,652)
                                                        -----------------   -----------------
                                                               4,311,449           3,349,874
  Less treasury stock, 550,075 shares, at cost                (1,375,187)                 --
                                                        -----------------   -----------------
    Total stockholders' equity                                 2,936,262           3,349,874
                                                        -----------------   -----------------

                                                        $     11,962,507    $      8,515,642
                                                        =================   =================

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                         1999             1998           1999            1998
                                                     ------------      ---------       ---------      ---------
Sales                                                $  2,892,258      1,703,793       6,813,998      5,468,916
Cost of goods sold                                      2,304,671      1,064,064       5,331,166      3,289,903
                                                     ------------      ---------       ---------      ---------
Gross profit                                              587,587        639,729       1,482,832      2,179,013

Costs and expenses
     Research and development                             147,866        153,730       1,140,780        732,763
     General and administrative expenses                  520,624        573,488       1,824,156      1,317,853
     Selling expenses                                     286,525         97,067         706,051        320,628
     Depreciation and amortization                        293,636        154,735         644,382        438,975
                                                     ------------      ---------       ---------      ---------
          Total costs and expenses                      1,248,651        979,020       4,315,369      2,810,219

Operating loss                                           (661,064)      (339,291)     (2,832,537)      (631,206)

Other income (expense)
     Gain on sale of assets                                    --          1,500              --         87,000
     Interest and other income                                935         48,439          38,991         15,664
     Interest expense                                    (174,506)      (103,359)       (405,819)      (239,018)
                                                     ------------      ---------       ---------      ---------
          Total other income (expense)                   (173,571)       (53,420)       (366,828)      (136,354)
                                                     ------------      ---------       ---------      ---------

Loss from continuing operations                          (834,635)      (392,711)     (3,199,365)      (767,560)

Disposed business segment:
     Loss from operations of disposed
       business segment                                        --             --              --       (437,375)
     Gain on sale of business segment
       (less applicable income taxes of $825,000)              --             --       4,170,315
                                                     ------------      ---------       ---------      ---------
           Net income (loss) from discontued operations        --             --       4,170,315       (437,375)

Income (loss) before extraordinary item                  (834,635)      (392,711)        970,950     (1,204,935)

Extraordinary item (Note 7)                                    --             --        (222,864)
                                                     ------------      ---------       ---------      ---------

Net income (loss)                                    $   (834,635)      (392,711)        748,086     (1,204,935)
                                                     ============      =========       =========      =========
Income (loss) per share - basic:
   Contining operations                                     (0.38)         (0.15)          (1.42)         (0.29)
   Disposed business segment
      Loss from operations                                     --             --              --          (0.17)
      Gain on sale                                             --             --            1.86             --
   Extraordinary item                                          --             --           (0.09)            --
                                                     ------------      ---------       ---------      ---------
   Net income(loss) per share                               (0.38)         (0.15)           0.34          (0.45)
                                                     ============      =========       =========      =========

Income from disposed business segment
   per share - diluted                                         --             --            1.75             --
                                                     ============      =========       =========      =========

Weighted average number of common
  shares outstanding:
     Basic                                              2,198,529      2,665,233       2,246,524      2,648,907
                                                     ============      =========       =========      =========
     Diluted                                            2,331,862      2,665,233       2,379,587      2,648,907
                                                     ============      =========       =========      =========

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended  Nine Months Ended
                                                                       September 30,      September 30,
                                                                           1999               1998
                                                                     -----------------  -----------------
Cash flows from operating activities:
      Net loss from continuing operations                                $(3,199,365)    $  (767,560)
      Adjustments to reconcile net loss from continuing
       operations to net cash used in continuing operations:
             Depreciation and amortization                                   644,382        438,975
             Loss attributed to unconsolidated subsidiary                         --         73,500
             Gain on disposition of assets                                        --        (87,000)
             Amortization of discount on note payable                         33,033
             Expenses satisfied by issuance of equity                         39,527         13,686
             Asset write down and allowances                                  30,338         30,428
             Changes in assets and liabilities:
                     (Increase) decrease in assets:
                             Accounts receivable                            (132,885)       (94,168)
                             Other current assets                             64,574        (47,140)
                             Inventory and inventoried parts                 494,115        (74,917)
                      Increase (decrease) in liabilities:
                             Accounts payable and accrued expenses          (673,242)      (117,580)
                                                                         -----------     -----------
             Net cash used in continuing operations                       (2,699,523)      (631,776)

Cash flows from investing activities:
      Purchase of property and equipment                                  (1,617,409)      (597,597)
      Purchase of investments                                               (298,701)      (250,000)
      Increase in intangible assets                                          (18,705)      (112,948)
      Proceeds from the sale of of investment in Spectra Science Corp.     3,620,128             --
      Net collections on advance to stockholder                                  192             --
      Advance under note receivable                                         (100,000)            --
                                                                         -----------     -----------
             Net cash used in investing activities                         1,585,505       (960,545)

Cash flows from financing activities:
      Net borrowings (repayments) of short-term debt                         (70,643)        87,812
      Net borrowings of long-term obligations                              1,373,165      1,500,000
      Repayments of long-term obligations                                   (882,562)            --
      Net borrowings from stockholder                                         77,696
      Decrease in restricted funds, net                                       14,330          3,085
                                                                         -----------     -----------
             Net cash provided by (used in) financing activities             511,986      1,590,897
                                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents                        (602,032)        (1,424)

Cash and cash equivalents - beginning of period                            1,036,910        541,654
                                                                         -----------     -----------

Cash and cash equivalents - end of period                                $   434,878     $  540,230
                                                                         ===========     ==========

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, which includes audited financial statements and footnotes as of and for the years ended December 31, 1998 and 1997.

NOTE 2. - BUSINESS ACQUISITIONS

      In April 1999, the Company acquired 100% of the common stock of Osley & Whitney, Inc. (O&W). The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in convertible promissory notes payable in three annual installments of $400,000, beginning March 2000, plus interest at 8% per annum). These notes are included in long term obligations as of September 30, 1999 in the accompanying balance sheet.

      The O&W acquisition was accounted for under the purchase method of accounting, whereby the results of operations of O&W are included in the accompanying statement of operations beginning from the date of acquisition. The following is a proforma summary of the results of operations had O&W been acquired as of January 1, 1998:

                             For the Three                 For the Nine
                             Months Ended                  Months Ended
                             September 30,                 September 30,
                             -------------                 -------------
                           1999          1998           1999          1998
                           ----          ----           ----          ----
Net income (loss)       $(834,635)    $(613,283)      $391,870     $(1,280,306)
                        =========     =========       ========     ===========

      In April 1999, the Company also acquired 100% of the common stock of Materials & Manufacturing Technologies, Inc. (MMT), of West Kingston, Rhode Island, in exchange for 20,000 shares of Infinite Group, Inc. common stock. The MMT acquisition was accounted for under the pooling method of accounting whereby the results of operations of MMT are included on a combined basis as if the acquisition occurred at January 1, 1998. MMT was substantially inactive during 1998 and 1999 and as a result, the proforma results of operations of the Company are as previously reported.

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

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - LONG TERM OBLIGATIONS

      During the quarters ended June 30, 1999 and September 30, 1999, the Company incurred $1,223,000 of additional bank debt, which is included in long term obligations as of September 30, 1999 in the accompanying balance sheet. The proceeds were used to refinance equipment purchased previously out of cash flow ($635,000) and to purchase new equipment ($588,000). These obligations are payable over a fifteen year term in monthly payments aggregating approximately $6,800 plus interest at prime plus .75%. This debt is secured by certain equipment of the Company.

NOTE 4. - NOTES PAYABLE - STOCKHOLDERS

      During the quarter ended September 30, 1999, the Company incurred $150,000 of additional debt, payable to the President and principal stockholder, which is included in note payable - stockholders as of September 30, 1999 in the accompanying balance sheet. The obligation is convertible into shares of the Company's common stock at $.9375 per share. Until conversion, interest accrues at the prime interest rate (8.25% at September 30, 1999).

NOTE 5. - REVERSE STOCK SPLIT

      On February 16, 1999, the Company effected a one for five reverse stock split of the Company's common stock. This transaction was given retroactive effect in the December 31, 1998 audited financial statements, as well as the accompanying September 30, 1998 financial statements. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 6. - DISPOSAL OF A BUSINESS SEGMENT

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

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - EXTRAORDINARY ITEM

      In April 1999, the Company prepaid a portion ($420,000) of a ten year promissory note, payable to the chairman/principal stockholder. As a result of the early extinguishment of a portion of the note payable, a pro-rata portion of the loan closing costs and the note discount relating to the detachable warrants issued with the debt were written off in the quarter ended June 30, 1999. The amount charged to expense for the note discount and loan closing costs amounted to $187,390 and $35,474, respectively. The aggregate amount of $222,864 is considered a loss on early extinguishment of debt and is classified as an extraordinary item in the accompanying consolidated statement of operations.

NOTE 8. - EARNINGS PER SHARE

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

NOTE 9. - SUPPLEMENTAL CASH FLOW INFORMATION

      The Company recorded approximately $22,000 of additional paid-in capital for vested detachable warrants issued in connection with a note payable to the chairman/principal stockholder. In addition, the Company recorded approximately $125,000 of additional paid-in capital in connection with the issuance of common stock to outside consultants for services rendered.

NOTE 10. - BUSINESS SEGMENTS

      Effective with fiscal year 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements as well as related disclosures. The adoption did not change the Company's reportable segments. Prior periods have been restated to conform with the reporting requirements of this statement.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - BUSINESS SEGMENTS (CONTINUED)

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

      A summary of selected consolidated information for the Company's industry segments during the three and nine month periods ended September 30, 1999 and 1998 is set forth as follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                         Laser              Photonic
                                                     Services (1)         Materials (2)        Plastics           Consolidated
                                                     ------------         -------------        --------           ------------
     Three Months Ended September 30, 1999

Sales from external customers                      $       1,465,331     $            --    $     1,426,927     $       2,892,258
                                                   =================     ===============    ===============     =================
Operating loss                                     $        (380,018)    $            --    $      (281,046)    $        (661,064)
                                                   =================     ===============    ===============     =================
Identifiable assets                                $       8,259,457     $            --    $     3,703,050     $      11,962,507
                                                   =================     ===============    ===============     =================

     Three Months Ended September 30, 1998

Sales from external customers                      $       1,685,305     $            --    $        18,488     $       1,703,793
                                                   =================     ===============    ===============     =================
Operating loss                                     $         (56,166)    $            --    $      (283,125)    $        (339,291)
                                                   =================     ===============    ===============     =================
Identifiable assets as of December 31, 1998        $       8,026,057     $            --    $       489,585     $       8,515,642
                                                   =================     ===============    ===============     =================

     Nine Months Ended September 30, 1999

Sales from external customers                      $       3,788,160     $            --    $     3,025,838     $       6,813,998
                                                   =================     ===============    ===============     =================
Operating loss                                     $      (1,920,740)    $            --    $      (911,797)    $      (2,832,537)
                                                   =================     ===============    ===============     =================
Net income from disposed business segments         $              --     $     4,170,315    $            --     $       4,170,315
                                                   =================     ===============    ===============     =================
Extraordinary item                                 $        (222,864)    $            --    $            --     $        (222,864)
                                                   =================     ===============    ===============     =================

     Nine Months Ended September 30, 1998

Sales from external customers                      $       5,291,114     $            --    $       177,802     $       5,468,916
                                                   =================     ===============    ===============     =================
Operating income (loss)                            $         186,455     $            --    $      (817,661)    $        (631,206)
                                                   =================     ===============    ===============     =================
Net loss from disposed business segments           $              --     $      (437,375)   $            --     $        (437,375)
                                                   =================     ===============    ===============     =================

(1)        Includes parent holding company.
(2)        Represents Spectra Science Corp.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans will be achieved.

GENERAL

We were organized as a Delaware corporation on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our executive offices are located at 2364 Post Road, Warwick, Rhode Island 02886. Our internet home page is located at http://www.infinite-group.com. We own various trademark rights and hold federal trademark registration for our name and the Infinite Group logo. "Infinite Group", "Laser Fare", "Osley & Whitney", "ExpressTool", and "Zyrkon" are registered trademarks of Infinite Group, Inc.

Our business has two segments, The Laser Group and The Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 145 employees.

The Laser Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg. OH), and The Advance Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers. More information on these services is available on our internet web sites; http://www.laserfare.com and http://www.mlpc.com.

The Plastics Group, comprised of Osley & Whitney (Westfield, MA), ExpressTool, (Warwick, RI), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services. More information on these services is available on our internet web site; http://www.expresstool.com.

                                 The Laser Group

Our Laser Fare subsidiary is primarily engaged in contract laser material processing, although it also develops new applications for industrial lasers. Laser Fare has 20 high powered lasers that are capable of performing a wide variety of manufacturing processes with multi-axis laser manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of its sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

Our Mound Laser and Photonics Center ("MLPC") subsidiary specializes in laser applications within industry, government and education sectors. The midwest location, a region long known for its expertise in materials and material science, gives us a platform for growth into the automotive, aerospace tool & die, and other local industries. Specialized services include growth of thin films by pulsed laser deposition, application of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has applied for a provisional patent on pulsed laser deposition.

Our Advanced Technology Group ("ATG") manages research and development programs for industrial customers. In addition, ATG obtains intellectual property rights to the developments created under these contracts that provide future opportunities for us. For example, intellectual property development under a contract with Hasbro resulted in the formation of our ExpressTool subsidiary.

ATG recently entered into a one year consulting agreement with Molecular Geodesics, Inc., ("MGI"), of Cambridge, MA. MGI is creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. Our Advanced Technology Group will utilize Laser Fare's and ExpressTool's proprietary techniques to fabricate structures for these "bioskins". Triton Systems of Chelmsford,

MA contracts with our Laser Fare subsidiary to laser fabricate aerospace components from metal composite materials. These are strong lightweight materials that are used in jet engines.

                               The Plastics Group

In April 1999, we acquired 100% of the outstanding capital stock of privately held Osley & Whitney, Inc. (O&W), a Massachusetts corporation, from its stockholders for approximately $1.5 million payable is cash and notes.

O&W is a forty-nine-year-old plastic injection moldbuilding company located in Westfield, MA with fifty-four employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine companies including Polaroid, Pitney-Bowes, Hardigg Industries, and Titleist, from its 21,500 sq. ft. manufacturing facility. Our proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds and compliment our established expertise in the moldbuilding industry.

Our ExpressTool subsidiary incorporates its conformal cooling and proprietary thermal management for high production injection mold tooling to allow molds used in the plastic fabrication industries to cool and eject parts up to 75% faster than traditional molds. Additionally, they accept computer files directly from its customers who use such software as AutoCad, Pro-E and Cadkey to submit their 3-D designs directly over the internet at www.expresstool.com. ExpressTool began shipping mold inserts to Cheseborough Pond, 3M, and GE Plastics, and has been invited to apply for preferred vendor status with Pitney Bowes, FordVisteon and others.

In April 1999, we formed Express Pattern located in Buffalo Grove, IL, to expand our midwest presence and provide plastic rapid prototyping services to the metal casting industries. In June 1999, Express Pattern began shipping sample plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison and Hewlett-Packard. In addition, it provides direct interface from customer CAD software (such as AutoCad, Pro-E and others) for interface to our stereolithography systems and equipment. Express Pattern also provides similar services to our other subsidiaries.

Also in April 1999, we acquired 100% of the outstanding stock of Materials & Manufacturing Technologies, Inc. (MMT) of West Kingston, Rhode Island in exchange for 20,000 shares of our common stock. MMT recently received notification from the U. S. patent office that it had received a patent, number 5,427,987, on its work in zirconium diboride materials. MMT has an exclusive licensing arrangement with Texas A&M University (with rights to sub-license) for use of patents and intellectual property owned by Texas A&M in the area of electrodes and parts made from zirconium diboride/copper (Zyrkon(TM)) composites. Zyrkon(TM) composite electrodes have been shown to be superior to copper, tungsten/copper and graphite electrodes in electrical discharge machining applications. In addition, parts made from Zyrkon(TM) exhibit excellent abrasion resistance and resistance to wear by electric arcs as well as high thermal conductivity and a relatively low coefficient of thermal expansion. These properties indicate that Zyrkon(TM) can be used to replace current material systems in applications as varied as injection mold tooling, spot-welding, waste remediation electrodes, high-current switches and heat sinks. The acquisition provides us with the ability to take advantage of these material systems in our areas of expertise as well as providing us with the ability to address new markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its product development activities through a series of private placements of debt and equity securities. As of September 30, 1999, the Company has cash, cash equivalents and marketable securities totaling $434,878.

While the majority of the revenues realized in the nine months ending September 30, 1999 were attributed to our Laser Fare and Osley & Whitney operations, we anticipate improved revenue from our other divisions and positive results from additional expense containment measures that have been implemented. We are also pursuing other strategies for raising additional working capital through debt and/or equity transactions.

On June 30, 1998, our president and principal stockholder loaned us $1.15 million. The note evidencing the loan is for a term of fifteen years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3%. Our president had also loaned us $250,000 in the first quarter of 1998 pursuant to a one year note which bore interest at a rate of 9.0%. This note was repaid during 1999. In consideration for the loans, we granted detachable warrants to purchase 536,000 shares of our Common Stock exercisable at $5.60 per share. Half of the warrants vested immediately and, provided that the loan remained outstanding, the remaining 50% vest would in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In the event the notes are prepaid within such period, any unvested warrants are cancelable. As of September 30, 1999, all these warrants had vested. In April 1999, approximately $650,000 of the outstanding balance of the loan was repaid, including $420,000 that was prepaid. During the quarter ended September 30, 1999, our president also loaned us an additional $150,000. The obligation is convertible to common stock at $.9375 per share and bears interest at the prime interest rate.

During December 1998 and February 1999 we consummated the sale of our investment in Spectra Science Corp. ("SSC") Series A Convertible Preferred Stock ("SSC Stock") yielding net proceeds of approximately $4.6 million; $1.0 million of which was received in December 1998 and the balance was received in February 1999. As a result of this transaction we recognized gains of approximately $1.0 million and $3.6 million in 1998 and 1999, respectively.

As of September 30, 1999, we had a working capital deficit of approximately $726,750. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations which would have a material adverse effect on the Company.

In October 1999, we received a letter from the Nasdaq-Amex Market Group ("Nasdaq") advising us that, based upon the Nasdaq staff review, our Common Stock failed to meet the continued listing requirement that the market value of our public float be greater than or equal to $1 million, as required by Nasdaq Marketplace Rule 4310(c)(7). We were provided with 90 calendar days, or until January 10, 2000, to regain compliance with this continued listing requirement. If we are unable to demonstrate compliance with this minimum market float requirement on or before January 10, 2000, Nasdaq has advised us that our Common Stock will be delisted at the opening of business on January 12, 2000. While we believe that we will achieve compliance with this continued listing requirement, compliance is predicated in part upon the market price of our Common Stock over which we have no control. Accordingly, there is no assurance that we will be able to comply with this continued listing requirement and maintain our Nasdaq SmallCap Market listing. The failure to maintain such listing could have a material adverse effect on the market price and liquidity for our Common Stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Consolidated revenues for the three months ended September 30, 1999 were $2,892,258, with $1,465,331of sales coming from our Laser Group and $1,426,927 of sales coming from our Plastics Group. Cost of sales totaled $2,304,671 and a gross profit of $587,587 was realized for the quarter. Consolidated revenues for the three months ended September 30, 1998 were $1,703,793 consisting primarily of our Laser Group sales. Cost of sales totaled $1,064,064, and a gross profit of $639,729 was realized for the three months ended September 30, 1998. The increase of $1,188,465 or 69.8% in consolidated revenues for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily due to the acquisitions.

Research and development expenses were $147,866 for the three months ended September 30, 1999 as compared to $153,730 for three months ended September 30,1998. The decrease in the third quarter of 1999 is due primarily to a reduction in research and development efforts and an increase in the commercialization of our proprietary technology in our Plastics Group.

General and administrative expenses were $520,624 for the three months ended September 30, 1999 as compared to $573,488 for the three months ended September 30, 1998. The decrease of $52,864 or 9.2% was due primarily to cost containment measures we implemented. Selling expenses were $286,525 for the three months ended September 30, 1999, as compared to $97,067 for the three months ended September 30, 1998. The increase was primarily attributed to increased sales expenses in both our Laser and Plastics Groups.

Depreciation and amortization expenses totaled $293,636 for the three months ended September 30, 1999, as compared to $154,735 for the three months ended September 30, 1998. The increase of $138,901 or 89.8% was primarily due to fixed asset additions of approximately $2.5 million over the last twenty-one months in both our Laser and Plastics Groups.

Interest expense for the three months ending September 30, 1999 was $174,506 as compared to $103,359 for the first three months ended September 30,1998. The increase in interest expense was due to interest paid on the note payable to our president and chief executive officer and Osley & Whitney bank debt.

We had a consolidated net loss of $834,635 for the three months ended September 30, 1999, as compared to a consolidated net loss of $392,711 for the three months ended September 30, 1998. The increase in the net loss is primarily attributed to an interim slow down in sales at our Laser Fare and Osley & Whitney subsidiaries, and start up costs being incurred at newly acquired/formed entities.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Consolidated revenue for the nine months ended September 30, 1999 were $6,813,998, with $3,788,160 of sales coming from our Laser Group and $3,025,838 of sales coming from our Plastics Group. Cost of sales totaled $5,331,166, and a gross profit of $1,482,832 was realized for the period. For the nine months ended September 30, 1998, sales totaled $5,468,916 and consisted primarily of our Laser Group sales. Consolidated cost of sales was $3,289,903 for the first nine months ended September 30, 1998 and we realized a gross profit of $2,179,013 for the nine months period ended September 30, 1998.

Research and development expenses were $1,140,780 during the first nine months ended September 30, 1999 as compared to $732,763 during the first nine months ended September 30, 1998. The increase is primarily due to the research and development efforts in our Plastics Group and our Advanced Technology Group.

General and administration expenses for the nine months ended September 30, 1999 were $1,824,156 as compared to $1,317,853 for the nine months ended September 30, 1998. The increase of $506,303 was due primarily to expenses for additional resources at our

Laser Fare subsidiary for engineers, training and Y2K compliance; expenses attributed to our newly acquired/formed companies of Osley &Whitney, Express Pattern and MMT; and professional fees in the legal and investor relations areas. Selling expenses were $706,051 for the first nine months ended September 30, 1999 as compared to $320,628 for the first nine months ended September 30, 1998. The increase of $385,423 or 120% was primarily attributed to increased sales expenses at our Laser Group and Plastics Group for its proprietary technology.

Depreciation and amortization expenses totaled $644,382 for the nine months ended September 30, 1999 compared to $438,975 for the nine months ended September 30, 1998. The increase was primarily due to fixed asset additions in both our Laser and Plastics Groups.

Interest expense was $405,819and $239,018 during the nine-month periods ended September 30, 1999 and 1998, respectively. The increase in interest expense was due to interest paid on the note payable to our president and chief executive officer, and Osley & Whitney bank debt. Interest and other income for the nine months ended September 30, 1999 was $38,991 compared to $15,664 for the nine months ended September 30, 1998.

We had a consolidated net income of $748,086 for the nine months ended September 30, 1999 as compared to a net loss of $1,204,935 during the nine months ended September 30, 1998. The loss from continued operations was $3,199,365 for the nine months ended September 30, 1999 as compared to a loss from continued operations of $767,560 for the nine months ended September 30, 1998. The variance was due primarily to the reduction of sales in our Laser Group as previously discussed.

YEAR 2000 COMPLIANCE

We are on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of our applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those clients and vendors that have a material impact on our operations. All phases of the project have been completed, thus minimizing the impact of the Year 2000 problem on our operations.

In 1997 we began an initiative to update and upgrade all computer systems so that it could attain a competitive advantage. Early in 1998 we began to address the Year 2000 (Y2K) issue to insure all computer hardware and related software were Y2K compliant. Management believes all of our internal business computer programs and systems are Y2K compliant.

Year 2000 disruptions in client or vendor operations could result in one or more missing scheduled payments which could impact our cash flow. Year 2000 disruptions of the operations of key vendors could impact our ability to fulfill some of its contractual obligations. If one or more of these situations occur, our results of operations, liquidity and financial condition could be materially and adversely affected. We are unable to determine the readiness of its key business partners at this time and therefore unable to determine whether the consequences of Y2K failures will have a material impact on our results of operations, liquidity or financial conditions. However, as a part of the Year 2000 project, we have mailed a questionnaire to all of its clients and vendors requesting the status of their Year 2000 compliance. As of the June 30, 1999, we had received a reply from all of its clients and vendors indicating that they either are or will be in full compliance by year-end 1999. This has significantly reduced our level of uncertainty about the Year 2000 problem and reduces the possibility of significant interruptions of normal business operations.

Part II - Other Information

Items 1-5   Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 10, 1999

                                          INFINITE GROUP, INC.


                                          By: /s/ Clifford G. Brockmyre
                                              -----------------------------
                                          Clifford G. Brockmyre, President
                                          And Chief Executive Officer


                                          By: /s/ Bruce J. Garreau
                                              -----------------------------
                                          Bruce J. Garreau, Chief Financial
                                          Officer