Form 10KSB
period 1999-12-31
INFINITE GROUP INC
filed 2000-03-30
CIK 884650

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
        (Mark One)
        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-1490422
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

    2364 Post Road, Warwick, RI                             02886
------------------------------------        ------------------------------------
  (Address of principal executive                        (Zip Code)
             offices)

Issuer's telephone number (401) 738-5777

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on which
        Title of each class                               registered
------------------------------------           ---------------------------------
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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The registrant's revenues for the year ended December 31, 1999 were $9,239,969.

      As of March 20, 2000 there were 2,368,529 outstanding shares of common stock, par value $0.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 2000, based on the average bid and asked price on such date was $20,280,530.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
PART I
  Item 1. Business.........................................................    2
  Item 2. Properties.......................................................    9
  Item 3. Legal Proceedings................................................    9
  Item 4. Submission of Matters to a Vote of Security Holders..............   10
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.........   10
  Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   11
  Item 7. Financial Statements.............................................   21
  Item 8. Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures........................................   22
PART III
  Item 9. Directors and Executive Officers.................................   22
  Item 10.Executive Compensation...........................................   25
  Item 11.Security Ownership of Certain Beneficial Owners and Management. .   30
  Item 12.Certain Relationships and Related Transactions...................   31
  Item 13.Exhibits, and Reports on Form 8-K................................   32

                      FORWARD LOOKING STATEMENT INFORMATION

Various statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," "Certain Factors That May Affect Future Growth," and Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

                                    BUSINESS

Overview

      Our business has two segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 145 employees.

      Our Laser and Photonics Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg, OH) and the Advanced Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers.

      Our Plastics Group, comprised of Osley & Whitney (Westfield, MA), ExpressTool (Warwick, RI), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

      We were organized as a Delaware corporation on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our executive offices are located at 2364 Post Road, Warwick, Rhode Island 02886. We own various trademark rights and hold federal trademark registration for our name and the Infinite Group logo. "Infinite Group," "Laser Fare," "Osley & Whitney," "ExpressTool" and "Zyrkon" are registered trademarks of Infinite Group, Inc. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.mlpc.com, www.expresspattern.com and www.expresstool.com. However, the information found on our Web sites is not part of this report.

The laser and photonics group

      Our Laser Fare subsidiary is primarily engaged in contract laser material processing; however it also develops new applications for industrial lasers. Laser Fare has 22 high powered computer controlled lasers that are capable of performing a wide variety of manufacturing processes with multi-axis laser manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

      Our Mound Laser and Photonics Center (MLPC) subsidiary specializes in laser applications, photonics applications and material processing and provides services within industry, government and education sectors. The midwest location, a region long known for its expertise in materials and material science, gives us a platform for growth into the automotive, aerospace, tool and die and other local industries. Specialized services include growth of thin films by pulsed laser deposition, applications of lasers to chemistry and photochemistry, spectroscopy and applied optics. MLPC has applied for a provisional patent on pulsed laser deposition. The combination of Laser Fare's expertise in materials processing and MLPC's expertise in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology.

      Our Advanced Technology Group (ATG) manages research and development programs for industrial and government sponsors. ATG has recently been awarded several contracts and subcontracts sponsored by the Defense Advanced Research Project Agency (DARPA). DARPA is the central research and development organization for the Department of Defense. It manages and directs selected basic and applied research and development projects for the Department of Defense, and pursues research and technology where risk and payoff are both very high and where success may provide dramatic advances for traditional military roles and missions and dual-use applications. As it effects ATG, these programs have been focused on laser driven direct write technologies. Laser direct technologies enable cost-effective manufacturing of engineered components without the use of expensive tooling by directly depositing materials on the substrate with laser energy. Active and passive devices for electronic and photonic applications can be manufactured this way as well as a wide variety of sensors and activators. These technologies have applications across a broad range of industries that utilize electronic and photonic materials (including telecommunications, automotive and consumer electronics).

      ATG has a consulting arrangement with Molecular Geodesics Inc. (MGI) of Cambridge, MA. MGI is creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. Our Advanced Technology Group will utilize Laser Fare's and ExpressTool's proprietary techniques to fabricate structures for MGI.

      Through ATG, Triton Systems of Chelmsford, MA contracts with our Laser Fare subsidiary to laser fabricate aerospace components from metal composite materials. These are strong lightweight materials that are used in jet engines.

The plastics group

      In April 1999, we acquired 100% of the outstanding capital stock of Osley & Whitney, Inc. (O& W), a privately held Massachusetts corporation, from its stockholders for approximately $1.5 million in cash and notes. O&W is a fifty-year-old plastic injection moldbuilding company located in Westfield, MA with approximately 50 employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods and office machine companies, including Polaroid, Pitney-Bowes, Hardigg Industries and Titleist, from its 21,500 sq. ft. manufacturing facility. Our proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventionally constructed molds. This compliments our established expertise in the moldbuilding industry.

      During 1999, ExpressTool was integrated into our Westfield, MA facility and separate facilities in Warwick, RI were closed to reduce cost and improve productivity. The ExpressTool process incorporates its conformal cooling and proprietary thermal management for high production injection mold tooling to allow molds used in the plastic fabrication industries to cool and eject parts up to 75% faster than traditional molds. Additionally, they accept computer files directly from their customers who use such software as AutoCad, ProE and Cadkey to submit their 3D designs directly over the internet at www.expresstool.com. ExpressTool began shipping mold inserts to Cheseborough Pond, 3M, and GE Plastics and has achieved preferred vendor status with Pitney Bowes, FordVisteon and others.

      In April 1999, we formed Express Pattern located in Buffalo Grove, IL, to expand our midwest presence and provide plastic rapid prototyping services to the metal casting industries. During 1999, Express Pattern shipped plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison, Motorola, and Hewlett-Packard. In addition, it provides direct interface from customer CAD software (such as AutoCad, ProE and others) to our stereolithography systems and equipment. Express Pattern also provides similar services to our other subsidiaries.

      Also in April 1999, we acquired 100% of the outstanding stock of Materials & Manufacturing Technologies, Inc. (MMT) of West Kingston, Rhode Island in exchange for 20,000 shares of our common stock. MMT recently received notification from the United States patent office that it had received a patent, number 5,427,987, on its work in zirconium diboride materials. MMT has an exclusive licensing arrangement with Texas A&M University (with rights to sub-license) for use of patents and intellectual property owned by Texas A&M in the area of electrodes and parts made from zirconium diboride/copper (Zyrkon(TM)) composites. Zyrkon(TM) composite electrodes have been shown to be superior to copper, tungsten/copper and graphite electrodes in electrical discharge machining applications. In addition, parts made from Zyrkon(TM) exhibit excellent abrasion resistance and resistance to wear by electric arcs as well as high thermal conductivity and a relatively low coefficient of thermal expansion. These properties indicate that Zyrkon(TM) can be used to replace current material systems in applications as varied as injection mold tooling, spot-welding, waste remediation electrodes, high-current switches and heat sinks. The acquisition provides us with the ability to take advantage of these material systems in our areas of expertise as well as providing us with the ability to address new markets.

Competition

      We have a unique blend of capabilities. To our knowledge there is no one company that competes with us across the industries we service. However, on a segment by segment basis, our plastics group competes with traditional mold makers and large OEMs. Our competitive advantage lies in proprietary processes such as high productivity production tooling.

      Our laser and photonics group competes in two areas: laser materials processing and laser driven research and development. The materials and processing department of LF competes with laser and traditional job shops. Universities compete for some laser research. However, we are not aware of companies that have both manufacturing and research capabilities with applied practical solutions for advanced manufacturing.

      We compete with different manufacturers, depending on the type of service or product we provide and the geographic locale of our different operations. These competitors may have greater manufacturing, financial, research and development and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect our future growth and should be considered by any prospective purchaser of our securities:

We have an accumulated deficit and have experienced recurring losses. At December 31, 1999, we had an accumulated deficit of $17,985,172. We also experienced approximately $121,886 and $560,190 of net losses, respectively, during the years ended December 31, 1998 and 1999. No assurance can be given that we will not continue to incur losses.

We require working capital. At December 31, 1999 we had negative working capital of approximately $1.0 million. We continue to experience working capital shortages which materially impair our business operations and growth strategy. If we continue to experience working capital limitations it will materially impact our operations and growth prospects.

We require additional financing. To date we have met our working capital and operating requirements through public and private sales of equity and through borrowings. Our continued operations and expansion will depend upon increased revenues from operations and the availability of equity or debt financing. We have no commitments for additional financing. Further, there can be no assurance that we will be able to generate levels of revenues and cash flows sufficient to fund operations or that we will be able to obtain additional financing on satisfactory terms, if at all, to achieve profitable operations.

Our service businesses are vulnerable. A significant portion of our annual net sales comes from a small number of our customers. Since we are dependent upon continued net sales from many customers, any material delay, retooling, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

      Further, although we have long-standing purchase orders with many of our top customers, including Dey Laboratories, General Electric, Polaroid and Pitney Bowes, under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these orders. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales.

We are dependent upon the aerospace, laser photonic and medical device industries, which continually produce technologically advanced products; our inability to continually manufacture such products on a cost-effective basis would harm our business. A majority of our sales are to companies in the aerospace, laser photonic and medical device industries, which are subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our services could decline significantly. If we are unable to offer technologically advanced, cost-effective, quick-response manufacturing services to customers, demand for our services will also decline. In addition, a portion of our net sales are derived from our ability to offer complete service solutions for our customers. Accordingly, if we fail to maintain high-quality services, our net sales would significantly decline.

Our industry is subject to intense competition and rapid technological change. We are engaged in rapidly evolving and highly competitive fields. Competition is intense and expected to increase. Most of our competitors have substantially greater capital resources, research and development staffs, facilities and experience in the furnishing of services. These companies, or others, could undertake extensive research and development in laser technology and related fields which could result in technological changes. There can be no assurance that our competitors will not succeed in developing technologies in these fields which will enable them to offer laser services more advanced and less costly than those we offer or which could render our technologies obsolete.

If we are unable to manage our growth and acquisitions and assimilate new operations in a cost-effective manner, our results will be adversely effected. In 1999 we made two acquisitions and opened a rapid prototyping facility in Illinois. As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with our expansion, our results will be adversely effected. We need to manage integration of our acquisitions to achieve efficient and profitable operations.

We may not be able to adequately protect or enforce our intellectual property rights; and we could become involved in intellectual property disputes. Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. In the future, third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

We are dependent upon key personnel. Our success will depend, in large part, on its continued ability to attract and retain highly qualified engineering, marketing and business personnel. Competition for qualified personnel may be intense and we will be required to compete for such personnel with companies having substantially greater financial and other resources. Our inability to attract and retain such personnel could have a material adverse effect upon its business. Further, we are is dependent on certain management personnel for the operation and development of its business, particularly Clifford G. Brockmyre, our president, chief executive officer and a principal shareholder. The loss or a reduction in the time devoted by Mr. Brockmyre to our business could have a material adverse effect on our business.

Possible fluctuation of operating results from quarter to quarter could affect the market price of our common stock. Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

      o Differences in the profitability of the types of manufacturing services we provide. For example, mold bases have lower gross margins than medical device assembly services;

      o Our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

      o The amount of automation that we can use in the manufacturing process for cost reduction varies depending upon the complexity of the product being made;

      o Our ability to optimize the delivery of materials from customers as to timing and amount to optimize production schedules; and

      o Fluctuations in demand for our services or the products being manufactured.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be harmed.

We must maintain compliance with the Nasdaq Small-Cap listing maintenance requirements for our common stock to continue to be listed. Our common stock is listed on the Nasdaq SmallCap Market Market and in connection therewith we are required to maintain compliance with continued listing requirements including $2 million of net tangible assets and a minimum bid price of $1.00. There is no assurance that we will continue to meet such requirements. In the event that we do not meet the continued listing requirements, our common stock is subject to delisting from the Nasdaq SmallCap Market, whereupon it would trade on the Nasdaq Electronic Bulletin Board. Such an event would make it more difficult for shareholders to effect transactions in the our common stock.

"Penny stock" regulations may impact the market for our common stock. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. If our common stock is removed from listing on Nasdaq, the common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such common stock to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and accordingly the market for our common stock.

Employees

      As of December 31, 1999, we had 144 full-time employees including 94 production personnel, 17 engineering personnel and 12 sales personnel. Our ability to develop, manufacture and market our products and service, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

                                   PROPERTIES

      The table below lists our manufacturing and administrative office locations and square feet owned or leased:

                             Square Feet
                             -----------            Leased     Lease Termination
Location                 Owned         Leased     Annual Rent         Date
--------                 -----         ------     -----------         ----
Warwick, RI                  --         2,223       $35,568           2002
Smithfield, RI           16,800         8,000       $28,800           2000
Narragansett, RI             --           326       $ 6,850           2000
Westfield, MA            21,500            --            --             --
Buffalo Grove, IL            --         5,960       $43,210           2002
Miamisburg, OH               --         4,069       $30,948           2003

We anticipate the need for additional manufacturing facilities in the foreseeable future which we believe will be available on commercially reasonable terms.

                                LEGAL PROCEEDINGS

      We are the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Dr. Nabil Lawandy, caused us to sell to Spectra shares of Spectra's preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Dr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorneys' fees and costs. In its response to the complaint, Spectra has asserted counterclaims against us which we believe are without merit. We intend to vigorously prosecute this action and defend the counterclaims.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 10, 1999, we held our annual meeting of stockholders pursuant to notice. At such meeting, the following directors were elected to hold office until the 2000 annual meeting of stockholders or until their successors are duly elected and qualified: Clifford G. Brockmyre II, Michael S. Smith, J. Terence Feeley and William G. Lyons III (1,476,686 votes in favor and 37,730 against). Further, our 1999 Stock Option Plan was approved (1,378,201 votes in favor, 122,703 votes against and 3,992 abstentions) and the appointment of Freed Maxick, Sachs & Murphy, P. C. as our auditors for the 1999 fiscal year was ratified (1,491,128 votes in favor, 18,180 votes opposed and 5,308 abstentions).

                                     PART II

                  MARKET FOR COMMON EQUITY AND RELATED MATTERS

      Our common stock is quoted on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol "IMCI". The following table sets forth the high and low bid prices of the common stock for the past two fiscal years by quarter as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions. On February 16, 1999, we effected a one-for-five reverse stock split of our common stock. All information presented for periods prior to February 16, 1999 gives effect to the reverse stock split.

         Period                           High                      Low
-------------------------           ------------------        -----------------

1998
First Quarter                            6                         5   5/8
Second Quarter                           5                         4 11/16
Third Quarter                            2 13/16                   2   1/2
Fourth Quarter                           2   1/2                   1  9/16

1999
First Quarter                            1   7/8                   1 14/16
Second Quarter                           2                         1   3/4
Third Quarter                            1                           15/16
Fourth Quarter                           1   3/8                       3/4

      As of March 20, 2000, we believe that we had approximately 1,750 beneficial stockholders.

Dividend Policy

      We do not expect to declare or pay any dividends in the foreseeable future. Instead, we intend to retain all earnings, if any, in order to expand our operations. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial condition and other relevant factors. Under the terms of our credit facilities, we are prohibited from paying dividends or making other cash distributions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about is and our business.

      This report also identifies important factors which could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 5 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

                                    Overview

      Our business has two segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 145 employees.

      Our Laser and Photonics Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg, OH) and the Advanced Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers.

      Our Plastics Group, comprised of Osley & Whitney (Westfield, MA), ExpressTool (Warwick, RI), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

      Since our acquisition of Laser Fare (LF) in 1994, and Mound Laser & Photonics Center (MLPC) in 1998, our operations have primarily consisted of contract research and development for advanced laser and related technologies, pursuing the potential of new technology toward commercialization and expanding LF's material processing business which includes laser welding, machining, drilling and engraving. In addition, MLPC and LF's Advanced Technology division specialize in laser applications, photonics applications and laser dependent materials processing. MLPC received a patent for Pulsed Laser Deposition in 1999. LF is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a contract manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

      One of our research projects conducted with Hasbro, Inc. resulted in the formation of ExpressTool (ET) in 1996. ET was formed for the purpose of commercializing the technology developed in business areas unrelated to Hasbro's operations. In April 1999, we acquired Osley & Whitney (O&W), a 50 year old moldbuilder and we integrated ET into the production process at O&W.

      In April 1999, we acquired Materials and Manufacturing, Inc. (MMT) whose primary assets relate to patents and trademarks in zirconium diboride, and a zirconium diboride copper materials processing system, which will be used to fabricate high durability, high conductivity electrodes at O&W and for other applications. Further, we formed Express Pattern (EP) in April 1999 to allow customers' design engineers to produce rapid prototype parts.

      We continued to experience operating losses in 1999, due primarily to delays at LF in the receipt of materials for aerospace and jet engine parts, as well as combustion liner retooling at customers for new aircraft engine designs. LF also experienced increased costs for engineers, training and Y2K compliance. Expenses attributable to our newly acquired/formed companies (O&W, EP, MMT) and in integrating the EP process also increased operating losses. These losses resulted in substantial reductions in cash flow, increased borrowings from banks and a negative working capital position. Management is focused on our two primary lines of business and is actively pursuing additional capital through strategic alliances, venture capital and investment banking sources. Further we continue to implement cost reduction programs.

      During 1999, our management continued to investigate and implement strategies aimed at developing the laser services and rapid tooling segments of our business. These included ET expending approximately $1 million in research and development funds for developing and marketing technology for high productivity injection mold tooling processes initially developed by LF. We are currently involved in discussions with a number of Fortune 500 companies, which would provide funding and additional revenue sources, for the formation of strategic partnerships for the further development and manufacturing of tools.

      Our financial statements included in this report have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of our business as a going concern. However, we have sustained substantial operating losses in recent years and have used a significant amount of working capital in our operations. Management believes that our operations as restructured, together with our current financial resources, will result in profitable operations in fiscal 2000.

                         Liquidity and Capital Resources

      We have financed our product development activities through a series of private placements of debt and equity securities. As of December 31, 1999, we had cash, cash equivalents and marketable debt securities of approximately $328,000 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized as of December 31, 1999 were attributed to our LF and O&W operations, we anticipate improved revenue from our other divisions and positive results from additional expense containment measures that have been implemented. We are also pursuing other strategies for raising additional working capital through debt and/or equity transactions.

      On June 30, 1998, our president and chief executive officer loaned the company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at a rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5% (8.64 % at December 31, 1999). Our president also loaned the company $250,000 in the first quarter of 1998 pursuant to a one year note which bore interest at a rate of 9.0%. This note was repaid during 1999. In consideration for the loans, we granted detachable warrants to purchase 536,000 shares of our common stock exercisable at $5.60 per share. Half of the warrants vested immediately and the remaining 50% vested in four equal tranches, six, nine, twelve, and fifteen months from the anniversary date of the loan. In April 1999, approximately $650,000 of the outstanding balance of the loans was repaid. As of December 31, 1999, all warrants had vested. During the quarter ended September 30, 1999, our president also loaned us an additional $150,000 pursuant to a note that was convertible to common stock at $0.9375 per share and bore interest at the prime interest rate. Subsequently, in

December 1999, our president converted the note into 160,000 shares of common stock. In consideration for the loan, we granted detachable warrants to purchase 128,000 shares of our common stock exercisable at $1.0375 per share. In December 1999, our president also loaned the company an additional $40,000 pursuant to a ninety day promissory note which bears interest at a rate of 10% per annum.

      During December 1998 and February 1999 we consummated the sale of our investment in Spectra Science Corp. (SSC) Series A Convertible Preferred Stock. As a result of this transaction, we recognized gains of $831,500 and $4,170,315 in 1998 and 1999, respectively.

      As of December 31, 1999 we had a working capital deficit of approximately $1,008,000. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations which would have a material adverse effect on our financial condition and results of operations.

                              Results of Operations

Laser and photonics group

      Revenues from our laser material processing, value added services, advanced technology consulting and laser and photonics services for the year ended December 31, 1999 were $5,252,099 with a gross profit for the period of $1,656,174.

Plastics group

      Revenues from our plastic moldbuiding, conformal cooling and proprietary thermal management of high production injection mold tooling, plastic rapid prototyping services and electrodes and parts made from zirconium diboride/copper (Zykron(TM)) composites for year ended December 31, 1999 were $3,987,870 with a gross profit for the period of $427,978.

Comparison of the years ended December 31, 1999 and 1998

      In 1999, consolidated revenues were $9,239,969 on cost of sales of $7,155,817, resulting in a gross profit of $2,084,152 for the year. Consolidated revenues in 1998 were $7,396,105 on cost of sales of $4,340,421 resulting in a gross profit of $3,055,684. The increase of $1,834,864 or 25% in consolidated revenues for the year ended December

31,1999 compared to the year ended December 31, 1998 was primarily due to the O&W acquisition.

      Research and development expenses were $1,273,437 for the year ended December 31, 1999 as compared to $1,430,333 for the year ended December 31, 1998. The decrease is primarily attributed to cost containment for research and development efforts in our plastics group and our advanced technology group.

      General and administrative expenses were $2,794,605 for the year ended December 31, 1999 as compared to $1,813,897 for the year ended December 31, 1998. The increase of $980,708 is primarily due to expenses for additional resources at our Laser Group for engineers, training, Y2K compliance, expenses attributed to our acquired/formed companies of O&W, EP and MMT, and professional fees in the legal and investor relations areas.

      Selling expenses were $900,166 for the year ended December 31,1999 as compared to $427,889 for the year ended December 31, 1998. The increase of $472,277 or 110% was primarily attributed to increased sales employees at our laser and plastics groups.

      Depreciation and amortization expense totaled $962,925 for the year ended December 31, 1999 as compared to $628,861 for the year ended December 31, 1998. The increase was primarily due to fixed asset additions in both our laser and plastics groups along with depreciation related to O&W.

      Interest expense was $655,032 during 1999 as compared to $373,405 during 1998. The increase of $281,627 or 75% was due to interest paid on the note payable to our president, and debt obligations related to O&W. Interest and other income for the year ended December 31,1999 was $74,633 as compared to $40,287 for the year ended December 31, 1998.

      We had a consolidated net loss of $560,190 for the year ended December 31, 1999 as compared to $121,886 in 1998. The loss from continued operations was $4,507,640 for the year ended December 31, 1999 as compared to $516,011 for the period ended December 31, 1998. The variance is due primarily due to lower than anticipated sales at the laser and plastics business segments and an increase in general and administrative costs related to newly acquired companies.

Comparison of the years ended December 31, 1998 and 1997

      In 1998, consolidated revenues were $7,396,105 on cost of sales of $4,340,421 and gross profit in the amount of $3,055,684 realized during the year. Revenues and gross profit for 1997 were $5,448,575 and $2,402,797, respectively.

      Research and development expenses increased during 1998 to $1,430,333 from $1,051,333 in 1997 an increase of $379,000 or 36%. The increase was primarily due to ET research and development activity.

      General and administrative expenses decreased to $1,813,897 in 1998 from $1,870,663 in 1997. The decrease is primarily attributed to the continued cost reduction management.

      Selling expenses of $427,889 in 1998 were attributed primarily to Laser Fare's materials processing marketing activity, including trade shows, conventions, brochures and other print materials. Selling expenses of $470,723 in 1997 were primarily attributed to similar activities at LF.

      For the year ended December 31, 1998, depreciation and amortization costs were $628,861 as compared to $741,712 for 1997. The decrease resulted from several conversions of convertible debentures to common stock in 1997, resulting in the write-off of the corresponding financing costs in that year. Amortization of deferred financing costs provided approximately $12,000 of the costs as compared to $187,000 in 1997. Amortization of purchased technology and goodwill totaled $50,760 and $49,426 for 1998 and 1997, respectively.

      Interest expense was $373,405 during 1998, as compared to $804,873 in 1997, a decrease of $431,468 or 53.6%. Included in interest expense is a charge for convertible debenture discounts in the amount of $406,849 for 1997. This amount was zero in 1998 due to no debentures being issued. Interest income was $40,287 in 1998, as compared to $39,154 in 1997.

      The decrease in losses of the disposed business segment, Spectra Science, from $1,958,520 for 1997 to $437,375 in 1998, was due to the investment being fully written off during 1998.

      The $1,067,000 deferred income tax benefit recognized in fiscal 1998 relates to our ability to utilize the net operating loss carryforwards for income tax purposes to offset the estimated taxable gain on the sale of our Spectra Science interest in fiscal 1998 and 1999. In fiscal 1997 and prior, a valuation allowance was recorded against the estimated deferred tax benefits associated with the net operating carryforwards because of the uncertainty as to our ability to generate sufficient taxable income in the future to utilize the losses before their expiration.

      Gain on the disposition of a discontinued segment of $831,500, net of income taxes, in 1998 was due to the sale of the first increment of our holdings in Spectra Science.

      All of these factors contributed to the net loss from continuing operations of $516,011 in 1998 as compared to $2,363,902 in 1997 and a net loss of $211,886 in 1998 as compared to $4,322,422 in 1997.

Year 2000 Readiness

      We have not experienced any business interruptions or supplier or customer delays from year 2000 problems to date and have not discovered any year 2000 problems in internal computer systems material to our operations. We intend to continue to monitor our internal system for year 2000 problems. There can be no assurance, however, that we or our suppliers or customers may not face future problems as a result of year 2000 issues.

                              FINANCIAL STATEMENTS

      Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 of this report.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the names, ages and positions of the our directors and executive officers.

               Name                       Age                      Position                      Affiliated
                                                                                                   Since
------------------------------------    --------    ----------------------------------------    -------------
Clifford G. Brockmyre(1)                  58        Chairman of the board, president and            1994
                                                    chief executive officer
Bruce J. Garreau                          49        Chief financial and accounting officer          1999
Daniel T. Landi                           57        Corporate controller and secretary              1994

William G. Lyons III (2)                  43        Director                                        1998

J. Terence Feeley                         49        President - ATG and director                    1994

Michael S. Smith (2)                      45        Director                                        1995

----------
(1) This person may be deemed a parent and/or promoter as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.
(2)   Member of the audit and compensation committees.

      Each director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the will of our board of directors.

Background

      The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

      Clifford G. Brockmyre. Mr. Brockmyre has been a director since October 1994, our president since October 1995 and our chief executive officer since January 1998. For over 27 years, Mr. Brockmyre has been involved in the tooling, machining and manufacturing industries and was the 1992 Chairman of the 3000+ corporation member

National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. The Department of Energy has set up Laser Fare as a model for technology transfer under its Small Business Initiative. Mr. Brockmyre serves on the Rhode Island State Economic Advisory Council, a position he was appointed to by the Governor of Rhode Island.

      J. Terence Feeley. Mr. Feeley has been the president of the Laser Fare-- Advanced Technology Group since 1994. He became a director in March, 1999. He was the co-founder, president and chief executive officer of Laser Fare prior to its acquisition by us. Mr. Feeley is the immediate past President of the Laser Institute of America, the author of over 50 papers on laser technology and the co-editor of three books in the area of laser based rapid manufacturing. Mr. Feeley received a BA from the University of Rhode Island.

      Bruce J. Garreau, Mr. Garreau became our chief financial officer in July 1999. Prior thereto, he served as a consulting principal with the Corporate Financial Group (CFG) that provided financial, merger and acquisition, planning and strategy services to venture capital funded technology and other start-ups, as well as product and other development services to larger companies. Prior to CFG he was executive vice president and controller of Northeast Savings, FA Hartford, CT, then the largest thrift institution in New England (subsequently acquired by Fleet Bank). He served nine years as senior manager and senior computer specialist at KPMG Peat Marwick (now KPMG). He is a graduate of State University of New York at Albany with a BS in public accountancy and is a certified public accountant in New York and Connecticut.

      Daniel T. Landi. Mr. Landi is our corporate controller and secretary and was our chief financial officer from August 1994 to July 1999. Prior thereto, from January 1993 to June 1994 he was the chief financial officer of a privately held aerospace research and development company. From June 1991 through 1992, Mr. Landi was a principal of Focused Management Consulting Group, a firm concentrating on acquisitions, mergers, joint ventures and start-up operations, including private placements and initial public offerings. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems with his twenty-six years of progressive growth in overall business and senior financial management with IBM. Mr. Landi has a B.S. in Finance and an MBA from the University of Connecticut.

      Michael S. Smith. Mr. Smith became a director in 1995 and is a member of the audit and compensation committees. He is the president and chief executive officer of Micropub Systems International Inc., a brewery system manufacturer, and is a principal of International Capital and Management Inc., a merchant banking and venture capital firm. From October 1992 through January 1997, Mr. Smith was the managing director of corporate finance of H.J. Meyers & Co. an investment banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

      William G. Lyons III Mr. Lyons became a director in December 1998 and is a member of the audit and compensation committees. He is president of Third Generation Consultants, LLC and chairman of Blackstone Medical, Inc. Previously, Mr. Lyons was employed by Brimfield Precision, Inc. from 1981 through 1998, a manufacturer of surgical instruments and orthopedic implants, in various capacities including president and chief executive officer. Mr. Lyons received a B.S. in Mechanical Engineering- Material Science from the University of Connecticut and a M.S. in biomedical Engineering from Hartford Graduate Center/Rensselaer Polytechnical Institute.

      Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to its officers and directors were complied with except as follows:
Bruce Garreau -- late Form 3 filing; Clifford G. Brockmyre -- Form 4 one transaction.

Directors' Compensation

      Our directors do not receive any cash consideration for serving as directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. In addition, pursuant to our non-discretionary, non-employee directors' stock option plan, each non-employee director is entitled to receive options to purchase 5,000 shares of common stock upon becoming a director and at the end of each fiscal year during which he served as a director.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (DGCL) authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. Our certificate of incorporation limits the liability of our directors to the company or its shareholders to the fullest extent permitted by Delaware law.

      Our certificate of incorporation provides mandatory indemnification rights to any officer or director who, by reason of the fact that he or she is an officer or director, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act may be provided to officers and directors or persons controlling the company, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification by us will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

                             EXECUTIVE COMPENSATION

      Summary Compensation. The following table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers ("Named Executives") during 1999, 1998 and 1997 whose aggregate compensation exceeded $100,000.

                                                                                 Long-Term
                                           Annual Compensation                  Compensation
                                           -------------------                  ------------
  Name and Principal                               ($)                           Securities            All Other
       Position                  Year           Salary           Deferred     Underlying Options(#)  Compensation ($)
       --------                  ----           ------           --------     ---------------------  ----------------
Clifford G. Brockmyre            1999          $163,096                --            60,019                --
   President and chief           1998          $175,000                --             4,038                --
   executive officer             1997          $175,000                --             4,038                --

J. Terence Feeley                1999          $151,603          $  9,652             1,731                --
   President-- Advanced          1998          $169,120          $ 10,000            56,928                --
   Technology Group              1997          $142,230          $  9,500            23,462                --

Bruce J. Garreau                 1999          $ 51,714                --            75,000          $  7,312
   Chief financial and           1998                --                --                --                --
   accounting officer            1997                --                --                --                --

Daniel T. Landi                  1999          $101,539                --             1,270                --
   Corporate controller          1998          $110,000                --             2,308                --
   and secretary                 1997          $110,000                --             2,308                --

Employment Agreements

      We have an employment agreement with Clifford G. Brockmyre, our president and chief executive officer, for a term expiring on June 30, 2000, which provides for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with us, divulging confidential information, dishonesty or misconduct detrimental to us or breach of a material term of the agreement), we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the employment term multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre, or his estate, in the event of his death or permanent disability.

      We have an employment agreement with Mr. J. Terence Feeley, president of the Advanced Technology Group, for a term expiring on July 1, 2002, which provides for an annual salary of $150,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Feeley is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. This agreement also provides, among other things, that, if Mr. Feeley is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Feeley, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Feeley during the employment term multiplied by two. The agreement also provided for payments to Mr. Feeley, or his estate, in the event of his death or permanent disability.

      We have an employment agreement with Bruce J. Garreau, our chief financial and accounting officer, for a term expiring on October 1, 2002, which provides for an annual salary of $135,000 and various benefits including the grant of 10,000 shares of our common stock and 75,000 stock options exercisable at $1.00 per share. The 10,000 shares had a value of $7,312 upon issuance. The options vest in three equal installments of 25,000 shares upon the closing price of our common stock exceeding $3.00, $4.50 and $6.75, respectively. In addition to the compensation provided under the agreement, Mr. Garreau is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that if Mr. Garreau is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Garreau and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Garreau during the employment term multiplied by two. The agreement also provides for payments to Mr. Garreau, or his estate, in the event of his death or permanent disability.

      We have an employment agreement with Daniel T. Landi, our corporate comptroller, for a term expiring on October 19, 2000, which provides for an annual salary of $110,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Landi is eligible to participate in all executive bonus and option plans established for our senior executives.

      We have an employment agreement with Thomas M. O'Connor, president of our plastics group, for a term expiring on December 15, 2001, which provides for an annual salary of $125,000 and various benefits. In addition to the compensation provided under the agreement, Mr. O'Connor is eligible to participate in all executive bonus and option plans established for our senior executives.

Stock Options. The following tables show certain information with respect to stock options granted in 1999 to Named Executives and the aggregate value at December 31, 1999 of all stock options granted to the Named Executives. All information contained in this tables and the description of the stock option plans which follow gives effect to the one-for-five reverse stock split effected on February 16, 1999. No options were exercised by Named Executives during 1999.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                                  Number of           Percent of Total
                                   Shares            Options/Granted to
                                 Underlying             Employees in
Name                           Options Granted           Fiscal Year      Exercise Price         Expiration
----                           ---------------          -----------           ($/Sh)                Date
                                     (#)                                      ------                ----
Clifford G. Brockmyre               62,019                  37.2%             $ 1.875               5/6/09

J. Terence Feeley                    1,730                  1.04%             $ 1.875               1/4/04

Bruce J. Garreau                    75,000                  45.0%             $  1.00              10/1/09

Daniel T. Landi                      1,269                  0.76%             $ 1.875               1/4/04

                      Aggregate 1999 Year End Option Values

                             Number of Shares of Common
                                       Stock
                               Underlying Unexercised                   Value of Unexercised
                                      Options                          In-The Money Options at
                                   At 12/31/99 (#)                           12/31/99* ($)
Name                         Exercisable/Unexercisable                Exercisable/Unexercisable
----                         -------------------------                -------------------------
Clifford G. Brockmyre                81,689/11,406                          $      --/--

J. Terence Feeley                    71,857/36,798                          $      --/--

Bruce J. Garreau                       -- /75,000                           $    --/$28,125

Daniel T. Landi                       6,317/ 3,801                          $      --/--

--------------------
* Based on December 31, 1999 Nasdaq closing price of $1.375.

Stock Option Plans

      We have stock option plans, which were adopted by our board and approved by our shareholders covering an aggregate of 556,000 shares of our common stock, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

      The option plans are administered by the compensation committee of the board of directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of share of common stock that may be purchased under each option, and the option price.

      The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of common stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of the company shall be eligible to receive any incentive stock option under the option plans unless the option price is at least $110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

      Pursuant to the option plan adopted at our shareholders' meeting held during 1999, each new non-employee director of the company is automatically granted, upon becoming a director, an option to purchase 7,500 shares of common stock at the fair market value of such shares on the grant date. In addition, each non-employee director shall automatically be granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of shareholders. Each such option shall vest 1/3 upon grant and 1/3 at the end of each subsequent year of service.

      Options under the option plans must be granted within 10 years from the effective date of each respective plan. Incentive stock options granted under the plan cannot be exercised more than 10 years from the date of grant, except that incentive stock options issued to greater than 10% stockholders are limited to four-year terms. All options granted under the plans provide for the payment of the exercise price in cash or by delivery of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options without making any additional cash investment.

      Any unexercised options that expire or that terminate upon an optionee ceasing to be affiliated with the company become available once again for issuance. As of December 31, 1999 we had outstanding incentive stock options to purchase 444,114 shares of common stock under the option plans and non-qualified options to purchase an aggregate of 22,500 shares including 12,000 to Michael S. Smith, and 10,500 to William G. Lyons III our outside directors. These options are exercisable at prices ranging from $1.375 to $9.40 per share.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the directors serving on the compensation committee of our board of directors is employed by us. In addition, none of our directors or executive officers is a director or executive officer of any other corporation that has a director or executive officer who is also a member of our board of directors.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2000 by:

      o each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
      o     each of our directors;
      o each executive officer named in the Summary Compensation Table above;
      o     all of our directors and executive officers as a group.

      Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

             Name of                Shares of Common Stock          Percentage
       Beneficial Owner (1)         Beneficially Owned (2)         of Class (3)
       --------------------         ----------------------         ------------

Directors and Executive Officers
        Clifford G. Brockmyre            1,047,163(4)                  33.0%
        Daniel T. Landi                     11,195(5)                     *
        J. Terence Feeley                  111,906(6)                   5.0%
        Bruce J. Garreau                        88,500(7)               4.0%
        Michael S. Smith                    12,000(8)                     *
        William G. Lyons III                10,500(9)                     *
        All executive officers
        and directors as a
        group (7 persons)                1,221,684(10)                 36.4%(11)
5% Stockholders
        Northeast Hampton
        Holdings, LLC(12)                  497,106                     21.7%

----------
*     less than 1%

(1) The address of Mr. Brockmyre is c/o Infinite Group, Inc. 2364 Post Road, Warwick, RI 02886. The address of Northeast Hamptons Holding, LLC is P. O. Box 146, Boca Raton, FL 33429.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(4) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership, 93,095 shares subject to currently exercisable options and 536,000 shares subject to currently exercisable warrants.
(5)   Includes 10,118 shares subject to currently exercisable options.
(6)   Includes 108,655 shares subject to currently exercisable options
(7)   Includes 75,000 shares subject to currently exercisable options.
(8)   Includes 4,500 shares subject to currently exercisable options.
(9)   Includes 3,000 shares subject to currently exercisable options
(10) Includes 830,368 shares subject to currently exercisable options, warrants or convertible notes.
(11) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.
(12)  The information with respect to this stockholder was derived from the
      Schedule 13D and Form 4's filed by the reporting person.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 30, 1998, our president and chief executive officer loaned the company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at a rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5%. Our president also loaned the company $250,000 in the first quarter of 1998 pursuant to a one year note which bore interest at a rate of 9.0%. This note was repaid during 1999. In consideration for the loans, we granted detachable warrants to purchase 536,000 shares of our common stock exercisable at $5.60 per share. Half of the warrants vested immediately and the remaining 50% vested in four equal tranches, six, nine, twelve, and fifteen months from the anniversary date of the loan. In April 1999, approximately $650,000 of the outstanding balance of the loans was repaid. As of December 31, 1999, all warrants had vested. During the quarter ended September 30, 1999, our president also loaned us an additional $150,000 pursuant to a note that was convertible to common stock at $0.9375 per share and bore interest at the prime interest rate. Subsequently, in December 1999, our president converted the note into 160,000 shares of common stock. In consideration for the loan, we granted detachable warrants to purchase 128,000 shares of our common stock exercisable at $1.0375 per share. In December 1999, our president also loaned the company an additional $40,000 pursuant to a ninety day promissory note which bore interest at a rate of 10% per annum.

                        EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------

         The Exhibits listed below are filed as part of this Report.

3.1      Restated Certificate of Incorporation of the Company. (1)
3.2 Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (8)

3.3 Certificate of Amendment of Certificate of Incorporation dated February 16, 1999.(9)
3.4      By-Laws of the Company. (1)
4.1      Specimen Stock Certificate. (1)
10.1     1993 Stock Option Plan. (1)
10.2     1993 Non-Employee Directors' Stock Option Plan. (1)
10.3     Form of Stock Option Plan (3)
10.4     Form of Stock Option Agreement. (1)
10.5     Stock Acquisition Agreement between the Company and HGG Laser Fare Inc.
         (2)
10.6 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (4)
10.7 Stock Sale Agreement, dated December 31, 1995, with respect to the sale of FTD Infinite.(5)
10.8 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.9 Spectra Acquisition Corp. - Series A Convertible Stock Purchase Agreement dated August 23, 1996 (7)
10.10    Spectra Acquisition Corp. -Stockholders' Agreement dated August 23,
         1996 (7)
10.14 Employment Agreement between Clifford G. Brockmyre and the Company dated July 1, 1996. (8)
10.12 Employment Agreement between Daniel T Landi and the Company dated October 20, 1997. (8)
10.13 Employment Agreement between Larry R. Dosser and the Mound Acquisition, Inc. dated February 12, 1998. (8)
10.14    Mound Acquisition Agreement dated February 12, 1998. (8)
10.15 Supply Agreement between Laser Fare, Inc. and Dey Laboratories, L.P. dated October 20, 1997. (8)
10.16 Stock Repurchase Agreements dated February 19, 1999 between the Company and Clearwater Funds.(9)
10.17 Form of Loan Agreements and Warrant between the Company and Clifford G. Brockmyre.(9)
10.18    Form of Spectra Science Corporation Stock Sale Agreement.(9)
10.19 Employment Agreement between J. Terence Feeley and the Company dated July 1, 1999 *
10.20 Employment Agreement between Bruce J. Garreau and the Company dated October 1, 1999 *
10.21 Employment Agreement between Thomas M. O'Connor and the Company dated November 15, 1999 *
10.23 Stock Acquisition Agreement between Infinite Group, Inc. and Osley & Whitney, Inc. dated April 16, 1999.(10)
10.24 Stock Acquisition Agreement between Infinite Group, Inc. and Materials & Manufacturing Technologies, Inc. dated March 24, 1999.
21       Subsidiaries of the Company.*
27       Financial Data Schedule.*

---------------------
*     Filed herewith.
(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File#33-61856). This Exhibit is incorporated herein by reference.
(2)   Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)   Incorporated by reference to 1993 Preliminary Proxy Statement.

(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(7)   Incorporated by reference to Report on Form 8-K dated August 26, 1996.
(8) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(9) Incorporated by reference to Annual Report on Form 10-KSB for he fiscal year ended December, 31, 1998.
(10)  Incorporated by reference to report on Form 8-K dated April 16, 1999.

      Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on March 29, 2000 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE                           TITLE                             DATE
---------                           -----                             ----


/s/ Clifford G. Brockmyre    Director, President and
-------------------------    Chief Executive Officer             March 29, 2000
  Clifford G. Brockmyre


/s/ Bruce J. Garreau         Chief Financial and                 March 29, 2000
----------------------       Accounting Officer
  Bruce J. Garreau


/s/ J. Terence Feeley        Director                            March 29, 2000
----------------------
  J. Terence Feeley


/s/ William G. Lyons III     Director                            March 29, 2000
------------------------
  William G. Lyons III


/s/ Michael S. Smith         Director                            March 29, 2000
--------------------------

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================
                                                               DECEMBER 31, 1999
                                                                            with
                                                    INDEPENDENT AUDITOR'S REPORT

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                            Page
                                                                            ----
Independent Auditor's Report.............................................    F-3

Consolidated Financial Statements:

     Balance Sheets......................................................    F-4

     Statements of Operations............................................    F-5

     Statements of Stockholders' Equity..................................    F-7

     Statements of Cash Flows............................................    F-8

Notes to Consolidated Financial Statements...............................    F-9

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Infinite Group, Inc.


      We have audited the consolidated balance sheets of Infinite Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinite Group, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                          FREED MAXICK SACHS & MURPHY, P.C.


Buffalo, New York
February 25, 2000

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                     December 31,
                                                             ----------------------------
    ASSETS                                                        1999            1998
                                                             ------------    ------------
Current assets:
    Cash and cash equivalents                                $    328,094    $  1,010,736
    Restricted funds                                               79,235          78,125
    Accounts receivable, net of allowances                      1,496,288       1,093,414
    Inventories                                                   536,554         193,412
    Note receivable                                               204,716              --
    Advance - stockholder                                          50,014          50,383
    Other current assets                                          147,581         182,567
    Deferred tax asset                                                 --         825,000
                                                             ------------    ------------
        Total current assets                                    2,842,482       3,433,637

Property and equipment, net                                     7,059,367       4,442,338

Other assets:
    Notes receivable                                                6,652          47,102
    Other investment                                              250,000         250,000
    Cash surrender value of officer life insurance                 61,546              --
    Prepaid pension costs                                         769,101              --
    Other intangible assets, net                                  318,342         342,565
                                                             ------------    ------------
                                                                1,405,641         639,667
                                                             ------------    ------------

                                                             $ 11,307,490    $  8,515,642
                                                             ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable:
        Bank                                                 $    893,957    $    522,757
        Stockholder                                                40,000         231,031
    Accounts payable and accrued expenses                       1,852,483       1,171,329
    Current maturities of long-term obligations                 1,042,159         307,628
    Current portion of notes payable - stockholder                 21,572          29,206
                                                             ------------    ------------
        Total current liabilities                               3,850,171       2,261,951

Long-term obligations                                           5,198,680       2,301,862

Notes payable - stockholder                                       380,483         601,955

Stockholders' equity
    Common stock, $.001 par value, 20,000,000
      shares authorized; 2,918,604 and 2,673,334
      shares issued; 2,368,529 and 2,673,334 outstanding            2,918           2,673
    Additional paid-in capital:
        Common stock                                           20,564,179      20,210,268
        Warrants                                                  671,418         555,585
    Accumulated deficit                                       (17,985,172)    (17,418,652)
                                                             ------------    ------------
                                                                3,253,343       3,349,874
    Less treasury stock, 550,075 shares, at cost                1,375,187              --
                                                             ------------    ------------
        Total stockholders' equity                              1,878,156       3,349,874
                                                             ------------    ------------

                                                             $ 11,307,490    $  8,515,642
                                                             ============    ============

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                      Years Ended December 31,
                                             -----------------------------------------
                                                 1999           1998           1997
                                             -----------    -----------    -----------
Sales                                        $ 9,239,969    $ 7,396,105    $ 5,448,575
Cost of goods sold                             7,155,817      4,340,421      3,045,778
                                             -----------    -----------    -----------
Gross profit                                   2,084,152      3,055,684      2,402,797

Costs and expenses:
    Research and development                   1,273,437      1,430,333      1,051,333
    General and administrative expenses        2,794,605      1,813,897      1,870,663
    Selling expenses                             900,166        427,889        470,723
    Depreciation and amortization                962,925        628,861        741,712
                                             -----------    -----------    -----------
       Total costs and expenses                5,931,133      4,300,980      4,134,431
                                             -----------    -----------    -----------

Operating loss                                (3,846,981)    (1,245,296)    (1,731,634)

Other income (expense):
    Interest income                               74,633         40,287         39,154
    Interest expense                            (655,032)      (373,405)      (804,873)
    Gain (loss) on dispositions of assets       (109,096)        (5,635)        38,457
    Other                                         (6,106)         1,038         94,994
                                             -----------    -----------    -----------
       Total other expense                      (695,601)      (337,715)      (632,268)
                                             -----------    -----------    -----------

Loss from continuing operations before
     income tax benefit                       (4,542,582)    (1,583,011)    (2,363,902)

Income tax benefit                                34,942      1,067,000             --
                                             -----------    -----------    -----------

Loss from continuing operations               (4,507,640)      (516,011)    (2,363,902)

Disposed business segment (Note 5):
    Loss from operations of disposed
       business segment                               --       (437,375)    (1,958,520)
    Gain on sale of business segment           4,170,315        831,500            --
                                             -----------    -----------    -----------
                                               4,170,315        394,125     (1,958,520)
                                             -----------    -----------    -----------

Loss before extraordinary item                  (337,325)      (121,886)    (4,322,422)

Extraordinary item (Note 16)                    (222,865)            --             --
                                             -----------    -----------    -----------

Net loss                                     $  (560,190)   $  (121,886)   $(4,322,422)
                                             ===========    ===========    ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

================================================================================

                                                      Years Ended December 31,
                                            -----------------------------------------
                                                 1999           1998           1997
                                            -----------    -----------    -----------
Income (loss) per share - basic:
     Continuing operations                  $     (1.98)   $     (0.19)   $     (1.14)
     Disposed business segment:
        Loss from operations                         --          (0.17)         (0.94)
        Gain on sale                               1.83           0.31             --
     Extraordinary item                            (.10)            --             --
                                            -----------    -----------    -----------

     Net loss per share                     $      (.25)   $     (0.05)   $     (2.08)
                                            ===========    ===========    ===========

Gain on sale of disposed business
 segment per share - diluted                $      1.74    $       .29    $        --
                                            ===========    ===========    ===========

Weighted average number of common
     shares outstanding:
        Basic                                 2,276,823      2,643,750      2,076,153
                                            ===========    ===========    ===========
        Diluted                               2,390,284      2,818,713      2,512,197
                                            ===========    ===========    ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                                             Additional
                                                                              Paid-In      Additional
                                                        Common Stock          Capital       Paid-In
                                                   --------------------        Common        Capital     Accumulated
                                                     Shares      Amount        Stock        Warrants       Deficit       Total
                                                   ---------   --------     -----------    --------     ------------    -----------
Balance - December 31, 1996                        1,738,633     $1,739     $15,074,075    $     --     $(12,974,344)   $ 2,101,470
   Issuance of common stock in connection
      with private offering                          384,615        384       1,669,616          --               --      1,670,000
   Issuance of common stock in connection
      with debenture conversions                     321,717        322       2,048,898          --               --      2,049,220
   Issuance of common stock in connection
      with judgement settlement                       32,389         32         174,968          --               --        175,000
   Issuance of common stock in connection
      with promissory note conversions                30,087         30         150,403          --               --        150,433
   Issuance of common stock in connection
      with earn-out agreement                          9,727         10          94,221          --               --         94,231
   Issuance of common stock in connection
      with liquidated damages                          6,130          6          34,118          --               --         34,124
   Net loss                                               --         --              --          --       (4,322,422)    (4,322,422)
                                                   ---------     ------     -----------    --------     ------------    -----------

Balance - December 31, 1997                        2,523,298      2,523      19,246,299          --      (17,296,766)     1,952,056
   Issuance of common stock in connection
     with note payable conversions                   101,355        101         823,793          --               --        823,894
   Issuance of common stock in connection
     with stock options exercised                     35,581         36         106,707          --               --        106,743
   Issuance of common stock in connection
     with services performed for the Company          13,100         13          33,469          --               --         33,482
   Detachable stock warrants issued with
    note payable                                          --         --              --     529,902               --        529,902
   Stock warrants issued in exchange for services         --         --              --      25,683               --         25,683
   Net loss                                               --         --              --          --         (121,886)      (121,886)
                                                   ---------     ------     -----------    --------     ------------    -----------

Balance - December 31, 1998                        2,673,334      2,673      20,210,268     555,585      (17,418,652)     3,349,874
   Issuance of common stock in connection
    with note payable conversions                    160,000        160         149,840          --               --        150,000
   Issuance of common stock in connection
      with services performed for the Company         50,000         50         124,950          --               --        125,000
   Issuance of common stock in connection
      with acquisition of MMT                         20,000         20          32,297          --           (6,330)        25,987
   Issuance of common stock in connection
      with an employment agreement                    10,000         10           7,302          --               --          7,312
   Issuance of common stock                            5,270          5          39,522          --               --         39,527
   Detachable stock warrants issued with
      notes payable                                       --         --              --      95,033               --         95,033
   Stock warrants issued in exchange for services         --         --              --      20,800                          20,800
   Net loss                                               --         --              --          --         (560,190)      (560,190)
                                                   ---------     ------     -----------    --------     ------------    -----------

Balance - December 31, 1999                        2,918,604     $2,918     $20,564,179    $671,418     $(17,985,172)   $ 3,253,343
                                                   =========     ======     ===========    ========     ============    ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                             Years Ended December 31,
                                                                 ---------------------------------------------
                                                                      1999            1998             1997
                                                                 ------------    ------------    -------------
Cash flows from operating activities:
   Net loss from continuing operations                           $ (4,507,640)   $   (516,011)   $ (2,363,902)
   Adjustments to reconcile net loss from continuing
   operations to net cash used in continuing operations:
      Depreciation and amortization                                   962,925         628,861         741,712
      Interest expense attributed to convertible
       debentures discount                                                 --              --         406,849
      Amortization of discount on note payable                         42,347          27,306               -
      Expenses satisfied via issue of debt or equity                  140,859          37,290         140,971
      (Gain) loss on dispositions of assets                           109,095           5,635        (38,457)

      Asset write-downs and allowances                                 40,450          40,540          44,616
      Deferred tax benefit                                                 --      (1,067,000)             --
      Changes in assets and liabilities:
         (Increase) decrease in assets:
               Accounts receivable                                   (154,239)       (139,036)       (298,507)
               Inventories                                            502,447          28,580          39,318
               Other current assets                                   164,713          37,231         (25,586)
               Prepaid pension costs                                   15,127              --              --
         Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                 (484,985)        278,023         270,285
               Litigation settlement payable                               --              --        (350,000)
                                                                 ------------    ------------    -------------
      Net cash used in continuing operations                       (3,168,901)       (638,581)     (1,432,701)

Cash flows from investing activities:
   Purchase of property and equipment                              (1,530,512)       (830,170)       (947,811)
   Purchase of subsidiary, including advances                        (473,826)             --              --
   Purchase of technology and other intangibles                       (32,559)       (109,611)             --
   Proceeds from sale of technology and equipment                          --          13,500         155,898
   Investment in subsidiary - Spectra Acquisition Corp.                    --              --        (200,000)
   Proceeds from sale of investment in Spectra Science Corp.        3,620,128         955,000              --
   Increase in cash surrender value of officer life insurance         (11,793)             --              --
   Net (repayments) advance to stockholder                                369         (50,383)             --
   Investment in Molecular Geodesics, Inc.                                 --        (250,000)             --
   Cash of unconsolidated subsidiary                                       --              --        (814,604)
                                                                 ------------    ------------    -------------
      Net cash provided by (used in) investing activities           1,571,807        (271,664)     (1,806,517)

Cash flows from financing activities:
   Borrowings against cash surrender value of officer life
    insurance                                                         100,000              --              --
   Net borrowings (repayments) of short-term debt                    (252,831)        383,235         190,553
   Borrowings of long-term obligations                              2,560,000         125,000               -
   Repayments of long-term obligations                             (1,204,577)       (253,819)       (194,794)
   Proceeds from notes payable - stockholders                              --       1,150,000               -
   Repayment of notes payable - stockholders                         (437,030)        (16,243)              -
   (Increase) decrease in restricted funds, net                        (1,110)         (8,845)           (679)

   Proceeds from convertible debentures, net of expenses              150,000              --         968,000
   Proceeds from issuances of common stock,
    net of expenses                                                        --              --       1,670,000
                                                                 ------------    ------------    -------------
       Net cash provided by financing activities                      914,452       1,379,328       2,633,080
                                                                 ------------    ------------    -------------

Net increase (decrease) in cash and cash equivalents                 (682,642)        469,083        (606,138)

Cash and cash equivalents - beginning of year                       1,010,736         541,653       1,147,791
                                                                 ------------    ------------    -------------

Cash and cash equivalents - end of year                          $    328,094    $  1,010,736    $    541,653
                                                                 ============    ============    =============

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI) and each of its wholly owned subsidiaries: HGG Laser Fare, Inc. (LF), Mound Laser and Photonics Center, Inc.
(MLPC); Osley and Whitney, Inc. (O&W); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); and Express Pattern, Inc. (EP) (collectively "the Company"). The Company operates in two segments: the Infinite Laser and Photonics Group (LF and MLPC) and the Infinite Plastics Group (O&W, ET, MMT and EP). All significant intercompany accounts and transactions have been eliminated.

      Since the Company's acquisition of LF in 1994 and MLPC in 1998, the Company's operations have primarily consisted of contract research and development for advanced laser and related technologies, pursuing the potential of new technology toward commercialization and expanding the Company's material processing business which includes laser welding, machining, drilling and engraving. In addition, MLPC and LF's Advanced Technology division specialize in laser applications, photonics applications and laser dependent materials processing. MLPC received a patent for Pulsed Laser Deposition in 1999. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

      One of the Company's research projects conducted with Hasbro, Inc., resulted in LF's formation of ET in 1996. As a result of that research, ET was formed for the purpose of commercializing the technology developed in areas other than toys and games. In April 1999, the Company acquired O&W, a 50 year old moldbuilder and integrated ET into the production process at O&W.

      In April 1999, the Company acquired MMT whose primary assets relate to patents and trademarks in zirconium diboride, and a zirconium diboride/copper materials processing system, which will be used to fabricate high durability, high conductivity electrodes at O&W and for other applications. The Company formed EP in April 1999 to allow customers' design engineers to produce rapid prototype parts.

      In 1996, the Company acquired a majority interest in Spectra Science Corporation (SSC), a company specializing in research of advanced photonic material technologies in the areas of, among other things, product identification, anti-counterfeiting methods and medical procedures. The Company adopted a plan to dispose of this business segment during 1998 and 1999. (See
Note 5).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - FINANCIAL CONDITION

      The Company continued experiencing operating losses in 1999, due primarily to delays at LF in the receipt of materials for aerospace and jet engine parts, as well as combustion liner retooling at customers for new aircraft engine designs. LF also experienced increased costs for engineers, training and Y2K compliance. Expenses attributable to the Company's newly acquired/formed companies (O&W, EP, MMT) and in integrating the EP process also increased operating losses. These losses resulted in substantial reductions in cash flow, increased borrowings from banks and a negative working capital position. The Company is focused on its two primary lines of business and is actively pursuing additional capital through strategic alliances, venture capital and investment banking sources and is implementing cost reduction programs.

      During 1999, management continued to investigate and implement strategies aimed at developing the laser services and rapid tooling segments of the Company's business. These included ET expending approximately $1 million in research and development funds for developing and marketing technology for high productivity injection mold tooling processes initially developed by LF. Expanded efforts on the commercialization of these technologies continued in 1999. The Company is currently involved in discussions with a number of Fortune 500 companies, which would provide funding and additional revenue sources, for the formation of strategic partnerships for the further development and manufacturing of tools and related molds.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used a significant amount of working capital in its operations. Management believes that its operations as restructured, together with its current financial resources, will result in profitable operations in fiscal 2000.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Standards Changes - Effective January 1, 1998 the Company adopted SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Effective in fiscal 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments.

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

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                              December 31,
                                                         ----------------------
                                                           1999          1998
                                                           ----          ----

Raw materials                                            $ 212,466    $ 100,316
Work-in-process                                            324,088       93,096
                                                         ---------    ---------

                                                         $ 536,554    $ 193,412
                                                         =========    =========

      Property and Equipment - Additions to property and equipment are recorded at cost and are depreciated over their estimated useful lives utilizing both accelerated and straight-line methods. The cost of improvements to leased properties are amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expenses as incurred while improvements are capitalized.

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

      The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its intangibles may warrant revision. At December 31, 1999, the Company believed that no impairment of intangibles existed.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Investment in Subsidiary - The Company accounted for its 34% investment in its subsidiary, SSC, under the equity method of accounting. Under the equity method, the Company recognized its share of earnings and losses of the subsidiary as accrued. Advances and distributions were recorded directly in the investment account. During 1999 and 1998, the Company disposed of its entire investment in SSC (see Note 5).

      Reverse Stock Split - On February 16, 1999, the Company effected a one for five reverse stock split of the Company's common stock. This transaction was given retroactive effect in the financial statements and related footnotes reported as of December 31, 1998.

      Revenue Recognition - Revenue from job contract work is recognized as the units are shipped and consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed. Revenue from research contracts is recognized over the life of the contract as costs are incurred, or as contract milestones are met.

      Research and Development Costs - All costs related to sponsored research and development are expensed as incurred. Research and development expense was $1,273,437, $1,430,333 and $1,051,333 for the years ended December 31, 1999,
1998 and 1997, respectively. The Company is a party to certain contracts under which it is obligated to perform research and development activities for others and also has entered into sub-contract arrangements with third parties for performance of these activities. The terms of the agreements provide for payment of fees for the services and, in certain instances, provides terms for licensing and/or royalty fees. During the periods presented, the amounts earned and incurred under the agreements were not significant to the Company's overall operations.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $129,000, $69,000 and $76,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. The Company's deferred tax asset and liability have been determined in accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

      Concentration of Credit Risk - Credit is granted to substantially all customers throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts was $48,188 and $34,195 at December 31, 1999 and 1998, respectively.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Common Share - Net loss per common share is based upon the weighted average number of common shares outstanding during the periods. Outstanding stock options, warrants and convertible debentures have not been considered common stock equivalents because their assumed exercise would be anti-dilutive. The convertible debentures were considered to be converted as of the beginning of each period for purposes of calculating the diluted gain on sale of disposed business segment. These debentures were convertible into 113,461, 174,963 and 436,044 shares of the Company's common stock in 1999, 1998 and 1997, respectively.

      Reclassifications - Certain amounts for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

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

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

      Accounting for Stock Issued to Employees - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the stock option grants are determined to be a fixed award, no compensation expense is recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net income and earnings per share for 1999, 1998 and 1997, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (see Note 13). If the stock option grants are determined to be a variable award, compensation costs are recognized into income based on the difference between the exercise price and the fair market value of the Company's common stock at the measurement date when the number of shares to be issued is known.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - BUSINESS ACQUISITIONS

      Effective March 29, 1999, the Company acquired 100% of the common stock of O&W. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes, see Note 10). The O&W acquisition was accounted for under the purchase method of accounting, whereby the results of operations of O&W are included in the accompanying statement of operations beginning from the date of acquisition. The following is an unaudited proforma summary of the results of operations had O&W been acquired as of January 1, 1998:

                                                           For the Twelve
                                                            Months Ended
                                                   ----------------------------
                                                       1999             1998
                                                   ------------    ------------

Sales                                              $ 10,059,526    $ 12,208,642
                                                   ============    ============

Loss from continuing operations                    $ (4,873,627)   $   (928,465)
                                                   ============    ============

Net loss                                           $   (926,177)   $   (534,340)
                                                   ============    ============

Loss per share:
     Continuing operations                         $      (2.14)   $       (.35)
                                                   ============    ============

     Net loss                                      $       (.41)   $       (.20)
                                                   ============    ============

Weighted average number of
  common shares outstanding                        $  2,276,823    $  2,643,750
                                                   ============    ============

NOTE 5. - DISPOSAL OF A BUSINESS SEGMENT

      On December 2, 1998 the Board of Directors approved a plan to dispose of the Company's 34% ownership interest in SSC, which represented its photonic materials business segment. Subsequently, in December 1998, the Company entered into two separate agreements to sell its 2,875,500 preferred shares of SSC, which had a recorded book value of zero under the equity method of accounting. The first agreement provided for an aggregate of 2,431,056 shares to be sold at a price of $2.25 per share to two unrelated shareholders of SSC.

      On December 31, 1998, 444,444 shares were sold pursuant to the first agreement at a price of $2.25 per share, resulting in a gain of approximately $832,000, net of income taxes. On February 28, 1999, the first agreement was amended to provide for the sale of 1,342,279 shares at a price of $2.25 per share to the two shareholders of SSC and for 477,583 shares to be repurchased by SSC at a price of $1.26 per share, yielding a gain of approximately $3,600,000, net of income taxes, which was recorded in the first quarter of 1999. The gain on the disposal and the prior operating results of SSC have been reported under the heading "Disposed Business Segment" in the accompanying statement of operations.

      In February 1999, the Company repurchased 550,075 shares of its common stock for treasury in exchange for 611,194 shares of SSC stock valued at $1,375,187, or $2.25 per share. This transaction resulted in the recognition of a gain on the exchange of approximately $1,375,000, which was recorded in the first quarter of fiscal 1999.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - NOTES RECEIVABLE

      Promissory notes in the amount of $318,452 receivable from two stockholders mature through December 2004 and accrue interest at 6%, which is payable quarterly. The notes are collateralized by shares of the Company's common stock held by the stockholders. A valuation allowance of $311,800 ($271,350 - 1998) was recorded based on management's estimate of the net fair value of the notes.

      The remaining $204,716 current note receivable represents premiums paid by O&W on a life insurance policy, which is owned by a former stockholder of O&W. Under the terms of a split dollar agreement, the Company is entitled to receive a portion of the death benefits provided under the policy, or cash value upon termination of the policy, equal to the total amount of related premiums paid by the Company. Subsequent to year end the former shareholder deceased and, as a result, repayment of the note is anticipated in fiscal 2000.

NOTE 7. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                         December 31,
                              Depreciable       -------------------------------
                                 Lives              1999              1998
                             ---------------    ------------       ------------

Land                          N/A               $    143,625       $    100,000
Building and leaseholds       18 - 40 years        1,751,471            988,070
Machinery and equipment        5 - 10 years        7,180,489          4,725,135
Furniture and fixtures         5 -  7 years          778,715            552,340
                                                ------------       ------------
                                                   9,854,300          6,365,545
Accumulated depreciation
 and amortization                                 (2,794,933)        (1,923,207)
                                                ------------       ------------

                                                $  7,059,367       $  4,442,338
                                                ============       ============

      Included above is the following property and equipment held under capital leases:

                                                            December 31,
                                                   ----------------------------
                                                        1999            1998
                                                   ------------    ------------

Land                                               $    100,000    $    100,000
Building and leaseholds                                 725,762         725,762
Machinery and equipment                               1,416,629       1,180,178
                                                   ------------    ------------
                                                      2,242,391       2,005,940
Accumulated depreciation
  and amortization                                     (818,841)       (645,196)
                                                   ------------    ------------

                                                   $  1,423,550    $  1,360,744
                                                   ============    ============

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $173,645, $156,996 and $157,368 in 1999, 1998 and 1997, respectively.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - OTHER INTANGIBLE ASSETS

      Other intangible assets consists of the following:

                                                           December 31,
                                                   ---------------------------
                                                       1999            1998
                                                   ----------      -----------

Goodwill                                           $  248,439      $ 24273,972
Deferred financing costs                              218,470          229,452
Patents                                                32,987               --
                                                   ----------      -----------
                                                      499,896          503,424
Accumulated amortization                             (181,554)        (160,859)
                                                   ----------      -----------

                                                   $  318,342      $   342,565
                                                   ==========      ===========

NOTE 9. - NOTES PAYABLE

      Notes payable consists of the following:

                                                           December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------    ------------

Bank revolving demand notes (a)                    $    893,957    $    522,757
Notes payable, principal stockholder (b)                 40,000         231,031
                                                   ------------    ------------

                                                   $    933,957    $    753,788
                                                   ============    ============

      (a) Bank revolving demand notes - LF maintains a bank demand note that provides for borrowings of up to $400,000 with interest at the bank's prime rate plus 0.50% (9.0% at December 31, 1999). As of December 31, 1999 there was $308,757 ($397,757 - 1998) outstanding under this line. A second demand note provides for borrowings of up to $125,000 with interest at the bank's prime rate plus 0.75% (9.25% at December 31, 1999). As of December 31, 1999 and 1998, there was $125,000 outstanding under this line. Both notes are secured by all of the assets of LF and the guarantee of the Company.

            O&W maintains a bank demand note that provides for borrowings of up to $500,000 with interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1999). The line is secured by substantially all of the Company's assets and guaranteed by the Company. As of December 31, 1999, there was $460,200 outstanding under this line.

      (b) Note payable, principal stockholder - The 1999 amount represents a $40,000 note due in full in March 2000. The note accrues interest at the rate of 10.0%. The 1998 amount represents a one year promissory note issued to the current principal stockholder in the amount of $250,000. Interest payments were due monthly at the rate of 9.0%. The entire amount was repaid in April 1999.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                                        1999            1998
                                                   ------------    ------------

Term notes (a)                                     $  4,920,829    $  1,333,418
Capital lease obligations  (b)                        1,220,010       1,176,072
Convertible debentures  (c)                             100,000         100,000
                                                   ------------    ------------
                                                      6,240,839       2,609,490
Less current maturities                               1,042,159         307,628
                                                   ------------    ------------

Total long-term obligations                        $  5,198,680    $  2,301,862
                                                   ============    ============

      (a) Term notes - A $1,250,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 1999 amounted to $1,077,640 ($1,130,366 - 1998) and bears interest at the bank's prime rate plus 1.0% (9.5% at December 31, 1999). The note is secured by all the assets of LF and the guarantee of the Company. The note includes certain financial covenants which LF was in compliance with at December 31, 1999.

            A $1,260,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $13,000 beginning February 2000 through December 2014. The outstanding balance as of December 31, 1999 amounted to $1,260,000 and bears interest at the bank's prime rate plus 0.75% (9.25% at December 31, 1999). The note is secured by all the assets of LF and the guarantee of the Company.

            An $828,000 note payable to a former shareholder of O&W, due in three equal annual installments of $276,000, with interest at 8.0% beginning in April 2000.

            Convertible notes payable to former shareholders of O&W, aggregating $372,000, due in three equal annual aggregate installments of $124,000, with interest of 8.0%, beginning in April 2000. The Company has the option to pay interest by delivery of shares of the Company's common stock. The former shareholder's have the option to convert 50% of the principal balance due into common stock of the Company on each payment date based on the fair value of the stock one year preceding the payment date.

            A $700,000 mortgage loan, payable in monthly installments of $5,746 including interest at 7.75% through April 2006, at which time a balloon payment of approximately $565,000 is due. The outstanding balance as of December 31, 1999 amounted to $690,600. The loan is secured by substantially all the assets of O&W and the guarantee of the Company.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - LONG-TERM OBLIGATIONS (CONTINUED)

      a)    Term notes (continued)

            A $500,000 bank term loan, payable in monthly installments of $7,731 including interest at 7.75% through April 2006. The outstanding balance as of December 31, 1999 amounted to $463,343. The loan is secured by substantially all the assets of O&W and the guarantee of the Company.

            A $125,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $1,800 through July 2006. The outstanding balance as of December 31, 1999 amounted to $108,968 ($120,199 - 1998) and bears interest at the bank's prime rate plus 1.0% (9.5% at December 31, 1999). The note is secured by all the assets of the LF and the guarantee of the Company.

            A $100,000 bank note, bearing interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1999), due in May 2000. The loan is secured by substantially all the assets of O&W and the guarantee of the Company.

            Two term promissory notes aggregating $30,100, payable to the former shareholders of MLPC, due in February 2001, payable in monthly installments of $971, including interest at the rate of 10.0%. The aggregate outstanding balance as of December 31, 1999 amounted to $12,783 ($22,619 - 1998).

            Installment loan, payable in monthly installments of $391, including interest at the rate of 9.99% per annum through September 2001. The outstanding balance as of December 31, 1999 amounted to $7,495.

            A term promissory note, payable in monthly installments of $7,019, including interest at 10%. The note was executed in April 1997 as partial satisfaction of the litigation settlement recorded in 1996. The outstanding balance as of December 31, 1998, which amounted to $60,234 was due and paid in September 1999.

      (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at rates ranging from 6.0% to 7.25%. The outstanding balance as of December 31, 1999 amounted to $920,000 ($1,035,000 - 1998). Combined payments of principal and interest are approximately $9,600 per month through June 2002 and $4,600 per month thereafter through June 2012.

            The Company is also the lessee of certain machinery and equipment under capital leases which expire through 2002. The outstanding balance as of December 31, 1999 amounted to $300,010 ($141,072 -
            1998). The monthly payments under these leases aggregate approximately $12,200 including interest at rates ranging from 8.25% to 10.47%.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - LONG-TERM OBLIGATIONS (CONTINUED)

      (c) Convertible debentures - Through December 31, 1996, the Company issued $1,241,000 of convertible subordinated debentures due July 2000 with interest at 7.0%. The notes were convertible into common stock at a rate equal to 80% of the prevailing market price of the Company's common stock. Through December 31, 1996, debenture holders converted $1,141,000 of outstanding principal into 121,627 shares of common stock. In 1999, 1998 or 1997, there were no debentures, of this series, issued or converted into common stock.

            Interest expense has been recognized on the beneficial conversion feature of the above convertible debentures issued by the Company which amounted to $406,849 for the year ended December 31, 1997.

      Minimum future annual payments of long-term obligations as of December 31, 1999 for each of the next five years and in the aggregate are:

 2000                                                                $ 1,125,468
 2001                                                                    909,585
 2002                                                                    878,151
 2003                                                                    277,083
 2004                                                                    298,770
 Thereafter                                                            3,303,535
                                                                     -----------
 Total minimum payments                                                6,792,592
 Less amount representing interest
  on capital leases                                                      551,753
                                                                     -----------
                                                                       6,240,839
 Less current maturities                                               1,042,159
                                                                     -----------

 Total long-term obligations                                         $ 5,198,680
                                                                     ===========

NOTE 11 - NOTES PAYABLE - STOCKHOLDER

      The notes payable - stockholder consists of a ten-year term note to the current chairman and principal stockholder in the original amount of $1,150,000, with interest at the one year Treasury Bill rate plus 3.5%, adjusted annually, (8.64% at December 31, 1999) (See Note 16). The balance as of December 31, 1999 amounted to $696,728 ($1,133,758 - 1998) and is currently being repaid in monthly installments of $6,744 including interest. The note matures in June 2008 when the remaining unpaid principal of approximately $437,893 is due. Detachable warrants to purchase 536,000 of common stock at a price of $5.60 were issued with this note. One half, or 268,000, of the warrants were fully exercisable upon issuance of the note and the remaining warrants became exercisable in four equal allotments of 67,000 beginning December 31, 1998. The warrants expire five years from the date of issuance. At December 31, 1999, $551,716 ($529,902 -
1998) of the proceeds of the note have been allocated to the warrants which are exercisable and is reflected as

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11 - NOTES PAYABLE - STOCKHOLDER (CONTINUED)

additional paid-in capital - warrants in the accompanying balance sheet. The note payable balance has been shown net of the discount allocated to the warrants. This discount is being amortized to interest expense over the term of the note. During 1999, the Company prepaid a portion of the note. As a result, a portion of the discount, amounting to $187,390, was written off (see Note 16). The unamortized discount at December 31, 1999 was $294,673 ($502,596 - 1998).

      Minimum future annual maturities of the note payable as of December 31, 1999 for each of the next five years and in the aggregate are:

2000                                                                   $  21,572
2001                                                                      23,511
2002                                                                      25,625
2003                                                                      27,929
2004                                                                      30,440
Thereafter                                                               567,651
                                                                       ---------
Total payments                                                           696,728
Less unamortized note discount                                           294,673
                                                                       ---------
Note payable balance after discount                                      402,055
Less current maturities                                                   21,572
                                                                       ---------

Total long-term note payable                                           $ 380,483
                                                                       =========

NOTE 12. - STOCKHOLDERS' EQUITY

      A.    Reverse Stock Split

            On February 16, 1999, the Company effected a one for five reserve stock split of the Company's common stock. This transaction was given retroactive effect in the accompanying financial statements and related footnotes.

      B.    Preferred Stock

            The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has a par value of $.01 per share.

      C.    Common Stock

            In 1997, the Company issued 384,615 shares of common stock in exchange for aggregate consideration of $1,670,000.

            In 1997, $1,600,000 in principal and $42,375 of related accrued interest of subordinated convertible debentures were converted to 321,717 shares of common stock.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY (CONTINUED)

            In 1997, the Company issued 32,389 shares of common stock, at a discounted value of $175,000, to the Company's former chairman in connection with the partial settlement by the former chairman of certain litigation on behalf of the Company.

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

            In 1998, $106,743 in principal of convertible notes payable were converted to 35,581 shares of common stock.

            In 1998, 13,100 shares of common stock valued at $33,482 were issued as consideration for services performed for the Company.

            In 1999, a convertible note payable to the principal stockholder in the amount of $150,000 were converted to 160,000 shares of common stock.

            In 1999, 50,000 shares of common stock valued at $125,000 were issued as consideration for services performed for the Company.

            In 1999, 20,000 shares were issued in connection with the acquisition of MMT.

            In 1999, the Company issued 10,000 shares of common stock to an employee in connection with the execution of an employment agreement. These shares were valued at $7,312.

      D.    Warrants

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share. No warrants were exercised through December 31, 1999.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY (CONTINUED)

            In connection with the issuance of notes payable to the current principal stockholder during 1998, 536,000 detachable warrants were issued (see Note 11). As the warrants vested, they were valued and recorded as additional paid-in capital-warrants in the accompanying balance sheet. The value assigned for the warrant vesting during the year ended December 31, 1999 amounted to $21,814 ($529,902 - 1998).

            In connection with the issuance of a $150,000 convertible note payable to the principal stockholder during 1999, 128,000 detachable warrants were issued. The value assigned to the warrants, amounting to $73,219, has been reflected as additional paid-in capital-warrants in the accompanying balance sheet. The note was converted to 160,000 shares of common stock in 1999.

            In connection with services performed for the Company during 1999, warrants to purchase 26,000 (190,000 - 1998) shares of common stock at a price of $2.50 (from $2.50 to $5.00 - 1998) were issued. The warrants expire at various times through 2003. The value assigned to the warrants, amounting to $20,800 ($25,683 - 1998), has been reflected as additional paid-in capital - warrants in the accompanying balance sheet.

NOTE 13. - STOCK OPTION PLANS

      A.    Employee Stock Option Plans

            The Company has granted options to key employees to purchase shares of the Company's common stock under stock option plans adopted in 1991, 1994, 1995, 1996, 1997, 1998 and 1999 authorizing the granting of options to purchase up to an aggregate of 556,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

            In 1997, the Company adopted an All Employee Incentive Stock Option Plan whereby all full-time employees of the Company who meet certain eligibility requirements were granted stock options based on a calculation equal to 1-1/2 options per dollar of biweekly base salary. The option grant dates are January 2 and July 1. All options granted are to have a term of ten years and become exercisable in equal annual installments over three years. The options are only exercisable so long as the optionee continues to be an employee of the Company. Subsequent to the January 2, 1999 grant, future grants under this plan were discontinued by the Company. In December 1999 a new plan was approved which will allow for the annual grant of up to 110,000 shares. Grants under this plan will begin in 2000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS (CONTINUED)

            The following is a summary of stock option activity under these plans for the past three years:

                                                      Number        Weighted
                                                     of Shares       Average
                                                   Under Option   Exercise Price
                                                   ------------   --------------

Outstanding at December 31, 1996                       97,167       $  8.75
     Granted                                           51,433          8.75
     Forfeited                                         (1,372)         7.80
                                                     --------       -------
Outstanding at December 31, 1997                      147,228       $  8.75
     Granted                                          118,772          5.20
     Forfeited                                        (21,821)         7.90
                                                     --------       -------
Outstanding at December 31, 1998                      244,179       $  8.60
     Granted                                           36,208          1.88
     Forfeited                                         (9,274)        11.28
                                                     --------       -------

Outstanding at December 31, 1999                      271,113       $  6.41
                                                     ========       =======

Exercisable at December 31, 1999                      167,352       $  8.38
                                                     ========       =======

            The average fair value of options granted under this plan were $1.56, $4.60 and $7.75 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

            Exercise prices for options outstanding at December 31, 1999 range from $1.88 to $12.50 per share. The weighted average remaining contractual life on the options outstanding at December 31, 1999 was
            7.2 years.

      B.    Non-Qualified Stock Options

            In 1993, the Company issued 35,581 non-qualified stock options to an officer/stockholder in connection with bridge financing notes. The options were issued at the rate of one option for each $15 of note principal and were exercisable over five years from the date of issuance at the per share price of $3.00. The options were exercised during the year ended December 31, 1998. Convertible notes payable in the amount of $106,743 were forgiven as consideration.

            On May 26, 1999, non-qualified options to purchase 60,000 shares of the Company's common stock were granted to the President exercisable at $1.875 per share (the fair market value at that date). The options vest in increments of 20,000 when the Company's stock closes at prices of $3.00, $4.50 and $6.75 or greater. The options expire ten years from the date of grant. The fair value of the options at the date of grant amounted to a $0.78 based on the Black Scholes model.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS (CONTINUED)

            In September 1999, the Company executed an employment agreement with its chief financial officer. In conjunction with the agreement, the individual was granted options to purchase 75,000 shares of the Company's common stock. The options vest in increments of 25,000 when the Company's stock closes at prices of $3.00, $4.50 and $6.75 or greater. The options expire ten years from the date of grant. Based on the Black-Scholes pricing model, the fair value of these options at the date of grant amounted to $0.49 per share. As of December 31, 1999 there were no shares exercisable.

            Subsequent to December 31, 1999, the target prices of the Company's common stock were attained and the options became fully vested.

      C.    Directors' Stock Option Plan

            In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 2,500 options upon becoming a director and 2,500 each year thereafter. The options vest one year from the date of grant. At December 31, 1999, there were 22,500 (4,500 - 1998) options outstanding to directors under this plan. In 1999, there were 20,000 options granted (2,000 - 1998) and 2,000 forfeited (3,000 - 1998)
            These options are exercisable at prices ranging from $1.375 to $9.40 per share. In 1999, the plan was amended to allow for the grant of 7,500 options upon initial election to the Board of Directors and 5,000 options each year thereafter. These options will vest one third on the date of grant and one third at the end of each subsequent year of service.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share from continuing operations would have increased as follows:

                                               1999       1998        1997
                                             --------    ------     --------

Net loss from continuing
 operations - as reported                    $  4,508    $  516     $  2,364
Net loss from continuing
 operations - pro forma                      $  4,899    $  952     $  2,655

Loss per share from continuing
 operations - as reported                    $   1.98    $  .19     $   1.14
Loss per share from continuing
 operations - pro forma                      $   2.15    $  .36     $   1.28

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                1999       1998        1997
                                             ----------   ---------   ---------

Expected dividend yield                         0%          0%          0%
Expected stock price volatility                54%         93%         89%
Risk-free interest rate                       5.4%        5.1%        6.3%
Expected life of options                       10 years    10 Years    10 Years

NOTE 14. - INCOME TAXES

      The Company recognizes deferred taxes using the asset and liability method and recognizes future tax benefits measured by enacted tax rates attributed to deductible temporary differences, available net operating tax loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not.

      At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $16,143,000 and state net operating loss carryforwards of approximately $8,292,000 which expire through 2014. Due to a greater than 50% change in stock ownership during 1993, the utilization of net operating loss carryforwards generated to the date of such change is limited.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14. - INCOME TAXES (CONTINUED)

      At December 31, 1999, the Company also had approximately $224,000 in research and development and state investment tax credit carryforwards which will expire through 2014. At December 31, 1999, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $5,600,000 had been fully offset by a valuation allowance because management believed that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

      As discussed further in footnote 5, during 1998, the Company entered into an agreement to sell its investment in Spectra Science Corp. The total gain, which was realized for book and income tax reporting purposes, amounts to approximately $6.07 million and $3.17 million, respectively. These gains were recognized during the years ended December 31, 1998 and 1999. The difference in the book and tax gains is attributed to the Company's equity interest in the losses of SSC that were utilized to reduce the Company's cost basis for financial reporting purposes but not for income tax reporting purposes. As a result of the gain that was realized on the sale for income tax purposes, at December 31, 1998 it was determined that the Company would be able to utilize its net operating loss carryforwards to eliminate the taxable gain. Accordingly, during the year ended December 31, 1998 the Company recorded a deferred tax asset of $1,067,000. As a result of the utilization of the net operating losses during 1999, a deferred tax expense of $825,000 ($242,000 - 1998) has been charged against the gain on the disposal of SSC.

      A summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                   ---------------------------
                                                       1999            1998
                                                   -----------     -----------
Deferred tax assets:
     Net operating loss and tax credit
      carryforwards                                $ 6,210,000     $ 4,773,000
     Reserves and other                                394,000         452,000
     Equity method investment                               --         972,000
                                                   -----------     -----------
                                                     6,604,000       6,197,000

Deferred tax liabilities:
     Property and equipment                           (696,000)       (618,000)
     Defined benefit pension assets                   (308,000)             --
                                                   -----------     -----------
     Net deferred tax asset                          5,600,000       5,579,000
     Valuation allowance                            (5,600,000)     (4,754,000)
                                                   -----------     -----------

Net current deferred tax asset                     $        --     $   825,000
                                                   ===========     ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      Profit Sharing Plans - LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 1999, a $20,299 ($17,366 - 1998) contribution was made to the profit-sharing plan.

      The Company maintains an executive incentive performance plan for employees qualifying as corporate executives. Incentive awards are payable in cash or common stock of the Company as determined by the employee. The maximum award attainable under the plan cannot exceed between 50% to 100% of the employee's base salary. There were no earnings under the plan for 1999, 1998 and 1997.

      Defined Benefit Plan - O&W has a contributory defined benefit pension plan covering all salaried and hourly employees that are scheduled to work at least 1,000 hours per year. The Company's policy is to fund pension costs accrued. Net periodic pension expense for the year ended December 31, 1999 includes the following components:

Service cost of the current period                                    $ 195,541
Interest cost                                                           216,606
Expected return on plan assets                                         (397,020)
                                                                      ---------

    Total pension expense                                             $  15,127
                                                                      =========

         The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

Projected benefit obligation
    Benefit obligation at beginning of year                         $        --
    Acquisition of Osley and Whitney                                  4,513,965
    Service cost                                                        195,541
    Interest cost                                                       216,606
    Plan participants' contributions                                    126,062
    Actuarial gain                                                     (539,120)
    Benefits paid                                                      (111,977)
    Expenses paid                                                       (33,566)
                                                                    -----------

    Benefit obligation at end of year                               $ 4,367,511
                                                                    ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS (CONTINUED)

Plan assets at fair value
    Plan assets at fair value at beginning of year                  $        --
    Acquisition of Osley and Whitney                                  5,298,193
    Actual return of plan assets                                         39,811
    Plan participants' contributions                                    126,062
    Benefits paid                                                      (111,977)
    Expenses paid                                                       (33,566)
                                                                    -----------

    Plan assets at fair value end of year                           $ 5,318,523
                                                                    ===========

Fund status                                                             951,012
Unrecognized actuarial gain                                            (181,911)
                                                                    -----------

Prepaid benefit cost                                                $   769,101
                                                                    ===========

      The major assumptions used in the calculation of the pension obligation were as follows:

Discount rate                                                              7.5%
Expected long-term rate of return on plan assets                          10.0%
Rate of increase in compensation                                           5.5%

NOTE 16. - EXTRAORDINARY ITEM

      In April 1999, the Company prepaid a portion ($420,000) of the ten year promissory note, payable to the chairman/principal stockholder (See Note 11). As a result, a pro-rata portion of the deferred financing costs and the note discount relating to the detachable warrants issued with the debt were written off in 1999. The amount charged to expense for the note discount and loan closing costs amounted to $187,390 and $35,475, respectively. The aggregate amount of $222,865 is considered a loss on early extinguishment of debt and is classified as an extraordinary item in the accompanying consolidated statement of operations.

NOTE 17. - COMMITMENTS

      A.    Lease Commitments

            The Company utilizes certain equipment, vehicles and facilities under operating leases which expire at various dates through 2003. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997, was approximately $395,000, $288,000 and
            $128,000, respectively.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - COMMITMENTS (CONTINUED)

      The approximate future minimum payments required under these leases are as follows:

            2000                                                    $ 151,000
            2001                                                      130,000
            2002                                                       89,000
            2003                                                       37,000
                                                                    ---------

                                                                    $ 407,000
                                                                    =========

      B.    Employment Contracts

            The Company is obligated under various employment agreements with certain officers which expire at various times from 2000 to 2004. The agreements provide for minimum aggregate annual salaries of $1,204,000. Certain agreements also provide for, among other things, cash bonuses and stock options if certain Company performance measures are met, and for severance payments. For the year ended December 31, 1999 no bonuses or stock options were earned.

NOTE 18. - RELATED PARTY TRANSACTIONS

      Interest expense incurred under notes issued to the Company's principal stockholders and their affiliates amounted to $265,155, $102,179 and $105,327, for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 amount includes $42,347 ($27,306 - 1998) relating to the amortization of a note discount (see Note 11) and $73,219 relating to warrants issued with a convertible short-term note (see Note 12).

NOTE 19. - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:

                                          1999          1998             1997
                                       -----------   -----------    ------------

Interest                               $   387,149   $   360,664    $    712,875
                                       ===========   ===========    ============

Taxes                                  $     2,420   $     6,144    $      4,385
                                       ===========   ===========    ============

      During 1999, property, plant and equipment in the amount of $236,450 was acquired under a capital lease.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 19. - SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

      During 1998, a note payable in the amount of $70,000 and corresponding accrued interest of $3,500 was repaid with 24,500 shares of SSC. The Company also recorded $529,902 of additional paid-in capital for detachable warrants issued with a note payable to the current principal stockholder. In connection with the acquisition of MLPC, the Company also recorded goodwill of approximately $29,000 relating to the excess of the net liabilities assumed over the assets acquired of approximately $5,000.

      In addition, see Note 12 for noncash transactions related to the issuance of the Company's common stock.

NOTE 20. - FOURTH QUARTER ADJUSTMENTS

      There were no material adjustments recognized in the fourth quarter of fiscal 1999, 1998 and 1997.

NOTE 21. - LITIGATION

      The Company is the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Dr. Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Dr. Lawandy, which were untrue at the time they were made. In the action, the Company seeks compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorneys' fees and costs. In its response to the complaint, Spectra has asserted counterclaims against the Company which management believes are without merit. The Company intends to vigorously prosecute this action and defend the counterclaims.

NOTE 22. - BUSINESS SEGMENTS

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 22. - BUSINESS SEGMENTS (CONTINUED)

      The Company's businesses are organized, managed and internally reported as two segments. The segments are determined based on differences in products, production processes and internal reporting. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal.

      Prior to 1999, the Laser segment was the primary segment. Revenue from this segment accounted for 94% and 98% of total revenue in 1998 and 1997, respectively. As a result, corporate expenses were reported as part of the Laser Service segment. With the acquisition of O&W in 1999 (see Note 4), the Plastics segment became a significant component of the Company's consolidated financial statements. Based on the increased activity of the second segment, general corporate activity is reported as a separate segment. Prior periods were restated to conform with this presentation.

      Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during 1999, 1998 and 1997 is set forth as follows:

                                                            Photonic
                                                Laser        Material       Plastics    Unallocated
                                                Group    Spectra Science     Group       Corporate     Eliminations    Consolidated
                                                -----    ---------------     -----       ---------     ------------    ------------
                     1999
                     ----
Sales to unaffiliated customers              $ 5,252,099   $        --    $ 3,987,870   $         --   $         --    $  9,239,969
Intersegment sales                                    --            --             --             --             --              --
                                             -----------   -----------    -----------   ------------   ------------    ------------
    Total revenue                            $ 5,252,099   $        --    $ 3,987,870   $         --   $         --    $  9,239,969
                                             ===========   ===========    ===========   ============   ============    ============
Operating loss                               $(1,001,770)  $        --    $(1,971,809)  $   (873,402)  $         --    $ (3,846,981)
                                             ===========   ===========    ===========   ============   ============    ============
Interest income                              $    23,400   $        --    $       551   $     79,482   $    (28,800)   $     74,633
                                             ===========   ===========    ===========   ============   ============    ============
Interest expense                             $   279,720   $        --    $   137,674   $    266,438   $    (28,800)   $    655,032
                                             ===========   ===========    ===========   ============   ============    ============
Net income from disposed business segment    $        --   $ 4,170,315    $        --   $         --   $         --    $  4,170,315
                                             ===========   ===========    ===========   ============   ============    ============
Extraordinary item                           $        --   $        --    $        --   $   (222,865)  $         --    $   (222,865)
                                             ===========   ===========    ===========   ============   ============    ============
Identifiable assets                          $ 8,871,591   $        --    $ 5,072,008   $ 10,922,806   $(13,558,915)   $ 11,307,490
                                             ===========   ===========    ===========   ============   ============    ============
Depreciation and amortization                $   596,009   $        --    $   286,516   $     80,400   $         --    $    962,925
                                             ===========   ===========    ===========   ============   ============    ============
Capital expenditures                         $   924,895   $        --    $   595,515   $     10,100   $         --    $  1,530,510
                                             ===========   ===========    ===========   ============   ============    ============

                     1998
                     ----
Sales to unaffiliated customers              $ 6,953,199   $        --    $   442,906   $         --   $         --    $  7,396,105
Intersegment sales                                    --            --             --             --             --              --
                                             -----------   -----------    -----------   ------------   ------------    ------------
    Total revenue                            $ 6,953,199   $        --    $   442,096   $         --   $         --    $  7,396,105
                                             ===========   ===========    ===========   ============   ============    ============
Operating loss                               $   652,974   $        --    $(1,167,198)  $ (1,094,057)  $    362,985    $ (1,245,296)
                                             ===========   ===========    ===========   ============   ============    ============
Net income from disposed business
 segment                                     $        --   $   394,125    $        --   $         --   $         --    $    394,125
                                             ===========   ===========    ===========   ============   ============    ============
Interest income                              $    22,842   $        --    $        --   $     17,445   $         --    $     40,287
                                             ===========   ===========    ===========   ============   ============    ============
Interest expense                             $   215,252   $        --    $    38,532   $    119,621   $         --    $    373,405
                                             ===========   ===========    ===========   ============   ============    ============
Income tax benefit                           $   242,000   $        --    $        --   $    825,000   $         --    $  1,067,000
                                             ===========   ===========    ===========   ============   ============    ============
Identifiable assets                          $ 7,858,816   $        --    $   489,585   $  7,764,393   $ (7,597,152)   $  8,515,642
                                             ===========   ===========    ===========   ============   ============    ============
Depreciation and amortization                $   485,235   $        --    $    46,475   $     68,540   $     28,611    $    628,861
                                             ===========   ===========    ===========   ============   ============    ============
Capital expenditures                         $   745,959   $        --    $    76,125   $      8,086   $         --    $    830,170
                                             ===========   ===========    ===========   ============   ============    ============

                     1997
                     ----
Sales to unaffiliated customers              $ 5,335,446   $        --    $   113,129   $         --   $         --    $  5,448,575
Intersegment sales                               300,000            --             --             --       (300,000)             --
                                             -----------   -----------    -----------   ------------   ------------    ------------
    Total revenue                            $ 5,635,446   $        --    $   113,129   $         --   $   (300,000)   $  5,448,575
                                             ===========   ===========    ===========   ============   ============    ============
Operating loss                               $   657,526   $        --    $(1,052,778)  $ (1,597,408)  $    261,026    $ (1,731,634)
                                             ===========   ===========    ===========   ============   ============    ============
Income (loss) from discontinued
 operations                                  $        --   $(1,958,520)   $        --   $         --   $         --    $ (1,958,520)
                                             ===========   ===========    ===========   ============   ============    ============
Interest income                              $    22,626   $        --    $        --   $     16,528   $         --    $     39,154
                                             ===========   ===========    ===========   ============   ============    ============
Interest expense                             $   218,695   $        --    $    23,768   $    562,410   $         --    $    804,873
                                             ===========   ===========    ===========   ============   ============    ============
Identifiable assets                          $ 6,188,928   $   437,375    $   345,637   $  5,902,847   $ (5,923,858)   $  6,950,929
                                             ===========   ===========    ===========   ============   ============    ============
Depreciation and amortization                $   486,799   $        --    $    16,842   $    217,324   $     20,747    $    741,712
                                             ===========   ===========    ===========   ============   ============    ============
Capital expenditures                         $   619,856   $        --    $   318,270   $     16,580   $         --    $    954,706
                                             ===========   ===========    ===========   ============   ============    ============