Form 10QSB
period 2000-03-31
INFINITE GROUP INC
filed 2000-05-11
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     52-1490422
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      2364 Post Road, Warwick, RI                                       02886
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (401) 738-5777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of May 1, 2000 there were 2,368,529 shares of common stock, par value $0.001 per share outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 1, 2000, based on the average bid and asked price on such date was $5,992,378.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-QSB

                                      INDEX

Page

PART I.  Consolidated Financial Statements

Item 1.  Consolidated Balance Sheets (Unaudited)

         March 31, 2000 and December 31, 1999...............................   3

         Consolidated Statements of Operations - Three Months
         Ended March 31, 2000 and 1999......................................   4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2000 and 1999......................................   5

         Notes to Unaudited Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.....................   9

PART II. OTHER INFORMATION

Items
  1-6    Not Applicable.....................................................  14

SIGNATURES..................................................................  15

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,      December 31,
                                                          2000             1999
                                                          ----             ----
   ASSETS
Current assets:
  Cash and cash equivalents                           $    172,974     $    328,094
  Restricted funds                                         130,794           79,235
  Accounts receivable, net of allowances                 1,650,916        1,496,288
  Inventories                                              492,338          536,554
  Note receivable                                          204,716          204,716
  Advance - stockholder                                     50,014           50,014
  Other current assets                                     114,767          147,581
                                                      ------------     ------------
          Total current assets                           2,816,519        2,842,482

Property and equipment, net                              6,898,496        7,059,367
Other assets:
Note receivable - stockholders                                  --            6,652
Other investment                                           295,000          250,000
Cash surrender value of officer life insurance              61,546           61,546
Prepaid pension costs                                      769,101          769,101
Intangible assets, net                                     307,348          318,342
                                                      ------------     ------------
          Total other assets                             1,432,995        1,405,641
                                                      ------------     ------------

                                                      $ 11,148,010     $ 11,307,490
                                                      ============     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                              $    928,328     $    893,957
    Stockholder                                            295,000           40,000
  Accounts payable and accrued expenses                  1,860,468        1,852,483
  Current maturities of long-term obligations              795,950        1,042,159
  Current maturities of notes payable - stockholders        23,964           21,572
                                                      ------------     ------------
          Total current liabilities                      3,903,710        3,850,171

Long term obligations                                    5,092,362        5,198,680

Notes payable - stockholders                               383,812          380,483

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 3,016,304 and 2,918,604
   shares issued; 2,466,229 and 2,368,529
   shares outstanding                                        3,016            2,918
  Additional paid-in capital:
    Common stock                                        20,910,580       20,564,179
    Warrants/Options                                       671,418          671,418
  Accumulated deficit                                  (18,441,701)     (17,985,172)
                                                         3,143,313        3,253,343
                                                      ------------     ------------
  Less treasury stock, 550,075 shares, at cost           1,375,187        1,375,187
    Total stockholders' equity                           1,768,126        1,878,156
                                                      ------------     ------------

                                                      $ 11,148,010     $ 11,307,490
                                                      ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                               INFINITE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                     2000              1999
                                                     ----              ----
Sales                                            $ 3,290,826        1,236,002
Cost of goods sold                                 2,199,810          947,403
                                                   ---------        ---------
Gross profit                                       1,091,016          288,599

Costs and expenses
     Research and development                        239,411          408,843
     General and administrative expenses             626,906          493,988
     Selling expenses                                180,875          143,538
     Depreciation and amortization                   272,097          147,075
                                                   ---------        ---------
          Total costs and expenses                 1,319,289        1,193,444

Operating loss                                      (228,273)        (904,845)

Other income (expense)
     Interest expense                               (160,182)        (111,417)
     Loss on sale of assets                          (68,074)              --
     Interest and other income                            --           17,352
                                                   ---------        ---------
          Total other income (expense)              (228,256)         (94,065)
                                                   =========        =========

Loss from continuing operations                     (456,529)        (998,910)

Gain on sale of disposed business segment
   (less applicable income taxes of $825,000)             --        4,170,315

Net income (loss)                                $  (456,529)       3,171,405
                                                   =========        =========

Income (loss) per share - basic:
   Contining operations                                (0.19)           (0.39)
   Disposed business segment                              --             1.61
                                                   ---------        ---------

          Net income(loss) per share                   (0.19)            1.22
                                                   =========        =========

Income from disposed business segment
   per share - diluted                                    --             1.57
                                                   =========        =========

Weighted average number of common
  shares outstanding:
     Basic                                         2,368,529        2,591,311
                                                   =========        =========

     Diluted                                       2,409,494        2,657,978
                                                   =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                        2000              1999
                                                                        ----              ----
Cash flows from operating activities:
   Net loss from continuing operations                              $  (456,529)      $  (998,910)
   Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operations:
        Depreciation and amortization                                   272,097           147,075
        Loss on disposition of assets                                    68,074

        Amortization of discount on note payable                          9,584            13,967

        Expenses satisfied via issuance of equity                                          39,527
        Asset write down and allowances                                   6,652            10,112
        Changes in assets and liabilities:
            (Increase) decrease in assets:
                    Accounts receivable                                (154,628)          320,033
                    Other current assets                                 32,814            67,641
                    Inventory and inventoried parts                      44,216            35,414
            Increase (decrease) in liabilities:
                    Accounts payable and accrued expenses                 7,985          (285,058)
                                                                    -----------       -----------
        Net cash used in continuing operations                         (169,735)         (650,199)

Cash flows from investing activities:

   Purchase of property and equipment                                   (91,206)         (508,925)
   Proceeds from the sale of property and equipment                     122,900
   Purchase of investments                                              (45,000)               --
   Increase in intangible assets                                             --           (18,705)
   Proceeds from the sale of investment in Spectra Science Corp.             --         3,620,128
   Advance to stockholder                                                    --              (646)
   Advance under note receivable                                             --          (200,000)
                                                                    -----------       -----------
        Net cash (used in) provied by investing activities              (13,306)        2,891,852

Cash flows from financing activities:

   Net borrowings (repayments) of short-term debt                       289,371           (89,000)
   Repayments of long-term obligations                                 (206,028)          (40,533)
   Repayments of notes payable - stockholders                            (3,863)               --
   Net borrowings from stockholder                                           --            (7,792)
   Increase in restricted funds, net                                    (51,559)          (47,460)
                                                                    -----------       -----------
        Net cash provided by (used in) financing activities              27,921          (184,785)
                                                                    -----------       -----------

Net increase (decrease) in cash and cash equivalents                   (155,120)        2,056,868

Cash and cash equivalents - beginning of period                         328,094         1,010,736
                                                                    -----------       -----------

Cash and cash equivalents - end of period                           $   172,974       $ 3,067,604
                                                                    ===========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes as of and for the years ended December 31, 1999 and 1998. In accordance with SAS 71, Interim Financial Information, the Company's interim financial statements and related notes have been reviewed by the Company's independent auditors.

NOTE 2. - NOTES PAYABLE - STOCKHOLDERS

      During the quarter ended March 31, 2000, the Company incurred $255,000 of additional debt, payable to the President and principal stockholder, which is included in note payable - stockholder as of March 31, 2000 in the accompanying balance sheet. The obligation accrues interest at the rate of 10-1/2%, and may be prepaid at any time. The entire principal balance matures at various times from May 1, 2000 through June 30, 2000.

NOTE 3. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The difference between the weighted average number of common shares outstanding for the basic and diluted calculation represents the effect of convertible debentures. The conversion of outstanding options and warrants were not considered in the calculation of diluted income from disposed segment per share since the average market price is less than the exercise price for all excercisable securities during the quarter ended March 31, 1999. The impact of convertible debentures and the exercise of stock options is excluded from the computation of loss per share from continuing operations because their assumed conversion would be antidilutive.

NOTE 4. - CONVERTIBLE NOTES PAYABLE

      During the quarter ended March 31, 2000, convertible notes payable to former Osley and Whitney, Inc. ("O&W") shareholders, along with accrued interest, aggregating $146,540 were converted into 97,700 common shares of the Company's common stock. The excess of the fair market value of the common shares issued over the principle and interest reduction which amounted to $200,000 has been reflected as additional purchase price consideration.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5. - BUSINESS SEGMENTS

      The Company's businesses are organized, managed and internally reported as two segments. The segments are determined based on differences in products, production processes and internal reporting. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal.

      Prior to April 1, 1999, the Laser segment was the primary segment. Revenue from this segment accounted for 94% and 95% of total revenue in 1998 and the first quarter of 1999, respectively. As a result, corporate expenses were reported as part of the Laser Service segment. With the acquisition of O&W in April 1999, the Plastics segment became a significant component of the Company's consolidated financial statements. Based on the increased activity of the second segment, general corporate activity is reported as a separate segment. Prior periods were restated to conform with this presentation.

      Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during the three months ended March 31, 2000 and 1999 is set forth as follows:

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                                 Photonic
                                                                 Material
                                                    Laser         Spectra      Plastics      Unallocated
                                                    Group         Science        Group        Corporate      Eliminations
                                                    -----         -------        -----        ---------      ------------
      Three Months Ended March 31, 2000
      ---------------------------------

Sales from external customers                   $ 1,697,581    $        --    $ 1,593,245    $         --    $         --
                                                ===========    ===========    ===========    ============    ============
Operating income (loss)                         $   (64,803)   $        --    $    23,422    $   (186,892)   $         --
                                                ===========    ===========    ===========    ============    ============
Identifiable assets                             $ 5,473,632    $        --    $ 3,727,370    $  1,947,008    $         --
                                                ===========    ===========    ===========    ============    ============

      Three Months Ended March 31, 1999
      ---------------------------------

Sales from external customers                   $ 1,173,954    $        --    $    62,048    $         --    $         --
                                                ===========    ===========    ===========    ============    ============
Operating loss                                  $  (257,432)   $        --    $  (342,063)   $   (305,350)   $         --
                                                ===========    ===========    ===========    ============    ============
Net income from disposed business segment       $        --    $ 4,170,315    $        --    $         --    $         --
                                                ===========    ===========    ===========    ============    ============
Identifiable assets, as of December 31, 1999    $ 8,871,591    $        --    $ 5,072,008    $ 10,922,806    $(13,558,915)
                                                ===========    ===========    ===========    ============    ============


                                                Consolidated
                                                ------------
      Three Months Ended March 31, 2000
      ---------------------------------

Sales from external customers                   $  3,290,826
                                                ============
Operating income (loss)                         $   (228,273)
                                                ============
Identifiable assets                             $ 11,148,010
                                                ============

      Three Months Ended March 31, 1999
      ---------------------------------

Sales from external customers                   $  1,236,002
                                                ============
Operating loss                                  $   (904,845)
                                                ============
Net income from disposed business segment       $  4,170,315
                                                ============
Identifiable assets, as of December 31, 1999    $ 11,307,490
                                                ============

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans will be achieved.

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

      Our Plastics Group, comprised of Osley & Whitney/ExpressTool (Westfield,
MA), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

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

The laser and photonics group

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; however it also develops new applications for industrial lasers. Laser Fare has 22 high powered computer controlled lasers that are capable of performing a wide variety of manufacturing processes with multi-axis laser manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

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

      During 1999, ExpressTool (ET) was integrated into our Westfield, MA facility and separate facilities in Warwick, RI were closed to reduce cost and improve productivity. The ExpressTool process incorporates its conformal cooling and proprietary thermal management for high production injection mold tooling to allow molds used in the plastic fabrication industries to cool and eject parts up to 75% faster than traditional molds. Additionally, they accept computer files directly from their customers who use such software as AutoCad, ProE and Cadkey to submit their 3D designs directly over the internet at www.expresstool.com. ExpressTool began shipping mold inserts to Cheseborough Pond, 3M, and GE Plastics and has achieved preferred vendor status with Pitney Bowes, FordVisteon and others.

      In April 1999, we formed Express Pattern (EP) located in Buffalo Grove, IL, to expand our midwest presence and provide plastic rapid prototyping services to the metal casting industries. Express Pattern ships plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison, Motorola, Hewlett-Packard and others. EP provides direct interface (including uploads over the interenet) from customer CAD software (such as AutoCad, ProE and others) to our stereolithography systems and equipment. Express Pattern also provides similar services to our other subsidiaries.

      Also in April 1999, we acquired 100% of the outstanding stock of Materials & Manufacturing Technologies, Inc. (MMT) of West Kingston, Rhode Island in exchange for 20,000 shares of our common stock. MMT has received a patent, number 5,427,987, from the United States patent office on its work in zirconium diboride materials. MMT has an exclusive licensing arrangement with Texas A&M University (with rights to sub-license) for use of patents and intellectual property owned by Texas A&M in the area of electrodes and parts made from zirconium diboride/copper (Zyrkon(TM)) composites. Zyrkon(TM) composite electrodes have been shown to be superior to copper, tungsten/copper and graphite electrodes in electrical discharge machining applications. In addition, parts made from Zyrkon(TM) exhibit excellent abrasion resistance and resistance to wear by electric arcs as well as high thermal conductivity and a relatively low coefficient of thermal expansion. These properties indicate that Zyrkon(TM) can be used to replace current material systems in applications as varied as injection mold tooling, spot-welding, waste remediation electrodes, high-current switches and heat sinks. The acquisition provides us with the ability to take advantage of these material systems in our areas of expertise as well as providing us with the ability to address new markets.

                         Liquidity and Capital Resources

      We have financed our product development activities through a series of private placements of debt and equity securities. As of March 31, 2000, we had cash, cash equivalents and marketable debt securities of approximately $172,974 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized as of March 31, 2000 were attributed to our LF, O&W & EP operations, we anticipate improved revenue from our other divisions and positive results from additional expense containment measures that have been implemented. We are also pursuing other strategies for raising additional working capital through debt and/or equity transactions.

      On June 30, 1998, our president and chief executive officer loaned the company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at a rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3.5% (8.64 % at December 31, 1999). Our president also loaned the company $250,000 in the first quarter of 1998 pursuant to a one year note which bore interest at a rate of 9.0%. This note was repaid during 1999. In consideration for the loans, we granted detachable warrants to purchase 536,000 shares of our common stock exercisable at $5.60 per share. Half of the warrants vested immediately and the remaining 50% vested in four equal tranches, six, nine, twelve, and fifteen months from the anniversary date of the loan. In April 1999, approximately $650,000 of the outstanding balance of the loans was repaid. As of December 31, 1999, all warrants had vested. During the quarter ended September 30, 1999, our president also loaned us an additional $150,000 pursuant to a note that was convertible to common stock at $0.9375 per share and bore interest at the prime interest rate. Subsequently, in

December 1999, our president converted the note into 160,000 shares of common stock. In consideration for the loan, we granted detachable warrants to purchase 128,000 shares of our common stock exercisable at $1.0375 per share. In December 1999, our president loaned the company an additional $40,000 pursuant to a ninety day promissory note which bears interest at a rate of 10% per annum. During the quarter ended March 31, 2000, our president loaned us an additional $255,000 pursuant to ninety day promissory notes which bear interest at a rate of 10 1/2 % per annum.

      As of March 31, 2000 we had a working capital deficit of approximately $1,087,191. In conjunction with our on-going business expansion program, we are pursuing additional equity, alternative sources of funding from conventional banking institutions and the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations which would have a material adverse effect on our financial condition and results of operations.

Risk of Nasdaq Delisting. Our Common Stock is listed on the Nasdaq SmallCap Market System and in connection therewith the we required to maintain certain continued listing requirements including $2 million of net tangible asset. At December 31, 1999, our net tangible assets were $1,732,953. As a result, in April 2000, we received notification from Nasdaq requesting submission by the Company of a plan to achieve and sustain compliance with the Nasdaq SmallCap continued listing requirements (the "Listing Requirements"). In May 2000, we submitted a plan which demonstrated both current compliance with the Listing Requirements and continued compliance in foreseeable future periods. A response from Nasdaq to our plan is outstanding. Management believes that the Company will continue to meet the Listing Requirements for the continued listing of our Common Stock on the Nasdaq SmallCap Market. However, no assurance can be given that we will continue to meet such requirements, or that Nasdaq will concur with our plan.. In the event that we do not meet the continued listing requirements, our Common Stock will be subject to delisting from the Nasdaq SmallCap Market, whereupon it would trade on the Nasdaq Electronic Bulletin Board. Such an event would make it more difficult for shareholders to effect transactions in the our Common Stock.

                              Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Consolidated revenues for the three months ended March 31, 2000 were $3,290,826, on cost of sales of $2,199,810, resulting in a gross profit of $1,091,016 for the quarter. Consolidated revenues for the three months ended March 31, 1999 were $1,236,002 on cost of sales of $947,403, resulting in a gross profit of $288,599 for the three months ended March 31, 1999. The increase of $2,054,824 or 166.2% in consolidated revenues for the quarter ended March 31,2000, compared to the quarter ended March 31, 1999, was primarily due to revenues associated with the Osley & Whitney acquisition and the formation of Express Pattern, as well as increased Laser Group revenues (approximately $525,000).

      Research and development expenses were $239,411 for the three months ended March 31, 2000 as compared to $408,843 for the three months ended March 31, 1999. The decrease of $169,432 or 41.4%, was primarily attributed to cost containment for research and development efforts in our plastics group, as separate Express Tool facilities were integrated into our O&W Westfield operations.

      General and administrative expenses were $626,906 for the three months ended March 31, 2000 as compared to $493,988 for the three months ended March 31, 1999. The increase of $132,918 or 26.9% was primarily due to expenses for additional resources at our Laser Group for engineers, training and for professional fees in the legal and investor relations areas.

      Selling expenses were $180,875 for the three months ended March 31, 2000 as compared to $143,538 for the three months ended March 31, 1999. The increase of $37,337 or 26% was primarily attributed to increased sales employees at our plastics group.

      Depreciation and amortization expense totaled $272,097 for the three months ended March 31, 2000 as compared to $147,075 for the three months ended March 31, 1999. The increase of $125,022 or 85% was primarily due to fixed asset additions in both our laser and plastics groups along with depreciation related to the O&W acquisition.

      Interest expense was $160,182 for the three months ended March 31, 2000 as compared to $111,417 for the three months ended March 31, 1999. The increase of $48,765 or 43.8% was due to interest paid on the note payable to our president, and debt obligations related to the O&W acquisition.

      The loss from continuing operations was $456,529 for the three months ended March 31, 2000 as compared to a loss of $998,910 for the three months ended March 31, 1999. We had a consolidated net loss of $456,529 for the three months ended March 31, 2000 as compared to net income of $3,171,405 for the three months ended March 31, 1999. The net income for the three months ended March 31, 1999 was primarily attributed to the gain realized on the sale of the Company's Spectra Science Series A Convertible Preferred Stock of approximately $4,170,315, net of $825,000 in taxes.

Part II - Other information

Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on May 10, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                          INFINITE GROUP, INC.


                                          By:/s/ Clifford G. Brockmyre
                                            ------------------------------------
                                          Clifford G. Brockmyre, President
                                          and Chief Executive Officer


                                          /s/ Bruce J. Garreau
                                          --------------------------------------
                                          Bruce J. Garreau,
                                          Chief Financial and
                                          Accounting Officer