Form 10QSB
period 2000-06-30
INFINITE GROUP INC
filed 2000-08-04
CIK 884650

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

Mark One
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2000

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

                        2364 Post Road, Warwick, RI 02886
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

                                   Yes |X|  No |_|

As of August 1, 2000 the Registrant has a total of 3,331,322 shares of Common Stock, $.001 par value, outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on August 1, 2000, based on the average bid and asked price on such date was $5,039,935.

Transitional Small Business Disclosure Format

                                   Yes |_|  No |X|

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets
        June 30, 2000 and December 31, 1999                                  1

        Consolidated Statements of Operations - Three Months
        And Six Months Ended June 30, 2000 and 1999                          2

        Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 2000 and 1999                                         3

        Notes to Unaudited Consolidated Financial Statements                 4

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                 8

PART II. OTHER INFORMATION                                                  16

Items

SIGNATURES                                                                  16

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,     December 31,
                                                               2000           1999
                                                           (Unaudited)      (Audited)
                                                           -----------      ---------
   ASSETS
Current assets:
  Cash and cash equivalents                               $    261,890    $    328,094
  Restricted funds                                              16,677          79,235
  Accounts receivable, net of allowances                     1,745,874       1,496,288
  Inventories                                                  535,088         536,554
  Advance - stockholder                                         50,249          50,014
  Other current assets                                          99,483         147,581
  Note receivable                                                   --         204,716
                                                          ------------    ------------
          Total current assets                               2,709,261       2,842,482

Property and equipment, net                                  6,722,103       7,059,367

Other assets:
Cash surrender value of officer life insurance                  61,546          61,546
Prepaid pension costs                                          769,101         769,101
Intangible assets, net                                         267,939         318,342
Other investment                                               295,000         250,000
Note receivable - stockholders                                      --           6,652
                                                          ------------    ------------
          Total other assets                                 1,393,586       1,405,641
                                                          ------------    ------------

                                                          $ 10,824,950    $ 11,307,490
                                                          ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                  $    743,984    $    893,957
    Stockholder                                                 65,000          40,000
  Accounts payable and accrued expenses                      2,074,235       1,852,483
  Current maturities of long term obligations                  903,637       1,042,159
  Current maturities of notes payable - stockholder             22,520          21,572
                                                          ------------    ------------
          Total current liabilities                          3,809,376       3,850,171

Long term obligations                                        4,476,405       5,198,680

Notes payable - stockholders                                   390,236         380,483

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 3,331,322, and 2,918,603 shares
   issued; 2,987,228 and 2,368,528 shares                        3,456           2,918
   outstanding; 125,000 and -0- shares subscribed
  Additional paid-in capital:
    Common stock                                            21,401,407      20,564,179
    Warrants                                                   825,199         671,418
  Accumulated deficit                                      (18,970,894)    (17,985,172)
                                                          ------------    ------------
                                                             3,259,168       3,253,343
  Less:
    Treasury stock, 344,094 and 550,075 shares, at cost        860,235       1,375,187
    Common stock subscription receivable                       250,000              --
                                                          ------------    ------------
           Total stockholders' equity                        2,148,933       1,878,156
                                                          ------------    ------------

                                                          $ 10,824,950    $ 11,307,490
                                                          ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                   2000           1999           2000           1999
                                                   ----           ----           ----           ----

Sales                                          $ 3,236,850    $ 2,685,738    $ 6,484,665    $ 3,921,740
Cost of goods sold                               2,157,126      2,276,113      4,313,925      3,026,495
                                               -----------    -----------    -----------    -----------
Gross profit                                     1,079,724        409,625      2,170,740        895,245

Costs and expenses
     Research and development                      285,965        387,050        525,376        992,914
     General and administrative expenses           709,619        809,544      1,336,525      1,303,532
     Selling expenses                              135,557        275,988        316,432        419,526
     Depreciation and amortization                 282,907        203,671        555,004        350,746
                                               -----------    -----------    -----------    -----------
          Total costs and expenses               1,414,048      1,676,253      2,733,337      3,066,718
                                               -----------    -----------    -----------    -----------

Operating loss                                    (334,324)    (1,266,628)      (562,597)    (2,171,473)

Other income (expense)
     Gain (loss) on sale of assets                     800             --        (67,274)            --
     Interest and other income                       5,200         20,704          5,200         38,056
     Interest expense                             (200,869)      (119,896)      (361,051)      (231,313)
                                               -----------    -----------    -----------    -----------
          Total other income (expense)            (194,869)       (99,192)      (423,125)      (193,257)
                                               -----------    -----------    -----------    -----------

Loss from continuing operations                   (529,193)    (1,365,820)      (985,722)    (2,364,730)

Gain on sale of business segment
  (less applicable income taxes of $825,000)            --             --             --      4,170,315
                                               -----------    -----------    -----------    -----------

Income (loss) before extraordinary item           (529,193)    (1,365,820)      (985,722)     1,805,585

Extraordinary item                                      --       (222,864)            --       (222,864)
                                               -----------    -----------    -----------    -----------

Net income (loss)                              $  (529,193)   $(1,588,684)   $  (985,722)   $ 1,582,721
                                               ===========    ===========    ===========    ===========

Income (loss) per share - basic:
     Continuing operations                     $     (0.19)   $     (0.62)   $     (0.38)   $     (1.04)
     Disposed business segment:                         --             --             --           1.84
     Extraordinary item                                 --          (0.10)            --          (0.10)
                                               -----------    -----------    -----------    -----------
     Net income (loss) per common share        $     (0.19)   $     (0.72)   $     (0.38)   $      0.70
                                               ===========    ===========    ===========    ===========

Income from disposed business segment
     per share - diluted                       $        --    $        --    $        --    $      1.79
                                               ===========    ===========    ===========    ===========

Weighted average number of common
  shares outstanding:
     Basic                                       2,770,228      2,198,529      2,569,378      2,270,117
                                               ===========    ===========    ===========    ===========

     Diluted                                     2,823,169      2,261,029      2,622,319      2,332,617
                                               ===========    ===========    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months     Six Months
                                                                            Ended         Ended
                                                                          June 30,      June 30,
                                                                            2000          1999
                                                                         -----------   -----------

Cash flows from operating activities:
      Net loss from continuing operations                                $(985,722)   $(2,364,730)
      Adjustments to reconcile net loss from continuing
       operations to net cash used in continuing operations:
              Depreciation and amortization                                555,004        350,746
              Loss on sale of assets                                        67,274             --
              Amortization of discount on note payable                      18,515         23,270
              Expenses satisfied via issuance of equity                         --         39,527
              Asset write down and allowances                                6,652         20,225
              Changes in assets and liabilities:
                      (Increase) decrease in assets:
                              Accounts receivable                         (249,586)       362,509
                              Other current assets                          48,098         44,795
                              Inventories                                    1,466        315,002
                       Increase (decrease) in liabilities:
                              Accounts payable and accrued expenses        221,752       (687,746)
                                                                         ---------    -----------
              Net cash used in continuing operations                      (316,547)    (1,896,402)

Cash flows from investing activities:
      Repayment of note receivable                                         204,716             --
      Purchase of property and equipment                                  (157,511)    (1,229,663)
      Purchase of investments                                              (45,000)      (298,701)
      Increase in intangible assets                                             --        (18,705)
      Proceeds from the sale of of investment in Spectra Science Corp.          --      3,620,128
      Proceeds from the sale of property and equipment                     122,900             --
      Advance to stockholder                                                  (235)          (412)
      Advance under note receivable                                             --       (100,000)
                                                                         ---------    -----------
              Net cash provided by investing activities                    124,870      1,972,647

Cash flows from financing activities:
      Net borrowings (repayments) of short-term debt                       535,027       (280,723)
      Borrowings of long-term obligations                                       --        984,026
      Repayments of long-term obligations                                 (714,298)      (652,772)
      Repayments of notes payable - stockholders                            (7,814)       (69,315)
      (Increase) decrease in restricted funds, net                          62,558         60,069
      Proceeds from the issuance of common stock                           250,000             --
                                                                         ---------    -----------
              Net cash provided by financing activities                    125,473         41,285
                                                                         ---------    -----------

Net increase (decrease) in cash and cash equivalents                       (66,204)       117,530

Cash and cash equivalents - beginning of period                            328,094      1,036,910
                                                                         ---------    -----------

Cash and cash equivalents - end of period                                $ 261,890    $ 1,154,440
                                                                         =========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes as of and for the years ended December 31, 1999 and 1998.

NOTE 2. - NOTES PAYABLE - STOCKHOLDER

      During the quarters ended March 31, 2000 and June 30, 2000, the Company incurred $255,000 and $104,000 of additional debt, payable to its President and principal stockholder. The obligations accrued interest at the rate of 10-1/2%. Including a loan of $40,000 incurred in December 1999, the principal balance of $399,000 matured during the quarter ended June 30, 2000. Of these notes payable, $248,285 was applied to the exercise price of warrants and options exercised by the Company's President during the quarter and the balance, including accrued interest, was satisfied by the issuance of common shares (see Note 5).

      During the quarter ended June 30, 2000, the Company's President loaned $325,000 to the Company evidenced by a note bearing interest at the rate of 11% that matures in September 2000. A portion of this loan, in the amount of $260,000, was satisfied during the quarter by the issuance of common shares (see Note 5). The remaining balance amounting to $65,000 is included in note payable stockholder at June 30, 2000.

NOTE 3. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The difference between the weighted average number of common shares outstanding for the basic and diluted calculation represents the effect of convertible debentures. The conversion of outstanding options and warrants were not considered in the calculation of diluted income from disposed segment per share since the average market price is less than the exercise price for all exercisable securities during the periods ended June 30, 1999. The impact of convertible debentures and the exercise of stock options is excluded from the computation of loss per share from continuing operations because their assumed conversion would be antidilutive.

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - CONVERTIBLE NOTES PAYABLE

      During the quarter ended March 31, 2000, convertible notes payable to former Osley and Whitney, Inc. shareholders, along with accrued interest aggregating $146,540, were converted into 97,700 shares of the Company's common stock. The excess of the fair market value of the common shares issued over the principal and interest reduction, which amounted to $200,000, has been reflected as additional purchase price consideration.

NOTE 5. - STOCKHOLDERS' EQUITY

      During the quarter ended June 30, 2000, the Company's President exercised 62,019 incentive stock options and 128,000 common stock purchase warrants, respectively, which had strike prices of $1.875 and $1.031, respectively. The aggregate exercise price of $248,285 was paid by reducing Notes Payable - Stockholder which became due during the quarter (see Note 2).

      During the quarter ended June 30, 2000, the Company's President agreed to accept 75,981 common shares (valued at $2.00 per share) in satisfaction of the balance of the Notes Payable - Stockholder which became due during the quarter (see Note 2).

      During the quarter ended June 30, 2000, the Company's President agreed to accept 130,000 common shares (valued at $2.00 per share) in satisfaction of a portion of the Note Payable - Stockholder due September 2000 (see Note 2). As additional consideration, the Company granted the President a five-year warrant to purchase 25,000 common shares at $1.63 per share. The warrant was valued at $40,000 which amount has been recorded as "additional paid in capital - warrants" in the accompanying balance sheet.

      During the quarter ended June 30, 2000, the Company sold, in a private placement transaction, 250,000 common shares at a price of $2.00 per share, resulting in proceeds of $500,000. As of June 30, 2000, $250,000 of this amount has been received. The unpaid portion has been recorded as a stock subscription receivable, which is due in four equal quarterly payments with interest at 10% per annum, beginning on August 31, 2000. The receivable is shown as a reduction of stockholders' equity in the accompanying balance sheet. In connection with this transaction, the Company granted the purchaser a warrant to purchase 50,000 common shares at a price per share of $1.63, exercisable for a four year period commencing May 31, 2001. A portion of the proceeds, amounting to $63,000, was allocated to these warrants and recorded as additional paid-in capital - warrants. This amount was based on the fair value of the warrant at the date of grant, determined utilizing the Black-Schoeles pricing models. The Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four year period commencing May 31, 2001, for services rendered in connection with the financing. This warrant had a value of $124,000 at the date of grant, which is recorded as a stock offering cost and additional paid-in capital - warrants.

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - BUSINESS SEGMENTS

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

      A summary of selected consolidated information for the Company's industry segments during the three and six month period ended June 30, 2000 and 1999 is set forth as follows:

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                            Photonic
                                                            Material
                                                Laser        Spectra      Plastics      Unallocated
                                                Group        Science       Group         Corporate     Eliminations    Consolidated
                                                -----        -------       -----         ---------     ------------    ------------

       Three Months Ended June 30, 2000

Sales from external customers               $ 1,626,808   $        --   $ 1,610,042    $         --    $         --    $  3,236,850
                                            ===========   ===========   ===========    ============    ============    ============
Operating loss                              $  (126,627)  $        --   $    24,138    $   (231,835)   $         --    $   (334,324)
                                            ===========   ===========   ===========    ============    ============    ============
Identifiable assets                         $ 7,974,344   $        --   $ 3,717,931    $ 12,624,994    $(13,492,319)   $ 10,824,950
                                            ===========   ===========   ===========    ============    ============    ============

      Three Months Ended June 30, 1999

Sales from external customers               $ 1,148,875   $        --   $ 1,536,863    $         --    $         --    $  2,685,738
                                            ===========   ===========   ===========    ============    ============    ============
Operating loss                              $  (648,191)  $        --   $  (361,089)   $   (257,348)   $         --    $ (1,266,628)
                                            ===========   ===========   ===========    ============    ============    ============
Extraordinary item                          $        --   $        --   $        --    $    222,864    $         --    $    222,864
                                            ===========   ===========   ===========    ============    ============    ============
Identifiable assets, as of
 December 31, 1999                          $ 8,871,591   $        --   $ 5,072,008    $ 10,922,806    $(13,558,915)   $ 11,307,490
                                            ===========   ===========   ===========    ============    ============    ============

       Six Months Ended June 30, 2000

Sales from external customers               $ 3,324,389   $        --   $ 3,160,276    $         --    $         --    $  6,484,665
                                            ===========   ===========   ===========    ============    ============    ============
Operating loss                              $  (191,430)  $        --   $    47,560    $    418,727    $         --    $    562,597
                                            ===========   ===========   ===========    ============    ============    ============
Identifiable assets                         $ 7,974,344   $        --   $ 3,717,931    $ 12,624,994    $(13,492,319)   $ 10,824,950
                                            ===========   ===========   ===========    ============    ============    ============

      Six Months Ended June 30, 1999

Sales from external customers               $ 2,322,829   $        --   $ 1,598,911    $         --    $         --    $  3,921,740
                                            ===========   ===========   ===========    ============    ============    ============
Operating loss                              $  (905,623)  $        --   $  (703,152)   $   (562,698)   $         --    $ (2,171,473)
                                            ===========   ===========   ===========    ============    ============    ============
Net income from disposed business segment   $        --   $ 4,170,315   $        --    $         --    $         --    $  4,170,315
                                            ===========   ===========   ===========    ============    ============    ============
Extraordinary item                          $        --   $        --   $        --    $    222,864    $         --    $    222,864
                                            ===========   ===========   ===========    ============    ============    ============
Identifiable assets, as of
 December 31, 1999                          $ 8,871,591   $        --   $ 5,072,008    $ 10,922,806    $(13,558,915)   $ 11,307,490
                                            ===========   ===========   ===========    ============    ============    ============

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ materially from those expressed or implied by forward -looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans of the Company will be achieved.

GENERAL

      Our business has two business segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 145 employees.

      Our Laser and Photonics Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg. OH) and the Advance Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing and photonics services to leading manufacturers and contract research and development.

      Our Plastics Group, comprised of Osley & Whitney/ExpressTool (Westfield,
MA), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern (Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

      We were organized as a Delaware corporation on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our executive offices are located at 2364 Post Road, Warwick, RI 02886. We own various trademark rights and hold federal trademark registration for our name and the Infinite Group logo. "Infinite Group," "Laser Fare," "Osley & Whitney," "ExpressTool," and "Zyrkon" are registered trademarks of Infinite Group, Inc. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.mlpc.com, www.expresspattern.com and www.expresstool.com. However, the information found on the web sites is not part of this report.

The laser and photonics group:

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; however it also develops new applications for industrial lasers. Laser Fare has 23 high powered computer controlled lasers that are capable of performing a wide variety of manufacturing with multi-axis manipulation. Laser Fare also manufactures complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Allied Signal, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-add services, that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

      Our Mound Laser and Photonics Center (MLPC) subsidiary specializes in laser applications, photonics applications and materials processing, and provides services within industry, government and education sectors. The midwest location, a region long known for its expertise in materials and material science, gives us a platform for growth into the automotive, aerospace, tool and die and other local industries. Specialized services include growth of thin films by pulsed laser deposition, application of lasers to chemistry and photochemistry, spectroscopy, and applied optics. MLPC has applied for a provisional patent on pulsed laser deposition. The combination of Laser Fare's expertise in materials processing and MLPC's expertise in laser and photonics applications creates a synergistic atmosphere for the advancement of laser materials processing and the development and commercialization of new laser-based technology.

      In June 2000, our MLPC subsidiary was awarded a $100,000 Phase 1 Small Business Innovative Research (SBIR) contract from the Air Force Research Laboratory (AFRL). The SBIR is for work on the laser deposition of High Temperature Superconductors (HTS). The work is based on recent developments at our MLPC subsidiary in laser micromachining and fabrication technology. AFRL's Materials and Manufacturing Directorate (AFRL/ML) possesses novel HTS process technology and has developed complementary substrate preparation technology.

      Our Advanced Technology Group (ATG) conducts research and development programs for industrial and government sponsors. ATG has recently been awarded several contracts and subcontracts sponsored by the Defense Advanced Research Project Agency (DARPA). DARPA is the central research and development organization for the Department of Defense. It manages and directs selected basic and applied research and development projects for the Department of Defense, and pursues research and technology where risk and payoff are both very high and where success may provide dramatic advances for traditional military roles and missions and dual-use applications. As it effects ATG, these programs have been focused on laser driven direct write technologies. Laser direct technologies enable cost-effective manufacturing of engineered components without the use of expensive tooling by directly depositing materials on substrates with laser energy. Active and passive devices for electronic and photonic applications can be manufactured this way as well as a wide variety of sensors, Micro Electro Mechanical Systems ("MEMS") and actuators. These technologies have applications across a broad range of industries that utilize electronic and photonic materials (including telecommunications, automotive and consumer electronics).

      ATG has a consulting arrangement with Tensegra Inc. of Cambridge, MA. Tensagra is creating technologies using synthetic biomimetic materials with the mechanical responsiveness of living cells and tissues and applying these technologies to medical, industrial and military applications. Our Advanced Technology Group will utilize Laser Fare's and ExpressTool's proprietary techniques to fabricate structures for Tensegra.

      Triton Systems of Chelmsford, MA contracts with our Advanced Technology Group to laser fabricate aerospace components from metal matrix composite materials. These are strong lightweight materials that are used in aerospace engines.

      In May 2000, our Advance Technology Group was awarded a contract from MIOX Corporation in support of their recent award from DARPA for small portable water purification system that can be carried by a soldier in the field. The system will provide filtered, desalinated, and disinfected water in sufficient quantity to supply a single soldier, from natural water sources, including saltwater. We will apply our knowledge of classical manufacturing and additive direct write techniques to enable the cost effective manufacturing of these devices.

      In June 2000, ATG was awarded a contract from the State University of New York (SUNY) at Stony Brook in support of their recent award from DARPA for thermally sprayed direct write sensors. The Center for Thermal Spray Technology at SUNY-Stony Brook is a National Science Foundation Materials Research Science and Engineering Center. The Center conducts both basic and applied research in thermal spray materials and processes and has a broad base of industrial support. It is recognized as a world leader in thermal spray technology. This high energy direct write approach will create a new family of sensors and sensor enabled MEMS that will be able to function in harsher environments than today devices. Our successful completion of this work will open new markets for these devices ranging from aerospace and automotive to telecommunications.

The plastics group:

      In April 1999, we acquired 100% of the outstanding capital stock of Osley & Whitney, Inc. (O&W), a privately held Massachusetts corporation, from its stockholders for approximately $1.5 million payable is cash and notes. O&W is a fifty-year-old plastic injection moldbuilding company located in Westfield, MA with approximately 54 employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine companies including Polaroid, Pitney-Bowes, Hardigg Industries, and others, from its 21,500-sq. ft. manufacturing facility. Our proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds. This compliments our established expertise in the moldbuilding industry.

      ExpressTool (ET) was integrated into our Westfield facility and separate facilities in Warwick, RI were closed to reduce cost and improve productivity. The ExpressTool process incorporates its conformal cooling and proprietary thermal management for high production injection mold tooling to allow molds used in the plastic fabrication industries to cool and eject parts up to 75% faster than traditional molds. ET accepts 3-D design computer files directly over the Internet from our customers who use such software as AutoCad, Pro-E, Solidworks and Cadkey. ExpressTool is shipping mold inserts to such customers as Cheeseborough Pond, 3M and GE Plastics among others. ET has achieved preferred vendor status with Pitney Bowes, Hardigg Industries and others.

      In April 1999, we formed Express Pattern (EP) located in Buffalo Grove, IL to expand our midwest presence and provide plastic rapid prototyping services to the metal casting industries. Express Pattern ships plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison, Motorola, Hewlett-Packard and others. In addition to quotations and prototype part production from traditional blueprints, EP provides direct interface (including uploads over the internet) from customer CAD software (such as AutoCad, Pro-E and others) to our stereolithography systems and equipment. Express Pattern also provides similar services to our other subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. As of June 30, 2000, we had cash, cash equivalents and marketable debt securities of approximately $ 261,890 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the six months ending June 30, 2000 were attributed to Laser Fare and Osley & Whitney operations, we anticipate improved revenue from other divisions and positive results from additional expense containment measures that have been implemented. We are also pursuing other strategies for raising working capital through debt and/or equity transactions. On May 31, 2000, we completed a $500,000 private placement of Common Stock, at a price of $2.00 per share, of which $250,000 was paid in cash and the remainder is due in four equal installments (August 31, 2000, November 29, 2000, February 26, 2001 and May 26, 2001) with accrued interest at 10%. In conjunction with the financing, we issued warrants to purchase 50,000 and 100,000 shares of Common Stock, respectively, at exercise prices of $1.625 and $2.00 per share, respectively, exercisable commencing on the first anniversary date of the warrant and expiring five years from the date of issuance.

      On June 30, 1998, the Company's president and chief executive officer loaned the Company an aggregate of $1.15 million. The note evidencing the loan is for a term of ten years and bears interest at the rate of 9.0% for the first twelve months and adjusts annually thereafter to a rate equal to the one-year T-Bill rate plus 3%. Our president and chief executive officer also loaned the Company $250,000 in the first quarter of 1998 pursuant to a one year note which bore interest at a rate of 9.0%. This note was repaid during 1999. In consideration for the loans, we granted the lender detachable warrants to purchase 536,000 shares of our common stock exercisable at $5.60 per share. Half of the warrants vested immediately and the remaining 50% vested in four equal tranches; six, nine, twelve, and fifteen months from the anniversary date of the loan. In April 1999, approximately $650,000 of the outstanding balance of the loans was repaid. As of December 31, 1999, all warrants had vested. During the quarter ended September 30, 1999, our president also loaned us an additional $150,000 pursuant to a note that was convertible to common stock at $0.9375 per share and bore interest at the prime interest rate. Subsequently, in December 1999, our president converted the note into 160,000 shares of common stock. In consideration for the loan, we granted detachable warrants to purchase 128,000 shares of our common stock exercisable at $1.0375 per share. In December 1999, our president loaned the company an additional $40,000 pursuant to a ninety day promissory note which bore interest at a rate of 10% per annum. During the quarter ended March 31, 2000, our president loaned us an additional $255,000 pursuant to ninety day promissory notes which bore interest at a rate of 10 1/2 % per annum. During the quarter ended June 30, 2000, our president loaned us an additional $104,000 pursuant to ninety day promissory bearing interest at a rate of 10 1/2% per annum. In May 2000, our president converted all promissory notes outstanding into 266,000 shares of common stock through the exercise of 62,019 incentive stock options, 128,000 warrants and 75,981 treasury shares. In June 2000, our president loaned us an additional $325,000 pursuant to a ninety day promissory note which bears interest at a rate of 11% per annum. On June 6, 2000, he converted $260,000 of that loan to 130,000 shares of Common Stock at $2.00 per share. He received a warrant to purchase an additional 25,000 shares at $1.63 per share.

      As of June 30, 2000 we had a working capital deficit of approximately $1,100,115. In conjunction with our on-going business expansion program, we are pursuing additional equity, alternative sources of funding from conventional banking institutions and the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

      Risk of Nasdaq Delisting. Our Common Stock is listed on the Nasdaq SmallCap Market System and in connection therewith we are required to maintain certain continued listing requirements including $2 million of net tangible asset. At December 31, 1999 and at March 31, 2000, our net tangible assets were $1,732,953 and $1,629,288, respectively. As a result, in April 2000, we received notification from Nasdaq requesting submission by the Company of a plan to achieve and sustain compliance with the Nasdaq SmallCap continued listing requirements (the "Listing Requirements"). In May 2000, we submitted a plan, which demonstrated both current compliance with the Listing Requirements and continued compliance in foreseeable future periods. A response from Nasdaq to our plan is outstanding. Our net tangible assets at June 30, 2000 were $2,017,252. An additional $250,000 will be added to net tangible assets as a stock subscription receivable is paid. Management believes that the Company will continue to meet the Listing Requirements for the continued listing of our Common Stock on the Nasdaq SmallCap Market. However, no assurance can be given that we will continue to meet such requirements, or that Nasdaq will concur with our plan. In the event that we do not meet the continued listing requirements, our Common Stock will be subject to delisting from the Nasdaq SmallCap Market, whereupon it would trade on the Nasdaq Electronic Bulletin Board. Such an event would make it more difficult for shareholders to effect transactions in our Common Stock.

                              Results of Operatons

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Consolidated revenues for the three months ended June 30, 2000 were $3,236,850 on cost of sales of $2,157,126, resulting in a gross profit of $1,079,724 for the quarter. Consolidated revenues for the three months ended June 30, 1999 were $2,685,738 on cost of sales of $2,276,113, resulting in a gross profit of $409,625 for the three months ended June 30, 1999. The increase of $551,112 or 20.5% in consolidated revenues for the quarter ended June 30, 2000 was due to increased revenues within both business segments.

      Research and development expenses were $285,965 for the three months ended June 30, 2000 as compared to $387,050 for the three months ended June 30,1999. The decrease of $101,085, or 26.1%, was primarily attributable to cost containment for research and development efforts in our plastics group as separate ExpressTool facilities were integrated into our O&W operations.

      General and administrative expenses were $709,619 for the three months ended June 30, 2000 as compared to $809,544 for the three months ended June 30, 1999. The decrease of $99,925, or 12.3%, was primarily attributable to cost reductions implemented by management.

      Selling expenses were $135,557 for the quarter ended June 30, 2000, as compared to $275,988 for the three months ended June 30, 1999. The decrease was primarily attributable to productivity improvements such as quoting certain jobs through our Internet websites.

      Depreciation and amortization expenses were $282,907 for the second quarter ended June 30, 2000, as compared to $203,671 for the three months ended June 30,1999. The increase was primarily due to fixed asset additions in both our laser and plastics groups.

      Interest expense during the second quarter ending June 30, 2000 was $200,869 as compared to $119,896 for the three months ended June 30, 1999. The increase of $80,973, or 67.5%, was due to interest paid on the note payable to our president, debt obligations related to the O&W acquisition and the increase in the prime interest rates.

      The loss from continuing operations was $529,193 for the three months ended June 30, 2000, as compared to a loss of $1,365,820 for the three months ended June 30, 1999. We had a consolidated net loss of $529,193 for the three months ended June 30, 2000, as compared to the consolidated net loss of $1,588,684 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

      Consolidated revenue for the six months ended June 30, 2000 were $6,484,665, with $3,324,389 of sales coming from the Laser Group and $3,160,276 of sales coming from the Plastics Group. Cost of sales totaled $4,313,925 and a gross profit of $2,170,740 was realized for the period. For the six months ended June 30, 1999, sales totaled $3,921,740 and consisted primarily of Laser Group sales. Consolidated cost of sales was $3,026,495 for the first six months of 1999 and the Company realized a gross profit of $895,245 for the period. The increase in consolidated revenues for the six months ended June 30, 2000 was due to increased revenues within both business segments.

      Research and development expenses were $525,376 during the six months ended June 30, 2000 as compared to $992,914 during the six months ended June 30, 1999. The decrease of $467,538, or 47.1%, was primarily attributable to cost containment for research and development efforts in our plastics group, as separate ExpressTool facilities were integrated into our O&W operations.

      General and administration expenses for the six months ended June 30, 2000 were $1,336,525 as compared to $1,303,532 for the six months ended June 30, 1999. The increase was primarily due to expenses for additional resources at our Laser Group for engineers, training and for professional fees in the legal and investor relations areas.

      Selling expenses were $316,432 for the six months ended June 30, 2000 as compared to $419,526 for the first six months of 1999. The decrease was primarily attributable to reduced staffing and higher productivity of Internet based quoting.

      Depreciation and amortization expenses totaled $555,004 for the six months ended June 30, 2000 as compared to $350,746 for the six months ended June 30, 1999. The increase was primarily due to fixed asset additions in both our laser and plastics groups along with depreciation related to the O&W acquisition.

      Interest expense was $361,051 and $231,313 during the six-month periods ended June 30, 2000 and 1999 respectively. The increase in interest expense was due to interest paid on the note payable to our president and chief executive officer, Osley & Whitney bank note payable and the increase in prime interest rates.

      The loss from continuing operations was $985,722 for the six months ended June 30, 2000 as compared to a loss of $2,364,730 for the six months ended June 30, 1999. We had a consolidated net loss of $985,722 for the six months ended June 30, 2000 as compared to consolidated net income of $1,582,721 during the six months ended June 30, 1999. The net income for six months ended June 30, 1999 was primarily attributed to the gain realized on the sale of the Company's Spectra Science Series A Convertible Preferred Stock of approximately $4,170,315, net of $825,000 in taxes.

Part II - Other Information

Item 2 (c)

On May 31, 2000, we completed a private placement of 250,000 shares of Common Stock to Neptune Capital, Inc. of La Jolla, CA at a price per share of $2.00, yielding gross proceeds of $500,000. The purchase price was paid $250,000 in cash with the balance due in four equal installments of $62,500 with accrued interest at the rate of 10% per annum on August 31, 2000, November 29, 2000, February 26, 2001 and May 26, 2001. In conjunction with the financing, five-year warrants to purchase 50,000 and 100,000 shares of our Common Stock, respectively, at $1.625 and $2.00, respectively, were issued to Neptune and its designee. The securities were issued in reliance upon the exemptions afforded pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 3, 2000

                                        INFINITE GROUP, INC.


                                        By: /s/ Clifford G. Brockmyre
                                        ----------------------------------------
                                        Clifford G. Brockmyre, President
                                        And Chief Executive Officer


                                        By: /s/ Bruce J. Garreau
                                        ----------------------------------------
                                        Bruce J Garreau
                                        Chief Financial and Accounting
                                        Officer