Form 10QSB
period 2000-09-30
INFINITE GROUP INC
filed 2000-11-07
CIK 884650

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549

                                   FORM 10-QSB
Mark One

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES ACT OF 1934

For the transition period from period from ______ to _______

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                          52-1490422
----------------------------                          --------------------
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

                                 Yes |X|   No |_|

As of November 2, 2000 the Registrant had a total of 3,353,677 shares of Common Stock, $.001 par value, outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 3, 2000, based on the average bid and asked price on such date was $9,432,217.

Transitional Small Business Disclosure Format

                                 Yes |X|   No |_|

                                      INDEX

                              INFINITE GROUP, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets
        September 30, 2000 and December 31, 1999                               1

        Consolidated Statements of Operations - Three Months
        And Nine Months Ended September 30, 2000 and 1999                      2

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999                                      3

        Notes to Unaudited Consolidated Financial Statements                 4-8

Item 2. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations                                           9-15

PART II. OTHER INFORMATION

Items
1-6     none                                                                  15

SIGNATURES                                                                    15

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    Unaudited         Audited
                                                   September 30,    December 31,
ASSETS                                                 2000            1999
                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                        $    109,346    $    328,094
  Restricted funds                                       68,371          79,235
  Accounts receivable, net of allowances              1,704,226       1,496,288
  Inventories                                           600,348         536,554
  Advance - stockholder                                  50,249          50,014
  Other current assets                                  135,217         147,581
  Note receivable                                            --         204,716
                                                   ------------    ------------
          Total current assets                        2,667,757       2,842,482

Property and equipment, net                           7,145,663       7,059,367

Other assets:
Cash surrender value of officer life
  insurance                                              61,546          61,546
Prepaid pension costs                                   769,101         769,101
Intangible assets, net                                  256,983         318,342
Other investment                                        295,000         250,000
Note receivable - stockholders                               --           6,652
                                                   ------------    ------------
          Total other assets                          1,382,630       1,405,641
                                                   ------------    ------------
                                                   $ 11,196,050    $ 11,307,490
                                                   ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                           $    938,822    $    893,957
    Stockholder                                          18,330          40,000
  Accounts payable and accrued expenses               2,209,375       1,852,483
  Current maturities of long term obligations           800,423       1,042,159
  Current maturities of notes payable -
    stockholder                                          48,461          21,572
                                                   ------------    ------------
          Total current liabilities                   4,015,411       3,850,171

Long term obligations                                 4,418,803       5,198,680

Notes payable - stockholders                            782,784         380,483

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 3,521,613, and 2,918,604
   shares issued; 3,177,519 and 2,368,529 shares
   outstanding; 93,650 and -0- shares subscribed          3,615           2,918

  Additional paid-in capital:
    Common stock                                     21,711,079      20,564,179
    Warrants                                            785,199         671,418
  Accumulated deficit                               (19,473,106)    (17,985,172)
                                                   ------------    ------------
                                                      3,026,787       3,253,343
 Less:
  Treasury stock, 344,094 and 550,075
    shares, at cost                                     860,235       1,375,187
   Common stock subscription receivable                 187,500              --
                                                   ------------    ------------
           Total stockholders' equity                 1,979,052       1,878,156
                                                   ------------    ------------
                                                   $ 11,196,050    $ 11,307,490
                                                   ============    ============

                See accompanying notes to unaudited consolidated
                             financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                        Sept. 30,                     Sept. 30,
                                               --------------------------      -------------------------
                                                   2000            1999          2000            1999
                                                   ----            ----          ----            ----
Sales                                          $ 3,002,473      2,892,258      9,487,138      6,813,998
Cost of goods sold                               1,962,747      2,304,671      6,276,672      5,331,166
                                               -----------      ---------      ---------      ---------
Gross profit                                     1,039,726        587,587      3,210,466      1,482,832
Costs and expenses
     Research and development                      265,027        147,866        790,403      1,140,780
     General and administrative expenses           652,800        520,624      1,989,325      1,824,156
     Selling expenses                              172,235        286,525        488,667        706,051
     Depreciation and amortization                 296,260        293,636        851,264        644,382
                                               -----------      ---------      ---------      ---------
          Total costs and expenses               1,386,322      1,248,651      4,119,659      4,315,369

Operating loss                                    (346,596)      (661,064)      (909,193)    (2,832,537)

Other income (expense)
     Gain (loss) on sale of assets                      --             --        (67,274)
     Interest and other income                      46,197            935         51,397         38,991
     Interest expense                             (201,813)      (174,506)      (562,864)      (405,819)
                                               -----------      ---------      ---------      ---------
          Total other income (expense)            (155,616)      (173,571)      (578,741)      (366,828)

Loss from continuing operations                   (502,212)      (834,635)    (1,487,934)    (3,199,365)

Gain on sale of business segment
  (less applicable income taxes of $825,000)            --             --             --      4,170,315

Income (loss) before extraordinary item           (502,212)      (834,635)    (1,487,934)       970,950

Extraordinary item                                      --             --             --       (222,864)
                                               -----------      ---------      ---------      ---------

Net income (loss)                              $  (502,212)      (834,635)    (1,487,934)       748,086
                                               ===========      =========      =========      =========
Income (loss) per share - basic:
     Continuing operations                     $     (0.16)         (0.38)         (0.54)         (1.42)
     Disposed business segment:                         --             --             --
       Gain on sale                                     --             --             --           1.86
     Extraordinary item                                 --             --             --          (0.09)
                                               -----------      ---------      ---------      ---------
     Net income (loss) per common share        $     (0.16)         (0.38)         (0.54)          0.34
                                               ===========      =========      =========      =========

Income from disposed business segment
     per share - diluted                       $        --             --                          1.75

Weighted average number of common
  shares outstanding:
     Basic                                       3,070,296      2,198,529      2,736,351      2,246,524
     Diluted                                     3,070,296      2,331,862      2,736,351      2,379,587

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months    Nine Months
                                                        Ended           Ended
                                                       Sept. 30,      Sept. 30,
                                                         2000           1999
                                                     ------------    ----------
Cash flows from operating activities:
  Net loss from continuing operations                $(1,487,934)    (3,199,365)
  Adjustment to reconcile net loss from
    continuing operations to net cash used in
    continuing operations:
  Depreciation and amortization                          851,264        644,382
  Loss on disposition of assets                           67,274             --
  Amortization of discount on note payable                27,355         33,033
  Expenses satisfied via issuance of equity                   --         39,527
  Expenses satisfied via issuance of debt                 42,500             --
  Asset write down and allowances                          6,652         30,338
  Changes in assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable                              (207,938)      (132,885)
       Other current assets                               12,364         64,574
       Inventories                                       (63,794)       494,115
    Increase (decrease) in liabilities:
       Accounts payable and
         accrued expenses                                423,972       (673,242)
                                                     -----------    -----------
  Net cash used in continuing operations             $  (328,285)    (2,699,523)

Cash flows from investing activities:
  Advance under note receivable                               --       (100,000)
  Repayment of note receivable                           204,716             --
  Net collections on advance to
    stockholder                                             (235)           192
  Purchase of property and equipment                    (447,457)    (1,617,409)
  Proceeds from the sale of property
    and equipment                                        122,900             --
  Purchase of investments                                (45,000)      (298,701)
  Increase in intangible assets                               --        (18,705)
  Proceeds from the sale of investment in
    Spectra Science Corp.                                     --      3,620,128
                                                     -----------    -----------
  Net cash (used in) provided by                        (165,076)     1,585,505
    investing activities

Cash flows from financing activities:
   Net borrowings (repayments) of
     short-term debt                                     729,865        (70,643)
   Borrowings of long-term obligations                        --      1,373,165
   Repayments of long-term obligations                  (775,114)      (882,562)
   Net (repayments to) borrowings from
     stockholder                                          (8,964)        77,696
   Decrease in restricted funds, net                      10,864         14,330
   Proceeds from the issuance of common
     stock                                               317,962             --
                                                     -----------    -----------
  Net cash provided by financing
    activities                                           274,613        511,986
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (218,748)      (602,032)

Cash and cash equivalents - beginning of
  period                                                 328,094      1,036,910
                                                     -----------    -----------
Cash and cash equivalents - end of period            $   109,346    $   434,878
                                                     ===========    ===========

      See accompanying notes to unaudited consolidated financial statements

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which includes audited financial statements and footnotes thereto as of and for the years ended December 31, 1999 and 1998.

NOTE 2. - NOTES PAYABLE - STOCKHOLDERS

      During the quarters ended March 31, 2000 and June 30, 2000, the Company incurred $255,000 and $104,000 of additional debt, payable to its President and principal stockholder. The obligations accrued interest at the rate of 10-1/2%. The principal balance of $399,000, including a loan of $40,000 incurred in December 1999, matured during the quarter ended June 30, 2000. Of these notes payable, $248,285 was applied to the exercise of warrants and options exercised by the Company's President during the quarter ended June 30, 2000 and the balance, including accrued interest, was satisfied by the issuance of common shares (see Note 6).

      During the quarter ended June 30, 2000, the Company's President loaned $325,000 to the Company evidenced by a note bearing interest at the rate of 11% that matured in September 2000. A portion of this loan, in the amount of $260,000, was satisfied during the quarter ended June 30, 2000, by issuance of common shares (see Note 6). The remaining balance amounting to $65,000, as well as accrued interest of $11,000, was applied to the exercise of warrants and options exercised by the Company's President during the quarter ended September 30, 2000 (see Note 6).

      During the quarter ended September 30, 2000, the Company issued short-term notes payable to three employee/stockholders, amounting to $42,500. As of September 30, 2000, $24,170 of this amount was applied to the exercise of options exercised by the employees during the quarter ended September 30, 2000.

NOTE 3. - CONVERTIBLE NOTES PAYABLE

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

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - CAPITAL LEASE OBLIGATION - STOCKHOLDER

      During the period ended September 30, 2000, the Company entered into a capital lease agreement with its President and principal stockholder for the lease of equipment. The lease provides for monthly payments of approximately $5,650 through April, 2010, including interest at the prime rate plus 1% (10.5% at September 30, 2000). The asset and capital lease obligation recorded as a result of the transaction amounted to approximately $419,000. As of September 30, 2000 the Company was in arrears on the required payments. The outstanding balance as of September 30, 2000 amounted to $436,862, including accrued interest, which is included in notes payable stockholder in the accompanying balance sheet.

NOTE 5. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic and diluted earnings per share. The difference between the weighted average number of common shares outstanding for the basic and diluted calculation represents the effect of convertible debentures. As discussed in Note 5, these debentures were converted into common shares during the quarter ended September 30, 2000. The conversion of outstanding options and warrants were not considered in the calculation of diluted income from disposed segment per share since the average market price is less than the exercise price for all exercisable securities during the periods ended September 30, 1999. The impact of convertible debentures and the exercise of stock options is excluded from the computation of loss per share from continuing operations because their assumed conversion would be antidilutive.

NOTE 6. - STOCKHOLDERS' EQUITY

      During the quarters ended September 30, 2000 and June 30, 2000, the Company's President exercised 15,565 and 62,019 incentive stock options, respectively, as well as 25,000 and 128,000 common stock purchase warrants. These securities had strike prices ranging from $1.031 to $2.50. The aggregate exercise price of $76,000 and $248,285 for the quarters ended September 30, 2000 and June 30, 2000 was paid by reducing Notes Payable- Stockholder which became due during the quarters (see Note 2).

      During the quarter ended June 30, 2000, the Company's President agreed to accept 75,981 common shares (valued at $2.00 per share) in satisfaction of the balance of the Notes Payable - Stockholder, which became due during that quarter (see Note 2).

      During the quarter ended June 30, 2000, the Company's President agreed to accept 130,000 common shares (valued at $2.00 per share) in satisfaction of a portion of the Note Payable - Stockholder due September (see Note 2). As additional consideration, the Company granted the President a five-year warrant to purchase

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

25,000 common shares at $1.63. During the quarter ended September 30, 2000 these warrants were exercised and are included in the aggregate exercise price previously discussed.

      During the quarter ended September 30, 2000, various employees of the Company exercised options resulting in the issuance of 44,200 shares of common stock. These options had exercise prices ranging from $1.00 to $2.50 resulting in an aggregate exercise price of $58,832, of which, $53,370 was paid by reducing liabilities outstanding to the employees.

      During the quarter ended September 30, 2000 a convertible debenture in the amount $100,000, as well as accrued interest of $35,000 was converted into 74,176 shares of common stock. The note was convertible into common shares at the rate of 80% of the average closing price on the ten days prior to conversion.

      During the quarter ended June 30, 2000, the Company sold, in a private placement transaction, 250,000 shares of its common stock at a price of $2.00 per share, resulting in proceeds of $500,000. As of September 30, 2000, $312,500 of this amount has been received. The unpaid portion has been recorded as a stock subscription receivable, plus interest at 10% per annum, which will be paid in three equal payments, on November 29, 2000, February 26, 2000 and May 26, 2000. The receivable is shown as a reduction of stockholders' equity in the accompanying balance sheet. In connection with this transaction, the Company granted 50,000 warrants to purchase common stock at a price of $1.63 per share. A portion of the proceeds, amounting to $63,000, was allocated to these warrants and recorded as additional paid-in capital warrants. This amount was based on the fair value of the warrants at the date of grant, determined utilizing the Black-Schoeles pricing models. The Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four year period commencing May 31, 2001, for services rendered in connection with the financing. This warrant had a value of $124,000 at the date of grant, which is recorded as a stock offering cost and additional paid-in capital warrants.

NOTE 7. - SUBSEQUENT EVENTS

      During October 2000, various employees of the Company exercised incentive stock options resulting in the issuance of 45,290 shares of the Company's common stock. These options had exercise prices ranging from $1.00 to $2.50 per share resulting in aggregate exercise proceeds of $75,553 of which $72,935 was paid by reducing Company liabilities outstanding to the employees.

      Additionally, in October 2000, the Company's President agreed to accept 88,668 common shares (valued at $2.73 per share) in satisfaction of a note payable issued to him in October 2000, amounting to $242,064. As additional consideration, the Company granted its President a three-year warrant to purchase 8,900 shares of common stock at $3.42 per share.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

      Further, in October 2000, the Company sold 42,200 shares of common stock in a private placement transaction at a price of $2.84 per share, resulting in proceeds of $120,000. As additional consideration, three-year warrants to purchase 4,300 shares of common stock at $3.95 per share were granted.

NOTE 8. - BUSINESS SEGMENTS

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

      A summary of selected consolidated information for the Company's industry segments during the three and nine month periods ended September 30, 2000 and 1999 is set forth as follows:

                                                            Photonic
                                                            Material
                                                 Laser       Spectra     Plastics     Unallocated
                                                 Group       Science       Group       Corporate     Eliminations   Consolidated
                                                 -----       -------       -----       ---------     ------------   ------------
 Three Months Ended September 30, 2000

Sales from external customers                 $ 1,407,810   $       --  $ 1,594,663   $         --   $         --   $  3,002,473
                                              ===========   ==========  ===========   ============   ============   ============
Operating loss                                $   (93,519)  $       --  $  (105,017)  $   (148,060)  $         --   $   (346,596)
                                              ===========   ==========  ===========   ============   ============   ============
Identifiable assets                           $ 8,272,435   $       --  $ 3,842,658   $ 12,714,433   $(13,633,476)  $ 11,196,050
                                              ===========   ==========  ===========   ============   ============   ============

 Three Months Ended September 30, 1999

Sales from external customers                 $ 1,465,331   $       --  $ 1,426,927   $         --   $         --   $  2,892,258
                                              ===========   ==========  ===========   ============   ============   ============
Operating loss                                $   (57,053)  $       --  $  (327,471)  $   (276,540)  $         --   $   (661,064)
                                              ===========   ==========  ===========   ============   ============   ============
Identifiable assets, as of December 31, 1999  $ 8,871,591   $       --  $ 5,072,008   $ 10,922,806   $(13,558,915)  $ 11,307,490
                                              ===========   ==========  ===========   ============   ============   ============

 Nine Months Ended September 30, 2000

Sales from external customers                 $ 4,732,199   $       --  $ 4,754,939   $         --   $         --   $  9,487,138
                                              ===========   ==========  ===========   ============   ============   ============
Operating loss                                $  (284,949)  $       --  $   (57,457)  $   (566,787)  $         --   $   (909,193)
                                              ===========   ==========  ===========   ============   ============   ============
Identifiable assets                           $ 8,272,435   $       --  $ 3,842,658   $ 12,714,433   $(13,633,476)  $ 11,196,050
                                              ===========   ==========  ===========   ============   ============   ============

 Nine Months Ended September 30, 1999

Sales from external customers                 $ 3,788,160   $       --  $ 3,025,838   $         --   $         --   $  6,813,998
                                              ===========   ==========  ===========   ============   ============   ============
Operating loss                                $  (962,676)  $       --  $(1,030,623)  $   (839,238)  $         --   $ (2,832,537)
                                              ===========   ==========  ===========   ============   ============   ============
Net income from disposed business segment     $        --   $4,170,315  $        --   $         --   $         --   $  4,170,315
                                              ===========   ==========  ===========   ============   ============   ============
Extraordinary item                            $        --   $       --  $        --   $   (222,864)  $         --   $   (222,864)
                                              ===========   ==========  ===========   ============   ============   ============
Identifiable assets, as of December 31, 1999  $ 8,871,591   $       --  $ 5,072,008   $ 10,922,806   $(13,558,915)  $ 11,307,490
                                              ===========   ==========  ===========   ============   ============   ============

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

      We were organized as a Delaware corporation on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our executive offices are located at 2364 Post Road, Warwick, RI 02886. We own various trademark rights for our name and the Infinite Group logo. "Infinite Group," "Laser Fare," "Osley & Whitney," "ExpressTool," and "Zyrkon" are trademarks of Infinite Group, Inc. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.mlpc.com, www.expresspattern.com and www.expresstool.com. However, the information found on the web sites is not part of this report.

THE LASER AND PHOTONICS GROUP

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; however it also develops new applications for industrial lasers. Laser Fare has 23 high powered computer controlled lasers that are capable of performing a wide variety of manufacturing with multi-axis manipulation. Laser Fare also manufactures stents and complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Honeywell, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services, that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

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

      Our Advanced Technology Group (ATG) conducts research and development programs for industrial and government sponsors. ATG has recently been awarded several contracts and subcontracts sponsored by the Defense Advanced Research Project Agency (DARPA). DARPA is the central research and development organization for the Department of Defense. It manages and directs selected basic and applied research and development projects for the Department of Defense, and pursues research and technology where risk and payoff are both very high and where success may provide dramatic advances for traditional military roles and missions and dual-use commercial applications. As it effects ATG, these programs have been focused on laser driven direct write technologies. Laser direct technologies enable cost-effective manufacturing of engineered components without the use of expensive tooling by directly depositing materials on substrates with laser energy. Active and passive devices for electronic and photonic applications can be manufactured this way as well as a wide variety of sensors, Micro Electro Mechanical Systems ("MEMS") and actuators. These technologies have applications across a broad range of industries that utilize electronic and photonic materials (including telecommunications, automotive and consumer electronics).

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

      In May 2000, our Advanced Technology Group was awarded a contract from MIOX Corporation in support of their award from DARPA for small portable water purification system that can be carried by a soldier in the field. The system will provide filtered, desalinated, and disinfected water in sufficient quantity to supply a single soldier, from natural water sources, including saltwater. We will apply our knowledge of classical manufacturing and additive direct write techniques to enable the cost effective manufacturing of these devices.

      In June 2000, ATG was awarded a contract from the State University of New York (SUNY) at Stony Brook in support of their award from DARPA for thermally sprayed direct write sensors. The Center for Thermal Spray Technology at SUNY-Stony Brook is a National Science Foundation Materials Research Science and Engineering Center. The Center conducts both basic and applied research in thermal spray materials and processes and has a broad base of industrial support. It is recognized as a world leader in thermal spray technology. This high energy direct write approach will create a new family of sensors and sensor enabled MEMS that will be able to function in harsher environments than today's devices. Our successful completion of this work will open new markets for these devices ranging from aerospace and automotive to telecommunications.

THE PLASTICS GROUP

      In April 1999, we acquired 100% of the outstanding capital stock of Osley & Whitney, Inc. (O&W), a privately held Massachusetts corporation, from its stockholders for approximately $1.5 million payable in cash and notes. O&W is a fifty-year-old plastic injection moldbuilding company located in Westfield, MA with approximately 54 employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine companies including Polaroid, Pitney-Bowes, Hardigg Industries, and others, from its 21,500-sq. ft. manufacturing facility. Our proprietary mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds. This compliments our established expertise in the moldbuilding industry. O&W has achieved preferred vendor status with Pitney Bowes, Hardigg Industries and others.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. As of September 30, 2000, we had cash, cash equivalents and marketable debt securities of approximately $ 109,346 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized in the nine months ending September 30, 2000 were attributed to Laser Fare and Osley & Whitney operations, we anticipate improved revenue from other divisions and positive results from additional expense containment measures that have been implemented. We are also pursuing other strategies for raising working capital through debt and/or equity transactions.

      In October 2000, the Company's raised $437,617 in equity from the exercise of employee incentive stock options ($75,553), conversion of debt to equity by the Company's president ($242,064) and a private placement ($120,000).

      On May 31, 2000, we completed a $500,000 private placement of Common Stock, at a price of $2.00 per share, of which $250,000 was paid in cash and the remainder is due in four equal installments (August 31, 2000, November 29, 2000, February 26, 2001and May 26, 2001) with accrued interest at 10% per annum. In conjunction with the financing, we issued warrants to purchase 50,000 and 100,000 shares of Common Stock, at exercise prices of $1.625 and $2.00 per share, respectively, exercisable commencing on the first anniversary date of the warrant and expiring five years from the date of issuance.

      During the period from January 1, 1998 through September 30, 2000, the Company's president and chief executive officer loaned the Company an aggregate of $2,274,000, which bore interest at various interest rates. In consideration for these loans, the president was issued warrants to purchase 689,000 shares of common stock. As of September 30, 2000, the Company has repaid approximately $1,045,000 of the loans and approximately $809,000 has been converted into 556,000 shares of common stock, through the exercise of options and warrants, as well as the issuance of shares from treasury.

      As of September 30, 2000 we had a working capital deficit of approximately $1,347,654. In conjunction with our on-going business expansion program, we are pursuing additional equity, alternative sources of funding from conventional banking institutions and the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

      Risk of Nasdaq Delisting. Our Common Stock is listed on the Nasdaq SmallCap Market System and in connection therewith we are required to maintain certain continued listing requirements including $2 million of net tangible asset. At December 31, 1999 and at March 31, 2000, our net tangible assets were $1,732,953 and $1,629,288, respectively. As a result, in April 2000, we received notification from Nasdaq requesting submission by the Company of a plan to achieve and sustain compliance with the Nasdaq SmallCap continued listing requirements (the "Listing Requirements"). In May 2000, we submitted a plan, which demonstrated both current compliance with the Listing Requirements and continued compliance in foreseeable future periods. A response from Nasdaq to our plan is outstanding. Our net tangible assets at June 30, 2000 and at September 30, 2000 were $2,017,252 and $1,854,916, respectively. An additional $187,500 will be added to net tangible assets as a stock subscription receivable is paid through three equal payments of $62,500 each (plus interest) on November 29, 2000, February 26, 2001 and May 26, 2001. Further in October 2000, the Company raised $437,617 in equity from the exercise of employee incentive stock options ($75,553), conversion of debt to equity by the Company's president ($242,064) and through a private placement ($120,000). Had these transactions been completed by September 30, 2000, our net tangible assets at such date would have been $2,642,369. Based upon our compliance plan, we believe that the Company will continue to meet the Listing Requirements for the continued listing of our Common Stock on the Nasdaq SmallCap Market. However, no assurance can be given that we will continue to meet such requirements, or that Nasdaq will concur with our plan. In the event that we do not meet the continued listing requirements, our Common Stock will be subject to delisting from the Nasdaq SmallCap Market, whereupon it would trade on the Nasdaq Electronic Bulletin Board. Such an event would make it more difficult for shareholders to effect transactions in our Common Stock.

                              Results of Operatons

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Consolidated revenues for the three months ended September 30, 2000 were $3,002,473 on cost of sales of $1,962,747, resulting in a gross profit of $1,039,726 for the quarter. Consolidated revenues for the three months ended September 30, 1999 were $2,892,258 on cost of sales of $2,304,671, resulting in a gross profit of $587,587 for the three months ended September 30, 1999. The increase of $110,215 or 3.8% in consolidated revenues for the quarter ended September 30, 2000 was due to increased revenues within both business segments.

      Research and development expenses were $265,027 for the three months ended September 30, 2000 as compared to $147,866 for the three months ended September 30,1999. The increase of $117,161, or 79.2%, was primarily attributed to the Advanced Technology Groups research and development programs with its industrial and government customers.

      General and administrative expenses were $652,800 for the three months ended September 30, 2000 as compared to $520,624 for the three months ended September 30, 1999. The increase of $132,176, or 25.4%, was primarily attributable to professional fees in the legal and investor relations areas.

      Selling expenses were $172,235 for the quarter ended September 30, 2000, as compared to $286,525 for the three months ended September 30, 1999. The decrease was primarily attributable to productivity improvements such as quoting certain jobs through our Internet websites.

      Depreciation and amortization expenses were $296,260 for the three months ended September 30, 2000, as compared to $293,636 for the three months ended September 30,1999.

      Interest expense during the third quarter ending September 30, 2000 was $201,813 as compared to $174,506 for the three months ended September 30, 1999. The increase of $27,307, or 15.6%, was due to interest paid on the note payable to our president, debt obligations related to the O&W acquisition and the increase in the prime interest rates.

      We had a consolidated net loss of $502,212 for the three months ended September 30, 2000, as compared to the consolidated net loss of $834,635 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

      Consolidated revenue for the nine months ended September 30, 2000 were $9,487,138, with $4,732,199 of sales coming from the Laser Group and $4,754,939 of sales coming from the Plastics Group. Cost of sales totaled $6,276,672 and a gross profit of $3,210,466 was realized for the period. For the nine months ended September 30, 1999, sales totaled $6,813,998 and consisted primarily of Laser Group sales of $3,788,160 and Plastics Group sales of $3,025,838. Consolidated cost of sales was $5,331,166 for the first nine months ended September 30, 1999 and the Company realized a gross profit of $1,482,832 for the period. The increase in consolidated revenues for the nine months ended September 30, 2000 was due to increased revenues within both business segments.

      Research and development expenses were $790,403 during the nine months ended September 30, 2000 as compared to $1,140,780 during the nine months ended September 30, 1999. The decrease of $350,377, or 30.7%, was primarily attributable to cost containment for research and development efforts in our plastics group, as separate ExpressTool facilities were integrated into our O&W operations.

      General and administration expenses for the nine months ended September 30, 2000 were $1,989,325 as compared to $1,824,156 for the nine months ended September30, 1999. The increase was primarily due to expenses for additional resources at our Laser Group for engineers, training and for professional fees in the legal and investor relations areas.

      Selling expenses were $488,667 for the nine months ended September 30, 2000 as compared to $706,051 for the nine months ended September 30, 1999. The decrease was primarily attributable to reduced staffing and higher productivity of Internet based quoting.

      Depreciation and amortization expenses totaled $851,262 for the nine months ended September 30, 2000 as compared to $644,382 for the nine months ended September 30, 1999. The increase was primarily due to fixed asset additions in both our laser and plastics groups along with depreciation related to the O&W acquisition.

      Interest expense was $562,864 and $405,819 during the nine month periods ended September 30, 2000 and 1999 respectively. The increase in interest expense was due to interest paid on the note payable to our president and chief executive officer, Osley & Whitney bank acquisition debt and the increase in prime interest rates.

      The loss from continuing operations was $1,487,934 for the nine months ended September 30, 2000 as compared to a loss of $3,199,365 for the nine months ended September 30, 1999. We had a consolidated net loss of $1,452,445 for the nine months ended September 30, 2000 as compared to consolidated net income of $748,086 during the nine months ended September 30, 1999. The net income for nine months ended September 30, 1999 was primarily attributed to the gain realized on the sale of the Company's Spectra Science Series A Convertible Preferred Stock of approximately $4,170,315, net of $825,000 in income taxes.

Part II - Other Information

none

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 3, 2000

                                        INFINITE GROUP, INC.

                                        By: /s/ Clifford G. Brockmyre
                                           -------------------------------------
                                        Clifford G. Brockmyre, President
                                        And Chief Executive Officer

                                        By: /s/ Bruce J. Garreau
                                           -------------------------------------
                                        Bruce J Garreau
                                        Chief Financial and Accounting
                                        Officer