Form 10KSB
period 2000-12-31
INFINITE GROUP INC
filed 2001-04-17
CIK 884650

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
 (Mark One)

  |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     52-1490422
------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 2364 Post Road, Warwick, RI                             02886
------------------------------              ---------------------------------
    (Address of principal                              (Zip Code)
     executive offices)

Issuer's telephone number                                  (401) 738-5777

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on which
     Title of each class                               registered
------------------------------              ---------------------------------
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

      The registrant's revenues for the year ended December 31, 2000 were $13,165,739.

      As of April 12, 2001, there were 3,919,279 outstanding shares of common stock, par value $0.001 per share.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 12, 2001, based on the average bid and asked price on such date was $4,802,860.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

   Transitional Small Business Disclosure Format:  Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I
   Item 1.   Business........................................................................................       2
   Item 2.   Properties......................................................................................      19
   Item 3.   Legal Proceedings...............................................................................      19
   Item 4.   Submission of Matters to a Vote of Security Holders.............................................      19
PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters........................................      20
   Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........      21
   Item 7.   Financial Results...............................................................................      24
   Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures...........      25
PART III
   Item 9.   Directors and Executive Officers................................................................      26
   Item 10.  Executive Compensation..........................................................................      29
   Item 11.  Security Ownership of Certain Beneficial Owners and Management. ................................      34
   Item 12.  Certain Relationships and Related Transactions..................................................      36
   Item 13.  Exhibits, and Reports on Form 8-K...............................................................      36
PART IV
   Item 14.  Financial Statements............................................................................     F-1

                      FORWARD LOOKING STATEMENT INFORMATION

Various statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth elsewhere in this Report under the headings "Business," "Certain Factors That May Affect Future Growth," and Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

                                    BUSINESS

      Our business has two segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. Our Laser and Photonics Group provides comprehensive laser-based materials and processing services. Our Plastics Group provides rapid prototyping services and proprietary mold building services.

The Laser and Photonics Group

      We are a provider of applied photonics. Specifically, we provide high value, laser-based manufacturing services to industrial customers. We use laser driven technologies that enable cost effective component fabrication for customers in the aerospace, defense, medical, telecommunications and sensing industries. Through industry and government funded research, we have developed proprietary manufacturing techniques that, we believe, have established us as a valued supplier of engineered components. These skill sets range from classical laser materials processing to state of the art injection molding tooling technology.

      Photonics is the science of generating and harnessing light to do useful work. Lasers and fiber optics are the best-known expressions of photonics technology. According to Lucent Technologies' Vision Statement: "Optical technology will be as important to the 21st Century as electricity was to the 20th Century."

      Photonic technologies use light to:

      o     deposit materials;
      o     detect, transmit, store and process information;
      o     generate energy; and
      o     capture and display images.

      The basic unit of light is the photon, while in electronics it is the electron. Because photons are massless and travel faster than electrons, photonic devices can be smaller and significantly faster than electronic devices. For example, replacing electronics (copper wire) with photonics (fiber optic cable) boosts the capacity of telecommunications transmission lines by a factor of 10,000.

      Photonic components are the "enabling technology" in many familiar consumer products including CD-ROM players, digital cameras, displays on laptop computers and calculators, fiber optic cable for telephones, cable television, and networked computer systems. In industry, photonics "eyes" enable robots to "see." Photonics is also found in semiconductor manufacturing as well as analytical and process-monitoring applications. In medicine, photonics is at the core of diagnostic instrumentation, laser microsurgery, and filmless real-time imaging.

Our Evolution in Applied Photonics

      Since their invention in the early 1960's, lasers have played an increasingly important role in manufacturing through processes including welding, cutting, drilling, and engraving. Laser Fare, one of our subsidiaries, was formed in 1978 to provide these services and has established itself as a leading provider in that area. One of our founders was the past president of the Laser Institute of America, a not-for-profit trade group representing the photonics industry.

      In the last several years, improvements in laser performance and new adaptations of their use have enabled the development of a number of new manufacturing processes. These processes not only provide significant improvements over older generation laser processes, but also permit the manufacture of products that previously could not be produced on a cost-effective basis. Through our Laser Fare Advanced Technology Group ("ATG"), the research and development unit within Laser Fare, we have played a key role in developing several laser processes and, as a result, have developed a portfolio of intellectual property rights. We are focusing our future business development efforts and our future growth in these new areas.

Our Strategic Alliance Partners and Consortia

      As a result of our expertise in the field of applied photonics, we have established strategic alliances with a number of private sector companies, academic institutions and public/private consortia. For example, our expertise in the area of direct write and grating coupled surface emitting lasers ("GCSEL") has made possible our alliances with Cutting Edge Optronics, Inc., Triton Systems Inc. and the University of Connecticut. We are also a member of the LENS(R) CRADA (Laser Engineered Net Shaping -- Cooperative Research and Development Agreement) at Sandia National Laboratories. Other members of LENS(R) CRADA include Ford Motor, Motorola, Lockheed Martin, and others. In addition, we serve on all four DARPA MICE (Defense Advanced Research Projects Agency -Mesoscopic Integrated Conformal Electronics) teams along with Optomec, CMS Technetronics, Potomac Photonics and the State University of New York at Stonybrook. Third parties fund substantially all of our research and development. We believe this strategy provides us with a built-in customer base and market. Generally, we retain the rights to intellectual property developed in our fields of use.

Our Services

      We use lasers to either subtract metals from a block of metal (known as, precision laser materials processing) or to add or deposit metals (known as laser material deposition processing). The subtractive process uses lasers to cut away, drill or weld metals to form a part. The additive process uses lasers to add or build metals on to a surface. Both processes can be used for a wide variety of commercial applications, including:

      o     Large parts ("macroscale"), such as jet engine components;

      o Handheld parts ("mesoscale"), such as GPS (global positioning system) antennas and sensors; and

      o Barely visible or not visible to the human eye size parts ("microscale"), such as medical stents used in angioplasty, gratings for tunable lasers in telecommunications, and circuitry for next generation electronics, sensors and medical devices.

      Our photonics services can be grouped into three major categories:

      1. Precision Laser Materials Processing. Improved performance of lasers has allowed classic laser materials processing, such as cutting and welding, to be done at the micro-level. For example, through our Laser Fare and Mound Laser and Photonics Center, another of our subsidiaries, we believe we have superior technological capabilities in this area. Current applications include:

            Micro Machining -- Both Laser Fare and Mound provide laser machining on a micro scale. For example, we currently manufacture medical devices, such as stents. Stents are sections of small stainless steel tubing, most of which have been machined away to leave a mesh which can be expanded once the surgeon has inserted it into an artery. The stent is used to hold open an artery once an angiogram has been performed.

            Macro Machining -- Laser Fare is a provider of laser material processing services to the aerospace, gas turbine, automotive, and medical industries.

      2. Laser Material Deposition Processing. LENS(R) CRADA has developed a number of methods, many with our involvement, to deposit controlled amounts of a metal material on a selected surface. Our Laser Fare, Mound Laser and Photonics Center and Express Pattern subsidiaries have developed and continue to develop high value manufacturing services in this area. Examples of laser material deposition processes, or additive processes, include:

            LENS Process -- The LENS(R) CRADA process was developed at Sandia
                  National Laboratories by a consortium of companies of which we are a part. As a result, we have an irrevocable, fully paid nonexclusive, world-wide license for the technology developed under this program. Laser Fare has entered into contracts for macro applications relating to this process. These applications include depositing metals for the overhaul and repair of military and high value commercial parts, such as aerospace parts. We have also begun building mesoscale parts for such diverse applications as titanium golf club heads and titanium spinal medical devices. Micro applications include small fractal antenna fabricated using silver alloys for handheld GPS (global positioning systems), and other wireless applications.

                  Furthermore, the design, manufacture and marketing of wireless devices is standardized under industry conventions, known as the Bluetooth conventions, in a manner similar to those set for traditional telecommunications applications under the Bellcore standards. We expect to be able to deploy laser direct write technologies to address wireless components.

            Pulsed Laser Deposition -- This is a proprietary process developed by Mound Laser and Photonics Center to bond one metal to a different metal using lasers. For example, we can bond very thin layers of titanium to other metals for high temperature superconductors (HTS) used in satellite electronics and other applications.

            Rapid Prototyping -- Express Pattern and ATG use a variety of additive techniques to provide rapid prototyping services to industrial customers. These services enable customers to reduce risk in product development by providing fast, low cost prototypes that allow designs to be tested before large investments in tooling are made.

      3. Laser-related Contract Research and Development. We continue research and development in both additive and subtractive laser material processes, as well as GCSEL and diode lasers. We are both a prime contractor and subcontractor to several projects sponsored by DARPA. We are subcontractors on all four of DARPA's MICE programs. Other projects include acoustic bandgap research for the U.S. Naval Underwater Warfare Center ("NUWC") and Electric Boat, as well as photonic bandgap and high temperature superconductor ("HTS") research for the U.S. Air Force Research Laboratory ("AFRL"). We also have an agreement with the National Center for Manufacturing Sciences to provide higher quality metal part repairs at a lower cost than traditional methods under NCMS's Commercial Technologies for Maintenance Activities Program. This program enables the cost-effective repair of parts that previously would have been discarded at significant cost to military and commercial users.

            NCMS is a not-for-profit cooperative research consortium and is funded by the Department of Defense as well as over 175 corporations in the United States and Canada.

            We are also working with researchers at the Photonics Research Center at the University of Connecticut and at the Ioffe Institute in St. Petersburg, Russia on grating coupled surface emitting lasers. The AFRL funds this work.

      We intend to continue to use a combination of direct sales to customers, contract research and development for new and existing customer applications and early stage prototype assistance to foster our growth and satisfy specific customer requirements. For example, production of an asthma-testing device for Dey Laboratories, now a significant medical customer, began as a small laser-cutting job. We will continue to provide these customers with traditional and advanced manufacturing services to fabricate their components in the most cost-effective manner.

The Plastics Group

      Our Plastics Group provides rapid prototyping services through our Express Pattern subsidiary, and builds both conventional precision molds and our proprietary Express Tool molds at our Osley & Whitney subsidiary. We believe the Express Tool process provides superior thermal management properties over conventional tooling. Better thermal management allows parts to be ejected from the molds more quickly than by conventional means, which reduces part distortion and the cost per part. The process resulted from a research contract in advanced manufacturing methods at our Laser Fare ATG research facility conducted for Hasbro. Hasbro retains the rights to the process for the toy and game industry. We have the intellectual property rights in other fields of use. Once in production, the process was moved to Osley & Whitney in order to service our customers. Osley & Whitney is a 50 year-old precision mold builder. In addition to their customers, they also provide manufacturing support to some Laser and Photonic Group customers.

         ---------------------------------------------------------------

      We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal executive offices are located at 2364 Post Road, Warwick, RI 02886 and our facsimile number is (401) 738-6180. Our subsidiaries are located in Rhode Island, Massachusetts, New Mexico, Ohio and Illinois. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.infinitephotonics.com, www.expresstool.com and www.expresspattern.com. Information contained on any of our websites do not constitute a part of this Report on Form 10-KSB.

                               RECENT DEVELOPMENT

The Equity Line of Credit Agreement

      On November 20, 2000 we entered into an equity line of credit agreement with Cockfield Holdings Limited. The purpose of the equity line of credit is to provide us with a source of funding for our current activities and for the development of our current and planned products. The equity line of credit agreement establishes what is sometimes referred to as an equity drawdown facility. Under the equity line of credit agreement we have the right to sell to Cockfield up to 3,000,000 shares of our common stock.

      Under the equity line of credit agreement, Cockfield has agreed to purchase up to 3,000,000 shares of our common stock during the 36-month period following the effective date of the registration statement. During this 36-month period, we may request a drawdown under the equity line of credit by selling shares of our common stock to Cockfield, and Cockfield will be obligated to purchase the shares we put to them. The minimum amount we can draw down at any one time is $200,000. The maximum amount we can draw down at any one time will be determined at the time of the drawdown request under a formula contained in the equity line of credit agreement, but cannot be more than $5,000,000. We may request a drawdown once every 20 trading days, although we are under no obligation to request any drawdowns.

      In order to exercise our drawdown rights under the equity line of credit agreement, we must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the shares of our common stock that may be sold to Cockfield. We must also give at least 20 business days advance notice to Cockfield of the date on which we intend to exercise a particular put right and we must indicate the maximum number of shares of our common stock that we intend to sell to Cockfield. At our option, we may also designate a maximum dollar amount of our common stock that we will sell under the put and/or a minimum purchase price per share at which Cockfield may purchase shares under the put. The maximum amount may not to exceed the lesser of a) $5,000,000 or b) fifteen percent (15%) of the weighted average price of our common stock during the 20 trading days immediately prior to the put date, multiplied by the total trading volume of our common stock during the 20 trading days immediately prior to that date.

      During the 20 trading days following a drawdown request, we will calculate the number of shares we will sell to Cockfield and the price per share. The purchase price per share of common stock will be at a discount to the daily volume weighted average price of our common stock during the 20 trading days immediately following the drawdown date. On each of the 20 trading days during the calculation period, the number of shares to be purchased by Cockfield will be determined by dividing 1/20th of the drawdown amount by the purchase price on each trading day. If we designate a minimum purchase price in our drawdown request and the daily volume weighted average price for our common stock on any trading day during the 20 trading day calculation period is below the minimum threshold price, and Cockfield elects not to purchase shares at the minimum threshold price, then the drawdown amount will be reduced by 1/20th.

      For each share of our common stock, Cockfield will pay us 87.5% of the volume weighted market price for a share of our common stock during the 20-day trading period following the exercise of a put. The percentage will increase to 90% if we move our principal market to the Nasdaq National Market or to 91% if we move our principal market to the New York Stock Exchange. It will decrease to 84% if our common stock is delisted from the Nasdaq SmallCap Market. Market price is defined as the volume weighted average price for our common stock (as reported by Bloomberg Financial LP using its VAP function) on its principal market during the pricing period. The pricing period is defined as the 20 day trading period immediately prior to the day we exercise our put right.

      Cockfield will pay for the shares on the 22nd trading day following the drawdown request. We will receive the purchase price less a brokerage fee payable to Jesup & Lamont ranging between 4.25% and 4.75% of the aggregate purchase price, depending on the dollar volume of the transaction. Jesup & Lamont is the placement agent that introduced Cockfield to us and is a registered broker-dealer.

      At the closing of each drawdown, we will also grant Cockfield warrants to purchase a number of shares of our common stock equal to 33% of the number of shares purchased by Cockfield at the closing of the drawdown. These unit warrants will expire one day after they are granted and will have an exercise price equal to the weighted average of the purchase price of a share of our common stock purchased at the closing of each drawdown. The 3,000,000 shares available under the equity line of credit will be reduced by the number of shares issued as a result of the exercise of these unit warrants.

      The equity line of credit agreement prevents us from drawing down funds and issuing the corresponding shares of common stock to Cockfield if the issuance would result in Cockfield beneficially owning more than 9.9% of our then outstanding shares of common stock. In addition, the listing requirements of the Nasdaq SmallCap Market prohibit us from issuing 20% or more of our issued and outstanding shares of common stock in a single transaction at a price less than the greater of market value or book value unless we get stockholder approval. At our annual meeting held on March 22, 2001, our stockholders approved the issuance of the shares of our common stock contemplated by the equity line of credit agreement.

      As consideration for establishing the equity line of credit, we granted Cockfield warrants to purchase up to 200,000 shares of our common stock. As consideration for the services rendered by Jesup & Lamont as placement agent in connection with the equity line of credit, we granted Jesup & Lamont warrants to purchase up to 100,000 shares of our common stock. These warrants, covering 300,000 shares of our common stock, are exercisable at any time prior to November 20, 2003, for $3.135 per share.

      On February 8, 2001, we issued a drawdown notice to Cockfield. This notice offered to sell up to $250,000 of our common stock to Cockfield based on the formula in the stock purchase agreement, during the 20 trading day period beginning on February 9, 2001 and ending on March 9, 2001, but at not less than $3.00 per share. During this period, Cockfield purchased a total of 21,737 shares of our common stock at an average net purchase price of $2.8753 per share. These purchases resulted in aggregate proceeds of $62,500 being paid and released from escrow to us by Cockfield. Jesup & Lamont Securities Corporation received $2,969 as a placement fee in connection with this draw down.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

We have experienced losses in the current and prior years and we anticipate that we will continue to generate losses for the near future.

      Our operations to date have not been profitable. As of December 31, 2000 we had an accumulated deficit of $20.4 million. We expect to continue operating at a loss during the first quarter of 2001. These losses are primarily attributable to low margins in our injection molding and laser processing businesses and the significant costs and expenses associated with manufacturing and marketing many of our other laser technology services as well as our general and administrative expenses. Other factors that could adversely affect our operating results include:

      o     the cost of manufacturing scale-up and production;

      o introduction of new products and product enhancements by us or our competitors;

      o     changes in applied photonics technologies; and

      o     changes in general economic conditions.

We cannot assure you that our revenues will increase sufficiently to offset our operating costs or that, even if they do, that our operations will ever be profitable.

Going Concern Limitation.

      The report of our independent auditors with respect to our financial statements for the year ended December 31, 2000 included in this report states that there is substantial doubt regarding our ability to continue as a going concern. There can be no assurance that our existing operations will not continue to generate negative cash flows. However, we believe that increased cash flows from operations during the current year, coupled with fixed costs of sales leverage, and cost saving measures that have been implemented will satisfy our working capital needs.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

      As of December 31, 2000 we had current liabilities, including trade payables, of $6.6 million, and long-term liabilities of $2.7 million and a working capital deficit of $3.8 million. We continue to experience working capital shortages that materially impair our business operations and growth strategy. If we continue to incur debt and experience working capital limitations, our business, operations and financial condition will be materially adversely affected. At December 31, 2000, we were not in compliance with certain covenants under our borrowing facilities. Accordingly, the lender may, upon notice, declare the entire unpaid principal balance due and payable.

We depend on Cockfield to provide us with capital under the equity line of credit agreement.

      Our immediate financing needs depend on our ability to sell shares of our common stock to Cockfield under the equity line of credit agreement. There are a number of factors that could adversely affect our ability to sell shares of our common stock to Cockfield under the equity line of credit agreement, including:

      o Cockfield's ability or willingness to perform its obligations under the agreement; and

      o The trading price and volume of our stock. If the market price is low or the volume is thin, we may not be able to sell a sufficient number of shares to meet our capital requirements.

We may require additional financing in the future, which may not be available on acceptable terms.

      Depending on the amount of money we raise under the equity line of credit agreement with Cockfield and our ability to generate additional revenues, we may require additional funds to expand our production capability, continue to develop new applications for our direct write technology and for working capital and general corporate purposes. At this time, we do not believe that product sales will reach the level required to sustain our operations and growth plans in the near term. Therefore, we are actively pursuing additional financing alternatives. We cannot assure you that adequate additional financing will be available or, if available, will be offered on acceptable terms. The equity line of credit agreement limits our ability to sell our securities to third parties at a discount to the market price during its term. Accordingly, if we need additional capital but are unable to draw down under the equity line of credit agreement for any reason, our access to capital may be limited. In addition, any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected and we will have to cease or substantially reduce operations.

Some of our products and services are at an early stage of development and may not achieve market acceptance.

      Currently, our primary focus is to develop new commercial applications for GCSEL, diode laser and laser-driven direct write technologies. Many of the benefits of GCSEL, diode laser and laser driven direct write technologies are not widely known. Therefore, we anticipate that we will need to educate our target markets to generate demand for our services and, as a result of market feedback, we may be required to further refine these services. In order to persuade potential customers to purchase our services, we will need to overcome industry resistance to, and suspicion of, new technologies. In addition, developing new applications for these technologies and other new technologies will require significant further research, development, testing and marketing prior to commercialization. We cannot assure you that commercial applications of these technologies can be successfully developed, marketed or produced.

Some of our current products and services have not been commercially successful.

      Our laser materials processing and mold building products and services do not generate a significant amount of revenue, even though they have been available for some time. In addition, most of our revenue from these businesses is generated from a limited number of customers. We cannot assure you that these customers will continue to purchase these products and services or that we will be able to expand the market for these products and services. Our resources available for sales and marketing activities are limited. Therefore, any material delay, retooling, cancellation or reduction in orders from the customers who purchase these products and services could have a material adverse affect on our business, operations and financial condition.

We have limited marketing and sales capabilities and must make sales in fragmented markets.

      Our future success depends, to a great extent, on our ability to successfully market our products and services. We currently have limited sales and marketing capabilities and experience and we will need to hire qualified sales and marketing personnel, develop additional sales and marketing programs and establish sales distribution channels in order to achieve and sustain commercial sales of our products. Qualified sales and marketing personnel in this area are in short supply and we cannot assure you that we will be able to hire them. In addition, our ability to successfully market our products and services is further complicated by the fact that our principal markets, laser photonics, telecommunications, aerospace and medical components, are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant product sales.

We depend on the aerospace, laser photonic and medical device industries, which continually produce technologically advanced products.

      A majority of our sales are to companies in the aerospace, laser photonic, telecommunications and medical device industries, which are subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment and market demand, their products could become obsolete and the demand for our services could decline significantly. If we are unable to offer cost-effective, quick-response manufacturing services to customers, demand for our services will also decline. This would have a material adverse affect on our business, operations and financial condition.

Our industry is intensely competitive, which may adversely affect our operations and financial results.

      All our markets are intensely competitive and numerous companies offer conventional and laser driven products and services that compete with our products and services. We anticipate that competition for our products and services will continue to increase. Most of our competitors have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities and experience. These companies, or others, could undertake extensive research and development in laser technology and related fields that could result in technological changes. Many of these companies also are primary customers for various components, and therefore have significant control over certain markets that we have targeted. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better products and services at a lower cost than our competitors could cause our net sales to decline. We cannot assure you that our competitors will not succeed in developing technologies in these fields which will enable them to offer laser services more advanced and less costly than those we offer or which could render our technologies obsolete.

Our products and services are subject to industry standards, which increases their cost and could delay or bar their commercial acceptance.

      Since some of our products and services in development are used in the telecommunications industry, they must comply with the Bellcore Testing standards for traditional equipment and/or Bluetooth standards for wireless devices. These standards govern the design, manufacture and marketing of these items. If we fail to comply with these standards, we will not be able to sell our products. We may encounter significant delays or incur additional costs in our efforts to comply with these industry standards.

We depend on our relationship with third parties to develop and commercialize new products.

      Our strategy for research and development and for the commercialization of our products contemplates a continuing relationship with various publicly and privately funded consortia and our existing relationships will continue with strategic partners, OEMs, licensees and others. We depend on these associations and relationships not only to underwrite our research and development efforts, but also for product testing and to create markets for our products and services. We cannot assure you that our existing relationships will continue or the extent to which the parties to such arrangements will continue to allocate time of resources to these strategic alliances. Similarly, we cannot assure you that we will be able to enter into new arrangements in the future. In addition, we cannot assure you that such agreements will progress to a production phase or, if production commences, that we will receive significant revenues as a result of these relationships. We cannot assure you that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

We have only limited manufacturing capabilities and our inability to continually manufacture products on a cost-effective basis would harm our business.

      We have limited production facilities and limited experience in manufacturing our product offerings. To the extent any of our existing or future products must be produced in commercially reasonable quantities, we will have to either develop that expertise quickly or outsource that function. Developing manufacturing capability is an expensive and time-consuming endeavor and we do not have the resources that are required for a full-scale manufacturing capability. Therefore, in all likelihood we will have to engage a third party to manufacture our products for us. In that event, we will depend on the manufacturer to produce high-quality products based on our specifications, on time and within budget. If we are unable to manufacture products in sufficient quantities and in a timely manner to meet customer demand ourselves or by others, our business, financial condition and results of operations will be materially adversely affected.

We depend on our intellectual property rights to provide us with a competitive advantage.

      Our ability to compete successfully depends, in part, on our ability to protect our products and technologies under United States and foreign patent laws, to preserve trade secrets and other proprietary information and technologies, and to operate without infringing the proprietary rights of others. We cannot assure you that patent applications relating to our products or potential products will result in patents being issued, that any issued patents will afford adequate protection or not be challenged, invalidated, infringed or circumvented, or that any rights granted will give us a competitive advantage. Furthermore, we cannot assure you that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of our product or technologies, or, if patents are issued to, or licensed by, us, design around such patents. We cannot assure you that patents owned or licensed and issued in one jurisdiction will also be issued in any other jurisdiction. In addition, we cannot assure you that we can adequately protect our proprietary technology and processes that we maintain as trade secrets. If we are unable to develop and adequately protect our proprietary technology and other assets, our business, financial condition and results of operations will be materially adversely affected.

We depend on the continued services of our key personnel.

      Our future success depends, in part, on the continuing efforts of our senior executive officers, Clifford G. Brockmyre II, Thomas Mueller, J. Terence Feeley and Bruce J. Garreau, who conceived our strategic plan and who are responsible for executing that plan. The loss of any of these key employees may adversely affect our business. At this time we do not have any term "key man" insurance on any of these executives other than a $1.7 million policy on Clifford G. Brockmyre II. If we lose the services of any of these senior executives, our business, operations and financial condition could be materially adversely affected.

We may have difficulties in managing our growth.

      Our future growth depends, in part, on our ability to implement and expand our financial control systems and to expand, train and manage our employee base and provide support to an expanded customer base. If we cannot manage growth effectively, it could have material adverse effect on our results of operations, business and financial condition. Acquisitions and expansion involve substantial infrastructure and working capital costs. We cannot assure you that we will be able to integrate our acquisitions and expansions efficiently. Similarly, we cannot assure you that we will continue to expand or that any expansion will enhance our profitability. If we do not achieve sufficient revenue growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We must attract, hire and retain qualified personnel.

      As we continue to develop new products and as our business grows, significant demands will be placed on our managerial, technical, financial and other resources. One of the keys to our future success will be our ability to attract, hire and retain highly qualified engineering, marketing, sales and administrative personnel. Competition for qualified personnel in these areas is intense and we will be competing for their services with companies that have substantially greater resources than we do. We cannot assure you that we will be able to identify, attract and retain employees with skills and experience necessary and relevant to the future operations of our business. Our inability to retain or attract qualified personnel in these areas could have a material adverse effect on our business and results of operations.

We face potential product liability claims.

      The sale of our telecommunications, aerospace and medical products and services will involve the inherent risk of product liability claims by others. We maintain product liability insurance coverage. However, we cannot assure that the amount and scope of our existing coverage is adequate to protect us in the event that a product liability claim is successfully asserted. Moreover, we cannot assure you that we will continue to maintain the coverage we currently have. Product liability insurance is expensive, subject to various coverage exclusions and may not always be obtainable on terms acceptable to us.

Our stock price is volatile and could be further affected by events not within our control.

      The trading price of our common stock has been volatile and will continue to be subject to:

      o     volatility in the trading markets generally;

      o     significant fluctuations in our quarterly operating results;

      o announcements regarding our business or the business of our competitors;

      o     changes in prices of our or our competitors' products and services;

      o     changes in product mix; and

      o changes in revenue and revenue growth rates for us as a whole or for geographic areas, and other events or factors.

      Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.

The price of our common stock may be adversely affected by the possible issuance of shares of our common stock under the equity line of credit agreement and as a result of the exercise of outstanding warrants and options.

      In addition to the 3,300,000 shares of our common stock covered by our equity line of credit agreement, we have previously registered all of the shares of our common stock reserved for issuance under our stock option plans. To date, we have granted unexercised options covering 984,429 of these shares. In addition, we have issued warrants covering 709,975 shares of common stock. We have agreed with certain of these holders to register the shares underlying their warrants. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease and we would probably find it more difficult to obtain additional financing.

Our stockholders may experience significant dilution as a result of stock issuances under the equity line of credit agreement.

      Under the equity line of credit agreement we will sell shares of our common stock to Cockfield at a price that may be below the market price of our stock at that time. As a result, these sales will dilute the interests of our existing stockholders. In addition, as the price of our common stock decreases, we will be required to issue more shares of our common stock for any given dollar amount invested by Cockfield. The more shares that are issued under the equity line of credit, the more our shares will be diluted and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our common stock. Furthermore, for the life of any outstanding options and warrants, the holders will have the opportunity to profit from a rise in the price of the underlying common stock. When the holders of these options and warrants exercise their rights to acquire shares of our common stock, the interests of the other stockholders will be diluted. In addition, the holders of the options and warrants can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable to us than those provided by such options or warrants.

Concentration of ownership

      As of January 30, 2001, our chief executive officer, Clifford G. Brockmyre II, is our largest stockholder, owning approximately 24% of our issued and outstanding shares of our common stock. Mr. Brockmyre, as a result, effectively controls all our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

Some provisions in our charter documents and bylaws may have anti-takeover effects.

      Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us, with the result that it may deter potential suitors. For example, our board of directors is authorized, without action of the stockholders, to issue authorized but unissued common stock and preferred stock. The existence of undesignated preferred stock and authorized but unissued common stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Absence of dividends to shareholders.

      We have never declared a dividend on our common stock. We do not anticipate paying dividends on the common stock in the foreseeable future. We anticipate that earnings, if any, will be reinvested in the expansion of our business.

We have agreed to limitations on the potential liability of our directors.

      Our certificate of incorporation provides that, in general, directors will not be personally liable for monetary damages to the company or our stockholders for a breach of fiduciary duty. Although this limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission, the presence of these provisions in the certificate of incorporation could prevent us from recovering monetary damages.

We must maintain compliance with certain criteria in order to maintain listing of our shares on the Nasdaq market.

      Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and our net tangible assets. If we fail to meet these requirements, our stock could be delisted. We have received a series of letters from Nasdaq that we failed to satisfy the minimum net tangible asset listing requirements for the SmallCap Market. As a result of private placements of equity and other transactions consummated after December 31, 2000, we believe we are currently in compliance with the net tangible asset requirement. However, we cannot assure you that Nasdaq will agree or that we will continue to satisfy the Nasdaq SmallCap Market listing requirements. If our stock is delisted, it will trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

The liquidity of our stock could be severely reduced if it becomes classified as "penny stock".

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. If our securities were subject to the existing rules on penny stocks, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the common stock and accordingly the market for our common stock.

Competition

      We have a unique blend of capabilities. To our knowledge there is no one company that competes with us across the industries we service. However, on a segment-by-segment basis, our plastics group competes with traditional mold makers and large OEMs. Our competitive advantage lies in proprietary processes such as GCSEL's and high productivity production tooling.

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

Employees

      As of December 31, 2000, we had 140 full-time employees including 90 production personnel, 18 engineering and research personnel, and 12 sales personnel. Our ability to develop, manufacture and market our products and service, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We believe that our relations with our employees are good. None of our employees are covered by a collective bargaining agreement.

Properties

      The table below lists our manufacturing and administrative office locations and square feet owned or leased:

                              Square Feet
                              -----------           Leased         Lease Termination
Location                  Owned         Leased    Annual Rent             Date
--------                  -----         ------    -----------             ----
Warwick, RI                  --         2,223       $35,568               2002
Smithfield, RI           16,800         8,000       $28,800               2001
Narragansett, RI             --           326       $ 6,850               2001
Westfield, MA            21,500            --            --                 --
Buffalo Grove, IL            --         5,960       $43,210               2002
Miamisburg, OH               --         4,069       $30,948               2003
Albuquerque, NM              --           625       $ 8,400                N/A

      We anticipate the need for additional manufacturing facilities in the foreseeable future that we believe will be available on commercially reasonable terms. We believe all properties are in good operating condition.

Legal Proceedings

      We are the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorneys' fees and costs. In its response to the complaint, Spectra has asserted counterclaims against us which we believe are without merit. We intends to vigorously prosecute this action and defend the counterclaims.

      Other than the foregoing proceeding, we are not a party to any material legal proceeding.

Submission Of Matters To A Vote Of Security Holders

      On March 22, 2001, we held our annual meeting of stockholders pursuant to notice. At such meeting, the following directors were elected to hold office until the 2001 annual meeting of stockholders or until their successors are duly elected and qualified: Clifford G. Brockmyre II, Michael S. Smith, J. Terence Feeley, William G. Lyons III, and Brian Q. Coridan (2,837,497 votes in favor and 35,216 against). Further, the proposal to approve the issuance of up to 3,300,000 under the equity line of credit agreement was approved (1,598,831 votes in favor and 57,848 votes against) and the appointment of McGladrey & Pullen, LLP, as our auditors for the 2000 fiscal year was ratified (2,860,517 votes in favor and 31,080 votes against).

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

       Period                             High                   Low
---------------------                ----------------       ---------------

1999
     First Quarter                     $3.2810                $1.3750
     Second Quarter                     2.5000                 1.3750
     Third Quarter                      2.0000                 1.0625
     Fourth Quarter                     1.7500                 0.7500

2000
     First Quarter                    $18.3750                $1.0625
     Second Quarter                     4.9375                 1.5625
     Third Quarter                      6.1250                 2.0000
     Fourth Quarter                     3.8130                 1.5000

    As of April 9, 2001, we believe that we had approximately 1,650 beneficial stockholders.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward-looking statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about is and our business.

      This report also identifies important factors, which could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 9 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

                                    Overview

      Our business has two segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 140 employees.

      Our Laser and Photonics Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg, OH), MetaTek, Inc. (Albuquerque, NM) and the Advanced Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers. Subsequent to year-end, we formed Infinite Photonics, Inc., which is charged with developing the manufacturing and sales of our proprietary GCSEL laser diodes.

      Our Plastics Group, comprised of Osley & Whitney/ ExpressTool (Westfield,
MA), Materials & Manufacturing Technologies (West Kingston, RI) and Express Pattern

(Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

      Since the Company's acquisition of LF in 1994 and MLPC in 1998, the Company's operations have primarily consisted of contract research and development for applied photonics, advanced laser and photonics technologies, and traditional laser welding, machining, drilling and engraving manufacturing services. In addition, MLPC and LF's Advanced Technology (ATG) divisions specialize in applied photonics research for governmental and commercial customers, if the research is reasonably expected to result in a commercially viable product for an Infinite unit. To meet aerospace and medical device customer needs, Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type
E) by the Food and Drug Administration (FDA No. 1287338).

      One of our research projects conducted with Hasbro, Inc. resulted in the formation of ExpressTool (ET) in 1996. ET was formed for the purpose of commercializing the technology developed in business areas unrelated to Hasbro's operations. In April 1999, we acquired Osley & Whitney (O&W), a 50-year-old moldbuilder and we integrated ET into the production process at O&W.

      We formed Express Pattern (EP) in April 1999 to allow customers' design engineers to produce rapid prototype parts.

      During 2000, ATG completed initial prototype testing of proprietary grating coupled surface emitting laser (GCSEL) diode technology and furthered initial patent applications on the technology. Shortly after year-end, the Company formed Infinite Photonics, Inc. to begin commercialization of the technology for telecommunications and other applications.

      We continued to experience operating losses in 2000, due primarily to delays at LF in the receipt of materials for aerospace and jet engine parts. Due to falling demand for plastic due to the rapid increase in petroleum prices in 2000, demand for our injection molds declined and O&W/EP suffered operating losses. These losses resulted in reductions in cash flow, increased borrowings from banks and a negative working capital position. Management is focused on our two primary lines of business and is actively pursuing additional capital through the equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources. Further we continue to implement cost reduction programs.

      During 2000, our management continued to investigate and implement strategies aimed at developing the applied photonics segment of our business. These included LF-ATG expending approximately $0.6 million in research and development funds for developing and marketing technology for GCSEL and high temperature superconductor applications initially developed by LF-ATG. We also expended approximately $0.5 million on labor and related costs pursuant to a non-monetary exchange agreement to acquire equipment for the first pilot manufacturing of LENS products. We are currently involved in discussions with a number of Fortune 500 companies, which would provide funding and additional revenue sources, for the formation of strategic partnerships. In March 2000, we formed a strategic alliance with Cutting Edge Optronics, Inc., a subsidiary of TRW, for prototype and pilot manufacture of our GCSEL laser diodes.

      Our financial statements included in this report have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of our business as a going concern. However, we have sustained substantial operating losses in recent years and have used a significant amount of working capital in our operations. Management believes that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in fiscal 2001. However, our auditors have included a paragraph in their report expressing substantial doubt about our ability to continue as a going concern.

                         Liquidity and Capital Resources

      We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of December 31, 2000, we had cash and cash equivalents of approximately $186,000 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized as of December 31, 2000 were attributed to our LF and O&W operations, we anticipate improved revenue from our other divisions and positive results from additional expense containment measures that have been implemented. We anticipate that our equity line of credit, as well as other strategies for raising additional working capital through debt and/or equity transactions will provide liquidity. Subsequent to year-end in the first quarter of 2001, two installment payments under the subscription agreement totaling $ 137,969, with interest, a drawdown under the equity line with Cockfield of $62,500, and a private placement of $50,000 were received, or $ 250,469 in total was received. An additional private placement of $250,000 and conversion of a capital lease obligation to our principal shareholder of $448,830 to stockholders's equity was completed in early April 2001.

      As of December 31, 2000 we had a working capital deficit of approximately $3.8 million. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations. In addition, at December 31, 2000, we were not in compliance with certain covenants under our borrowing facilities. Accordingly, the lender may, upon notice, declare the entire unpaid principal balance due and payable.

                              Results of Operations

Laser and photonics group

      Revenues from our laser material processing, value added services, advanced technology consulting and laser and photonics services for the year ended December 31, 2000 were $6,507,860 with a gross profit for the period of $2,225,459.

Plastics group

      Revenues from our plastic moldbuiding, conformal cooling and proprietary thermal management of high production injection mold tooling, plastic rapid prototyping services and electrodes and parts made from zirconium diboride/copper (Zykron(TM)) composites for year ended December 31, 2000 were $6,657,879 with a gross profit for the period of $1,594,131.

Comparison of the years ended December 31, 2000 and 1999

      In 2000, consolidated revenues were $13,165,739 on cost of sales of $9,346,149, resulting in a gross profit of $3,819,590 for the year. Consolidated revenues in 1999 were $9,239,969 on cost of sales of $7,155,817 resulting in a gross profit of $2,084,152. The increase of $3,925,770, or 42% in consolidated revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to increased EP and ATG revenues and a full year of O&W operations. Gross profit margin increased in 2000 to 29% from 22% in 1999. This increase was due to fixed costs of sales leverage, higher margin revenue and cost savings measures implemented during 2000.

      Research and development expenses were $583,686 for the year ended December 31, 2000 as compared to $1,273,437 for the year ended December 31, 1999. The decrease is primarily attributed to the transfers of personnel and equipment from research and development efforts to production of product for both our photonics (LENS project) and plastics (ExpressTool) groups and out of our Advanced Technology Group. We anticipate that research and development expenses will expand rapidly in 2001, based on relatively high levels of proposal activity for contract R&D, as well as GCSEL and direct write product development efforts for our new Infinite Photonics subsidiary.

      General and administrative expenses were $2,747,081 for the year ended December 31, 2000 as compared to $2,794,605 for the year ended December 31, 1999. The decrease of $47,524 is primarily due to reductions in administrative staff and executive salary expenses.

      Selling expenses were $640,313 for the year ended December 31, 2000 as compared to $900,166 for the year ended December 31, 1999. The decrease of $259,853 or 28.9% was primarily attributed to decreased sales salaries and commissions at our new subsidiaries, partially resulting from use of our Internet- based quoting system, and other efficiencies.

      Depreciation and amortization expense totaled $1,126,116 for the year ended December 31, 2000 as compared to $962,925 for the year ended December 31, 1999. The increase was primarily due to medical lasers for stent production at our laser group, and depreciation related to the new subsidiaries.

      Interest expense was $748,606 during 2000 as compared to $655,032 during 1999. The increase of $93,574 or 14.3% was due to interest paid on the debt obligations related to O&W and on financing stent equipment. Interest and other income for the year ended December 31, 2000 was $60,587 as compared to $74,633 for the year ended December 31, 1999.

      We had a consolidated net loss of $2,094,247 for the year ended December 31, 2000 as compared to $560,190 in 1999. The loss from continued operations was $2,094,247 for the year ended December 31, 2000 as compared to $4,507,640 for the period ended December 31, 1999. The improvement is due primarily due to higher sales from new photonics services and at Express Pattern, as well as cost containment of general and administrative costs at newly acquired companies.

Year 2000 Readiness

      We have not experienced any business interruptions or supplier or customer delays from year 2000 problems and have not discovered any year 2000 problems in internal computer systems material to our operations. There can be no assurance, however, that we or our suppliers or customers may not face future problems as a result of year 2000 issues.

Financial Statements

      Reference is made to the financial statements, the report thereon and notes thereto, beginning on page F-1 of this report.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      On November 1, 2000, we were notified that Freed Maxick Sachs & Murphy, PC had merged with McGladrey & Pullen, LLP and that Freed Maxick Sachs & Murphy, PC would no longer be our auditor. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor. The appointment of McGladrey & Pullen, LLP was approved by shareholders at the Annual Meeting on March 22, 2001.

                                    PART III

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the names, ages and positions of the our directors and executive officers.

                                                                                                  Affiliated
                Name                       Age                      Position                         Since
-------------------------------------    --------    ----------------------------------------    -------------
Clifford G. Brockmyre II(1)                59        Chairman of the board, president and            1994
                                                     chief executive officer

Bruce J. Garreau                           50        Chief financial and accounting officer          1999

Daniel T. Landi                            58        Corporate controller and secretary              1994

William G. Lyons III (2)                   44        Director                                        1998

J. Terence Feeley                          50        President - ATG and director                    1994

Michael S. Smith (2)                       46        Director                                        1995

Brian C. Corridan (2)                      52        Director                                        2000

--------------------
(1) This person may be deemed a parent and/or promoter as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.
(2)   Member of the audit and compensation committees.

      Each director is elected for a period of one year and serves until his successor is duly elected by our stockholders. Officers are elected by and serve at the will of our board of directors.

Background

      The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

      Clifford G. BrockmyreII. Mr. Brockmyre has been a director since October 1994, our president since October 1995 and our chief executive officer since January 1998. For over 27 years, Mr. Brockmyre has been involved in the tooling, machining and manufacturing industries and was the 1992 chairman of the 3000+ corporation member National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. The Department of Energy has set up Laser Fare as a model for technology transfer under its Small Business Initiative. Mr. Brockmyre serves on the Rhode Island State Economic Advisory Council, a position he was appointed to by the Governor of Rhode Island.

      J. Terence Feeley. Mr. Feeley has been the president of the Laser Fare -- Advanced Technology Group since 1994. He became a director in March, 1999. He was the co-founder, president and chief executive officer of Laser Fare prior to its acquisition by us. Mr. Feeley is the immediate past President of the Laser Institute of America, the author of over 50 papers on laser technology and the co-editor of three books in the area of laser based rapid manufacturing. Mr. Feeley received a BA from the University of Rhode Island.

      Bruce J. Garreau, Mr. Garreau became our chief financial officer in July 1999. Prior thereto, he served as a consulting principal with the Corporate Financial Group (CFG) which provided financial, merger and acquisition, planning and strategy services to venture capital funded technology and other start-ups, as well as product and other development services to larger companies. Prior to CFG he was executive vice president and controller of Northeast Savings, FA Hartford, CT, then the largest publicly traded thrift institution in New England (subsequently acquired by Fleet Bank). He served nine years as senior manager and senior computer specialist at KPMG. He is a graduate of State University of New York at Albany with a BS in public accountancy and is a certified public accountant in New York and Connecticut.

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

      Michael S. Smith. Mr. Smith became a director in 1995 and is a member of the audit and compensation committees. He is the president and chief executive officer of Micropub Systems International Inc., a brewery system manufacturer. From October 1992 through January 1997, Mr. Smith was the managing director of corporate finance of H.J. Meyers & Co., an investment-banking firm and was general counsel of such firm from May 1991 through May 1995. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University School of Law.

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

      Brian Q. Corridan. Mr. Corridan became a director in November 2000 and is a member of the audit and compensation committees. Since 1994, he has been president of Corridan & Co. after founding the privately owned full service investment firm registered with the SEC, NYSE and NASD. He has served as a Registered Representative with Prudential Securities, Tucker Anthony-R.L., Day, and Kidder Peabody & Co. Mr. Corridan received his BA from Stonehill College, and is a graduate of the Naval Officers Candidate School in Newport. Also, he is a director of Health New England, serves on the Finance Committee of Baystate Health System, and as a Trustee for several civic and educational organizations, including Our Lady of Elms College and Springfield Technical Community College Assistance Corporation.

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

Directors' Compensation

      Our directors do not receive any cash consideration for serving as directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. In addition, pursuant to our non-discretionary, non-employee directors' stock option plan, each non-employee director is granted options to purchase 5,000 shares of common stock upon becoming a director and at the end of each fiscal year during which he served as a director.

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

                             EXECUTIVE COMPENSATION

      Summary Compensation. The following table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers ("Named Executives") during 2000, 1999 and 1998 whose aggregate compensation exceeded $100,000.

                                                                      Long-Term
                                         Annual Compensation        Compensation
                                         -------------------        ------------
  Name and Principal                            ($)                  Securities              All Other
       Position            Year        Salary         Deferred   Underlying Options(#)    Compensation ($)
       --------            ----       --------        --------   ---------------------    ----------------

Clifford G. Brockmyre      2000       $132,966             --            11,000                   --
   President and chief     1999       $163,096             --            60,019                   --
   executive officer       1998       $175,000             --             4,038                   --

J. Terence Feeley          2000       $140,297       $  9,288           240,000                   --
   President -- Advanced   1999       $151,603       $  9,652             1,731                   --
   Technology Group        1998       $169,120       $ 10,000            56,928                   --

Bruce J. Garreau           2000       $ 94,868       $  8,308           108,500                   --
   Chief financial and     1999       $ 51,714       $ 75,000                --             $  7,312
   accounting officer      1998             --             --                --                   --

Daniel T. Landi            2000       $ 87,966             --             6,500                   --
   Corporate controller    1999       $101,539             --             1,270                   --
   and secretary           1998       $110,000             --             2,308                   --

Employment Agreements

      We have an employment agreement with Clifford G. Brockmyre II, our president and chief executive officer, for a term expiring on June 30, 2003, which provides for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with us, divulging confidential information, dishonesty or misconduct detrimental to us or breach of a material term of the agreement), we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the employment term multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre, or his estate, in the event of his death or permanent disability.

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

      We have an employment agreement with Bruce J. Garreau, our chief financial and accounting officer, for a term expiring on October 1, 2002, which provides for an annual salary of $135,000 and various benefits including the grant of 10,000 shares of our common stock and 75,000 stock options exercisable at $1.00 per share. The 10,000 shares had a value of $7,312 upon issuance. The options vest in three equal installments of 25,000 shares over an eighteen-month period. In addition to the compensation provided under the agreement, Mr. Garreau is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that if Mr. Garreau is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of
(i) the highest annual rate of salary paid to Mr. Garreau and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Garreau during the employment term multiplied by two. The agreement also provides for payments to Mr. Garreau, or his estate, in the event of his death or permanent disability.

Stock Options. The following tables show certain information with respect to stock options exercised and granted in 2000 to Named Executives and the aggregate value at December 31, 2000 of all stock options granted to the Named Executives. All information contained in this tables and the description of the stock option plans which follow gives effect to the one-for-five reverse stock split affected on February 16, 1999.

                Aggregated Options Exercised in Last Fiscal Year

                                           Number of Shares Acquired by Exercise
                                           -------------------------------------
Name                               Total Shares (#)*         (#)Shares/ Exercise Price per Share
----                               -----------------         -----------------------------------
Clifford G. Brockmyre II                96,758           3,663 shares at $1.50; 62,019 at $1.875; and 31,076 at $2.50
Bruce J. Garreau                        52,800          50,000 shares at $1.00; 2,800 at $1.50
J. Terence Feeley                        6,050           3,333 shares at $1.50; 1731 at $1.875; and 987 at $2.50

----------
*Shares acquired are subject to restrictions on resale, under the incentive stock option plan (two years from the date of grant or one year from the date of exercise, whichever is later) and insider "six-month short-swing" rules.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                        Number of           Percent of Total
                          Shares           Options/Granted to
                        Underlying            Employees in      Exercise Price      Expiration
Name                  Options Granted          Fiscal Year          ($/Sh)            Date
----                  ---------------          -----------      --------------        ----
                           (#)
Clifford G. Brockmyre     11,000                   1.5%             $ 1.50          12/20/10
Thomas J. Mueller        131,250                  18.1%             $ 1.50          12/20/10
J. Terence Feeley        240,000                  33.0%             $ 1.50          12/20/10
Bruce J. Garreau         108,500                  14.9%             $ 1.50          12/20/10
Daniel T. Landi            6,500                   0.9%             $ 1.50          12/20/10

                      Aggregate 2000 Year End Option Values

                         Number of Shares of Common
                                    Stock
                            Underlying Unexercised                 Value of Unexercised
                                   Options                        In-The Money Options at
                                 At 12/31/00 (#)                       12/31/00* ($)
Name                       Exercisable/Unexercisable             Exercisable/Unexercisable
----                       -------------------------             -------------------------
Clifford G. Brockmyre           3,668/3,669                         $     859/860
J. Terence Feeley             109,271/ 233,333                      $      --/54,600
Bruce J. Garreau               30,700/ 100,000                      $ 19,684 /23,400
Daniel T. Landi                14,454/ 2,268                        $   1,014/507

--------------------
* Based on December 31, 2000 Nasdaq closing price of $1.734.

Stock Option Plans

      We have stock option plans, which were adopted by our board and approved by our shareholders covering an aggregate of 2,172,926 unexercised shares of our common stock, consisting of both incentive stock options within the meaning of
Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, and were registered under Form S-8 on May 4, 2000. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

      An optionee may not transfer an incentive stock option, other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which to exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, the option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

      Pursuant to the option plan adopted at our shareholders' meeting held during 1999, each new non-employee director of the company is automatically granted, upon becoming a director, an option to purchase 5,000 shares of common stock at the fair market value of such shares on the grant date. In addition, each non-employee director shall automatically be granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of shareholders. Each such option shall vest 1/3 upon grant and 1/3 at the end of each subsequent year of service.

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

      Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the Company become available once again for issuance. As of January 31, 2001, we had outstanding stock options to purchase 984,429 shares of Common Stock under the Option Plans, including 17,000 shares to Michael S. Smith, 15,500 shares to William G. Lyons III, and 7,500 shares to Brian Q. Corridan under the Directors' Plan. These options are exercisable at prices ranging from $1.375 to $9.40 per share.

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

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2001 by:

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

          Name of                    Shares of Common Stock        Percentage
    Beneficial Owner (1)             Beneficially Owned (2)       of Class (3)
    --------------------             ----------------------       ------------

Directors and Executive Officers

      Clifford G. Brockmyre II           1,383,058(4)                 34.49%
      J. Terence Feeley                    127,106(5)                  3.56%
      Bruce J. Garreau                      97,000(6)                  2.78%
      Daniel T. Landi                       17,695(7)                     *
      Thomas J. Mueller                      5,000                        *
      Brian Q. Corridan                      2,500(8)                     *
      William G. Lyons III                   8,333(9)                     *
      Michael S. Smith                      10,333(10)                    *
      All executive officers
      and directors as a
      group (7 persons)                  1,651,025(14)                39.41%

5% Stockholders

      Northeast Hampton
      Holdings, LLC (11)                   497,106                    14.36%

      Neptune Capital, Inc. (12)           300,000                     8.49%

      Cockfield Holdings, LLC (13)         200,000                     5.46%

----------
*     less than 1%

(1) The address of Mr. Brockmyre is c/o Infinite Group, Inc. 2364 Post Road, Warwick, RI 02886. The address of Northeast Hamptons Holding, LLC is P. O. Box 146, Boca Raton, FL 33429. The address of Neptune Capital, Inc. is 6119 Camino-de-la-Costa, La Jolla, CA 92037. The address of Cockfield Holdings, LLC is c/o Mischon deReya Solicitors, 21 Southhampton Row, London WC1B 5HS England Attn: Kevin Gold.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(4) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership, 3,668 shares subject to currently exercisable options and 544,900 shares subject to currently exercisable warrants.
(5)   Includes 105,939 shares subject to currently exercisable options
(6)   Includes 30,700 shares subject to currently exercisable options.
(7)   Includes 12,284 shares subject to currently exercisable options.
(8)   Includes 2,500 shares subject to currently exercisable options.

(9)   Includes 8,333 shares subject to currently exercisable options.
(10)  Includes 8,333 shares subject to currently exercisable options.
(11)  The information with respect to this stockholder was derived from the
      Schedule 13D and Form 4's filed by the reporting person.
(12) Includes 50,000 shares subject to currently exerciseable warrants and 31,250 shares subject to a subscription agreement.
(13)  Includes 200,000 shares subject to currently exerciseable warrants.
(14) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the period from January 1, 1998 through December 31, 2000, our president and chief executive officer loaned the Company an aggregate of $2,564,000, which bore interest at various interest rates. In consideration for these loans, our president was issued warrants to purchase 697,900 shares of common stock. As of December 31, 2000, the Company had repaid approximately $717,000 of the loans and approximately $1,164,000 had been converted into 704,407 shares of common stock. Additionally, during 2000, $145,000 of interest was paid on these loans.

    In May 2000, we completed a $500,000 private placement of common stock with Neptune Capital, Inc., at a price of $2.00 per share, of which $250,000 was paid in cash and the remainder is due in four equal installments (August 31, 2000, November 29, 2000, February 26, 2001 and May 26, 2001) with accrued interest at 10% per annum. In conjunction with the financing, we issued warrants to purchase 50,000 and 100,000 shares of common stock, at exercise prices of $1.625 and $2.00 per share, respectively, exercisable commencing on the first anniversary date of the warrant and expiring five years from the date of issuance.

      During the year ended December 31, 2000, we entered into a capital lease agreement for equipment with our president and principal stockholder. The lease provides for monthly payments of approximately $5,650 through April 2010, including interest at the prime rate plus 1% (10.5% at December 31, 2000). As of December 31, 2000, we were in arrears on the required payments. The outstanding balance as of December 31, 2000 amounted to $418,918, plus accrued interest of $26,912. In April 2001, our president and principal stockholder contributed the assets under this lease to the Company in exchange for 225,000 shares of our common stock and released us from all obligations under the lease.

      We believe that the foregoing transactions were on terms no less favorable to us than could have been obtained from third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the company, all transactions between the company and any of its officers, directors or principal stockholders are for bona fide purposes and are approved by a majority of the disinterested members of our Board.

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

10.1  1993 Stock Option Plan. (1)
10.2  1993 Non-Employee Directors' Stock Option Plan. (1)
10.3  Form of Stock Option Plan. (3)
10.4  Form of Stock Option Agreement. (1)
10.5  Stock Acquisition Agreement between the Company and HGG Laser Fare Inc.
      (2)
10.6 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (4)
10.8 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.9 Spectra Acquisition Corp. - Series A Convertible Stock Purchase Agreement dated August 23, 1996. (7)
10.10 Spectra Acquisition Corp. -Stockholders' Agreement dated August 23, 1996.
      (7)
10.11 Employment Agreement between Clifford G. Brockmyre II and the Company.
      (12)
10.12 Employment Agreement between Larry R. Dosser and the Mound Acquisition, Inc. dated February 12, 1998. (8)
10.13 Mound Acquisition Agreement dated February 12, 1998. (8)
10.14 Supply Agreement between Laser Fare, Inc. and Dey Laboratories, L.P. dated October 20, 1997. (8)
10.15 Stock Repurchase Agreements dated February 19, 1999 between the Company and Clearwater Funds. (9)
10.16 Form of Loan Agreements and Warrant between the Company and Clifford G. Brockmyre. (9)
10.17 Form of Spectra Science Corporation Stock Sale Agreement. (9)
10.18 Employment Agreement between J. Terence Feeley and the Company dated July 1, 1999. (11)
10.19 Employment Agreement between Bruce J. Garreau and the Company dated October 1, 1999. (11)
10.20 Employment Agreement between Thomas M. O'Connor and the Company dated November 15, 1999. (11)
10.21 Stock Acquisition Agreement between Infinite Group, Inc. and Osley & Whitney, Inc. dated April 16, 1999. (10)
10.22 Stock Acquisition Agreement between Infinite Group, Inc. and Materials & Manufacturing Technologies, Inc. dated March 24, 1999. (11)
10.23 Equity Line of Credit Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)
10.24 Registration Rights Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)
10.25 Escrow Agreement dated as of November 20, 2000, among Registrant, Cockfield Holdings Limited and Epstein Becker & Green, P.C. (12)
10.26 Form of Stock Purchase Warrant dated November 20, 2000, issued to each of Cockfield Holdings Limited and Jesup & Lamont Securities Corporation. (12)
21    Subsidiaries of the Company.*
23    Consent of McGladrey and Pullen, LLP.*
24    Consent of Freed Maxick Sachs & Murphy, PC*

---------------------
*     Filed herewith.
(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.

(2)   Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)   Incorporated by reference to 1993 Preliminary Proxy Statement.
(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(7)   Incorporated by reference to Report on Form 8-K dated August 26, 1996.
(8) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(9) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 1998.
(10)  Incorporated by reference to report on Form 8-K dated April 16, 1999.
(11) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 1999.
(12) Previously filed as on Exhibit to the Company's Registration Statement on Form S-2 (File #333-51768). This Exhibit is incorporated herein by reference.

      Reports on Form 8-K

(1) November 2, 2000, Freed Maxick Sachs & Murphy, PC, the Registrant's independent auditors, had merged with McGladrey & Pullen, LLP
(2) On December 29, 2000, the Registrant acquired all of the outstanding shares of MetaTek, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on April 16, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITE GROUP, INC.

                                    By: /s/ Clifford G. Brockmyre II
                                        -----------------------------
                                        Clifford G. Brockmyre II, President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the company and in the capacities indicated.

SIGNATURE                              TITLE                      DATE
---------                              -----                      ----

/s/ Clifford G. Brockmyre II    Director, President and
----------------------------    Chief Executive Officer       April 16, 2001
  Clifford G. Brockmyre II

/s/ Bruce J. Garreau            Chief Financial and           April 16, 2001
----------------------------    Accounting Officer
  Bruce J. Garreau

/s/ J. Terence Feeley           Director                      April 16, 2001
----------------------------
  J. Terence Feeley

/s/ William G. Lyons III        Director                      April 16, 2001
----------------------------
  William G. Lyons III

/s/ Michael S. Smith            Director                      April 16, 2001
----------------------------

/s/ Brian Q. Corridan           Director                      April 16, 2001
----------------------------
  Brian Q. Corridan

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2000
                                                                            with
                                                   INDEPENDENT AUDITOR'S REPORTS

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                            Page
                                                                            ----
Independent Auditor's Reports............................................  1 - 2

Consolidated Financial Statements:

      Balance Sheets.....................................................   3

      Statements of Operations...........................................   4

      Statements of Stockholders' Equity.................................   5 - 6

      Statements of Cash Flows...........................................   7 - 8

Notes to Consolidated Financial Statements...............................   9 - 34

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the accompanying consolidated balance sheet of Infinite Group, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceeds its current assets. In addition the Company was in default of certain debt covenants at December 31, 2000, which are explained in Note 10. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          MCGLADREY & PULLEN, LLP

Buffalo, New York
March 2, 2001, except for Note 11,
  as to which the date is April 16, 2001.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the consolidated balance sheet of Infinite Group, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinite Group, Inc. as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                    FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
February 25, 2000

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                                            December 31,
                                                                             -----------------------------------------
       ASSETS                                                                       2000                      1999
                                                                             ----------------           --------------
Current assets:
   Cash and cash equivalents                                                 $        185,901           $      328,094
   Restricted funds                                                                    85,735                   79,235
   Accounts receivable, net of allowance                                            1,827,275                1,496,288
   Inventories                                                                        482,585                  536,554
   Other current assets                                                               104,003                  147,581
   Advance - stockholder                                                               50,249                   50,014
   Note receivable                                                                         --                  204,716
                                                                             ----------------           --------------
     Total current assets                                                           2,735,748                2,842,482

Property and equipment, net                                                         7,169,794                7,059,367

Other assets:
   Preferred stock investment                                                         295,000                  250,000
   Cash surrender value of officer life insurance                                      30,464                   61,546
   Prepaid pension cost                                                               726,326                  769,101
   Intangible assets, net                                                             416,002                  318,342
   Notes receivable - stockholders                                                         --                    6,652
                                                                             ----------------           --------------
                                                                                    1,467,792                1,405,641
                                                                             ----------------           --------------

                                                                             $     11,373,334           $   11,307,490
                                                                             ================           ==============

                 See notes to consolidated financial statements.

                                                                        December 31,
                                                              ------------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY                        2000             1999
                                                              -------------    -------------
Current liabilities:
   Notes payable:
     Bank                                                      $    945,695    $    893,957
     Stockholders                                                    48,946          40,000
   Accounts payable                                               1,429,906         918,663
   Accrued liabilities                                            1,045,947         933,820
   Current maturities of long-term obligations                    3,037,365       1,042,159
   Current maturities of long-term obligations - stockholder         55,911          21,572
                                                               ------------    ------------
       Total current liabilities                                  6,563,770       3,850,171

Long-term obligations                                             2,134,934       5,198,680

Long-term obligations - stockholder                                 787,514         380,483

Commitments and contingencies (see Note 17 and 22)

Stockholders' equity
   Common stock, $.001 par value, 20,000,000 shares
     authorized; 3,542,049 and 2,918,604 shares issued;
      3,450,113 and 2,368,529 outstanding; 93,750
      subscribed in 2000                                              3,636           2,918
   Additional paid-in capital                                    22,653,410      21,235,597
   Accumulated deficit                                          (20,352,590)    (17,985,172)
                                                               ------------    ------------
                                                                  2,304,456       3,253,343
   Less:
     Treasury stock, 91,936 and 550,075 shares, at cost            (229,840)     (1,375,187)
     Common stock subscription receivable                          (187,500)             --
                                                               ------------    ------------
       Total stockholders' equity                                 1,887,116       1,878,156
                                                               ------------    ------------

                                                               $ 11,373,334    $ 11,307,490
                                                               ============    ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                              Years Ended
                                                              December 31,
                                                    ------------------------------
                                                         2000             1999
                                                    -------------    -------------
Sales                                                $ 13,165,739    $  9,239,969
Cost of goods sold                                      9,346,149       7,155,817
                                                     ------------    ------------
Gross profit                                            3,819,590       2,084,152

Costs and expenses:
   General and administrative                           2,747,081       2,794,605
   Depreciation and amortization                        1,126,116         962,925
   Selling                                                640,313         900,166
   Research and development                               583,686       1,273,437
                                                     ------------    ------------
     Total costs and expenses                           5,097,196       5,931,133
                                                     ------------    ------------

Operating loss                                         (1,277,606)     (3,846,981)

Other income (expense):
     Interest expense:
         Stockholder                                     (144,894)       (265,155)
         Other                                           (603,712)       (389,877)
     Loss on dispositions of assets                       (60,587)       (109,096)
     Other                                                 (4,427)         (6,106)
     Interest income                                       21,163          74,633
                                                     ------------    ------------
      Total other expense                                (792,457)       (695,601)
                                                     ------------    ------------

Loss from continuing operations before
 income tax (expense) benefit                          (2,070,063)     (4,542,582)

Income tax (expense) benefit                              (24,184)         34,942
                                                     ------------    ------------

Loss from continuing operations                        (2,094,247)     (4,507,640)

Gain on sale of disposed business segment (Note 5)             --       4,170,315
                                                     ------------    ------------

Loss before extraordinary item                         (2,094,247)       (337,325)

Extraordinary item (Note 16)                                   --        (222,865)
                                                     ------------    ------------

Net loss                                             $ (2,094,247)   $   (560,190)
                                                     ============    ============

Income (loss) per share - basic and diluted:
   Continuing operations                             $       (.72)   $      (1.98)
   Gain on sale of disposed business segment                   --            1.83
   Extraordinary item                                          --            (.10)
                                                     ------------    ------------

   Net loss per share                                $       (.72)   $       (.25)
                                                     ============    ============

Weighted average number of common
   shares outstanding - basic and diluted               2,911,217       2,276,823
                                                     ============    ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999

================================================================================

                                                         Common Stock                Additional
                                                 ---------------------------          Paid-in         Accumulated
                                                   Shares            Amount           Capital           Deficit
                                                   ------            ------           -------           -------

Balance - December 31, 1998                       2,673,334      $      2,673      $ 20,765,853      $(17,418,652)

Issuance of common stock in connection
 with conversion of note payable                    160,000               160           149,840                --
Issuance of common stock in connection
  with services performed for the Company            50,000                50           124,950                --
Issuance of common stock in connection
   with acquisition of MMT                           20,000                20            32,297            (6,330)
Issuance of common stock in connection
   with an employment agreement                      10,000                10             7,302                --
Issuance of common stock                              5,270                 5            39,522                --
Detachable stock warrants issued with
 notes payable                                           --                --            95,033                --
Stock warrants issued in exchange for
 services                                                --                --            20,800                --
Common stock repurchased for treasury                    --                --                --                --
Net loss                                                 --                --                --          (560,190)
                                               ------------      ------------      ------------      ------------

Balance - December 31, 1999                       2,918,604             2,918        21,235,597       (17,985,172)

                                                                                   Common
                                                       Treasury Stock               Stock
                                                   ----------------------        Subscription
                                                   Shares          Amount         Receivable         Total
                                                   ------          ------         ----------         -----
Balance - December 31, 1998                            --    $         --    $         --        $  3,349,874

Issuance of common stock in connection
 with conversion of note payable                       --              --              --             150,000
Issuance of common stock in connection
  with services performed for the Company              --              --              --             125,000
Issuance of common stock in connection
   with acquisition of MMT                             --              --              --              25,987
Issuance of common stock in connection
   with an employment agreement                        --              --              --               7,312
Issuance of common stock                               --              --              --              39,527
Detachable stock warrants issued with
 notes payable                                         --              --              --              95,033
Stock warrants issued in exchange for
 services                                              --              --              --              20,800
Common stock repurchased for treasury            (550,075)     (1,375,187)             --          (1,375,187)
Net loss                                               --              --              --            (560,190)
                                             ------------    ------------    ------------        ------------

Balance - December 31, 1999                      (550,075)     (1,375,187)             --           1,878,156

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                      Common Stock                  Additional
                                               ---------------------------            Paid-in         Accumulated
                                                Shares               Amount           Capital           Deficit
                                                ------               ------           -------           -------
Issuance of common stock in connection
 with conversion of notes payable                  97,700                98           346,402                --
Issuance of common stock in connection
 with conversion of debentures                     74,176                74           134,926                --
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                          250,000               250           484,269                --
Issuance of common stock in connection
 with the exercise of stock options               121,784               122           210,246           (37,672)
Issuance of common stock in connection
 with the exercise of stock warrants              153,000               153           172,597                --
Issuance of common stock in connection
 with the satisfaction of a liability              20,535                21            22,678                --
Issuance of common stock, from treasury                --                --                --          (235,499)
Stock options issued in exchange for
 services                                              --                --            46,695                --
Net loss                                               --                --                --        (2,094,247)
                                             ------------      ------------      ------------      ------------

Balance - December 31, 2000                     3,635,799      $      3,636      $ 22,653,410      $(20,352,590)
                                             ============      ============      ============      ============

                                                                                        Common
                                                        Treasury Stock                   Stock
                                                     ----------------------           Subscription
                                                    Shares             Amount          Receivable            Total
                                                    ------             ------          ----------            -----
Issuance of common stock in connection
 with conversion of notes payable                       --                 --                 --            346,500
Issuance of common stock in connection
 with conversion of debentures                          --                 --                 --            135,000
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                                --                 --           (187,500)           297,019
Issuance of common stock in connection
 with the exercise of stock options                 45,290            113,225                 --            285,921
Issuance of common stock in connection
 with the exercise of stock warrants                    --                 --                 --            172,750
Issuance of common stock in connection
 with the satisfaction of a liability                   --                 --                 --             22,699
Issuance of common stock, from treasury            412,849          1,032,122                 --            796,623
Stock options issued in exchange for
 services                                               --                 --                 --             46,695
Net loss                                                --                 --                 --         (2,094,247)
                                              ------------       ------------       ------------       ------------

Balance - December 31, 2000                        (91,936)      $   (229,840)      $   (187,500)      $  1,887,116
                                              ============       ============       ============       ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                   Years Ended
                                                                   December 31,
                                                         -----------------------------
                                                             2000              1999
                                                         -----------       -----------
Cash flows from operating activities:
     Net loss                                            $(2,094,247)      $  (560,190)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Gain on disposed business segment                        --        (4,170,315)
         Extraordinary item                                       --           222,865
         Depreciation and amortization                     1,126,116           962,925
         Amortization of discount on note payable             36,104            42,347
         Expenses satisfied via issuance of debt or
          equity instruments                                 143,297           140,859
         Loss on dispositions of assets                       60,587           109,096
         Asset write-downs and allowances                      6,652            40,449
         Changes in assets and liabilities:
              (Increase) decrease in assets:
                  Accounts receivable                       (331,222)         (153,870)
                  Inventories                                 87,141           502,447
                  Other current assets                        43,578           164,713
                  Prepaid pension cost                        42,775            15,127
              Increase (decrease) in liabilities:
                Accounts payable and accrued liabilities     681,751          (484,985)
                                                         -----------       -----------
         Net cash used in operating activities              (197,468)       (3,168,532)

Cash flows from investing activities:
     Collection of note receivable                           204,716                --
     Purchase of property and equipment                     (788,411)       (1,530,512)
     Proceeds from sale of property and equipment            129,463                --
     Investment in preferred stock                           (45,000)               --
     Increase in cash surrender value of officer
      life insurance                                         (11,282)          (11,793)
     Proceeds from cancellation of officers life
      insurance policy                                        42,364                --
     Purchase of intangibles                                 (36,762)          (32,559)
     Purchase of subsidiary, including advances                   --          (473,826)
     Proceeds from sale of investment in Spectra
      Science Corp.                                               --         3,620,128
                                                         -----------       -----------
         Net cash (used in) provided by investing
          activities                                        (504,912)        1,571,438

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                      Years Ended
                                                                     December 31,
                                                           ------------------------------
                                                               2000               1999
                                                           -------------     ------------
Cash flows from financing activities:
     Increase in restricted funds, net                          (6,500)           (1,110)
     Borrowings against cash surrender value of
      officer life insurance                                        --           100,000
     Net borrowings (repayments) of notes payable               52,354          (252,831)
     Proceeds from notes payable - stockholders              1,004,000                --
     Borrowings of long-term obligations                            --         2,560,000
     Repayments of long-term obligations                      (836,540)       (1,204,577)
     Repayment of long-term obligations - stockholder          (13,652)         (437,030)
     Proceeds from convertible note payable                         --           150,000
     Proceeds from issuances of common stock,
      net of expenses                                          447,943                --
     Cash paid for deferred financing costs                    (87,418)               --
                                                           -----------       -----------
         Net cash provided by financing activities             560,187           914,452
                                                           -----------       -----------

Net decrease in cash and cash equivalents                     (142,193)         (682,642)

Cash and cash equivalents - beginning of year                  328,094         1,010,736
                                                           -----------       -----------

Cash and cash equivalents - end of year                    $   185,901       $   328,094
                                                           ===========       ===========

Supplemental cash flow disclosures:
     Cash paid for:
         Interest                                          $   669,411       $   443,830
                                                           ===========       ===========

         Income taxes                                      $    27,334       $     2,420
                                                           ===========       ===========

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI) and each of its wholly owned subsidiaries: Laser Fare, Inc. (LF), Mound Laser and Photonics Center, Inc.
(MLPC); Osley and Whitney, Inc. (O&W) Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc.
(MT) (collectively "the Company"). The Company operates in two segments: the Infinite Laser and Photonics Group (LF, MT and MLPC) and the Infinite Plastics Group (O&W, ET, MMT and EP). All significant intercompany accounts and transactions have been eliminated.

      Since the Company's acquisition of LF in 1994 and MLPC in 1998, the Company's operations have primarily consisted of contract research and development for applied photonics, advanced laser and photonics technologies, and traditional laser welding, machining, drilling and engraving manufacturing services under the Laser and Photonics Group. In addition, MLPC and LF's Advanced Technology (ATG) divisions specialize in applied photonics research for governmental and commercial customers if the research is reasonably expected to result in a commercially viable product for an IGI unit.

      One of the Company's research projects conducted with Hasbro, resulted in LF's formation of ET in 1996, which began the Plastics Group. As a result of that research, ET was formed for the purpose of commercializing the technology developed in areas other than toys and games. In April 1999, the Company acquired O&W, a 50-year-old moldbuilder and integrated ET into the production process at O&W. The Company formed EP in April 1999 to allow customers' design engineers to produce rapid prototype parts.

      During 2000, ATG completed initial prototype testing of proprietary grating coupled surface emitting laser (GCSEL) diode technology and furthered initial patent applications on the technology. Shortly after year-end, the Company formed Infinite Photonics, Inc. to begin commercialization of the technology for telecommunications and other applications.

NOTE 2. - MANAGEMENT PLANS

      The Company continued experiencing operating losses in 2000, but at a reduced rate from 1999. Improved sales levels and cost containment measures improved gross profit and reduced costs and expenses, resulting in a reduction in the loss from continuing operations. However, these operating losses resulted in negative operating cash flow, increased borrowings, defaults on debt obligations and negative working capital. The Company is focused on its two primary lines of business, and is concentrating on expanding its sales volume through the acquisition of new customers with limited increases in operating costs. The Company is also actively pursuing additional capital through strategic alliances, venture capital, private equity and investment banking sources. Management estimates it will need at least $750,000 in additional debt or equity capital to meet its obligations in 2001. See Note 21 for a discussion of amounts raised in 2001. Due to the formation of Infinite Photonics, Inc., the Company expects increased levels of product research, manufacturing expansion and capital raising activities in the next fiscal year to fund the commercialization of its GCSEL products. It is anticipated that a substantial portion of the research will be contracted with outside funding and therefore will minimize the amount of required funding from the Company's operating cash flows. If the Company is successful in commercializing its GCSEL products,

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

it could provide significant revenues and opportunities for infusion of investment capital in the Company. As discussed in Note 10, the Company was in violation of certain debt covenants as of December 31, 2000 which have not been waived by the bank.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Management believes it needs to generate additional revenues to attain a break-even operating cash flow position. The estimated quarterly revenues necessary to attain break-even operating cash flow is approximately $4.2 million and estimated quarterly revenues to meet all of the Company's current cash flow commitments is approximately $4.4 million. Management believes, but can offer no assurances, that its operations as structured, together with its current financial resources, equity amounts raised in 2001 and equity amounts committed for 2001 will allow the Company to meet its financial obligations in 2001.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents at December 31, 2000 and 1999 consist primarily of money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement. These funds are held in cash deposit and treasury trust accounts.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             December 31,
                                --------------------------------------
                                     2000                     1999
                                -------------             ------------

Raw materials                   $     235,153             $    212,466
Work-in-process                       247,432                  324,088
                                -------------             ------------

                                $     482,585             $    536,554
                                =============             ============

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

      Preferred Stock Investment - The Company owns 7% and 5%, respectively, of the outstanding Preferred Series A and B Stock of Tensegra, Inc., (formerly Molecular Geodesics Inc.) which is recorded at cost. The Company monitors this investment on a periodic basis to determine if an impairment exists.

      Intangible Assets - Intangible assets consist of goodwill, deferred financing costs and patents. Goodwill represents the excess of the purchase price over the fair values of net assets of

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


acquired businesses and is amortized using the straight-line method over ten years. Deferred financing costs are amortized using the straight-line method over the terms of the related debt instruments, which range from two to fifteen years. Patents are being amortized on the straight-line method over their estimated lives of five years, commencing with the date of issuance.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its intangibles may warrant revision. At December 31, 2000 and 1999, the Company believed that no impairment of intangibles existed.

      Investment in Subsidiary - The Company accounted for its 34% investment in a subsidiary, SSC, under the equity method of accounting. Under the equity method, the Company formerly recognized its share of earnings and losses of the subsidiary as incurred. Advances and distributions were recorded directly in the investment account. During 1999 and 1998, the Company disposed of its entire investment in SSC (see Note 5).

      Revenue Recognition - Revenues are primarily recognized as the units are shipped and consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed. Revenue from research contracts is recognized over the life of the contract as costs are incurred, or as contract milestones are met. Revenue from mold manufacturing contracts is recognized using the completed contract method of accounting which does not vary significantly from the percentage of completion method. Accordingly, revenue and related costs are included in operations upon substantial completion of the contract.

      Research and Development Costs - All costs related to research and development are expensed as incurred. Research and development expense was $583,686 and $1,273,437 for the years ended December 31, 2000 and 1999, respectively.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $62,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively.

      Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

      Concentration of Credit Risk - Credit is granted to substantially all customers throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts was approximately $46,000 and $48,000 at December 31, 2000 and 1999, respectively.

      During the year ended December 31, 2000 sales to one customer accounted for 12% of total revenues and 4% of accounts receivable at December 31, 2000. No one customer accounted for more than 10% of revenue in 1999.

      Net Loss Per Common Share - Net loss per common share is based upon the weighted average number of common shares outstanding during the period presented. As of December 31, 2000 and 1999, all outstanding stock options, warrants and convertible debentures have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      Reclassifications - Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

      Accounting for Stock Issued to Employees - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net loss and loss per share for 2000 and 1999, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (see Note 13).

NOTE 4. - BUSINESS ACQUISITION

      Effective March 29, 1999, the Company acquired 100% of the common stock of O&W. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes, see Note 10). During the year ended December 31, 2000, $132,000 of these

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

notes payable and related accrued interest of $14,500 were converted into 97,700 shares of common stock. The O&W acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of O&W are included in the accompanying statement of operations beginning from the date of acquisition. The following is an unaudited proforma summary of the results of operations for the year ended December 31, 1999 had O&W been acquired as of January 1, 1999:

Sales                                         $     10,059,529
                                              ================

Loss from continuing operations               $     (4,873,627)
                                              ================

Net loss                                      $       (926,177)
                                              ================

Basic and diluted loss per share:
     Continuing operations                    $         (2.14)
                                              ================

     Net loss                                 $          (.41)
                                              ================

NOTE 5. - DISPOSAL OF A BUSINESS SEGMENT

      On December 2, 1998 the Board of Directors approved a plan to dispose of the Company's 34% ownership interest in SSC. SSC was previously a majority owned subsidiary which represented the Company's photonic materials business segment. In 1997 the Company's ownership dropped below 50% and the Company began reporting the results of SSC utilizing the equity method of accounting. The Company's investment represented 2,875,500 preferred shares of SSC, which had a recorded book value of zero under the equity method of accounting. On December 31, 1998, 444,444 shares were sold at a price of $2.25 per share, resulting in a gain of approximately $832,000, net of deferred income taxes of $242,000. On February 28, 1999, the Company sold 1,342,279 shares at a price of $2.25 per share and 477,583 shares, to be repurchased by SSC, at a price of $1.26 per share, yielding a gain of approximately $2,795,000, net of deferred income taxes of $825,000. Also, in February 1999, the Company repurchased, from a shareholder of SSC, 550,075 shares of its common stock for treasury in exchange for the remaining 611,194 shares of SSC stock valued at $1,375,187, or $2.25 per share, which resulted in a gain of approximately $1,375,000. The gain on the disposal has been reported under the heading "gain on sale of disposed business segment" in the accompanying statement of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - NOTES RECEIVABLE

      Long term promissory notes in the amount of $318,452, receivable from two stockholders, mature through December 2004 and accrue interest at 6%, which is payable quarterly. Shares of the Company's common stock held by the stockholders collateralize the note. A valuation allowance of $318,452 ($311,800 - 1999) has been recorded based on management's estimate of the net realizable value of the notes.

      The $204,716 current note receivable as of December 31, 1999 represented premiums paid by O&W on a life insurance policy, which was owned by a former stockholder of O&W. The note was repaid in the current year.

NOTE 7. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                                                           December 31,
                                                    Depreciable              ---------------------------------------
                                                        Lives                     2000                     1999
                                              ---------------------------    --------------          ---------------
         Land                                         N/A                    $      143,625          $       143,625
         Building and leaseholds               18      -     40 years             1,853,346                1,751,471
         Machinery and equipment               5       -     10 years             7,536,898                7,180,489
         Furniture and fixtures                5       -      7 years               856,038                  778,715
                                                                             --------------          ---------------
                                                                                 10,389,907                9,854,300
         Accumulated depreciation
          and amortization                                                       (3,776,637)              (2,794,933)
                                                                             --------------          ---------------
                                                                                  6,613,270                7,059,367
         Contracts in progress                                                      556,524                       --
                                                                             --------------          ---------------

                                                                             $    7,169,794          $     7,059,367
                                                                             ==============          ===============

Included above is the following property and equipment held under capital leases:

                                                                                         December 31,
                                                                           -----------------------------------------
                                                                                2000                      1999
                                                                           ---------------           ---------------
         Land                                                              $       100,000           $       100,000
         Building and leaseholds                                                   725,762                   725,762
         Machinery and equipment                                                 1,539,369                 1,416,629
                                                                           ---------------           ---------------
                                                                                 2,365,131                 2,242,391
         Accumulated depreciation
           and amortization                                                       (898,374)                 (818,841)
                                                                           ----------------          ---------------
                                                                           $     1,466,757           $     1,423,550
                                                                           ================          ===============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $190,697 and $173,645 in 2000 and 1999, respectively.

      During the year ended December 31, 2000, the Company entered into an agreement to provide certain consulting services in exchange for equipment to be utilized in its Laser and Photonics segment. The transaction was accounted for as a non-monetary exchange, whereby the Company is recording the fair value of the services rendered. The fair value of services rendered and to be rendered are expected to approximate the fair value of the equipment to be received, which is estimated at $795,000. The services are anticipated to be completed in early 2001. Amounts capitalized relating to this agreement as of December 31, 2000 amounted to $556,524 and have been recorded as contracts in progress. Upon completion, the equipment will be depreciated over its estimated useful life.

NOTE 8. - INTANGIBLE ASSETS

      Intangible assets consists of the following:

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                               2000                       1999
                                                                          ----------------          ---------------

          Goodwill                                                        $       249,227           $       249,227
          Deferred financing costs                                                296,419                   217,682
          Patents                                                                  69,749                    32,987
                                                                          ---------------           ---------------
                                                                                  615,395                   499,896
          Accumulated amortization                                               (199,393)                 (181,554)
                                                                          ---------------           ---------------

                                                                          $       416,002           $       318,342
                                                                          ===============           ===============

NOTE 9. - NOTES PAYABLE

         Notes payable consists of the following:

                                                                                          December 31,
                                                                          -----------------------------------------
                                                                               2000                        1999
                                                                          ---------------           ---------------

           Bank revolving demand notes (a)                                $       945,695           $       893,957
           Notes payable, stockholders (b)                                         48,946                    40,000
                                                                          ---------------           ---------------

                                                                          $       994,641           $       933,957
                                                                          ===============           ===============

      (a) Bank revolving demand notes - LF maintains a bank demand note that provides for borrowings of up to $400,000 with interest at the bank's prime rate (9.5% at December 31, 2000) plus .50%. As of December 31, 2000 there was $398,757 ($308,757 - 1999) outstanding under this line. A second demand note provides for borrowings of up to $125,000 with interest at the bank's prime rate plus 0.75% (10.25% at December 31, 2000). As of December 31, 2000 and 1999,
            there was $125,000

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

            outstanding under this line. These notes expire in December 2001. All of the assets of LF and the guarantee of the Company secure both notes. The Company has violated certain covenants under the terms of these notes and other term notes with the same bank.

            O&W maintains a bank demand note that provides for borrowings of up to $500,000 with interest at the bank's prime rate (9.5% at December 31, 2000) plus 0.50%. As of December 31, 2000, there was $421,938
            ($460,200 - 1999) outstanding under this line. Substantially all of O&W's assets and the guarantee of the Company secure the line.

      (b) Notes payable, stockholders - During the year ended December 31, 2000, the Company issued unsecured short-term notes payable to three employees/stockholders, amounting to $42,500 as consideration for unpaid compensation. As of December 31, 2000, approximately $24,000 of this amount was applied to the exercise of options for common stock of the Company (see Note 12). The outstanding balance of $18,946 is due, bears interest at 8% per annum and remains unpaid.

            During the year ended December 31, 2000, the Company issued two unsecured short-term notes payable to an employee/stockholder, amounting to $30,000. The outstanding balance as of December 31, 2000 bears interest at 8% and is due May 1, 2001.

            The 1999 amount represented a $40,000 note to the president/principal stockholder, due in full in March 2000. The note accrued interest at the rate of 10.0%. This note, along with others, aggregating $974,000, issued during 2000 together with accrued interest of $12,000 were applied to the exercise of stock warrants and options and the purchase of common stock by the principal stockholder (see Note 12).

NOTE 10. - LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                                                                 2000                      1999
                                                                           ---------------          ---------------

           Term notes (a)                                                  $     4,230,385          $     4,920,829
           Capital lease obligations  (b)                                          941,914                1,220,010
           Convertible debentures  (c)                                                  --                  100,000
                                                                           ---------------          ---------------
                                                                                 5,172,299                6,240,839
           Less current maturities                                               3,037,365                1,042,159
                                                                           ---------------          ---------------

           Total long-term obligations                                     $     2,134,934          $     5,198,680
                                                                           ===============          ===============

      (a) Term notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2000 amounted to $1,023,297 ($1,077,640 - 1999) and bears interest at the bank's prime rate (9.5% at December 31, 2000) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The note includes certain financial covenants that require the Company to, among other things, maintain certain working capital and current and debt to net worth ratios. Certain of these

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

            covenants had been violated as of December 31, 2000. Accordingly, the entire outstanding portion of the note has been classified as current.

            A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2000 amounted to $1,227,064 ($1,260,000 - 1999) and bears interest at the bank's prime rate (9.5% at December 31, 2000) plus 0.75%. All the assets of LF and the guarantee of the Company secure the note. The Company has violated certain covenants under the terms of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of these loans have been classified as current.

            An $828,000 note payable to a former shareholder of O&W, due in three equal annual installments of $276,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2000 amounted to $552,000 ($828,000 - 1999).

            Convertible notes payable to former shareholders of O&W, aggregating $372,000, due in three equal annual aggregate installments of $124,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2000 amounted to $240,000 ($372,000 - 1999). The Company has the option to pay interest by delivery of shares of the Company's common stock. The former shareholders have the option to convert 50% of the principal balance due into common stock of the Company on each payment date based on the fair value of the stock one-year preceding the payment date. During the year ended December 31, 2000, a portion of these notes were satisfied through the issuance of common stock (see Note 12).

            A $700,000 mortgage loan, payable in monthly installments of $5,746 including interest at 7.75% through April 2006, at which time a balloon payment of approximately $565,000 is due. The outstanding balance as of December 31, 2000 amounted to $676,932 ($690,600 -
            1999). Substantially all the assets of O&W and the guarantee of the Company secure the loan.

            A $500,000 bank term loan, payable in monthly installments of $7,731, including interest at 7.75%, through April 2006. The outstanding balance as of December 31, 2000 amounted to $410,401 ($463,343 - 1999). Substantially all the assets of O&W and the guarantee of the Company secure the loan.

            A $125,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $1,800 through July 2006. The outstanding balance as of December 31, 2000 amounted to $96,078 ($108,968 - 1999) and bears interest at the bank's prime rate plus 1.0% (10.5% at December 31, 2000). All the assets of the LF and the guarantee of the Company secure the loan. The Company has violated certain covenants under the terms of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of these loans have been classified as current.

            Two unsecured term promissory notes aggregating $30,100 are payable to the former shareholders of MLPC, payable in monthly installments of $971, including interest at the rate of 10.0%. The aggregate outstanding balance as of December 31, 2000 amounted to $1,919 ($12,783 - 1999).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

            An installment loan, payable in monthly installments of $391, including interest at the rate of 10% per annum, through September 2001. The outstanding balance as of December 31, 2000 amounted to $2,694 ($7,495 - 1999).

            A $100,000 bank note, bearing interest at the bank's prime rate plus 0.5%, due and paid in May 2000.

      (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at rates ranging from 6.0% to 7.25%. The outstanding balance as of December 31, 2000 amounted to $795,000 ($920,000 - 1999). Combined payments of principal and interest are approximately $9,600 per month through June 2002 and $4,600 per month thereafter through June 2012. Under the terms of this credit facility, the Company is prohibited from paying cash dividends or making other cash distributions.

            The Company is also the lessee of certain machinery and equipment under a capital lease that expires in 2002. The outstanding balance as of December 31, 2000 amounted to $146,914 ($300,010 - 1999). The monthly payments under this lease amount to approximately $7,200, including interest at the rate of 10.47%. The 1999 outstanding balance included a lease which was repaid in 2000.

      (c) Convertible debentures - Through December 31, 1996, the Company issued $1,241,000 of convertible subordinated debentures due July 2000 with interest at 7.0%. The notes were convertible into common stock at a rate equal to 80% of the prevailing market price of the Company's common stock. Through December 31, 1996, debenture holders converted $1,141,000 of outstanding principal into 121,627 shares of common stock. In 2000, the final debenture of this series amounting to $100,000 along with accrued interest of $35,000, was converted into 74,176 shares of common stock.

      Minimum future annual payments of long-term obligations as of December 31, 2000 are as follows:

           2001                                                 $  3,100,463
           2002                                                      742,159
           2003                                                      132,249
           2004                                                      139,842
           2005                                                      148,045
           Thereafter                                              1,376,818
                                                                ------------
           Total minimum payments                                  5,639,576
           Less amount representing interest                         467,277
                                                                ------------
                                                                   5,172,299
           Less current maturities                                 3,037,365
                                                                ------------

           Total long-term obligations                          $  2,134,934
                                                                ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11 - LONG-TERM OBLIGATIONS - STOCKHOLDER

      The long-term obligations - stockholder consists of a ten-year term note to the Company's current president and principal stockholder in the original amount of $1,150,000, with interest at the one year Treasury Bill rate plus 3.5%, adjusted annually, (9.66% at December 31, 2000). The balance as of December 31, 2000 amounted to $683,076 ($696,728 - 1999) and is currently being repaid in monthly installments of $6,671, including interest. The note matures in June 2008 when the remaining unpaid principal of approximately $525,000 is due. Detachable warrants to purchase 536,000 shares of common stock at a price of $5.60 were issued with this note. One half, or 268,000, of the warrants were fully exercisable upon issuance of the note and the remaining warrants became exercisable in four equal allotments of 67,000 beginning December 31, 1998. The warrants expire five years from the date of issuance. A portion of the proceeds of the note have been allocated to the warrants which are exercisable and is reflected as additional paid-in capital - warrants in the amount of $551,716 in the accompanying balance sheet. The note payable balance has been shown net of the discount allocated to the warrants. This discount is being amortized to interest expense over the term of the note. During 1999, the Company prepaid a portion of the note. As a result, a portion of the discount, amounting to $187,390, was written off (see Note 16). The unamortized discount at December 31, 2000 was $258,569 ($294,673 - 1999).

      During the year ended December 31, 2000, the Company entered into a capital lease agreement for equipment with its president and principal stockholder. The lease provides for monthly payments of approximately $5,650 through April 2010, including interest at the prime rate plus 1% (10.5% at December 31, 2000). As of December 31, 2000, the Company was in arrears on the required payments. The outstanding balance as of December 31, 2000 amounted to $418,918, plus accrued interest of $26,912. In April 2001, the Company's president and principal stockholder contributed the assets under this lease to the Company in exchange for 225,000 shares of common stock and released the Company from all obligations under the lease.

      Minimum future annual maturities of the note payable and capital lease as of December 31, 2000 are as follows:

           2001                                           $     122,108
           2002                                                  84,205
           2003                                                  85,860
           2004                                                  87,681
           2005                                                  89,685
           Thereafter                                           891,024
                                                          -------------
           Total payments                                     1,360,563
           Less unamortized note discount                       258,569
                                                          -------------
           Balance after discount                             1,101,994
           Less amount representing interest
            on capital lease                                    258,569
                                                          -------------
                                                                843,425
           Less current maturities                               55,911
                                                          -------------

           Total long-term obligations                    $     787,514
                                                          =============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY

      A.    Preferred Stock

            The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Preferred Stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2000 and 1999, there were no preferred shares issued or outstanding.

      B.    Common Stock

            During the year ended December 31, 2000, the following common stock transactions took place:

                  o Notes payable in the amount of $132,000 and $14,500 of related accrued interest associated with the acquisition of O & W (See Note 10) were converted into 97,700 shares of common stock.

                  o Convertible debentures in the amount of $100,000 and $35,000 of related accrued interest were converted into 74,176 shares of common stock. (See Note 10).

                  o In a private placement transaction with an accredited investor, the Company entered into an agreement to sell 250,000 shares of its common stock at a price of $2.00 per share, resulting in expected proceeds of $500,000. As of December 31, 2000, $312,500 of this amount has been received and 156,250 shares were issued. The unpaid portion of $187,500 has been recorded as a stock subscription receivable, which is scheduled to be received in 2001, at which time the remaining 93,750 shares will be issued. The receivable is shown as a reduction to stockholders' equity in the accompanying balance sheet. In connection with this transaction, the Company granted a warrant to the investor to purchase 50,000 shares of common stock at a price of $1.63 per share. The Company also granted the purchaser's designee, for services rendered in connection with the financing, a warrant to purchase 100,000 common shares at a price of $2.00 per share. Both warrants are exercisable for a four-year period commencing May 31, 2001.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY - CONTINUED

      B.    Common Stock (continued)

                  o Various employees exercised stock options with exercise prices ranging from $1.00 to $2.50 per share, resulting in the issuance of 167,074 shares of common stock, of which, 45,290 were issued from treasury. Total consideration resulting from these exercised options amounted to $285,921. In lieu of cash payments $199,472 related to the satisfaction of outstanding notes payable to the president/principal stockholder (See Note 9), $24,170 related to the satisfaction of notes payable to other stockholders (See Note 9) and $54,200 reduced an outstanding employee related liability due to an officer.

                  o The Company's president exercised 153,000 common stock warrants with exercise prices ranging from $1.03 to $1.63 per share resulting in consideration of $172,750. In lieu of cash payments outstanding notes payable to the president/principal stockholder were satisfied for this amount (see Note 9).

                  o The Company issued 20,535 shares of common stock as satisfaction of outstanding liabilities amounting to $22,699. The fair market value of the shares issued equaled the amount of the recorded liability.

                  o The Company issued from treasury 294,649 shares of common stock to the Company's president at prices ranging from $2.00 to $2.73 per share aggregating $653,778, as satisfaction of outstanding notes payable to the president (See Note 9). In connection with these transactions the Company granted warrants to purchase 33,900 shares of common stock at prices ranging from $1.63 to $3.42. These warrants vested immediately.

                  o In other transactions, the Company issued from treasury, 118,200 shares of common stock to various accredited investors resulting in proceeds of $120,000. In connection with these transactions, the Company granted warrants to purchase 4,200 shares of common stock at an exercise price of $3.95. These warrants vest immediately and expire in October, 2003.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY - CONTINUED

            During the year ended December 31, 1999, the following common stock transactions took place:

                  o A convertible note, payable to the principal stockholder, in the amount of $150,000 was converted to 160,000 shares of common stock.

                  o The Company issued 50,000 shares of common stock with a fair market value $125,000 as consideration for services performed for the Company.

                  o The Company issued 20,000 shares of common stock in connection with the acquisition of MMT.

                  o The Company issued 10,000 shares of common stock to an employee in connection with the execution of an employment agreement. The fair market value of these shares was $7,312.

      C.    Equity line of credit

                  On November 20, 2000, the Company entered into an equity line of credit agreement with an accredited investor to purchase up to 3,000,000 shares of common stock of the Company over a three-year period beginning February 9, 2001. During this three-year period the Company may request a drawdown under the equity line of credit by selling shares of the Company's common stock to the investor. The price per share will be determined using a formula based on 87.5% of the Company's closing share price 20 days immediately following the drawdown date.

                  The minimum amount which can be raised from each drawdown is
            $200,000. The maximum amount is determined as the lower of a) $5,000,000 or b) 15% of the weighted average share price over the 20 days immediately prior to the drawdown multiplied by the total trading volume during those days. Further, the shares issued as the result of a drawdown cannot cause the investor's ownership in the Company to exceed 9.9% of the outstanding shares.

                  In conjunction with the establishment of the equity line of credit, the Company issued warrants to this investor to purchase 200,000 shares of the Company's common stock for an exercise price of $3.135, which expire November 30, 2003. In addition, at the close of each drawdown the Company will issue the investors additional warrants to purchase a number of shares of the Company's common stock equal to 33% of the number of shares purchased by the investor at the close of the drawdown. These warrants will expire one day after they are granted and will be exercisable for a price equal to the weighted average fair value of a share of the Company's common stock purchased at the closing of each drawdown. If any of these warrants are exercised, the shares available for future drawdowns will be reduced so that the aggregate may not exceed 3,000,000 shares.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY - CONTINUED

                  Expenses related to the establishment of the equity line of credit, amounting to approximately $108,000, have been recorded as a prepaid expense. The expenses will be charged to additional paid in capital as an offset to the proceeds raised upon issuance of the securities. As of December 31, 2000 no securities have been issued under this agreement. In addition, as part of this transaction the Company issued warrants to the placement agent to purchase 100,000 shares of common stock at an exercise price of $3.135, expiring in November 2003.

      D.    Warrants

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share.

            In connection with the issuance of notes payable to the Company's president and principal stockholder during 1998, 536,000 detachable warrants were issued (see Note 11). As the warrants vested, they were valued and recorded as additional paid-in capital in the accompanying balance sheet. The value assigned to the warrants vesting during the year ended December 31, 1999 amounted to $21,814.

            In connection with the issuance of a $150,000 convertible note payable to the Company's president and principal stockholder during 1999, 128,000 detachable warrants were issued. The value assigned to the warrants, amounting to $73,219, has been reflected as additional paid-in capital in the accompanying balance sheet.

            In connection with common stock issued to the Company's president and principal stockholder during 2000, the Company issued warrants to purchase 33,900 shares of common stock at exercise prices ranging from $1.63 to $3.42 per share. The warrants vested immediately and have a three-year term.

            In connection with a private placement transaction during 2000, the Company issued warrants to various accredited investors to purchase an aggregate of 4,300 shares of common stock at an exercise price of $3.95 per share. The warrants vest immediately and have a three-year term.

            In connection with a private placement transaction during 2000, the Company issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a four-year term commencing May 31, 2001 at an exercise price of $1.63 per share. For services rendered in connection with the financing the Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four-year period commencing May 31, 2001.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCKHOLDERS' EQUITY - CONTINUED

            In connection with the equity line of credit, discussed in Note 12C, the Company issued a warrant to purchase 200,000 shares of the Company's common stock. In addition, the Company issued, to a placement agent, a warrant to purchase 100,000 shares of common stock. Both warrants are exercisable immediately for a price of
            3.135 and expire in November 2003.

            In connection with services performed for the Company during 1999, warrants to purchase 26,000 (190,000 - 1998) shares of common stock at a price of $2.50 (from $2.50 to $5.00 - 1999) were issued. The fair value assigned to the warrants, determined utilizing the Black Scholes pricing model, amounted to $20,800 and has been reflected as additional paid-in capital in the accompanying balance sheet. During the year ended December 31, 2000 all of these warrants expired unexercised.

The following is a summary of the warrant activity for the past two years:

                                        Number            Weighted
                                     of Warrants           Average
                                     Outstanding       Exercise Price
                                     -----------       --------------

Outstanding at December 31, 1998         736,775            $5.14
     Granted                             154,000             1.70
                                      ----------
Outstanding at December 31, 1999         890,775             4.54
     Granted                             488,200             2.68
     Forfeited/expired                  (216,000)            3.72
     Exercised                          (153,000)            1.13
                                      ----------

Outstanding at December 31, 2000       1,009,975            $4.34
                                      ==========            =====

All warrants are exercisable as of December 31, 2000 and 1999.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS

      The Company's Board of Directors has approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998 and 1999 authorizing the granting of options to purchase up to an aggregate of 2,340,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2000, options to purchase 1,187,661 shares remain un-issued under these plans.

      A.    Employee Stock Option Plans

      The Company grants stock options to its key employees, as it deems appropriate. In addition, the Company previously followed an All Employee Incentive Stock Option Plan whereby all full-time employees of the Company who meet certain eligibility requirements were granted stock options from the above plans. Subsequent to January 2, 1999 the Company discontinued grants under this plan. The options are only exercisable so long as the optionee continues to be an employee of the Company.

      The following is a summary of stock option activity for individuals classified as employees for the past two years:

                                                                            Number                   Weighted
                                                                           of Shares                  Average
                                                                         Under Option             Exercise Price
                                                                         ------------             --------------

              Outstanding at December 31, 1998                               244,179                 $   2.62
                   Granted                                                   171,208                     1.49
                   Forfeited                                                  (9,274)                    2.70
                                                                         ------------
              Outstanding at December 31, 1999                               406,113                     2.20
                   Granted                                                   663,731                     1.52
                   Exercised                                                (167,074)                    1.71
                   Forfeited                                                 (22,506)                    2.10
                                                                         ------------

              Outstanding at December 31, 2000                               880,264                 $   1.76
                                                                         ===========                 ========

              Exercisable at December 31, 2000                               217,372                 $   2.53
                                                                         ===========                 ========

      The average fair value of options granted was $1.40 and $1.08 per share for the years ended December 31, 2000 and 1999, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS- CONTINUED

      Options outstanding at December 31, 2000 are made up of the following:

                                                             Options Outstanding                  Options Exercisable
                                                 ----------------------------------------      -------------------------
                                                                 Weighted
                                                                  Average
                                                                 Remaining      Weighted                      Weighted
                                                   Number        Contracted      Average        Number         Average
                                                    of            Life in        Exercise         of           Exercise
                                                  Options          Years          Price         Options         Price
                                                  -------          -----          -----         -------         -----

               $1.50 and Less                      667,121           9.37        $  1.48          10,459      $    1.50
                                                                  =======        =======                       ========
               $1.51 - $2.50                       197,821           6.77        $  2.47         197,821      $    2.47
                                                                  =======        =======                       ========
               Greater than $2.50                   15,322           3.02        $  4.93           9,092      $    5.50
                                                ----------        =======        =======      ----------       ========

                   Total                           880,264           8.67                        217,372
                                                ==========        =======                     ==========

      B.    Nonqualified Stock Option

            In connection with services performed for the Company during 2000, 65,000 options to purchase shares of common stock at a price of $1.50 were granted. The options were immediately exercisable and expire on December 31, 2009. The fair value assigned to these options, determined utilizing the Black Scholes pricing model, amounted to approximately $47,000 and has been reflected as additional paid-in capital in the accompanying balance sheet.

      C.    Directors' Stock Option Plan

            In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 7,500 options upon becoming a director and 5,000 each year thereafter. In 2000, there were 17,500 options granted (20,000 -
            1999) and none forfeited (2,000 - 1999). At December 31, 2000, there were 40,000 (22,500 - 1999) options outstanding to directors under this plan, of which 27,498 options were exercisable (7,500 - 1999). These options are exercisable at prices ranging from $1.375 to $9.40 per share. The options vest over a two-year service period.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - STOCK OPTION PLANS - CONTINUED

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

                                                                       2000                   1999
                                                                   -----------            -----------
   Net loss from continuing operations:
     As reported (000's)                                           $     2,094            $     4,508
     Pro forma (000's)                                             $     2,275            $     4,809

   Loss per share from continuing operations:
     As reported                                                   $       .72            $      1.98
     Pro forma                                                     $       .78            $      2.11

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                      2000                  1999
                                                                -----------------     -----------------

   Expected dividend yield                                              0%                      0%
   Expected stock price volatility                                    100%                     54%
   Risk-free interest rate                                            5.4%                    5.4%
   Expected life of options                                       10 years                10 years

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14. - INCOME TAXES

      At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $18,500,000 and state net operating loss carryforwards of approximately $10,600,000, which expire from 2007 through 2015. Due to a greater than 50% change in stock ownership of certain subsidiaries, the utilization of net operating loss carryforwards generated to the date of such change may be limited.

      At December 31, 2000, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $6,558,000 had been fully offset by a valuation allowance because management believed that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

      A summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                      December 31,
                                            -----------------------------
                                               2000               1999
                                            -----------       -----------

Deferred tax assets:
     Net operating loss and tax credit
      carryforwards                         $ 7,046,000       $ 6,210,000
     Reserves and other                         426,000           394,000
                                            -----------       -----------
         Gross deferred tax asset             7,472,000         6,604,000

Deferred tax liabilities:
     Property and equipment                    (624,000)         (696,000)
     Defined benefit pension asset             (290,000)         (308,000)
                                            -----------       -----------
         Gross deferred tax liability          (914,000)       (1,004,000)
                                            -----------       -----------

Net deferred tax asset                        6,558,000         5,600,000
Deferred tax asset valuation allowance       (6,558,000)       (5,600,000)
                                            -----------       -----------

Net deferred tax asset                      $        --       $        --
                                            ===========       ===========

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      Profit Sharing Plans - LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 2000, a $14,439 ($20,299 - 1999) contribution was made to the profit-sharing plan.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      Defined Benefit Plan - O&W has a contributory defined benefit pension plan covering all salaried and hourly employees that are scheduled to work at least 1,000 hours per year. The Company's policy is to fund pension costs accrued. Net periodic pension expense includes the following components:

                                                                     2000                    1999
                                                                -------------          --------------
       Service cost                                            $      246,541          $      195,541
       Interest cost                                                  334,125                 216,606
       Expected return on plan assets                                (537,891)               (397,020)
                                                               --------------          --------------

           Total pension expense                               $       42,775          $       15,127
                                                               ==============          ==============

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                                                2000                    1999
                                                                           -------------           -------------
                  Projected benefit obligation:
                      Benefit obligation at beginning of year             $    4,367,511          $           --
                      Acquisition of Osley and Whitney                                --               4,513,965
                      Service cost                                               246,541                 195,541
                      Interest cost                                              334,145                 216,606
                      Plan participants' contributions                           163,987                 126,062
                      Actuarial loss (gain)                                      469,609                (539,120)
                      Benefits paid                                             (201,158)               (111,977)
                      Expenses paid                                              (44,052)                (33,566)
                                                                          --------------          --------------

                      Benefit obligation at end of year                        5,336,583               4,367,511

                  Plan assets at fair value:
                      Fair value of plan assets at
                       beginning of year                                       5,318,523                      --
                      Acquisition of Osley and Whitney                                --               5,298,193
                      Actual return of plan assets                                67,709                  39,811
                      Plan participants' contributions                           163,987                 126,062
                      Benefits paid                                             (201,158)               (111,977)
                      Expenses paid                                              (44,052)                (33,566)
                                                                          --------------          --------------

                      Fair value of plan assets at end of year                 5,305,009               5,318,523
                                                                          --------------          --------------

                  Funded status                                                  (31,574)                951,012
                  Unrecognized actuarial loss (gain)                             757,900                (181,911)
                                                                          --------------          --------------

                  Prepaid pension cost                                    $      726,326          $      769,101
                                                                          ==============          ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                                              2000                    1999
                                                                        ---------------         --------------

                Discount rate                                                    7.5%                    7.5%
                Expected return on plan assets                                  10.0%                   10.0%
                Rate of increase in compensation                                 5.5%                    5.5%

NOTE 16. - EXTRAORDINARY ITEM

      In April 1999, the Company prepaid a portion ($420,000) of the ten-year promissory note, payable to the chairman/principal stockholder (See Note 11). As a result, a pro-rata portion of the deferred financing costs and the note discount relating to the detachable warrants issued with the debt were written off in 1999. The amount charged to expense for the note discount and loan closing costs amounted to $187,390 and $35,475, respectively. The aggregate amount of $222,865 is considered a loss on early extinguishment of debt and is classified as an extraordinary item in the accompanying consolidated statement of operations.

NOTE 17. - COMMITMENTS

      A.    Lease Commitments

            The Company utilizes certain equipment, vehicles and facilities under operating leases that expire at various dates through 2005. Rent expense under operating leases for the years ended December 31, 2000 and 1999, was approximately $465,000 and $403,000, respectively.

            The approximate future minimum payments required under these leases are as follows:

                               2001                                 $  417,000
                               2002                                    362,000
                               2003                                    257,000
                               2004                                    216,000
                               2005                                    177,000
                                                                    ----------

                                                                    $1,429,000
                                                                    ==========

      B.    Employment Contracts

            The Company is obligated under various employment agreements with certain officers that expire at various times through 2004. The agreements provide for minimum aggregate annual salaries of $764,000. Certain agreements also provide for, among other things, cash bonuses and stock options if certain performance measures are met,

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

            and for severance payments. For the years ended December 31, 2000 and 1999 no bonuses or stock options were earned.

NOTE 18. - RELATED PARTY TRANSACTIONS

      Interest expense incurred under notes issued to the Company's employee/stockholder amounted to approximately $145,000 and $265,000, for the years ended December 31, 2000 and 1999, respectively. The 2000 amount includes $36,103 ($42,347 - 1999) relating to the amortization of a note discount (see
Note 11). The 1999 amount includes $73,219 relating to warrants issued with a convertible short-term note (see Note 12).

NOTE 19. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions consist of the following:

                                                                                2000                    1999
                                                                           -------------           -------------
                  Property and equipment acquired under
                   capital leases                                          $     418,918           $     236,456
                                                                           =============           =============

                  Conversion of debentures and related
                   accrued interest to common stock (see
                   Note 12)                                                $     135,000           $          --
                                                                           =============           =============

                  Conversion of notes payable and related
                   accrued interest to common stock
                   (see Note 12)                                           $     146,500           $     150,000
                                                                           =============           =============

                  Common stock issued as satisfaction of
                   accounts payable (see Note 12)                          $      22,699           $          --
                                                                           =============           =============

                  Satisfaction of employee liabilities in lieu
                   of cash payment as consideration for the
                   exercise of stock options and warrants
                   (see Note 12)                                           $     450,592           $       7,312
                                                                           =============           =============

                  Satisfaction of note payable in lieu of cash
                   payments as consideration for stock
                   issued (see Note 12)                                    $     653,778           $          --
                                                                           =============           =============

                  Common stock, stock options and
                   warrants issued for services provided                   $      46,695           $     145,800
                                                                           =============           =============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 20 - BUSINESS SEGMENTS

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

      A summary of selected consolidated information for the Company's industry segments during 2000 and 1999 is set forth as follows:

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 20. - BUSINESS SEGMENTS - CONTINUED

                                      Laser
                                       and
                                    Photonics        Plastics       Unallocated
                                      Group           Group          Corporate         Eliminations    Consolidated
                                      -----           -----          ---------         ------------    ------------
         2000
         ----

Sales to unaffiliated customers   $  6,507,860    $  6,657,879    $            --   $             --   $ 13,165,739
                                  ============    ============    ===============   ================   ============
Operating loss                    $   (249,374)   $   (454,327)   $      (573,905)  $             --   $ (1,277,606)
                                  ============    ============    ===============   ================   ============
Interest income                   $     14,429    $        160    $        70,299   $        (63,725)  $     21,163
                                  ============    ============    ===============   ================   ============
Interest expense                  $    377,791    $    232,092    $       202,448   $        (63,725)  $    748,606
                                  ============    ============    ===============   ================   ============
Identifiable assets               $  6,264,657    $  4,601,763    $       506,914   $             --   $ 11,373,334
                                  ============    ============    ===============   ================   ============
Depreciation and amortization     $    717,452    $    371,064    $        37,600   $             --   $  1,126,116
                                  ============    ============    ===============   ================   ============
Capital expenditures              $    731,011    $     62,597    $            --   $             --   $    793,608
                                  ============    ============    ===============   ================   ============

         1999
         ----

Sales to unaffiliated customers   $  5,252,099    $  3,987,870    $            --   $             --   $  9,239,969
                                  ============    ============    ===============   ================   ============
Operating loss                    $ (1,001,770)   $ (1,971,809)   $      (873,402)  $             --   $ (3,846,981)
                                  ============    ============    ===============   ================   ============
Interest income                   $     23,400    $        551    $        79,482   $        (28,800)  $     74,633
                                  ============    ============    ===============   ================   ============
Interest expense                  $    279,720    $    137,674    $       266,438   $        (28,800)  $    655,032
                                  ============    ============    ===============   ================   ============
Identifiable assets               $  5,852,601    $  4,882,208    $       572,681   $             --   $ 11,307,490
                                  ============    ============    ===============   ================   ============
Depreciation and amortization     $    596,009    $    286,516    $        80,400   $             --   $    962,925
                                  ============    ============    ===============   ================   ============
Capital expenditures              $    924,897    $    595,515    $        10,100   $             --   $  1,530,512
                                  ============    ============    ===============   ================   ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 21 - UNAUDITED SUBSEQUENT INFORMATION

      The Company is required to maintain certain minimum financial conditions in order to maintain its Nasdaq Small-Cap Market listing. In November 2000, the Company received notification from NASDAQ that it no longer met the minimum $2 million net tangible asset criteria for continued listing. Pursuant to the terms of an extension agreement with NASDAQ to demonstrate compliance with the minimum net tangible asset test as of April 15, 2001, the Company is providing the following unaudited balance sheet prepared by management as of February 28, 2001 with proforma adjustments reflecting certain transactions from February 28, 2001 through April 15, 2001.

                                                                Unaudited
                                      ------------------------------------------------------
                                       February 28,         Proforma             April 15,
    ASSETS                                 2001            Adjustments              2001
                                      ------------     -----------------       ------------
Current assets                        $  2,641,801    $    358,516(2)(3)       $  3,000,317
Fixed assets                             7,188,379                                7,188,379
Goodwill                                   113,100                                  113,100
Other long term assets                   1,303,482                                1,303,482
                                      ------------                             ------------

         Total assets                 $ 11,246,762                             $ 11,605,278
                                      ============                             ============

     LIABILITIES AND
      STOCKHOLDERS' EQUITY

Current liabilities                   $  6,487,945    $    100,000(4)          $  6,587,945
Long term liabilities                    3,130,300        (448,831)(1)            2,681,469
                                      ------------                             ------------
         Total liabilities               9,618,245                                9,269,414

Common stock                                 3,640             403(1)(2)(3)           4,043
Paid-in capital                         22,662,565         806,944(1)(2)(3)      23,469,509
Accumulated deficit                    (20,745,348)       (100,000)(4)          (20,845,348)
                                      ------------                             ------------
                                         1,920,857                                2,628,204
Less:
     Treasury stock                       (229,840)                                (229,840)
     Subscription receivable               (62,500)                                 (62,500)
                                      ------------                             ------------
         Total stockholders' equity      1,628,517                                2,335,864
                                      ------------                             ------------

         Total liabilities and
          stockholders' equity        $ 11,246,762                             $ 11,605,278
                                      ============                             ============

Description of proforma adjustments:

      (1) Release from capital lease obligation and related accrued interest due to the Company's president and principal stockholder. In April 2001, the Company's president and principal stockholder contributed equipment owned by him to the Company in exchange for 225,000 shares of common stock. This equipment was subject to a lease accounted for as a capital lease. As a result, no further payments are due under this lease.
      (2) Proceeds of $58,516 from issuance of 21,737 shares of common stock, net of expenses of $3,984, in connection with a drawdown in accordance with the equity line of credit (Note 12c)
      (3) Proceeds of $300,000 from the issuance of 156,514 shares of common stock to various individual investors.
      (4) Estimated loss from operations for the period from March 1, 2001 through April 15, 2001.

NOTE 22. - LITIGATION

      The Company is the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, the Company seeks compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorneys' fees and costs. In its response to the complaint, Spectra has asserted counterclaims against the Company which management believes are without merit. The Company intends to vigorously prosecute this action and defend the counterclaims.