Form 10QSB
period 2001-03-31
INFINITE GROUP INC
filed 2001-05-15
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001
                                       OR

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

                                 Yes |X| No |_|

As of May 11, 2001 there were 4,012,272 shares of the registrant's common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Unaudited Consolidated Financial Statements

Item 1.  Consolidated Balance Sheets

         March 31, 2001 and December 31, 2000  ................................2

         Consolidated Statements of Operations - Three Months
         Ended March 31, 2001 and 2000.........................................3

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2001 and 2000.........................................4

         Notes to Consolidated Financial Statements............................5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations..................................8

PART II. OTHER INFORMATION

Items
         Item 4...............................................................16

SIGNATURES....................................................................16

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     2001              2000
                                                                     ----              ----
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $    202,668      $    185,901
  Restricted funds                                                    134,587            85,735
  Accounts receivable, net of allowance                             1,989,099         1,827.275
  Inventories                                                         708,960           482,585
  Advance - stockholder                                                50,249            50,249
  Other current assets                                                117,052           104,003
                                                                 ------------      ------------
          Total current assets                                      3,202,615         2,735,748

Property and equipment, net                                         7,139,934         7,169,794

Other assets:
  Preferred stock investment                                          295,000           295,000
  Prepaid pension costs                                               716,326           726,326
  Intangible assets, net                                              447,733           416,002
  Cash surrender value of officer life insurance                           --            30,464
                                                                 ------------      ------------
          Total other assets                                        1,459,059         1,467,792
                                                                 ------------      ------------

                                                                 $ 11,801,608      $ 11,373,334
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                         $    999,837      $    945,695
    Stockholders                                                      138,946            48,946
  Accounts payable and accrued liabilities                          2,952,607         2,475,853
  Current maturities of long-term obligations                         827,703         3,037,365
  Current maturities of long term obligations - stockholder            61,752            55,911
                                                                 ------------      ------------
          Total current liabilities                                 4,980,845         6,563,770

Long term obligations                                               4,290,277         2,134,934

Long term obligations - stockholder                                   787,930           787,514

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 3,604,549 and 3,542,049
   shares issued; 3,563,995 and 3,450,113
   shares outstanding; 31,250 and 93,750
   shares subscribed                                                    3,636             3,636
  Additional paid-in capital                                       22,653,410        22,653,410
  Accumulated deficit                                             (20,750,606)      (20,352,590)
                                                                 ------------      ------------
                                                                    1,906,440         2,304,456
  Less:
    Treasury stock, 40,554 and 91,936 shares, at cost                (101,384)         (229,840)
    Common stock subscription receivable                              (62,500)         (187,500)
                                                                 ------------      ------------
           Total stockholders' equity                               1,742,556         1,887,116
                                                                 ------------      ------------

                                                                 $ 11,801,608      $ 11,373,334
                                                                 ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                               INFINITE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                      2001              2000
                                                      ----              ----

Sales                                             $ 3,409,742       $ 3,290,826
Cost of goods sold                                  2,380,487         2,199,810
                                                  -----------       -----------
Gross profit                                        1,029,255         1,091,016

Costs and expenses
     Research and development                         191,744           239,411
     General and administrative expenses              571,073           626,906
     Selling expenses                                 179,483           180,875
     Depreciation and amortization                    265,637           272,097
                                                  -----------       -----------
          Total costs and expenses                  1,207,937         1,319,289

Operating loss                                       (178,682)         (228,273)

Other income (expense)
     Interest expense:
         Stockholder                                  (31,099)          (24,127)
         Other                                       (171,632)         (134,202)
     Loss on dispositions of assets                        --           (68,074)
     Other income (expense)                             2,220            (1,853)
                                                  -----------       -----------
          Total other income (expense)               (200,511)         (228,256)
                                                  -----------       -----------

Net loss                                          $  (379,193)      $  (456,529)
                                                  ===========       ===========

Net loss per share - basic:                       $     (0.11)      $     (0.19)
                                                  ===========       ===========

Weighted average number of common
  shares outstanding-basic and diluted              3,503,670         2,368,529
                                                  ===========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2001           2000
                                                                         ----           ----
Cash flows from operating activities:
      Net loss                                                        $(379,193)     $(456,520)
      Adjustments to reconcile net loss to net cash used
       in operating activities:
           Depreciation and amortization                                265,637        272,097
           Loss on disposition of assets                                     --         68,074
           Amortization of discount on note payable                       8,656          9,584
           Asset write down and allowances                                   --          6,652
           Changes in assets and liabilities:
                   (Increase) decrease in assets:
                           Accounts receivable                         (161,824)      (154,628)
                           Other current assets                         (13,049)        32,814
                           Inventories                                 (226,375)        44,216
                           Prepaid pension cost                          10,000             --
                    Increase (decrease) in liabilities:
                           Accounts payable and accrued liabilities     476,754          7,985
                                                                      ---------      ---------
           Net cash used in operating activities                        (19,394)      (169,735)
                                                                      ---------      ---------

Cash flows from investing activities:
      Purchase of property and equipment                               (227,033)       (91,206)
      Proceeds from the sale of property and equipment                       --        122,900
      Investment in preferred stock                                          --        (45,000)
      Purchase of intangible assets                                     (48,517)            --
      Proceeds from cancellation of officer life insurance policy        30,464             --
                                                                      ---------      ---------
           Net cash used in investing activities                       (245,086)       (13,306)
                                                                      ---------      ---------

Cash flows from financing activities:
      Net borrowings of notes payable                                   144,142        289,371
      Repayments of long-term obligations                               (54,319)      (206,028)
      Repayments of long-term obligations - stockholder                  (2,399)        (3,863)
      Proceeds from the issuance of common stock, net of expenses       117,675             --
      Collection of stock subscription receivable                       125,000             --
      Increase in restricted funds, net                                 (48,852)       (51,559)
                                                                      ---------      ---------
           Net cash provided by financing activities                    281,247         27,021
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                     16,767       (155,120)

Cash and cash equivalents - beginning of period                         185,901        328,094
                                                                      ---------      ---------

Cash and cash equivalents - end of period                             $ 202,668      $ 172,974
                                                                      =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

NOTE 2. - RECLASSIFICATIONS

      Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE 3. - NOTES PAYABLE

      During the quarter ended March 31, 2001, the Company issued an unsecured short-term note payable to its president in the amount of $10,000. The note bears interest at the rate of 10% and remains unpaid as of March 31, 2001.

      During the quarter ended March 31, 2001, the Company issued short-term notes payable to two stockholders, aggregating $80,000. The notes bear interest at the rate of 10% and remain unpaid as of March 31, 2001. Subsequent to March 31, 2001, one stockholder agreed to accept 25,486 shares of the Company's common stock in full satisfaction of a note payable and accrued interest, aggregating $50,972.

      At December 31, 2000, the Company was in violation of certain bank debt covenants on term loans outstanding at its Laser Fare subsidiary. Consequently, the associated debt was classified as a current liability at December 31, 2000. Subsequent to the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company received a bank waiver of the debt covenant violations that existed at December 31, 2000. Accordingly, in the March 31, 2001 financial statements the debt has been reclassified in accordance with the required maturities per the term loan agreements.

      In April 2001, the Company received notice that it was in default on a principal and interest payment due April 16, 2001 in the amount of $342,240 which is owed to a former shareholder of Osley & Whitney. The notice states that the full outstanding principal and interest balance of $618,240 is due and payable. The Company is currently in discussions with the noteholder to negotiate payment terms on the outstanding balance.


NOTE 4. - STOCKHOLDERS' EQUITY

      During the quarter ended March 31, 2001, the Company issued from treasury 25,000 shares of common stock to an accredited investor at a price of $2.00 per share, resulting in proceeds of $50,000. The Company also issued from treasury 21,737 shares of common stock in accordance with the equity line of credit agreement resulting in proceeds of $50,474, net of expenses of $12,026. In addition, various employees exercised stock options with exercise prices ranging from $1.50 to $2.50 per share, resulting in the issuance of 4,645 shares of common stock from treasury and proceeds of $9,160. The original cost of the above shares issued from treasury exceeded the proceeds from issuances by $18,823 in aggregate, which was charged to accumulated deficit.

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

      A summary of selected consolidated information for the Company's industry segments during the periods ended March 31, 2001 and March 31, 2000, respectively, is set forth as follows:

                                           Laser and
                                           Photonics         Plastics         Unallocated
                                             Group             Group           Corporate        Consolidated
                                             -----             -----           ---------        ------------
Three Months Ended March 31, 2001

Sales to unaffiliated customers           $  2,069,383      $  1,340,359      $         --      $  3,409,742
                                          ============      ============      ============      ============
Operating income (loss)                   $     81,958      $   (324,438)     $     63,798      $   (178,682)
                                          ============      ============      ============      ============
Three Months Ended March 31, 2000

Sales to unaffiliated customers           $  1,697,581      $  1,593,245      $         --      $  3,290,826
                                          ============      ============      ============      ============
Operating income (loss)                   $    (64,803)     $     23,422      $   (186,892)     $   (228,273)
                                          ============      ============      ============      ============

NOTE 6. - SUBSEQUENT INFORMATION

      The Company is required to meet certain minimum financial conditions in order to maintain NASDAQ Small Cap market listing. In November 2000, the Company received notification from NASDAQ that it no longer met the minimum $2 million net tangible asset criteria for continued listing. Pursuant to the terms of an extension agreement with NASDAQ to demonstrate compliance with the minimum net tangible asset test as of April 30, 2001, the Company is providing the following unaudited balance sheet prepared by management as of March 31, 2001 with estimated proforma adjustments reflecting certain transactions from March 31, 2001 through April 30, 2001.

                                                                 Unaudited
                                                March 31,         Proforma                   April 30,
      ASSETS                                      2001           Adjustments                   2001
                                                  ----           -----------                   ----
      Current assets                          $  3,202,615      $    250,923(3)            $  3,453,538
      Fixed assets, net                          7,139,934           (85,000)(4)              7,054,934
      Goodwill                                     110,226            (3,000)(4)                107,226
      Other long term assets                     1,348,833                                    1,348,833
                                              ------------                                 ------------
               Total assets                   $ 11,801,608                                 $ 11,964,531
                                              ============                                 ============

      LIABILITIES AND
            STOCKHOLDERS' EQUITY

      Current liabilities                     $  4,980,845      $     12,000(4)            $  4,992,845
      Long term liabilities                      5,078,207          (567,161)(1)(2)           4,511,046
                                              ------------                                 ------------
               Total liabilities                10,059,052                                    9,503,891

      Common stock                                   3,636               420(1)(2)(3)             4,056
      Paid-in capital                           22,653,410           817,664(1)(2)(3)        23,471,074
      Accumulated deficit                      (20,750,606)         (100,000)(4)            (20,850,606)
                                              ------------                                 ------------
                                                 1,906,440                                    2,624,524
      Less:
           Treasury stock                         (101,384)                                    (101,384)
           Subscription receivable                 (62,500)                                     (62,500)
                                              ------------                                 ------------
               Total stockholders' equity        1,742,556                                    2,460,640
                                              ------------                                 ------------
               Total liabilities and
                stockholders' equity          $ 11,801,608                                 $ 11,964,531
                                              ============                                 ============

      Description of proforma adjustments:

            (1) Release from capital lease obligation and related accrued interest aggregating to $448,831 due to the Company's president. The Company's president contributed equipment owned by him to the Company in exchange for 225,000 shares of common stock. This equipment was subject to a lease accounted for as a capital lease. As a result, no further payments are due under the lease.

            (2) Conversion of notes payable and related accrued interest to former Osley and Whitney, Inc. shareholders (aggregating $118,330), into 63,963 shares of common stock.

            (3) Proceeds of $250,923 from the issuance of 131,514 shares of common stock to various individual investors in private placement transactions.

            (4) The Company's operations for the month of April 2001 are estimated to result in a loss of $100,000, which includes an estimated $88,000 of depreciation and amortization expense.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ materially from those expressed or implied by forward -looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans of the Company will be achieved.

OUR BUSINESS

      Our business has two segments, the Laser and Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, high productivity production mold building and laser-application technology. We have approximately 140 employees.

      Our Laser and Photonics Group, comprised of Laser Fare (Smithfield, RI), Mound Laser & Photonics Center (Miamisburg, OH), MetaTek, Inc. (Albuquerque, NM) and the Advanced Technology Group (Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers. During the quarter ended March 31, 2001, we formed Infinite Photonics, Inc., which is charged with developing the manufacturing and marketing of our proprietary GCSEL laser diodes.

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

      One of our research projects conducted with Hasbro, Inc. resulted in the formation of ExpressTool (ET) in 1996, which began the Plastics Group. As a result of that research, ET was formed for the purpose of commercializing the technology developed in business areas unrelated to Hasbro's operations. In April 1999, we acquired Osley & Whitney (O&W), a 50-year-old moldbuilder and we integrated ET into the production process at O&W. We formed Express Pattern (EP) in April 1999 to allow customers' design engineers to produce rapid prototype parts.

      During 2000, ATG completed initial prototype testing of proprietary grating coupled surface emitting laser (GCSEL) diode technology and furthered initial patent applications on the technology. Shortly after year-end, the Company formed Infinite Photonics, Inc. to begin commercialization of the technology for telecommunications and other applications.

      We continue to experience operating losses in 2001, due primarily to delays at LF in the receipt of materials for aerospace and jet engine parts. Falling demand for plastic products due to the rapid increase in petroleum prices in 2000, resulted in reduced demand for our injection molds and O&W/EP profitability suffered. These losses resulted in reductions in cash flow, increased borrowings from banks and an increased negative working capital position. Management is focused on our two primary lines of business and is actively pursuing additional capital through the equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources.

      During 2001, our management continues to investigate and implement strategies aimed at developing the applied photonics segment of our business. These included LF-ATG expending approximately $0.2 million in funds for research and development of GCSEL technology, and high temperature superconductor applications initially developed by LF-ATG. We are currently involved in discussions with Fortune 500 companies, which would provide funding and additional revenue sources for the formation of strategic partnerships. In March 2000, we formed a strategic alliance with Cutting Edge Optronics, Inc., a subsidiary of TRW, for prototype and pilot manufacture of our GCSEL laser diodes. In May 2001, we were notified that the Defense Advanced Research Projects Agency (DARPA) had awarded us a one-year $1.0 Million contract in support of our proprietary GCSEL development.

      We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal executive offices are located at 2364 Post Road, Warwick, RI 02886 and our facsimile number is (401) 738-6180. Our subsidiaries are located in Rhode Island, Massachusetts, New Mexico, Ohio and Illinois. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.infinitephotonics.com, www.expresstool.com and www.expresspattern.com. Information contained on any of our websites do not constitute a part of this Form 10-QSB.

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

      For each share of our common stock, Cockfield will pay us 87.5% of the volume-weighted market price for a share of our common stock during the 20-day trading period following the exercise of a put. The percentage will increase to 90% if we move our principal market to the Nasdaq National Market or to 91% if we move our principal market to the New York Stock Exchange. It will decrease to 84% if our common stock is delisted from the Nasdaq SmallCap Market. Market price is defined as the volume weighted average price for our common stock (as reported by Bloomberg Financial LP using its VAP function) on its principal market during the pricing period. The pricing period is defined as the 20 day trading period immediately prior to the day we exercise our put right.

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

      On February 8, 2001, we issued a drawdown notice to Cockfield. This notice offered to sell up to $250,000 of our common stock to Cockfield based on the formula in the stock purchase agreement, during the 20 trading day period beginning on February 9, 2001 and ending on March 9, 2001, but at not less than $3.00 per share. During this period, Cockfield purchased a total of 21,737 shares of our common stock at an average net purchase price of $2.8753 per share. These purchases resulted in aggregate proceeds of $62,500 being paid and released from escrow to us by Cockfield. Jesup & Lamont Securities Corporation received $2,969 as a placement fee in connection with this draw.

THE LASER AND PHOTONICS GROUP

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; however it also develops new applications for industrial lasers. Laser Fare has 23 high-powered computer controlled lasers that are capable of performing a wide variety of manufacturing with multi-axis manipulation. Laser Fare also manufactures stents and complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Honeywell, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services, that include assembly, heat treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. As of March 31, 2001, we had cash and cash equivalents of approximately $202,668 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized as of March 31, 2001 were attributed to our LF and O&W operations, we anticipate improved revenue from our other divisions and positive results from additional expense containment measures that have been implemented. We anticipate that our equity line of credit, as well as other strategies for raising additional working capital through debt and/or equity transactions will provide improved liquidity. In the first quarter of 2001, $250,469 of proceeds were received from the sale of equity comprised of (a) two installment payments under the subscription agreement totaling $ 137,969, with interest, (b) a drawdown under the equity line with Cockfield of $62,500, and (c) a private placement of $50,000. Additional private placements of $250,000 and conversion of a capital lease obligation to our principal shareholder of $448,830 to stockholders' equity was completed in early April 2001.

      As of March 31, 2001, we had a working capital deficit of $1,778,230. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds in the form of revenue bonds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

      Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and our net tangible assets. If we fail to meet these requirements, our stock could be delisted. We have received a series of letters from Nasdaq that we failed to satisfy the minimum net tangible asset listing requirements for the SmallCap Market. As a result of private placement transactions consummated after December 31, 2000, and after March 31, 2001, we believe we are currently in compliance with the net tangible asset requirement. However, we cannot assure you that Nasdaq will agree or that we will continue to satisfy the Nasdaq SmallCap Market listing requirements. If our stock is delisted, it will trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

                              Results of Operations

Laser and photonics group

      Revenues from our laser material processing, value added services, advanced technology consulting and laser and photonics services for the quarter ended March 31, 2001 were $2,069,383, ($1,697,581 at March 31, 2000) with a gross profit for the period of $860,381 ($642,967 at March 31, 2000).

Plastics group

      Revenues from our plastic moldbuiding, conformal cooling and proprietary thermal management of high production injection mold tooling, plastic rapid prototyping services and electrodes and parts made from zirconium diboride/copper (Zykron(TM)) composites for quarter ended March 31, 2001 were $1,340,359, ($1,593,245 at March 31, 2000) with a gross profit for the period of $168,874 ($448,049 at March 31, 2000).

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Consolidated revenues for the three months ended March 31, 2001 were $3,409,742, on cost of sales of $2,380,487, resulting in a gross profit of $1,029,255 for the quarter. Consolidated revenues for the three months ended March 31, 2000 were $3,290,826 on cost of sales of $2,199,810, resulting in a gross profit of $1,091,016. The increase of $118,916 or 3.6% in consolidated revenues for the quarter ended March 31,2001, compared to the quarter ended March 31, 2000, was due to a general increase in a general increase in revenues associated with the Laser Group.

      Research and development expenses were $191,744 for the three months ended March 31, 2001 as compared to $239,411 for the three months ended March 31, 2000. The decrease of $47,667 or 19.9%, was primarily attributed to cost containment for research and development efforts in our plastics group, as separate Express Tool facilities were integrated into our O&W Westfield operations.

      General and administrative expenses were $571,073 for the three months ended March 31, 2001 as compared to $626,906 for the three months ended March 31, 2000. The decrease of $55,833, or 8.9%, was primarily attributed to executive and administrative salary reductions throughout the company.

      Selling expenses were $179,483 for the three months ended March 31, 2001 as compared to $180,875 for the three months ended March 31, 2000.

      Depreciation and amortization expense totaled $265,637 for the three months ended March 31, 2001 as compared to $272,097 for the three months ended March 31, 2000.

      Interest expense was $202,731 for the three months ended March 31, 2001 as compared to $158,329 for the three months ended March 31, 2000. The increase of $44,402, or 28%, was due to interest paid on the note payable to our president, and debt obligations related to the O&W acquisition.

      The loss from operations was $379,193 for the three months ended March 31, 2001 as compared to a loss of $456,529 for the three months ended March 31, 2000. The decrease of $77,336, or 16.9%, was primarily attributed to cost containment throughout the company.

Part II - Other information

Item 4. Submission Of Matters To A Vote Of Security Holders

      On March 22, 2001, we held our annual meeting of stockholders pursuant to notice. At such meeting, the following directors were elected to hold office until the 2001 annual meeting of stockholders or until their successors are duly elected and qualified: Clifford G. Brockmyre II, Michael S. Smith, J. Terence Feeley, William G. Lyons III, and Brian Q. Corridan (2,837,497 votes in favor and 35,216 against). Further, the proposal to approve the issuance of up to 3,300,000 under the equity line of credit agreement was approved (1,598,831 votes in favor and 57,848 votes against) and the appointment of McGladrey & Pullen, LLP, as our auditors for the 2000 fiscal year was ratified (2,860,517 votes in favor and 31,080 votes against).

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 14, 2001

                                                INFINITE GROUP, INC.


                                                By: /s/ Clifford G. Brockmyre
                                                    ----------------------------
                                                Clifford G. Brockmyre, President
                                                And Chief Executive Officer


                                                By: /s/ Bruce J. Garreau
                                                    ----------------------------
                                                Bruce J. Garreau
                                                Chief Financial Officer
                                                (principal accounting officer)