Form 10QSB
period 2001-06-30
INFINITE GROUP INC
filed 2001-08-14
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001
                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 52-1490422
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       2364 Post Road, Warwick, RI                          02886
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                              (401) 738-5777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

As of August 14, 2001 there were 4,370,718 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

                              INFINITE GROUP, INC.

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    Unaudited Consolidated Financial Statements

Item 1.    Consolidated Balance Sheets

           June 30, 2001 and December 31, 2000  ...............................2

           Consolidated Statements of Operations - Three and Six Months
           Ended June 30, 2001 and 2000........................................3

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2001 and 2000........................................4

           Notes to Consolidated Financial Statements..........................5

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations................................8

PART II.   OTHER INFORMATION

Items 1 - 6
           None...............................................................14

SIGNATURES ...................................................................14

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,             December 31,
                                                                                    2001                    2000
                                                                                    ----                    ----
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    231,390            $    185,901
  Restricted funds                                                                    16,736                  85,735
  Accounts receivable, net of allowance                                            1,803,547               1,827.275
  Inventories                                                                        465,849                 482,585
  Advance - stockholder                                                               53,454                  50,249
  Other current assets                                                               127,628                 104,003
                                                                                ------------            ------------
          Total current assets                                                     2,698,604               2,735,748

Property and equipment, net                                                        7,050,918               7,169,794

Other assets:
  Preferred stock investment                                                         295,000                 295,000
  Prepaid pension costs                                                              706,326                 726,326
  Intangible assets, net                                                             655,643                 416,002
  Cash surrender value of officer life insurance                                          --                  30,464
                                                                                ------------            ------------
          Total other assets                                                       1,656,969               1,467,792
                                                                                ------------            ------------

                                                                                $ 11,406,491            $ 11,373,334
                                                                                ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                                        $    885,741            $    945,695
    Stockholders                                                                      58,330                  48,946
  Accounts payable and accrued liabilities                                         2,809,084               2,475,853
  Current maturities of long-term obligations                                      1,125,282               3,037,365
  Current maturities of long term obligations - stockholder                           14,932                  55,911
                                                                                ------------            ------------
          Total current liabilities                                                4,893,369               6,563,770

Long term obligations                                                              3,680,966               2,134,934

Long term obligations - stockholder                                                  419,563                 787,514

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized 4,233,218 and 3,542,049
   shares issued; 4,233,218 and 3,450,113
   shares outstanding; 0 and 93,750 shares subscribed                                  4,233                   3,636
  Additional paid-in capital                                                      23,828,281              22,653,410
  Accumulated deficit                                                            (21,419,921)            (20,352,590)
                                                                                ------------            ------------
                                                                                   2,412,593               2,304,456
  Less:
    Treasury stock, 0 and 91,936 shares, at cost                                          --                (229,840)
    Common stock subscription receivable                                                  --                (187,500)
                                                                                ------------            ------------
           Total stockholders' equity                                              2,412,593               1,887,116
                                                                                ------------            ------------

                                                                                $ 11,406,491            $ 11,373,334
                                                                                ============            ============

     See accompanying notes to unaudited consolidated financial statements.

                               INFINITE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                2001               2000               2001               2000
                                                                ----               ----               ----               ----
Sales                                                       $ 3,858,234        $ 3,236,850        $ 7,267,976        $ 6,484,665
Cost of goods sold                                            2,543,783          2,157,126          4,924,270          4,313,925
                                                            -----------        -----------        -----------        -----------
Gross profit                                                  1,314,451          1,079,724          2,343,706          2,170,740

Costs and expenses
     Research and development                                   510,904            285,965            702,648            525,376
     General and administrative                                 846,290            709,619          1,417,363          1,336,525
     Selling                                                    167,234            135,557            346,717            316,432
     Depreciation and amortization                              266,993            282,907            532,630            555,004
                                                            -----------        -----------        -----------        -----------
          Total costs and expenses                            1,791,421          1,414,048          2,999,358          2,733,337
                                                            -----------        -----------        -----------        -----------

Operating loss                                                 (476,970)          (334,324)          (655,652)          (562,597)

Other income (expense) Interest expense:
         Stockholder                                            (29,887)           (23,830)           (60,986)           (48,425)
         Other                                                 (140,263)          (177,039)          (311,895)          (312,626)
     Gain (loss) on dispositions of assets                           --                800                 --            (67,274)
     Other income (expense)                                         714              5,200              2,934              5,200
                                                            -----------        -----------        -----------        -----------
          Total other income (expense)                         (169,436)          (194,869)          (369,947)          (423,125)
                                                            -----------        -----------        -----------        -----------

Net loss                                                    $  (646,406)       $  (529,193)       $(1,025,599)       $  (985,722)
                                                            ===========        ===========        ===========        ===========

Net loss per share - basic and diluted                      $     (0.16)       $     (0.19)       $     (0.27)       $     (0.38)
                                                            ===========        ===========        ===========        ===========

Weighted average number of common
  shares outstanding-basic and diluted                        4,067,387          2,770,228          3,789,696          2,569,378
                                                            ===========        ===========        ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                               2001           2000
                                                                                               ----           ----
Cash flows from operating activities:
      Net loss                                                                             $(1,025,599)   $  (985,722)
      Adjustments to reconcile net loss
        to net cash used in operating activities:
             Depreciation and amortization                                                     532,630        555,004
             Loss on disposition of assets                                                          --         67,274
             Amortization of discount on note payable                                           17,217         18,515
             Asset write down and allowances                                                        --          6,652
             Changes in assets and liabilities:
                     (Increase) decrease in assets:
                             Accounts receivable                                                23,728       (249,586)
                             Other current assets                                              (26,830)        48,098
                             Inventories                                                        16,736          1,466
                             Prepaid pension cost                                               20,000             --
                      Increase (decrease) in liabilities:
                             Accounts payable and accrued liabilities                          394,167        221,752
                                                                                           -----------    -----------
             Net cash used in operating activities                                             (47,951)      (316,547)
                                                                                           -----------    -----------

Cash flows from investing activities:
      Collection of note receivable                                                                 --        204,716
      Purchase of property and equipment                                                      (399,447)      (157,511)
      Proceeds from the sale of property and equipment                                              --        122,900
      Investment in preferred stock                                                                 --        (45,000)
      Purchase of intangible assets                                                           (261,990)            --
      Advance to Stockholder                                                                        --           (235)
      Proceeds from cancellation of officer life insurance policy                               30,464             --
                                                                                           -----------    -----------
             Net cash (used in) provided by investing activities                              (630,973)       124,870
                                                                                           -----------    -----------

Cash flows from financing activities:
      Net borrowings of notes payable                                                           30,046        535,027
      Repayments of long-term obligations                                                     (275,051)      (714,298)
      Repayments of long-term obligations - stockholder                                         (7,229)        (7,814)
      Proceeds from the issuance of common stock, net of expenses                              720,148        250,000
      Collection of stock subscription receivable                                              187,500             --
      Decrease in restricted funds, net                                                         68,999         62,558
                                                                                           -----------    -----------
             Net cash provided by financing activities                                         724,413        125,473
                                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                                            45,489        (66,204)

Cash and cash equivalents - beginning of period                                                185,901        328,094
                                                                                           -----------    -----------

Cash and cash equivalents - end of period                                                  $   231,390    $   261,890
                                                                                           ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (including of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

NOTE 2. - RECLASSIFICATIONS

      Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation.

NOTE 3. - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

      In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

      Statement 141:

o     Eliminates the pooling method for accounting for business combinations.

o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

      Statement 142:

o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

o     Write-off any remaining negative goodwill.

      The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

NOTE 4. - CAPITAL LEASE OBLIGATION

      During the quarter ended June 30, 2001, the Company was released from a capital lease obligation and related accrued interest aggregating to $448,830 due to the Company's president. The Company's president contributed equipment owned by him to the Company in exchange for 225,000 shares of common stock. This equipment was subject to a lease accounted for as a capital lease. As a result, no further payments are due under the lease.

NOTE 5. - NOTES PAYABLE - STOCKHOLDERS

      During the quarter ended March 31, 2001, the Company issued an unsecured short-term note payable to its president in the amount of $10,000. The note bears interest at the rate of 10% and remains unpaid as of June 30, 2001.

      During the quarter ended March 31, 2001, the Company issued short-term notes payable to two stockholders, aggregating $80,000. The notes bear interest at the rate of 10%. During the quarter ended June 30, 2001, one stockholder agreed to accept 25,486 shares of the Company's common stock as satisfaction of the note payable and accrued interest, aggregating $50,972. The other note remains unpaid as of June 30, 2001.

      In addition, during the quarter ended June 30, 2001, another stockholder agreed to accept 16,268 shares of the Company's common stock as satisfaction of the note payable and accrued interest, aggregating $32,536.

NOTE 6. - LONG TERM OBLIGATIONS

      At December 31, 2000, the Company was in violation of certain bank debt covenants on term loans outstanding at its Laser Fare subsidiary. Consequently, the associated debt was classified as a current liability at December 31, 2000. Subsequent to the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company received a bank waiver of the debt covenant violations that existed at December 31, 2000. Accordingly, in the June 30, 2001 financial statements, the debt has been reclassified in accordance with the required maturities per the term loan agreements.

      In April 2001, the Company received notice that it was in default on a principal and interest payment due April 16, 2001 in the amount of $342,240, which is owed to a former shareholder of Osley & Whitney. The notice states that the full outstanding principal and interest balance of $618,240 is due and payable. The Company is currently in discussion with the noteholder to negotiate payment terms for the outstanding balance. The entire amount is classified as a current liability.

NOTE 7. - STOCKHOLDERS' EQUITY

      During the quarter ended March 31, 2001, the Company issued from treasury 25,000 shares of common stock to an accredited investor at a price of $2.00 per share, resulting in proceeds of $50,000. The Company also issued from treasury 21,737 shares of common stock in accordance with the equity line of credit agreement resulting in proceeds of $50,474 net of expenses of $12,026. In addition, various employees exercised stock options with exercise prices ranging from $1.50 to $2.50 per share, resulting in the issuance of 4,645 shares of common stock from treasury and proceeds of $9,160. The original cost of the above shares issued from treasury exceeded the proceeds from issuances by $18,823 in aggregate, resulting in a loss charged to accumulated deficit.

      During the quarter ended June 30, 2001, the Company sold 306,028 shares of the common stock to accredited investors at prices ranging from $1.88 to $2.00 per share, resulting in proceeds of $599,900. The Company issued 40,554 of these shares of common stock from treasury with an original cost exceeding the proceeds from issuances by $22,609, which was charged to accumulated deficit. In connection with these transactions, the Company granted 35,400 warrants to purchase common stock at prices ranging from $3.00 to $4.00 per share. The warrants are exercisable on June 15, 2001 and expire on June 15, 2004. In addition, employee stock options with exercise prices ranging from $1.88 to $2.50 per share were exercised, resulting in the issuance of 1,228 shares of the Company's common stock and proceeds of $2,875.

      During the quarter ended June 30, 2001, convertible notes payable to former Osley & Whitney, Inc. shareholders, along with accrued interest and other outstanding liabilities, aggregating $119,131 were converted into 63,963 shares of the Company's common stock.

NOTE 8. - BUSINESS SEGMENTS

      Business segments are determined based on differences in products, production processes and internal reporting. The Company's businesses were previously organized, managed and internally reported as two segments. During the quarter ended June 30, 2001, the Company formed Infinite Photonics, Inc., a majority owned subsidiary. As a result of the formation of this entity a third business segment was established. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during the periods ended June 30, 2001 and June 30, 2000, respectively, is set forth as follows:

                                      Laser        Photonics     Plastics      Unallocated
                                      Group          Group        Group         Corporate    Consolidated
                                      -----          -----        -----         ---------    ------------
Three Months Ended June 30, 2001

Sales to unaffiliated customers    $ 2,018,750    $        --   $ 1,839,484    $        --    $ 3,858,234
                                   ===========    ===========   ===========    ===========    ===========
Operating income (loss)            $    92,695    $  (296,845)  $  (218,074)   $   (54,746)   $  (476,970)
                                   ===========    ===========   ===========    ===========    ===========

Three Months Ended June 30, 2000

Sales to unaffiliated customers    $ 1,626,808    $        --   $ 1,610,042    $        --    $ 3,236,850
                                   ===========    ===========   ===========    ===========    ===========
Operating income (loss)            $  (126,627)   $        --   $    24,138    $  (231,835)   $  (334,324)
                                   ===========    ===========   ===========    ===========    ===========

Six Months Ended June 30, 2001

Sales to unaffiliated customers    $ 4,088,133    $        --   $ 3,179,843    $        --    $ 7,267,976
                                   ===========    ===========   ===========    ===========    ===========
Operating income (loss)            $   214,295    $  (336,487)  $  (542,512)   $     9,052    $  (655,652)
                                   ===========    ===========   ===========    ===========    ===========
Six Months Ended June 30, 2000

Sales to unaffiliated customers    $ 3,324,389    $        --   $ 3,160,276              $    $ 6,484,665
                                   ===========    ===========   ===========    ===========    ===========
Operating income (loss)            $  (191,430)   $        --   $    47,560    $  (418,727)   $  (562,597)
                                   ===========    ===========   ===========    ===========    ===========

NOTE 9. - SUBSEQUENT EVENT

      During July 2001, the Company sold 137,500 shares of its common stock to accredited investors at prices ranging from $2.00 to $2.25 per share, resulting in proceeds of $300,000.

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

OUR BUSINESS

      Our business has three segments, the Laser Group, Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, GCSEL diode manufacturing and laser-application technology. We have approximately 140 employees.

      Our Laser Group, comprised of Laser Fare ("LF"-Smithfield, RI), Mound Laser & Photonics Center ("MLPC"-Miamisburg, OH), and the Advanced Technology Group ("ATG"-Narragansett, RI), provides comprehensive laser-based materials processing services to leading manufacturers.

      During 2000, we completed initial prototype testing of our proprietary grating coupled surface emitting laser (GCSEL) diode technology and furthered initial patent applications on the technology. Shortly after year-end, we formed Infinite Photonics, Inc. ("IP" - Orlando, FL) to begin commercialization of the technology for telecommunications, materials processing, medical and other applications. Facilities are being developed in Orlando, FL. IP and MetaTek, Inc. ("MT"- Albuquerque, NM) constitute the Photonics Group.

      Our Plastics Group, comprised of Osley & Whitney/ ExpressTool ("OW"-Westfield, MA), Materials & Manufacturing Technologies ("MMT" - West Kingston, RI) and Express Pattern ("EP" -Buffalo Grove, IL), provides rapid prototyping services and proprietary mold building services.

      We continue to experience operating losses in 2001, due primarily to start-up costs at IP and operating losses at OW. Falling demand for plastic products due to the rapid increase in petroleum prices in 2000, resulted in reduced demand for our injection molds and O&W/EP profitability suffered. These losses resulted in reductions in cash flow, increased borrowings from banks and an increased negative working capital position. Management is focused on our three primary lines of business and is actively pursuing additional capital through the equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources.

      During 2001, our management continues to investigate and implement strategies aimed at developing the applied photonics segment of our business. These included acquisition of intellectual property rights, filing of patents, and additional expenditures for research and development of GCSEL technology and products. We are currently involved in preliminary discussions with Fortune 500 companies and others, which would provide funding and additional revenue sources for the formation of strategic partnerships. In March 2000, we formed a strategic alliance with Cutting Edge Optronics, Inc., a subsidiary of TRW, for prototype and pilot manufacture of our GCSEL laser diodes. In May 2001, we were notified that the Defense Advanced Research Projects Agency (DARPA) had awarded us a one-year $1.0 (subsequently increased to $1.3) Million contract in support of our proprietary GCSEL development. In June 2001, the Air Force Research Laboratory (AFRL) at Kirtland AFB, NM signed a cooperative research and development agreement (CRADA) for development of scalable GCSEL.

      We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal executive offices are located at 2364 Post Road, Warwick, RI 02886 and our facsimile number is (401) 738-6180. Our subsidiaries are located in Rhode Island, Massachusetts, New Mexico, Ohio, Florida and Illinois. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.infinitephotonics.com, www.mlpc.com and www.expresspattern.com. Information contained on any of our websites do not constitute a part of this Form 10-QSB.

THE LASER GROUP

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; and develops new applications for industrial lasers. Laser Fare has 25 high-powered computer controlled lasers that are capable of performing a wide variety of manufacturing with multi-axis manipulation. Laser Fare also manufactures stents and complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Honeywell, Polaroid, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services that include assembly, heat-treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

      Our Mound Laser and Photonics Center (MLPC) subsidiary specializes in laser applications, photonics applications and materials processing, and provides services within industry, government and education sectors. Specialized services include: High Temperature Superconductor (HTS) applications; growth of thin films by pulsed laser deposition (patent pending); and application of lasers to chemistry, photochemistry, spectroscopy, and applied optics.

      Our Advanced Technology Group (ATG) conducts research and development programs for industrial and government sponsors. ATG has recently been awarded several contracts and subcontracts sponsored by the Defense Advanced Research Project Agency (DARPA). DARPA is the central research and development organization for the Department of Defense (DoD). It manages and directs selected basic and applied research and development projects for DoD, and pursues research and technology where risk and payoff are both very high and where success may provide dramatic advances for traditional military roles and missions and dual-use commercial applications. As it affects ATG, these programs have been focused on laser driven direct write and GCSEL technologies. Laser direct write technologies enable cost-effective manufacturing of engineered components without the use of expensive tooling by directly depositing materials on substrates with laser energy. These laser and photonics technologies have applications across a broad range of industries, including telecommunications, materials processing, and automotive and consumer electronics.

THE PHOTONICS GROUP

      Our newly formed Infinite Photonics subsidiary specializes in the manufacturing and marketing of our proprietary GCSEL laser diodes. Our GCSEL products can be fabricated for use as either a source laser (such as 1550nm) or pump lasers (such as 980nm) for telecommunications, materials processing, medical and other applications. We have obtained one patent; have nine patents pending and an additional 10 patents under development for GCSEL and related technologies. In addition to our research physicists and engineers, we have also engaged researchers at the Photonics Research Center at the University of Connecticut, the Ioffe Institute, and the School of Optics / Center for Research and Education in Optics and Lasers ("CREOL") at the University of Central Florida in Orlando on applications of our grating coupled surface emitting lasers. Semiconductor diode wafers used in the manufacture of our GCSEL's are processed through our strategic alliance partner, Cutting Edge Optronics, (a TRW subsidiary) and we are qualifying a second source, as required by most major telecommunications equipment manufacturers.

      To date we have prototyped 980nm and 1550nm GCSEL diodes for use in telecommunications and other commercial pump and source laser applications, and tested them for continuous wave (CW) power, linewidth, divergence angle, tunability and other characteristics necessary for commercial use. We compete with companies producing traditional edge emitting laser diodes used in telecommunications, such as Fabry-Perot (FB) and Distributed Feedback (DFB) diode lasers, as well as Vertically Coupled Surface Emitting Lasers (VCSEL). We believe our GCSEL's produce the best overall combination of: power and divergence angle of emitted light; require lower cost or no cost collimating optics; provide lower test, burn-in and packaging cost; and provide tunable range over a greater number of available channels than current competitive FB, DFB and VCSEL technology. We believe that our GCSEL's have:

            o Higher CW power than currently commercially available FB, DFB and VCSEL;

            o Lower Divergence Angle than FB, DFB or VCSEL for the emitted light (which reduces the cost and complexity, or eliminates, collimating optics needed to focus into the fiber);

            o Narrower Emission Linewidth allowing for more channels with greater tunable range; and

            o Surface Emitting qualities similar to VCSEL's (which allow for lower cost testing on wafer, and simpler and less costly coupling to fiber optics) over competitive edge emitting FB and DFB.

      In July 2001, we were certified by the Florida Governor's Office as a Semiconductor Diode Facility and exempted from sales and use taxes under Florida's Semiconductor, Defense and Space Technology Facility program. We are in the process of establishing diode development facilities near UCF-CREOL in Orlando. We are exploring numerous funding sources to ramp-up product development, a second site manufacturing capability in Florida, and develop additional sales, marketing and administrative infrastructure.

THE PLASTICS GROUP

      O&W is a fifty-one-year-old plastic injection mold building company located in Westfield, MA with approximately 42 employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine equipment from its 21,500-sq. ft. manufacturing facility. Our proprietary ExpressTool (ET) mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds and has been integrated into our Westfield facility.

      Express Pattern (EP) located in Buffalo Grove, IL expands our Midwest presence and provides plastic rapid prototyping services to the metal casting industries. Express Pattern ships plastic prototype parts to Allen-Bradley, Paradigm, Rolls-Royce Allison, Motorola, Hewlett-Packard and others. In addition to quotations and prototype part production from traditional blueprints, EP provides direct interface (including uploads over the internet) from customer CAD software (such as AutoCad, Pro-E and others) to our laser-driven stereolithography systems and equipment. Express Pattern also provides similar services to our other subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. As of June 30, 2001, we had cash and cash equivalents of approximately $231,000 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized as of June 30, 2001 were attributed to our LF and O&W operations, we anticipate improved revenue from our other divisions and positive results from expense containment measures that have been implemented. We anticipate that our equity line of credit, as well as other strategies for raising additional working capital through debt and/or equity transactions will provide improved liquidity. In the first quarter of 2001, $250,469 of proceeds were received from the sale of equity comprised of (a) two installment payments under the subscription agreement totaling $ 137,969, with interest, (b) a drawdown under the equity line of credit of $62,500, and (c) a private placement of $50,000. Additional private placements of $250,000 and conversion of a capital lease obligation to our principal shareholder of $448,830 to stockholders' equity were completed in April 2001. In June 2001 an additional private placement of $400,000 was completed and the final installment payment under a subscription agreement of $62,500, plus accrued interest, was received.

      As of June 30, 2001, we had a working capital deficit of $2,194,765. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

      Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and our net tangible assets. If we fail to meet these requirements, our stock could be delisted. Last year we received a series of letters from Nasdaq addressing our failure to satisfy the minimum net tangible asset continued listing requirements for the SmallCap Market. As a result of transactions consummated after December 31, 2000, and during the quarter ended June 30, 2001, we received a letter from Nasdaq that we were in compliance with the net tangible asset requirement at that date.

                              Results of Operations

Laser group

      Revenues from our laser material processing, value added services, advanced technology consulting and laser services for the quarter ended June 30, 2001 were $2,018,750 ($1,626,808 at June 30, 2000) with a gross profit for the period of $980,473 ($604,195 at June 30, 2000).

Photonics Group

      There were no revenues from sale of grating coupled surface emitting lasers in the quarters ended June 30, 2001 and 2000, respectively.

Plastics group

      Revenues from our plastic mold building, conformal cooling and proprietary thermal management of high production injection mold tooling, plastic rapid prototyping services and electrodes and parts made from zirconium diboride/copper (Zykron(TM)) composites for the quarter ended June 30, 2001 were $1,839,484 ($1,610,042 at June 30, 2000) with a gross profit for the period of $333,978 ($475,529 at June 30, 2000).

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Consolidated revenues for the three months ended June 30, 2001 were $3,858,234 on cost of sales of $2,543,783, resulting in a gross profit of $1,314,451 for the quarter. Consolidated revenues for the three months ended June 30, 2000 were $3,236,850 on cost of sales of $2,157,126, resulting in a gross profit of $1,079,724. The increase of $621,384 or 19.2% in consolidated revenues for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, was due principally to revenue increases from, aerospace, contract R&D and power generation parts.

      Research and development expenses were $510,904 for the three months ended June 30, 2001 as compared to $285,965 for the three months ended June 30, 2000. The increase of $224,939 or 78.7%, was primarily attributed to development efforts for the Infinite Photonics' GCSEL technology.

      General and administrative expenses were $846,290 for the three months ended June 30, 2001 as compared to $709,619 for the three months ended June 30, 2000. The increase of $136,671, or 19.3%, was primarily attributed to salary and other administrative costs related to the formation of the Infinite Photonics subsidiary.

      Selling expenses were $167,234 for the three months ended June 30, 2001 as compared to $135,557 for the three months ended June 30, 2000, reflecting commissions on increased revenues

      Depreciation and amortization expense totaled $ 266,993 for the three months ended June 30, 2001 as compared to $282,907 for the three months ended June 30, 2000. The reduction occurred primarily as a result of certain assets becoming fully depreciated. Interest expense was $170,150 for the three months ended June 30, 2001 as compared to $200,869 for the three months ended June 30, 2000. The decrease of $30,719 or 15.3% was due primarily to a reduction of interest paid under a capital lease converted to equity by our president.

      The loss from operations was $476,970 for the three months ended June 30, 2001 as compared to a loss of $334,324 for the three months ended June 30, 2000. The increase of $ 142,646, or 43%, was primarily attributed to additional research and development and start-up costs at Infinite Photonics.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

      Consolidated revenue for the six months ended June 30, 2001 were $7,267,976 with $4,088,133 of sales coming from the Laser Group and $3,179,843 of sales coming from the Plastics Group. Cost of sales totaled $4,924,270 and a gross profit of $2,343,706 was realized for the period. For the six months ended June 30, 2000 sales were $6,484,665, with $3,324,389 of sales coming from the Laser Group and $3,160,276 of sales coming from the Plastics Group. Consolidated cost of sales was $4,313,925 for the first six months of 2000 and the Company realized a gross profit of $2,170,740 for the period. The increase in consolidated revenues for the six months ended June 30, 2000 was due to increased revenues within the Laser and Plastics business segments.

      Research and development expenses were $702,648 during the six months ended June 30, 2001 as compared to $525,376 during the six months ended June 30, 2000. The increase of $177,272 or 33.7% was primarily attributed to development efforts for the Infinite Photonics' GCSEL technology and related contract research and development.

      General and administration expenses for the six months ended June 30, 2001 were $1,417,363 as compared to $1,336,525 for the six months ended June 30, 2000. Cost containment savings in the first quarter approximately offset the increase due to expenses for additional resources at our Infinite Photonics segment during the second quarter.

      Selling expenses were $346,717 for the six months ended June 30, 2001 as compared to $316,432 for the first six months of 2000. The increase reflected commissions paid on higher year over year sales volumes.

      Depreciation and amortization expenses totaled $532,630 for the six months ended June 30, 2001 as compared to $555,004 for the six months ended June 30, 2000. The reduction occurred primarily as a result of certain assets becoming fully depreciated.

      Interest expense was $372,881 and $361,051 during the six-month periods ended June 30, 2001 and 2000 respectively. The increase in interest expense was due to interest paid on the note payable to our president and chief executive officer in the first quarter, an Osley & Whitney bank note payable, which was partially offset by the reduction in interest paid under a capital lease.

      We had a consolidated net loss of $1,025,599 for the six months ended June 30, 2001 as compared to consolidated net loss of $985,722 during the six months ended June 30, 2000.

Part II - Other information

      None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 14, 2001

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