Form 10QSB
period 2001-09-30
INFINITE GROUP INC
filed 2001-11-14
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Month Period Ended September 30, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                  Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     52-1490422
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     2364 Post Road, Warwick, RI                              02886
----------------------------------------             ---------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                                 (401) 738-5777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X| No |_|

As of November 14, 2001 there were 4,488,517 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

Item 1.  Consolidated Balance Sheets- September 30, 2001 and
         December 31, 2000.....................................................2

         Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 2001 and 2000.....................................3

         Consolidated Statements of Cash Flows -Nine Months
         Ended September 30, 2001 and 2000.....................................4

         Notes to Consolidated Financial Statements............................5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations..................................8

PART II. OTHER INFORMATION

Items 1-6 ....................................................................14

SIGNATURES ...................................................................14

                                               INFINITE GROUP, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,   December 31,
                                                          2001            2000
                                                          ----            ----
                                                       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                            $    100,765    $    185,901
 Restricted funds                                           64,092          85,735
 Accounts receivable, net of allowance                   1,919,947       1,827,275
 Inventories                                               417,659         482,585
 Advance - stockholder                                      53,454          50,249
 Other current assets                                      179,496         104,003
                                                      ------------    ------------
   Total current assets                                  2,735,413       2,735,748

Property and equipment, net                              7,156,117       7,169,794

Other assets:
 Preferred stock investment                                295,000         295,000
 Prepaid pension costs                                     696,326         726,326
 Intangible assets, net                                    812,957         416,002
 Other                                                          --          30,464
                                                      ------------    ------------
   Total other assets                                    1,804,283       1,467,792
                                                      ------------    ------------

                                                      $ 11,695,813    $ 11,373,334
                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable:
  Bank                                                $    780,924    $    945,695
  Stockholders                                             162,946          48,946
 Accounts payable and accrued liabilities                3,245,331       2,475,853
 Current maturities of long term obligations             1,229,766       3,037,365
 Current maturities of long term obligations
   - stockholder                                            16,054          55,911
                                                      ------------    ------------
   Total current liabilities                             5,435,021       6,563,770

Long term obligations                                    3,863,782       2,134,934

Long term obligations - stockholder                        424,587         787,514

Stockholders' equity
 Common stock, $.001 par value, 20,000,000 shares
  authorized 4,398,517 and 3,542,049 shares issued;
  4,398,517 and 3,450,113 shares outstanding; 0 and
  93,750 shares subscribed                                   4,399           3,636
 Additional paid-in capital                             24,127,316      22,653,410
 Accumulated deficit                                   (22,159,292)    (20,352,590)
                                                      ------------    ------------
 Less:                                                   1,972,423       2,304,456

  Treasury stock, 0 and 91,936 shares, at cost                            (229,840)
  Common stock subscription receivable                          --        (187,500)
                                                      ------------    ------------
   Total stockholders' equity                            1,972,423       1,887,116
                                                      ------------    ------------

                                                      $ 11,695,813    $ 11,373,334
                                                      ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                               INFINITE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                            ----------------------------    ----------------------------
                                               2001            2000             2001            2000
                                               ----            ----             ----            ----
Sales                                       $ 3,338,383     $ 3,002,473     $ 10,606,359     $ 9,487,138
Cost of goods sold                            2,465,923       1,962,747        7,824,147       6,276,672
                                            -----------     -----------     ------------     -----------
Gross profit                                    872,460       1,039,726        2,782,212       3,210,466

Costs and expenses
  Research and development                      236,470         265,027          404,722         790,403
  General and administrative expenses           772,708         652,800        2,290,513       1,989,325
  Selling expenses                              156,539         172,235          503,256         488,667
  Depreciation and amortization                 352,219         296,260          884,849         851,264
                                            -----------     -----------     ------------     -----------
    Total costs and expenses                  1,517,936       1,386,322        4,083,340       4,119,659
                                            -----------     -----------     ------------     -----------

Operating loss                                 (645,476)       (346,596)      (1,301,128)       (909,193)

Other income (expense)
  Interest expense:
    Stockholder                                 (25,041)        (23,621)         (86,027)        (72,046)
    Other                                       (60,671)       (178,192)        (372,566)       (490,818)
  Gain (loss) on dispositions of assets             179              --              179         (67,274)
  Other income (expense)                         (6,752)         46,197           (3,818)         51,397
                                            -----------     -----------     ------------     -----------
    Total other income (expense)                (92,285)       (155,616)        (462,232)       (578,741)
                                            -----------     -----------     ------------     -----------

Net loss                                    $  (737,761)    $  (502,212)    $ (1,763,360)    $(1,487,934)
                                            ===========     ===========     ============     ===========

Net loss per share - basic and diluted      $     (0.17)    $     (0.16)    $      (0.44)    $     (0.54)
                                            ===========     ===========     ============     ===========

Weighted average number of common
  shares outstanding- basic and diluted       4,389,251       3,070,296        3,989,547       2,736,351
                                            ===========     ===========     ============     ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2001            2000
                                                                     ----            ----
Cash flows from operating activities:
  Net loss                                                       $(1,763,360)    $(1,487,934)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                  884,849         851,264
      (Gain) loss on disposition of assets                              (179)         67,274
      Amortization of discount on note payable                        25,778          27,355
      Expenses satisfied via issuance of debt or equity
       instrument                                                     29,200          42,500
      Asset write down and allowances                                     --           6,652
      Changes in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                        (92,672)       (207,938)
          Inventories                                                 64,926         (63,794)
          Other current assets                                       (75,493)         12,364
          Prepaid pension cost                                        30,000              --
        Increase in liabilities:
          Accounts payable and accrued liabilities                   830,442         423,972
                                                                 -----------     -----------
      Net cash used in operating activities                          (66,509)       (328,285)

Cash flows from investing activities:
  Repayment of note receivable                                            --         204,716
  Advance to stockholder                                              (3,205)           (235)
  Purchase of property and equipment                                (470,763)       (447,457)
  Proceeds from the sale of property and equipment                     1,000         122,900
  Investment in preferred stock                                           --         (45,000)
  Purchase of intangible assets                                     (431,255)             --
  Proceeds from cancellation of officer life insurance                30,464              --
                                                                 -----------     -----------
      Net cash used in investing activities                         (873,759)       (165,076)

Cash flows from financing activities:
  Net borrowings of notes payable                                     29,845         729,865
  Repayments of long term obligations                               (362,751)       (775,114)
  Net repayments of long term obligations - stockholder               (9,644)         (8,964)
  Proceeds from the issuance of common stock, net of expenses        988,539         317,962
  Collection of subscription receivable                              187,500              --
  Decrease in restricted funds, net                                   21,643          10,864
                                                                 -----------     -----------
      Net cash provided by financing activities                      855,132         274,613
                                                                 -----------     -----------

Net decrease in cash and cash equivalents                            (85,136)       (218,748)

Cash and cash equivalents - beginning of period                      185,901         328,094
                                                                 -----------     -----------

Cash and cash equivalents - end of period                        $   100,765     $   109,346
                                                                 ===========     ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which includes audited financial statements and footnotes as of and for the years ended December 31, 2000 and 1999.

NOTE 2. - RECLASSIFICATIONS

      Certain amounts in the 2000 financial statements, as well as amounts reported as of June 30, 2001, have been reclassified to conform with the September 30, 2001 financial statement presentation.

NOTE 3. - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

      In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

            Statement 141:

      o Eliminates the pooling method for accounting for business combinations;
      o Requires that intangible assets that meet certain criteria be reported separately from goodwill; and
      o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

            Statement 142:

      o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and
      o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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

      The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and,accordingly, is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

NOTE 4. - NOTES PAYABLE - STOCKHOLDERS

      During the quarter ended March 31, 2001, the Company issued an unsecured short-term note payable to its president in the amount of $10,000. The note bears interest at the rate of 10% and remains unpaid as of September 30, 2001.

      During the quarter ended March 31, 2001, the Company issued short-term notes payable to two stockholders, aggregating $80,000. The notes bear interest at the rate of 10%. During the quarter ended June 30, 2001, one stockholder agreed to accept 25,486 shares of the Company's common stock as satisfaction of the note payable and accrued interest, aggregating $50,972. Also, during the quarter ended June 30, 2001, the other stockholder agreed to accept 16,268 shares of the Company's common stock as satisfaction of the other note payable and accrued interest, aggregating $32,536.

      During the quarter ended September 30, 2001, the Company issued unsecured short-term notes payable to its president and a stockholder in the amount of $84,000 and $20,000, respectively. Both notes bear interest at 10% and both remain unpaid at September 30, 2001.

NOTE 6. - LONG TERM OBLIGATIONS

      At December 31, 2000, the Company was in violation of certain bank debt covenants on term loans outstanding at its Laser Fare subsidiary. Consequently, the associated debt was classified as a current liability at December 31, 2000. Subsequent to the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company received a bank waiver of the debt covenant violations that existed at December 31, 2000. Accordingly, in the September 30, 2001 financial statements, the debt has been reclassified in accordance with the stated maturities in the term loan agreements.

      In April 2001, the Company received notice that it was in default on a principal and interest payment due April 16, 2001 in the amount of $342,240, which is owed to a former shareholder of Osley & Whitney. The notice stated that the full outstanding principal and interest balance of $618,240 is due and payable. The Company is currently in discussion with the noteholder to negotiate payment terms on the outstanding balance. The entire amount is classified as a current liability as of September 30, 2001.

      During the quarter ended September 30, 2001, the Company entered into a capital lease obligation in the amount of $375,000 for stereolithography equipment at its Express Pattern, Inc. subsidiary. The lease provides for 48 monthly principal and interest payments of approximately $8,700.

NOTE 7. - LONG TERM OBLIGATIONS - STOCKHOLDER

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

NOTE 8. - STOCKHOLDERS' EQUITY

      During the quarter ended March 31, 2001, the Company issued from treasury 25,000 shares of common stock to an accredited investor at a price of $2.00 per share, resulting in proceeds of $50,000. The Company also issued from treasury 21,737 shares of common stock in accordance with its equity line of credit agreement resulting in proceeds of $50,474, net of expenses of $12,026. In addition, various employees exercised stock options with exercise prices ranging from $1.50 to $2.50 per share, resulting in the issuance of 4,645 shares of common stock from treasury and proceeds of $9,160. The original cost of the above shares issued from treasury exceeded the proceeds from issuances by $18,823 in aggregate, resulting in a loss charged to accumulated deficit.

      During the quarter ended June 30, 2001, the Company sold 306,028 shares of the common stock to accredited investors at prices ranging from $1.88 to $2.00 per share, resulting in proceeds of $599,900. The Company issued 40,554 of these shares of common stock from treasury with an original cost exceeding the proceeds from issuances by $22,609, which was charged to accumulated deficit. In connection with these transactions, the Company granted 35,400 warrants to purchase common stock at prices ranging from $3.00 to $4.00 per share. The warrants became exercisable on June 15, 2001 and expire on June 15, 2004. In addition, during the second quarter employee stock options with exercise prices ranging from $1.88 to $2.50 per share were exercised, resulting in the issuance of 1,228 shares of the Company's common stock and proceeds of $2,875.

      During the quarter ended June 30, 2001, convertible notes payable to former Osley & Whitney, Inc. shareholders, along with accrued interest and other outstanding liabilities, aggregating $119,131 were converted into 63,963 shares of the Company's common stock.

      During the quarter ended September 30, 2001, the Company sold 137,500 shares of the common stock to accredited investors at prices ranging from $2.00 to $2.25 per share, resulting in proceeds of $270,000, net of expenses of $30,000. In addition, during the third quarter employee stock options with exercise prices from $1.00 to $1.50 per share were exercised, resulting in the issuance of 27,800 shares of common stock. Further, in lieu of a cash payment in the amount of $29,200, the Company reduced an outstanding employee related liability to the individual.

NOTE 9. - BUSINESS SEGMENTS

      Business segments are determined based on differences in products, production processes and internal reporting. The Company's businesses were previously organized, managed and internally reported as two segments. During the quarter ended June 30, 2001, the Company formed Infinite Photonics, Inc., a majority owned subsidiary to commercialize production of grating coupled surface emitting laser (GCSEL) diodes. As a result of the formation of this entity a third business segment was established. All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

         A summary of selected consolidated information for the Company's industry segments during the periods ended September 30, 2001 and September 30, 2000, respectively, is as follows:

                                        Laser         Photonics       Plastics     Unallocated
                                        Group           Group           Group       Corporate      Consolidated
                                        -----           -----           -----       ---------      ------------
Three Months Ended Sept. 30, 2001

Sales to unaffiliated customers      $ 1,923,920     $  394,584     $ 1,019,879     $       --     $  3,338,383
                                     ===========     ==========     ===========     ==========     ============
Operating loss                       $   (35,062)    $ (114,990)    $  (349,451)    $ (145,973)    $   (645,476)
                                     ===========     ==========     ===========     ==========     ============

Three Months Ended Sept. 30, 2000

Sales to unaffiliated customers      $ 1,407,810     $       --     $ 1,594,663     $       --     $  3,002,473
                                     ===========     ==========     ===========     ==========     ============
Operating loss                       $   (93,519)    $       --     $  (105,017)    $ (148,060)    $   (346,596)
                                     ===========     ==========     ===========     ==========     ============

Nine Months Ended Sept. 30, 2001

Sales to unaffiliated customers      $ 5,870,843     $  535,794     $ 4,199,722     $       --     $ 10,606,359
                                     ===========     ==========     ===========     ==========     ============
Operating income (loss)              $   155,642     $ (427,886)    $  (891,963)    $ (136,921)    $ (1,301,128)
                                     ===========     ==========     ===========     ==========     ============
Nine Months Ended Sept. 30, 2000

Sales to unaffiliated customers        4,732,199     $       --     $ 4,754,939     $        --    $  9,487,138
                                     ===========     ==========     ===========     ===========    ============

Operating loss                       $  (284,949)    $       --     $   (57,457)    $  (566,787)   $   (909,193)
                                     ===========     ==========     ===========     ===========    ============

NOTE 10. - SUBSEQUENT EVENTS

      Subsequent to September 30, 2001, the Company issued unsecured short-term notes payable to its president and a stockholder in the amount of $37,000 and $10,000 respectively. The notes bear interest at 10%.

      During November 2001, the Company sold 90,000 shares of the common stock to accredited investors for $1.25 per share, resulting in proceeds of $112,500.

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

OUR BUSINESS

      Our business has three segments, the Laser Group, the Photonics Group and the Plastics Group. We sell products and services in the fields of material processing, advanced manufacturing methods, GCSEL diode manufacturing and laser-application technology. We have approximately 140 employees.

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

      During 2000, ATG completed initial prototype testing of proprietary grating coupled surface emitting laser (GCSEL) diode technology and furthered initial patent applications on the technology. During the first quarter of 2001, the Company formed Infinite Photonics, Inc. (IP - Orlando, FL) to begin manufacturing, marketing and commercialization of the technology for telecommunications, materials processing, medical and other applications. Facilities are being developed in Orlando, FL. Infinite Photonics and MetaTek, Inc. ("MT"- Albuquerque, NM) are included in the Photonics Group.

      We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal executive offices are located at 2364 Post Road, Warwick, RI 02886 and our facsimile number is (401) 738-6180. Our subsidiaries are located in Rhode Island, Massachusetts, New Mexico, Ohio, Florida and Illinois. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, www.infinitephotonics.com, www.mlpc.com and www.expresspattern.com. Information contained on our websites does not constitute a part of this Report.

Effects of Recent Events

      The terrorist attacks in New York and Washington, D.C. on September 11, 2001, additional threatened terrorist acts, and the ongoing military action have created uncertainties in our industry, as well as domestic and international economies, and the financial markets in general. These events, and potential future terrorist acts, may result in reduced demand from our clients for our services and products and may potentially have a material adverse effect on our business, financial condition and operating results. It is too soon, however, for us to reasonably estimate the impact of these tragic events on our industry and our future financial performance.

      We continue to experience operating losses in 2001, with our third quarter negatively impacted by the tragedy of September 11. That tragedy resulted in delays at LF in the receipt of materials for aerospace and jet engine parts, a slowdown in prototype part orders at EP, and slowed demand for new injection molds at OW. This tragedy coupled with generally falling demand for plastic products due to the rapid increase in petroleum prices in 2000 and early 2001, resulted in reduced O&W/EP profitability. Although the bankruptcy of our significant long-term OW customer, Polaroid, did not result in accounts receivable losses, it did result in reduced year over year revenues for OW. Finally, the events of September 11 have negatively impacted the Nasdaq market in general and our stock trading price and volume, in particular, and have reduced our ability to complete private placement transactions to improve our capital position. This has resulted in reductions in cash flow, increased borrowings from banks and an increased negative working capital position.

      Despite these negative events, we improved net year over year revenues, and comparable quarter over quarter net revenues, primarily due to increased revenues at LF from laser materials processing of power generation gas turbine parts, and increased contract research and development at ATG and MLPC from DARPA and AFRL, respectively.

The Laser Group

      Our Laser Fare (LF) subsidiary is primarily engaged in contract laser material processing; and develops new applications for industrial lasers. Laser Fare has 25 high-powered computer controlled lasers that are capable of performing a wide variety of manufacturing with multi-axis manipulation. Laser Fare also manufactures stents and complete assemblies for selective medical product companies. Approximately 75% of Laser Fare's sales come from customers in the medical device, aerospace and power generation industries. Customers include General Electric, United Technologies, Honeywell, Stryker Medical and Dey Laboratories. Through Laser Fare we also provide a variety of value-added services that include assembly, heat-treating, coating, testing and inspection. We quote orders through traditional sales methods as well as through our Web site at www.laserfare.com. Laser Fare is certified for overhaul and repair by the Federal Aviation Administration (FAA No. LQFR37K), and as a Contract Manufacturer (Type E) by the Food and Drug Administration (FDA No. 1287338).

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

      Our Advanced Technology Group (ATG) conducts research and development programs for industrial and government sponsors. ATG has recently been awarded several contracts and subcontracts sponsored by the Defense Advanced Research Project Agency (DARPA). DARPA is the central research and development organization for the Department of Defense (DoD). It manages and directs selected basic and applied research and development projects for DoD, and pursues research and technology where risk and payoff are both very high and where success may provide dramatic advances for traditional military roles and missions and dual-use commercial applications. Laser direct write technologies enable cost-effective manufacturing of engineered components without the use of expensive tooling by directly depositing materials on substrates with laser energy. These laser technologies have applications across a broad range of industries, including telecommunications, materials processing, and automotive and consumer electronics.

The Photonics Group

      Our GCSEL products can be fabricated for use as either a source laser (such as1550nM) or pump lasers (such as 980nM) for telecommunications, materials processing, medical and other applications. We have obtained one patent; have nine patents pending and an additional 10 patents under development for GCSEL and related technologies. In addition to our research physicists and engineers, we have also engaged researchers at the Photonics Research Center at the University of Connecticut, the Ioffe Institute, and the School of Optics / Center for Research and Education in Optics and Lasers ("CREOL") at the University of Central Florida in Orlando on applications of our grating coupled surface emitting lasers. Semiconductor diode wafers used in the manufacture of our GCSEL's are processed through our strategic alliance partner, Cutting Edge Optronics, (a TRW subsidiary) and we are qualifying a second source, as required by most major telecommunications equipment manufacturers.

      To date we have prototyped 980nM and 1550nM GCSEL diodes for use in telecommunications and other commercial pump and source laser applications, and tested them for continuous wave (CW) power, linewidth, divergence angle, tunability and other characteristics necessary for commercial use. We compete with companies producing traditional edge emitting laser diodes used in telecommunications, such as Fabry-Perot (FP) and Distributed Feedback (DFB) diode lasers, as well as Vertically Coupled Surface Emitting Lasers (VCSEL). We believe our GCSEL's produce the best overall combination of: power and divergence angle of emitted light; require lower cost or no cost collimating optics; provide lower test, burn-in and packaging cost; and provide tunable range over a greater number of available channels than current competitive FP, DFB and VCSEL technology. Our GCSEL's have:

      o Higher CW power than currently commercially available FP, DFB and VCSEL;
      o Lower Divergence Angle than FP, DFB or VCSEL for the emitted light (which reduces the cost and complexity, or eliminates, collimating optics needed to focus into the fiber);
      o Narrower Emission Linewidth allowing for more channels with greater tunable range; and
      o Surface Emitting qualities similar to VCSEL's (which allow for lower cost testing on wafer, and simpler and less costly coupling to fiber optics) over competitive edge emitting FP and DFB.

      Our management continues to investigate and implement strategies aimed at developing the applied photonics segment of our business. These included acquisition of intellectual property rights, filing of patents, and additional funds for research and development of GCSEL technology and products. We are currently involved in discussions with Fortune 500 companies and others, which would provide funding and additional revenue sources from the formation of strategic partnerships. In March 2000, we formed a strategic alliance with Cutting Edge Optronics, Inc., a subsidiary of TRW, for prototype and pilot manufacture of our GCSEL laser diodes.

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

      In July 2001, we were certified by the Florida Governor's Office as a Semiconductor Diode Facility and exempted from sales and use taxes under Florida's Semiconductor, Defense and Space Technology Facility program. We are in the process of establishing diode development facilities near UCF-CREOL in Orlando. We are exploring numerous funding sources to ramp-up product development, the second site manufacturing capability in Orlando, and develop additional sales, marketing and administrative infrastructure. On November 13, 2001, we received notice of a pre-award of a contract (subject to final contract negotiations) for further GCSEL development.

The Plastics Group

      In April 1999, we acquired 100% of the outstanding capital stock of Osley & Whitney, Inc. (O&W), a privately held Massachusetts corporation. O&W is a fifty-one-year-old plastic injection moldbuilding company located in Westfield, MA with approximately 42 employees. It serves a blue-ribbon clientele of automotive, automotive aftermarket, consumer sporting goods, and office machine equipment from its 21,500-sq. ft. manufacturing facility. Our proprietary ExpressTool (ET) mold fabrication and conformal cooling technologies lower the cost of molded parts, increase molding capacity and provide shorter delivery times over conventional constructed molds and has been integrated into our Westfield facility.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its product development activities through a series of private placements of debt and equity securities. At September 30, 2001, we had cash and cash equivalents of approximately $100,000 available for our working capital needs and planned capital asset expenditures.

      While the majority of the revenues realized during the nine months ended September 30, 2001 were attributed to our LF and O&W operations, we anticipate improved revenue from our other divisions and positive results from expense containment measures that have been implemented. We anticipate that our equity line of credit, as well as other strategies for raising additional working capital through debt and/or equity transactions will provide improved liquidity. In the first quarter of 2001, $250,469 of proceeds were received from the sale of equity comprised of (a) two installment payments under the subscription agreement totaling $137,969, with interest, (b) a drawdown under the equity line of credit of $62,500, and (c) a private placement of $50,000. Additional private placements of approximately $200,000, conversions of debt to equity of approximately $120,000 and conversion of a capital lease obligation to our principal shareholder of $448,830 to stockholders' equity were completed in April 2001. In June 2001 an additional private placement of $400,000 was completed and the final installment payment under a subscription agreement of $62,500, plus accrued interest was received. In July 2001 an additional private placement of $270,000, net of expenses of $30,000, was completed.

      At September 30, 2001, we had a working capital deficit of $2,699,608. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding from conventional banking institutions as well as exploring the availability of government funds for the purchase of equipment and facilities, among others. There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

      Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and net tangible assets of $2.0 million (stockholders' equity, less unamortized goodwill). If we fail to meet these requirements, our stock could be delisted. Last year we received a series of letters from Nasdaq addressing our failure to satisfy the minimum net tangible asset continued listing requirements for the SmallCap Market. As a result of private placement transactions consummated after December 31, 2000, and during the quarter ended June 30, 2001, we received a letter from Nasdaq that we were in compliance with the net tangible asset requirement at that date.

      Because of the tragedy of September 11, 2001, and the resultant market disruptions, our capital raising efforts were substantially impaired. As a result, at September 30, 2001 we were below the minimum net tangible assets listing maintenance requirements. With the recovery of the markets we are actively pursuing private placement transactions that will remedy this deficiency.

                              Results of Operations

Laser group

      Revenues from our laser material processing, value added services, advanced technology consulting and laser services for the quarter ended September 30, 2001 were $1,923,920, ($1,407,810 at September 30, 2000) with a gross profit for the period of $671,831 ($660,051 at September 30, 2000).

Photonics Group

      Revenues related to the Photonics Group in the quarter ending September 30, 2001 amounted to $394,584 with a gross profit of $93,096. There were no revenues in this group for the quarter ended September 30, 2000.

Plastics group

      Revenues from our plastic mold building, conformal cooling and proprietary thermal management of high production injection mold tooling, and plastic rapid prototyping services for quarter ended September 30, 2001 were $1,019,879 ($1,594,663 at September 30, 2000) with a gross profit for the period of $107,533 ($379,675 at September 30, 2000).

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Consolidated revenues for the three months ended September 30, 2001 were $3,338,383 on cost of sales of $2,465,923, resulting in a gross profit of $872,460 for the quarter. Consolidated revenues for the three months ended September 30, 2000 were $3,002,473 on cost of sales of $1,962,747, resulting in a gross profit of $1,039,726. The increase of $335,910 or 11.2% in consolidated revenues for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, was due to a general increase in revenues associated with gas turbine power generation parts at the Laser Group, and from contract research and development revenues from DARPA and AFRL.

      Research and development expenses were $236,470 for the three months ended September 30, 2001 as compared to $265,027 for the three months ended September 30, 2000. The decrease of $28,557 or 10.8 % was primarily attributable to a different mix of development efforts.

      General and administrative expenses were $772,708 for the three months ended September 30, 2001 as compared to $652,800 for the three months ended September 30, 2000. The increase of $119,908, or 18.4 %, was primarily attributed to executive and administrative salary increases related to the addition of the position of chief operating officer, as well as other costs related to the formation of the Infinite Photonics subsidiary.

      Selling expenses were $156,539 for the three months ended September 30, 2001 as compared to $172,235 for the three months ended September 30, 2000, reflecting lower commissions on lower part revenues.

      Depreciation and amortization expense totaled $352,219 for the three months ended September 30, 2001 as compared to $296,260 for the three months ended September 30, 2000. The increase reflects increased capital equipment at our EP subsidiary. Interest expense was $85,712 for the three months ended September 30, 2001 as compared to $201,813 for the three months ended September 30, 2000. The decrease of $116,101 was due primarily to lower rates from the decreases in the prime interest rate, the satisfaction of certain obligations during 2001 and a reduction of interest paid under a capital lease converted to equity by our president. .

      The loss from operations was $645,476 for the three months ended September 30, 2001 as compared to a loss of $346,596 for the three months ended September 30, 2000. The increase of $298,880, or 86.2%, was primarily attributed to start-up costs at Infinite Photonics and reduced profitability in the Plastics Group.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

      Consolidated revenue for the nine months ended September 30, 2001 were $10,606,359 with $5,870,843 of sales coming from the Laser Group, $535,794 coming from the Photonics Group, and $4,199,722 of sales coming from the Plastics Group. Cost of sales totaled $7,824,147 and a gross profit of $2,782,212 was realized for the period. For the nine months ended September 30, 2000 sales were $9,487,138, with $4,732,199 of sales coming from the Laser Group and $4,754,939 of sales coming from the Plastics Group. Consolidated cost of sales was $6,276,672 for the first nine months of 2000 and the Company realized a gross profit of $3,210,466 for the period. The increase in consolidated revenues of $1,119,221 or 11.8% compared to the nine months ended September 30, 2000 was due to increased revenues within the Laser segment, principally in gas turbine parts for the power generation industry and contract R&D in the Photonics Group.

      Research and development expenses were $404,722 during the nine months ended September 30, 2001 as compared to $790,403 during the nine months ended September 30, 2000. The decrease of $385,681 or 48.8 % was primarily attributed to a different mix of development efforts for the Infinite Photonics' GCSEL technology, as previous research and development is moved into commercialization.

      General and administration expenses for the nine months ended September 30, 2001 were $2,290,513 as compared to $1,989,325 for the nine months ended September 30, 2000. Cost containment savings in the first quarter were partially offset by the increase due to executive and administrative salary increases related to the addition of the position of Chief Operating Officer, as well as other costs related to the formation of the Infinite Photonics subsidiary.

      Selling expenses were $503,256 for the nine months ended September 30, 2001 as compared to $488,667 for the first nine months of 2000. The increase reflected commissions paid on higher year over year sales volumes.

      Depreciation and amortization expenses totaled $884,849 for the nine months ended September 30, 2001 as compared to $851,264 for the nine months ended September 30, 2000. The increase was primarily due to a capital lease at our EP subsidiary.

      Interest expense was $458,593 and $562,864 during the nine-month periods ended September 30, 2001 and 2000 respectively. The decrease in interest expense was due primarily to lower rates from the decreases in the prime interest rate, the satisfaction of certain obligations during 2001 and a reduction of interest paid under a capital lease converted to equity by our president.

      We had a consolidated net loss of $1,763,360 for the nine months ended September 30, 2001 as compared to consolidated net loss of $1,487,934 during the nine months ended September 30, 2000.

Part II - Other information

      Items 1-5- None

      Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  On August 6, 2001, Infinite Group, Inc. filed a Report on Form 8-K regarding a change in Infinite Group, Inc.'s auditors.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 14, 2001

                                        INFINITE GROUP, INC.


                                        By: ss/ Clifford G. Brockmyre
                                           -------------------------------------
                                           Clifford G. Brockmyre, President
                                           And Chief Executive Officer


                                        By: ss/ Bruce J. Garreau
                                           -------------------------------------
                                           Bruce J. Garreau
                                           Chief Financial Officer
                                           (principal accounting officer)