Form 10KSB
period 2001-12-31
INFINITE GROUP INC
filed 2002-03-29
CIK 884650

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                   52-1490422
-----------------------------------        -------------------------------------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

2364 Post Road, Warwick, RI                02886
-----------------------------------        -------------------------------------
(Address of principal executive
offices)                                   (Zip Code)

Issuer's telephone number                  (401) 738-5777

Securities registered under Section 12(b) of the Exchange Act:

                                           Name of each exchange on which
Title of each class                        registered
-----------------------------------        -------------------------------------
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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant's revenues for the year ended December 31, 2001 were $8,507,648.

As of March 27, 2002, there were 5,577,086 outstanding shares of common stock, par value $0.001 per share.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 27, 2002, based on the average bid and asked price on such date was $11,711,881.

DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
        Item 1.Business                                                        3
        Item 2.Properties                                                     16
        Item 3.Legal Proceedings.                                             16
        Item 4.Submission of Matters to a Vote of Security Holders            16

PART II
        Item 5.  Market for Common Equity and Related Stockholder Matters     17
        Item 6.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    18
        Item 7.  Financial Statements                                         25
        Item 8.  Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                     25
PART III
        Item 9.  Directors and Executive Officers                             26
        Item 10. Executive Compensation                                       29
        Item 11. Security Ownership of Certain Beneficial Owners and
                   Management                                                 33
        Item 12. Certain Relationships and Related Transactions               35
        Item 13. Exhibits, and Reports on Form 8-K                            36

PART IV
        Item 14.  Financial Statements                                       F-1

                      FORWARD LOOKING STATEMENT INFORMATION

Various statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these "forward-looking statements." The "forward-looking statements" included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth elsewhere in this Report under the headings "Business," "Factors That May Affect Future Growth," and Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

                                    BUSINESS

We operate through two business segments, our Laser Group and our Photonics Group. Our Laser Group provides comprehensive laser-based materials and processing services. Our Photonics Group develops and markets diodes for source and pump lasers and semiconductor optical amplifiers.

During 2001, we also had a Plastics Group, which consisted of two subsidiaries, Express Pattern, Inc. (EP) and Osley & Whitney, Inc. (O&W). Our Plastics Group provided rapid prototyping services and proprietary mold building services. In November 2001 and December 2001, our board of directors determined to dispose of O&W and EP. Our plan consisted of shutting down the operations of O&W and selling the assets of EP. The sale of EP was consummated on March 14, 2002 and we are in the process of selling off the remaining assets of O&W.

The Laser Group

Our Laser Group provides laser-based manufacturing services (cutting, welding, drilling and assembly) to industrial customers. It uses 26 multi-axis laser workstations to process parts ranging in size from very large (jet engine or gas turbine parts) to very small medical products, such as stents (stents are medical implants used to open veins for better blood flow). We use lasers to fabricate components for customers in the aerospace, defense, medical, telecommunications and sensing industries. We have developed proprietary manufacturing techniques that, we believe, have established us as a valued supplier of engineered components.

Substantially all of our laser workstations employ multi-axis lasers, commonly used for industrial component fabrication. One of our laser workstations uses a new system developed with and licensed from Sandia National Laboratories (Sandia). This workstation uses a process called Laser Engineered Net Shaping (LENS(R)), which was developed cooperatively at Sandia by Sandia and a consortium that included our Laser Group, Ford, Motorola, Lockheed Martin and others. The LENS(R) workstation is used to make parts or resurface parts directly in metal by introducing powdered metals through a feeder system, melting the airborne powdered metals as they pass through a small tube with a laser beam, and depositing the metal on to a surface. This process is computer controlled and the systems deposit metals based on information provided from three-dimensional engineering files, such as AutoCad(R). LENS(R) workstations are useful for the overhaul and repair of expensive aerospace parts that would otherwise be discarded, and for depositing rare metals, such as titanium, in complex structures used in medical devices. Lockheed Martin, Barnes Aerospace, United States Government military overhaul depots and Triton Systems are our primary customers to date for these services.

The United States Federal Aviation Administration (FAA) has licensed us to perform overhaul and repair of jet engine and aerospace parts and the United States Food and Drug Administration (FDA) has licensed us as a contract manufacturer of medical devices. Our customers are responsible for obtaining all regulatory approvals of their products or components; we solely manufacture these components to our customers' specifications. We cut, weld, drill and / or assemble parts for over 100 industrial companies, including: General Electric Jet Engine and Gas Turbine divisions; United Technologies' Jet and Aerospace; Barnes Aerospace; Johnson & Johnson; Mitek, Smith & Nephew; Dey Laboratories; and Stryker Medical.

Our Laser Group also provides laser-related contract research and development. We are both a prime contractor and subcontractor on several projects sponsored by the Defense Advanced Research Projects Agency (DARPA). We are a subcontractor on all four of DARPA's Mesoscopic Integrated Conformal Electronics (or MICE) programs. Mesoscopic refers to "handheld", and MICE programs are aimed at providing a series of sophisticated handheld devices for military, industrial and consumer use based on very small electronic components, many of which may be manufactured using lasers. Other research and development projects include acoustic bandgap research for the United States Naval Underwater Warfare Center and the Electric Boat division of General Dynamics, as well as photonic bandgap and high temperature superconductor research for the United States Air Force Research Laboratory (AFRL).

The Laser Group employs 68 full-time technical and engineering personnel in Smithfield and Narragansett, RI in 16,800 square feet of facilities that we own and 8,326 square feet of facilities that we lease.

The Photonics Group

Photonics is the science of generating and harnessing light to do useful work. Lasers and fiber optics are the best-known expressions of photonics technology. We believe photonics technology will be as important to the 21st century as electronics was to the 20th century.

The basic unit of light is the photon, while in electronics it is the electron. Because photons are massless and travel faster than electrons, photonic devices can be smaller and significantly faster than electronic devices. For example, replacing electronics (copper wire) with photonics (fiber optic cable) boosts the capacity of telecommunications transmission lines by a factor of 10,000.

Photonic components are the "enabling technology" in many familiar consumer products including CD-ROM players, digital cameras, displays on laptop computers and calculators, fiber optic cable for telephones, cable television and networked computer systems. In industry, photonic "eyes" enable robots to "see." Photonics is also found in semiconductor manufacturing as well as analytical and process-monitoring applications. In medicine, photonics is at the core of diagnostic instrumentation, laser microsurgery, and filmless real-time imaging.

In April 2001, we organized Infinite Photonics, Inc. to develop and market laser diodes based on our proprietary, patented and patent pending grating coupled surface emitting lasers (GCSEL) diode technology platform developed by our Laser Group's research and development unit over the last four years. In addition to our staff researchers, we also engaged researchers at the Photonics Research Center at the University of Connecticut, the Ioffe Institute in St. Petersburg, Russia and the Center for Research and Education in Optics and Lasers at the University of Central Florida in Orlando to develop applications of our GCSEL's. To date we have obtained one patent (expiring in 2018), have ten patents pending and an additional ten patents are under development for GCSEL and related technologies. We own the intellectual property, which in addition to patents and patent applications, includes the trade secrets and processing techniques used to manufacture these diodes.

Our diode lasers are produced from two to four inch semiconductor wafer material, usually indium phosphide (InP), gallium arsenide (GaAs), or gallium nitride (GaN). The semiconductor wafer material chosen determines the wavelength of the laser beam, such as 980 nanometers for GaAs, 1550 nanometers for InP, and 1480 nanometers for GaN. A nanometer is one billionth of a meter. The semiconductor diode wafers we currently use in the manufacture of GCSEL's are processed at Industrial Microphotonics Company (a TRW subsidiary). We are currently qualifying a second wafer-manufacturing source, as required by most larger telecommunications equipment manufacturers.

A three-inch semiconductor wafer has the potential to produce substantially more than 2,000 individual diode lasers as small as a millimeter by one and one-half millimeters. Each diode can emit laser energy (lase) with continuous power of greater than one watt. Each individual diode has two sections, active and passive. The passive area of each diode on the wafer is etched with one of a variety of grating patterns. It is through this grating on the surface of the diode that the laser beam emits, hence the name, Grating Coupled Surface Emitting Laser. At the opposite end of the diode from the grating, a contact is placed on the diode to provide electrical power, and a thermo-electric cooler or heat sink may be used to cool the diode during operation. When electrical power is applied to the contact, lasing begins in the semiconductor material, and laser energy is emitted through the grating. The device is packaged to protect the diode, along with a very small focusing lens, and that lens is used to focus the laser beam into the end of the fiber optic cable.

Our competitors produce diode lasers that can either emit from the edge of the wafer material, such as processes known as Fabry-Perot or Distributed Feedback diode lasers, or through the surface, such as through a surface emitting technology different from ours, known as Vertically Coupled Surface Emitting Lasers. Each technology has different characteristics in terms of cost, power output and laser beam quality. We believe that our GCSEL diodes produce the best overall combination of cost, power and beam quality of emitted light. Because the beam comes out of the grating in a cylindrical shape (low beam spreading), our diodes require lower cost focusing optics. Emitting the beam from the wide surface of the wafer (as opposed to the narrow edge of the wafer) allows our diodes to be tested on the wafer, which provides lower test, burn-in and packaging costs. Finally, the very narrow line width of the beam allows for tunability over a greater number of available channels. The qualities of our diode lasers in comparison to competitive diodes include:

      o Power of up to eight watts compared to currently commercially available power of under one watt;
      o Beam spreading of less than one degree as compared to 12 to 30 degrees for edge emitted laser energy (which reduces the cost and complexity of the optics needed to focus to the fiber); and
      o Relatively narrow line width of emitted laser energy (which allows for more than 50 communication channels on a single fiber optic cable).

We have many of the same disadvantages of most emerging technology start-ups, which includes among others: market acceptance of a new technology; customer commitment to engineer or re-engineer their products to incorporate our technology; the need to expand rapidly and attract talented personnel; and the need to raise capital to fund that expansion.

On January 23, 2002, Infinite Photonics, Inc. signed and commenced a $12.0 million research and development contract with DARPA, which is scheduled to conclude by the end of 2003. The purpose of the contract is to provide DARPA with pump and source laser diodes and grating coupled semiconductor optical amplifiers with powers much higher than the current industry standard of about
0.3 watts (more than one watt with a goal as high as ten watts), high repetition rates (up to 20,000 laser pulses per second), and high beam quality (minimum beam spreading of the laser). We will own the intellectual property developed under the contract.

In March 2002, we signed a one-year lease with the Central Florida Research Park in Orlando, Florida for a 6,750 square foot laboratory and manufacturing facility. This facility replaces laboratory and office space we were leasing on a short-term basis from the University of Central Florida. Depending on market acceptance of our products once we achieve full production, we may require more space in the foreseeable future.

Our Photonics Group employs ten full-time personnel. We expect to grow our Photonics Group staff to approximately 30 to 40 full-time employees by the end of 2002. We currently have subcontractors producing raw material (semiconductor wafers), electrical drivers, power supplies and devices to control the heat produced by our diodes (thermal management). The proprietary grating patterns etched into the semiconductor wafers for different applications are accomplished at our current facilities in Orlando, FL and in St. Petersburg, Russia at the Ioffe Institute.

We expect to acquire a minimum of approximately $1.2 million in capital equipment over the next year through equipment operating leases that will be negotiated under terms available at the time of acquisition. Additionally, we currently have semiconductor steppers and other relatively high cost equipment available to us on a per hour basis from the University of Central Florida, as well as from other commercial facilities. We estimate that this equipment will support up to $10.0 million in annual revenue capacity. Our Florida facility is certified for exemption by the Governor's Office from sales and use taxes under Florida's Semiconductor, Defense and Space Technology Facilities Program.

We intend to continue to use a combination of direct sales to customers, contract research and development for new and existing customer applications and early stage prototype assistance to foster our Photonics Group's growth.

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal executive offices are located at 2364 Post Road, Warwick, RI 02886 and our facsimile number is (401) 738-6180. Our subsidiaries are located in Rhode Island and Florida. We maintain sites on the World Wide Web at www.infinite-group.com, www.laserfare.com, and www.infinitephotonics.com. Information contained on any of our websites do not constitute a part of this Report on Form 10-KSB.

Factors that may affect future growth.

In addition to the other information provided in our reports, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

We have experienced losses in the current and prior years and we anticipate that we will continue to generate operating losses for at least the first quarter of 2002.

Our operations to date have not been profitable. As of December 31, 2001 we had an accumulated deficit of approximately $23.5 million. We expect to continue operating at a loss during the first quarter of 2002. The majority of the operating losses during 2001 were primarily attributable to discontinued injection molding operations at our former Osley & Whitney, Inc. subsidiary and start up costs at our Infinite Photonics, Inc. subsidiary. Other factors that could adversely affect our operating results in the future include:

      o     the cost of manufacturing scale-up and production at our Photonics
            Group;
      o introduction of new products and product enhancements by us or our competitors;
      o     changes in applied photonics technologies; and
      o     changes in general economic conditions.

We cannot assure you that our revenues will increase sufficiently to offset our operating costs or that, even if they do, that our operations will ever be profitable.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2001 we had current liabilities, including trade payables, of $6.2 million, and long-term liabilities of $2.6 million and a working capital deficit of $1.7 million. We continue to experience working capital shortages that impair our business operations and growth strategy. If we continue to incur operating losses and experience working capital limitations, our business, operations and financial condition will be materially adversely affected.

We may require additional financing in the future, which may not be available on acceptable terms.

Depending on the amount of money we raise under our existing credit facilities, we may require additional funds to expand our production capability, continue to develop new applications for our diode technology and for working capital and general corporate purposes. At this time, we cannot assure you that cash flow from product sales will reach the level required to sustain our operations and growth plans in the near term. Further, we cannot assure you that adequate additional financing will be available or, if available, will be offered on acceptable terms. Our existing credit facilities limit our ability to raise capital through the sale of our securities. Accordingly, if we need additional capital but are unable to access it under our existing facilities, our access to capital may be limited. In addition, any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected and we may have to cease or substantially reduce operations.

Some of our products and services are at an early stage of development and may not achieve market acceptance.

Our primary focus is to develop new commercial applications for our diode laser and laser-driven technologies. Many of the benefits of our diode laser and laser technologies are not widely known. Therefore, we anticipate that we will need to educate our target markets to generate demand for our products and services and, as a result of market feedback, we may be required to further refine these services. In order to persuade potential customers to purchase our services, we will need to overcome industry resistance to, and suspicion of, new technologies. In addition, developing new applications for these technologies and other new technologies may require significant further research, development, testing and marketing prior to commercialization. We cannot assure you that commercial applications of these technologies can be successfully developed, marketed or produced.

Some of our current products and services have not been commercially successful.

Our laser materials processing services have not generated a significant amount of revenue, even though they have been available for some time. In addition, since the number of jet engine, aerospace and medical device manufacturers is relatively small, most of our revenue from these businesses is generated from a limited number of customers. We cannot assure you that these customers will continue to purchase these products and services or that we will be able to expand the market for these products and services. Therefore, any material delay, retooling, cancellation or reduction in orders from the customers who purchase these products and services could have a material adverse affect on our business, operations and financial condition.

We have limited marketing and sales capabilities and must make sales in fragmented markets.

Our future success depends, to a great extent, on our ability to successfully market our products and services. We currently have limited sales and marketing capabilities and experience at our Photonics Group (generally limited to technical trade conferences, technical publications, and direct customer inquiry) and we will need to hire qualified sales and marketing personnel, develop additional sales and marketing programs and establish sales distribution channels in order to achieve and sustain commercial sales of our products. In addition, our ability to successfully market our products and services is further complicated by the fact that our principal markets, laser photonics, telecommunications, aerospace and medical components, are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant product sales.

We depend on the aerospace, laser photonic, telecommunications and medical device industries, which continually produce technologically advanced products.

A majority of our sales in our Laser Group are to companies in the aerospace, laser photonic, telecommunications and medical device industries, which are subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment and market demand, their products could become obsolete and the demand for our services could decline significantly. If we are unable to offer cost-effective, quick-response manufacturing services to customers, demand for our services will also decline. This would have a material adverse affect on our business, operations and financial condition.

We depend on government research and development contracts to support our Photonics Group.

Substantially all of our Photonics Group revenue has been derived from governmental research programs. Any reduction in spending on these programs would have a material adverse affect on our business, operations and financial condition.

Our industry is intensely competitive, which may adversely affect our operations and financial results.

All our markets are intensely competitive and numerous companies offer conventional and laser driven products and services that compete with our products and services. We anticipate that competition for our products and services will continue to increase. Most of our competitors have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities and experience. These companies, or others, could undertake extensive research and development in laser technology and related fields that could result in technological changes. Many of these companies also are primary customers for various components, and therefore have significant control over certain markets that we have targeted. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures. Our inability to provide comparable or better products and services at a lower cost than our competitors could adversely effect demand for our products and services. We cannot assure you that our competitors will not succeed in developing technologies in these fields which will enable them to offer laser services more advanced and less costly than those we offer or which could render our technologies obsolete.

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

Our strategy for research and development and for the commercialization of our products contemplates a continuing relationship with various publicly and privately funded consortia and our existing relationships will continue with strategic partners, original equipment manufacturers (OEMs), potential licensees and others. We depend on these associations and relationships not only to underwrite our research and development efforts, but also for product testing and to create markets for our products and services. The majority of our product research has been funded by customers or potential customers. We cannot assure you that our existing relationships will continue or the extent to which the parties to such arrangements will continue to allocate time of resources to these strategic alliances. Similarly, we cannot assure you that we will be able to enter into new arrangements in the future. In addition, we cannot assure you that any agreement will progress to a production phase or, if production commences, that we will receive significant revenues as a result of these relationships. The majority of our relationships for product development or contract research is for one to two years in duration, and is generally cancelable based on attaining or not attaining the customers' milestones.

We have only limited manufacturing capabilities and our inability to continuously manufacture products on a cost-effective basis would harm our business.

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

Our ability to compete successfully depends, in part, on our ability to protect our products and technologies under United States and foreign patent laws, to preserve trade secrets and other proprietary information and technologies, and to operate without infringing the proprietary rights of others. We cannot assure you that patent applications relating to our products or potential products will result in patents being issued, that any issued patents will afford adequate protection or not be challenged, invalidated, infringed or circumvented, or that any rights granted will give us a competitive advantage. Furthermore, we cannot assure you that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of our product or technologies, or, if patents are issued to, or licensed by, us, design around those patents. We cannot assure you that patents owned or licensed and issued in one jurisdiction will also be issued in any other jurisdiction. In addition, we cannot assure you that we can adequately protect our proprietary technology and processes that we maintain as trade secrets. If we are unable to develop and adequately protect our proprietary technology and other assets, our business, financial condition and results of operations will be materially adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers, Clifford G. Brockmyre II, Thomas Mueller, Bruce J. Garreau, and Jeff Bullington who conceived our strategic plan and who are responsible for executing that plan. The loss of any of these key employees may adversely affect our business. At this time we do not have any term "key man" insurance on any of these executives other than a $1.7 million policy on Clifford G. Brockmyre II. If we lose the services of any of these senior executives, our business, operations and financial condition could be materially adversely affected.

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

As we continue to develop new products and as our business grows, significant demands will be placed on our managerial, technical, financial and other resources. One of the keys to our future success will be our ability to attract, hire and retain highly qualified scientific, engineering, marketing, sales and administrative personnel. Competition for qualified personnel in these areas is intense and we will be competing for their services with companies that have substantially greater resources than we do. We cannot assure you that we will be able to identify, attract and retain employees with skills and experience necessary and relevant to the future operations of our business. Our inability to retain or attract qualified personnel in these areas could have a material adverse effect on our business and results of operations.

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

The price of our common stock may be adversely affected by the possible issuance of shares under our credit facilities and as a result of the exercise of outstanding warrants and options.

In addition to the shares that may be issuable under our credit facilities, as of December 31, 2001 we have granted options covering 1,036,037 shares of our common stock under our stock option plans. In addition, we have issued warrants covering 1,083,375 shares of common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

Concentration of ownership

As of March 27, 2002, our chief executive officer, Clifford G. Brockmyre II, is our largest stockholder, owning approximately 24% of the issued and outstanding shares of our common stock. Mr. Brockmyre, as a result, effectively controls all our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

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

Absence of dividends to shareholders.

We have never declared a dividend on our common stock. We do not anticipate paying dividends on the common stock in the foreseeable future. We anticipate that earnings, if any, will be reinvested in the expansion of our business and debt reduction.

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

Our common stock is traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and net tangible assets of $2.0 million (stockholders' equity, less unamortized goodwill). If we fail to meet these requirements, our stock could be delisted. If our stock is delisted, it will trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in our stock price and difficulty in obtaining future financing.

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

Customer concentration

Both our Laser Group and our Photonics Group have experienced significant customer concentration. The Laser Group sells laser services to over 100 customers for jet engine and aerospace parts including: General Electric; United Technologies; Rolls Royce Allison; Barnes Aerospace; and Orenta. Medical laser services are sold to over 20 customers, including Dey Laboratories (a Merck Germany unit), Stryker Medical, and Johnson & Johnson. In our Photonics Group, over 90% of our revenues are derived from sales to the United States Government, including DARPA and AFRL. Due to the concentration of revenues in both groups, loss of any of these customers could have a significant detrimental effect on that group's business and financial results.

Government regulation

To meet aerospace and medical device customer needs, our Laser Fare subsidiary is certified for overhaul and repair by the FAA, and as a Contract Manufacturer by the FDA. We maintain the overhaul and repair license in order to perform laser material processing services on jet engine parts (cutting, welding, drilling) and to use the LENS process to repair or deposit titanium or other metals to aerospace components. Additionally, we maintain the license with the FDA as a contract manufacturer of medical devices to produce such products as asthma testing devices for Dey Laboratories (in which some of the components are cut using laser workstations). However, customers are responsible for the sale and distribution of their products and devices and we do not believe we have liability to end users. As we perform government defense contracts in both our Laser and Photonics Groups, a number of our employees have received National Security Clearance by the appropriate agencies, and we are responsible for compliance with Federal Acquisition Regulations, or "FAR's." In addition, we are audited by the Defense Contract Audit Agency (DCAA), who must periodically approve our hourly billing rates for direct labor charged to our federal contracts.

Patents and intellectual property

Our patents and patent applications relate to diode grating structure, design and processes to produce the diode; thermal management devices to control the heat of the diode and other manufacturing processes; titanium processes for the LENS application, and other manufacturable product discovered or acquired in the course of our research. The majority of our intellectual property is employed directly in the development and manufacture of laser diodes, products using the LENS process or processes used to provide laser processing services. For intellectual property that we discover or develop that is not related to our core businesses, we intend to seek to license or sell this technology to unaffiliated third parties.

Competition

Our Laser Group's materials processing business competes with laser and traditional job shops. We principally compete with universities and large corporations for some of our laser research services. Our proprietary technology allows us to compete in these markets.

Our Photonics Group competes in the estimated $6.0 billion laser diode market. Laser diodes are produced for a large number of consumer, industrial and government purposes. We are focused on three of the larger components of those markets: telecommunications; materials processing; and medical products. We compete against a large global market of component manufacturers, and against many large, well-funded diode manufacturers including industry leaders, such as JDS Uniphase, Nortel, Coherent and Novalux. Much of the industry addresses low to mid-range power applications under 0.5 watts, such as edge emitting diode and vertically coupled surface emitting laser manufacturers. Our product development program is concentrated on applications requiring mid to high power (greater than 1.0 watts), relatively high beam quality (beam spreading less than 1%), and narrow line width (for greater than 50 channel applications). We believe that such applications are and will be important to current and future telecommunications requirements for optical amplification (Raman and EDFA); materials processing applications for ablation (low heat affected zone), and medical applications (low heat affected zone).

We compete with different manufacturers, depending on the type of service or product we provide and the geographic locale of our different operations. Most of our competitors have greater manufacturing, financial, research and development and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location, economies of scale, or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline.

Employees

As of March 29, 2002, we had 78 full-time employees including 38 production personnel, 26 engineering and research personnel, three sales personnel and 11 general and administrative personnel. Our ability to develop, manufacture and market our products and service, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We believe that our relations with our employees are good. None of our employees are covered by a collective bargaining agreement.

Properties

The table below lists our manufacturing and administrative office locations and square feet owned or leased. The Orlando, Florida rent includes electric power, water and high speed internet.

                                Square feet
                        ----------------------------
      Location            Owned           Leased            Annual Rent       Termination Date
---------------------   -----------    -------------       --------------    -------------------
Warwick, RI                 --              2,223          $     35,568             2002
Smithfield, RI            16,800            8,000          $     28,800        Month to Month
Narragansett, RI            --                326          $      6,850             2002
Orlando, FL                 --              6,750          $    104,123             2003

We anticipate the need for additional manufacturing facilities in the foreseeable future that we believe will be available on commercially reasonable terms. We believe all properties are in good operating condition. We do not expect to renew the leases for our Warwick and Narragansett facilities in our continuing effort to reduce general and administrative costs, and to further consolidate functions and personnel either in Smithfield, RI or Orlando, FL.

Legal proceedings

We are a defendant in an action commenced in the Circuit Court for the Sixteenth Judicial Circuit, Kane County, Illinois, by Craftsman Tool & Mold Co. in which the plaintiff alleges that we guaranteed an obligation of O&W in the approximate amount of $130,000. We intend to vigorously defend this action, and believe the plaintiff's position is without merit.

We are the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred Stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action we seek compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorney's fees and costs. In its response to the complaint, Spectra has asserted counterclaims against us which we believe are without merit.

Other than the foregoing proceeding, we are not a party to any material legal proceeding.

Submission of matters to a vote of security holders

None.

                                     PART II

Market for common equity and related stockholder matters

Our common stock is quoted on the Nasdaq SmallCap Market System ("Nasdaq") under the symbol "IMCI". The following table sets forth the high and low bid prices of the common stock for the past two fiscal years by quarter as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

        Period                              High                        Low
        ------                              ----                        ---

2001
      First Quarter                      $4.234                      $1.500
      Second Quarter                      3.990                       1.688
      Third Quarter                       3.320                       1.600
      Fourth Quarter                      4.170                       1.500

2000
      First Quarter                     $18.375                     $ 1.063
      Second Quarter                      4.938                       1.531
      Third Quarter                       6.125                       2.000
      Fourth Quarter                      4.000                       1.375

As of March 27, 2002, we believe that we had approximately 1,650 beneficial stockholders.

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

This report also identifies important factors, which could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the factors discussed under the heading "Factors that may affect future growth" beginning at page 7 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Our business has two segments; our Laser Group and our Photonics Group. During 2001, we sold or discontinued operations of our Plastics Group.

Our Laser Group, comprised of Laser Fare, Inc. (LF -Smithfield, RI) and Mound Laser & Photonics Center, Inc. (MLPC- Miamisburg, OH) provides comprehensive laser-based materials processing services to leading manufacturers. Our Photonics Group, which includes Infinite Photonics, Inc., (Orlando, FL) and the Advanced Technology Group (Narragansett, RI), manufactures and markets our proprietary grating coupled surface emitting laser (GCSEL) diodes. MetaTek, Inc. of Albuquerque, NM was merged into Infinite Photonics, Inc.

Our Plastics Group, which had been comprised of Osley & Whitney, Inc. (Westfield, MA), Materials & Manufacturing Technologies, Inc. (West Kingston,
RI) and Express Pattern, Inc. (Buffalo Grove, IL), provided rapid prototyping services and proprietary mold building services, which were discontinued or sold.

During 2001, we continued to experience operating losses, due primarily to losses in the discontinued Plastics Group attributed to falling demand for our injection molds, and start-up costs for our Photonics Group. These losses resulted in reductions in cash flow and a negative working capital position. We are currently focused on our two primary lines of business and we are actively pursuing additional capital through the equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources.

Our financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States. During 2001, there were a number of new accounting standards issued by the Financial Accounting Standards Board, which we have determined, did not have any effect on our financial statements in 2001 and we anticipate they will not have a material effect on our financial statements in 2002. We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in fiscal 2002.

Forward looking strategy

Our business plan for 2002 includes the completion of our plan to dispose of the Plastics Group commenced in November 2001 and the ramp up of research, engineering, manufacturing, marketing and administrative capability for our Photonics Group.

In cooperation with O&W's secured lender, the majority of O&W's equipment and furnishings were sold at public auction on March 12, 2002, and accounts receivable are being remitted to the secured lender as paid. We expect to sell the O&W real estate during 2002 and satisfy the remaining mortgage. On March 14, 2002 we closed on the sale of the assets of Express Pattern, Inc. for $575,000 in cash (of which $300,000 was paid to O&W's secured lender) and a five year 8% subordinated $100,000 note, due upon maturity with quarterly interest payments.

Our Photonics Group is completing leasehold improvements to its semiconductor laser diode manufacturing facilities in Orlando, Florida, which will be completed during the second quarter of 2002. We have hired or transferred ten research and administrative personnel who are working on the DARPA contract and we are actively interviewing for additional engineering, quality control, manufacturing and administrative personnel. Equipment has started arriving at the facility, and we expect to complete about $1.2 million in capital equipment expansion by the end of 2002, primarily funded through operating leases. As a result of these steps, we expect that our Photonics Group will have approximately $10.0 million in revenue capacity by year-end. In addition, we closed on a $1.0 convertible note with Laurus Master Fund, which has been used to fund salaries and other costs billable under our DARPA contract. We have completed the first technical review with DARPA and believe we are on schedule to meet their timetable for completion of that contract by the end of 2003.

Our Photonics Group is actively engaged in discussions with a number of potential commercial customers to incorporate our technology in their next major product updates planned for late 2002 or early 2003. Our marketing efforts are aimed at customer education and in that regard our staff members have recently presented papers at technical trade shows, such as the recent Photonics West and Optical Fiber conferences, which are attended by representatives of leading companies using diode devices. Additionally, we are actively exploring financing alternatives for our Photonics Group, including through venture capital firms with, in many cases, portfolio companies that could be end users of our products.

Finally, we are completing steps to further reduce corporate overhead including facilities consolidation and other cost reduction measures. We believe that the successful implementation of this plan will result in profitable operations during 2002.

Liquidity and capital resources

We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of December 31, 2001, we had cash and cash equivalents of approximately $130,242 available for our working capital needs and planned capital asset expenditures. In addition, in February, 2002, we closed on a $1.0 million, two year convertible note (see below).

While the majority of the revenues realized as of December 31, 2001 were attributed to our Laser Group operations, we anticipate improved revenue from our Photonics Group and positive results from additional expense containment measures that have been implemented. We anticipate that our existing credit facilities, together with our other strategies for raising additional working capital through debt and/or equity transactions will provide adequate liquidity to fund our operations. Subsequent to year-end, additional private placements of our common stock yielded gross proceeds of $150,000.

At December 31, 2001 we had a working capital deficit of approximately $1.7 million, ($1.3 million after eliminating the assets and liabilities of our discontinued operations). In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding. We have put several agreements in place to potentially provide future liquidity and are exploring several additional arrangements including private placements, direct investment by strategic alliance partners, and venture capital sources. To date we have arranged an equity line of credit (that will be available for use if the trading volume in our common stock reaches certain levels), and an asset based convertible note that is available to fund sales volume increases and working capital needs at our Photonics Group.

Our equity line of credit agreement

On November 20, 2000 we entered into an equity line of credit agreement with Cockfield Holdings Limited (Cockfield). The purpose of the equity line of credit is to provide us with a source of funding for our current activities and for the development of our current and planned products. The equity line of credit agreement establishes what is sometimes referred to as an equity drawdown facility.

Under the equity line of credit agreement, we have the right to sell and Cockfield has agreed to purchase up to 3,000,000 shares of our common stock during a 36-month period. During this period, we may request a drawdown under the equity line of credit by selling shares of our common stock to Cockfield, and Cockfield is obligated to purchase the shares we put to them. The minimum amount we can draw down at any one time is $200,000. The maximum amount we can draw down at any one time will be determined at the time of the drawdown request under a formula contained in the equity line of credit agreement, but cannot be more than $5,000,000.

We may request a drawdown once every 20 trading days, although we are under no obligation to request any drawdowns.

In order to exercise our drawdown rights, we must have an effective registration statement on file with the SEC registering the resale of the shares of our common stock that may be sold to Cockfield. We must also give at least 20 business days advance notice to Cockfield of the date on which we intend to exercise a particular put right and we must indicate the maximum number of shares of our common stock that we intend to sell to Cockfield. At our option, we may also designate a maximum dollar amount of our common stock that we will sell under the put and/or a minimum purchase price per share at which Cockfield may purchase shares under the put. The maximum amount may not to exceed the lesser of a) $5,000,000 or b) fifteen percent (15%) of the weighted average price of our common stock during the 20 trading days immediately prior to the put date, multiplied by the total trading volume of our common stock during the 20 trading days immediately prior to that date.

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

On February 8, 2001, we issued a drawdown notice to Cockfield. This notice offered to sell up to $250,000 of our common stock to Cockfield based on the formula in the stock purchase agreement, during the 20 trading day period beginning on February 9, 2001 and ending on March 9, 2001, but at not less than $3.00 per share. During this period, Cockfield purchased a total of 21,737 shares of our common stock at an average net purchase price of $2.8753 per share. These purchases resulted in aggregate proceeds of $62,500 being paid and released from escrow to us by Cockfield. Jesup & Lamont Securities Corporation received $2,969 as a placement fee in connection with this draw down. Because of relatively low trading volume in our stock, weakness in the general price level of the Nasdaq Stock Market, and a relatively low market price per share of our common stock, we have not been able to meet the minimum put price of $200,000 under that agreement. We expect that as market conditions continue to improve we may be able to meet those minimums in the future.

Our asset based convertible note

On February 8, 2002, we completed a transaction with Laurus Master Fund, Ltd., a New York based hedge fund, (Laurus) for $1.0 million in cash in exchange for a $1,000,000 two-year note bearing interest at 15%, with interest payable quarterly. If we allow Laurus to convert the Note into shares of common stock at $2.25 per share, we will receive an interest rebate from Laurus equal to one percent per $100,000 converted. The Note is secured by a deposit account and by the accounts receivable of our Infinite Photonics subsidiary. Our use of the proceeds of this note is limited to funding expenses under our DARPA contract, and the growth of accounts receivable with commercial customers.

In connection with the transaction, we issued five-year warrants to Laurus to purchase 50,000 shares of common stock at $2.65 per share, paid a $50,000 loan origination fee at closing and paid legal and closing expenses of $37,500.

There is no assurance, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Results of operations

Laser Group

Revenues from our Laser Group for the years ended December 31, 2001 and 2000 were $7,305,574 and $6,285,882, respectively, with a net operating loss of $140,742 and $239,704, respectively. The increase in revenue was due to increased sales to gas turbine and medical device manufacturers. The reduced operating loss resulted from economies of scale.

Photonics Group

Revenues from our Photonics Group for the years ended December 31, 2001 and 2000 were $1,202,074 and $341,688, respectively. Net operating loss for the 2001 period was $332,245 as compared to net income of $84,727 for the 2000 period. The 2001 operating loss was due to start-up costs at Infinite Photonics. The increased revenue in 2001 was attributable to the DARPA contract performed during the period.

Plastics Group

The loss from our discontinued Plastics Group for the year ended December 31, 2001 was $994,045 compared to a loss of $383,665 for the year ended December
31, 2000. The increased loss during 2001 was attributable to a general reduction in revenues at O&W primarily attributable to loss of business from key customers and a $622,000 loss on the disposal of assets divested in connection with these discontinued operations.

Comparison of the years ended December 31, 2001 and 2000

In 2001, consolidated revenues were $8,507,648 on cost of goods sold of $5,897,511 resulting in a gross profit of $2,610,137 from continuing operations for the year. Consolidated revenues from continuing operations in 2000 were $6,627,570 on cost of sales of $ 4,720,649, resulting in a gross profit of $1,906,921. The increase of $ 1,880,078 or 28.4% in consolidated revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to a $1.3 Million DARPA contract in 2001 awarded to our Photonics Group, and increases in sales in our Laser Group to GE Gas Turbine Division for power generation equipment and to medical device manufacturers. Gross profit margin increased in 2001 to 30.7% from 28.8% in 2000. This increase was due to slightly higher margins in both gas turbine and medical devices. We signed a large $12.0 million DARPA contract on January 23, 2002 where net margins are limited to approximately 6.7% for government research which historically has been approximately eight percent. As a result, we expect revenues to increase significantly in 2002, but at lower net margins.

Research and development expenses were $94,665 for the year ended December 31, 2001. Because we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects internal costs associated with new product development efforts. We anticipate that internal research and development expenses will increase in 2002, based on expected GCSEL product development efforts in our Photonics Group based upon customer demand and discretionary cash flows.

General and administrative expenses were $2,735,782 for the year ended December 31, 2001 as compared to $1,775,596 for the year ended December 31, 2000. The increase of $960,186, or 54.1%, is primarily due to Infinite Photonics start-up expenses, the hiring of our new chief operating officer in 2001, reinstatement in 2001 of a 20% salary reduction taken in the previous eighteen months by our executives, and increased legal, investment banking and other fees related to our capital raising activities.

Selling expenses were $307,030 for the year ended December 31, 2001 as compared to $433,845 for the year ended December 31, 2000. The decrease of $126,815, or 29.2%, was primarily attributed to decreased sales salaries and commissions in our Laser Group due to better utilization of cross selling to existing customers, and other efficiencies.

Depreciation and amortization expense totaled $775,924 for the year ended December 31, 2001 as compared to $755,052 for the year ended December 31, 2000. The increase was primarily due to depreciation expense for new lasers acquired for stent production at our Laser Group.

Interest expense was $456,179 during 2001 as compared to $580,239 during 2000. The decrease of $124,060, or 21.4%, was due to a reduction of interest paid on the debt obligations related to the acquisition of O&W, a reduction in short term borrowings in our Laser Group and conversions of debt to equity. Interest income for the year ended December 31, 2001 was $18,508 as compared to $21,003 for the year ended December 31, 2000 due to comparatively lower interest rates in 2001.

We had a consolidated net loss from continuing operations of $1,788,459 for the year ended December 31, 2001 as compared to $1,710,582 in 2000. The loss from discontinued operations was $994,055 for the year ended December 31, 2001 as compared to $383,665 for the period ended December 31, 2000. Disappointing results, offshore Asian competition in the mold business, and a weak market after the tragedies of September 11, 2001 lead to the discontinuance of our Plastics Group.

Effect of new accounting pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

We are currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. We are required to adopt these statements effective January 1, 2002.

Financial statements

Reference is made to the financial statements, the report thereon and notes thereto, beginning on page F-1 of this report.

Changes in and disagreements with accountants on accounting and financial disclosure

During the third quarter of 2001 we filed a current report on Form 8-K regarding a change in our certified public accountants. On August 2, 2001, we were notified that the firm of Freed Maxick Sachs & Murphy, PC, which had previously merged with McGladrey & Pullen, LLP on November 1, 2000, elected to demerge from McGladrey & Pullen, LLP effective August 1, 2001 and that McGladrey & Pullen, LLP would no longer be our auditors. The demerged firm, which is newly named Freed Maxick & Battaglia, CPAs, PC, was appointed as our new auditors by our board of directors. We had no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of the our directors and executive officers.

                                                                              Affiliated
           Name                  Age                 Position                   Since
           ----                  ---                 --------                   -----
Clifford G. Brockmyre II(1)      60       Chairman of the board,                 1994
                                          president and chief executive
                                          officer

Thomas J. Mueller                50       Chief operating officer                2000

Bruce J. Garreau                 51       Chief financial and accounting         1999
                                          officer

Daniel T. Landi                  59       Corporate controller and               1994
                                          secretary

J. Terence Feeley                51       Director                               1994

Michael S. Smith (2)             47       Director                               1995

Brian C. Corridan (2)            53       Director                               2000

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

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Clifford G. Brockmyre II has been a director since October 1994, our president since October 1995 and our chief executive officer since January 1998. For over 27 years, Mr. Brockmyre has been involved in the tooling, machining and manufacturing industries and was the 1992 chairman of the 3000+ corporation member National Tooling and Machining Association. He developed the laser manufacturing liaison to the National Laboratories at Los Alamos, Sandia and Oak Ridge for Laser Fare. The Department of Energy has set up Laser Fare as a model for technology transfer under its Small Business Initiative. Mr. Brockmyre serves on the Rhode Island State Economic Advisory Council, a position he was appointed to by the Governor of Rhode Island.

Thomas J. Mueller became our Chief Operating Officer in December 2000. He joined us in April 1999 as founder and president of our Express Pattern, an Infinite Group subsidiary. He has a long history in rapid prototyping, previously founding Prototype Express, an early rapid prototyping service bureau. Mr. Mueller held engineering and management positions at Baxter Healthcare and Caterpillar. He received BS and MS degrees in mechanical engineering from the University of Illinois and an MS in Management from the Sloan School of Management at MIT.

Bruce J. Garreau became our chief financial officer in July 1999. Prior thereto, he served as a consulting principal with the Corporate Financial Group (CFG), which provided financial, merger and acquisition, planning and strategy services to venture capital funded technology and other start-ups, as well as product and other development services to larger companies. Prior to CFG he was executive vice president and controller of Northeast Savings, FA, Hartford, CT, then the largest publicly traded thrift institution in New England (subsequently acquired by Fleet Bank). He served nine years as senior manager and senior computer specialist at KPMG. Mr. Garreau received a BS in public accountancy from State University of new York at Albany and is a certified public accountant in New York and Connecticut.

Daniel T. Landi is our corporate controller and secretary and was our chief financial officer from August 1994 to July 1999. Prior thereto, from January 1993 to June 1994 he was the chief financial officer of a privately held aerospace research and development company. From June 1991 through 1992, Mr. Landi was a principal of Focused Management Consulting Group, a firm concentrating on acquisitions, mergers, joint ventures and start-up operations, including private placements and initial public offerings. Mr. Landi has extensive domestic and international experience in finance, accounting and information systems with his twenty-six years of progressive growth in overall business and senior financial management with IBM. Mr. Landi received a BS in Finance and an MBA from the University of Connecticut.

J. Terence Feeley has been the president of the Laser Fare -- Advanced Technology Group since 1994. He became a director in March 1999. He was the co-founder, president and chief executive officer of Laser Fare prior to its acquisition by us. Mr. Feeley is the past President of the Laser Institute of America, the author of over 50 papers on laser technology and the co-editor of three books in the area of laser based rapid manufacturing. Mr. Feeley received a BA from the University of Rhode Island.

Michael S. Smith became a director in 1995 and is a member of our audit and compensation committees. He is the president and chief executive officer of Micropub Systems International Inc., a brewery system manufacturer. From October 1992 through January 1997, Mr. Smith was the managing director of corporate finance of H.J. Meyers & Co., an investment-banking firm and was general counsel of that firm from May 1991 through May 1995. Mr. Smith was associated with the law firm of Harter, Secrest & Emery from 1987 until 1991. Mr. Smith received a BA from Cornell University and a JD from Cornell University School of Law.

Brian Q. Corridan became a director in November 2000 and is a member of our audit and compensation committees. Since 1994, he has been president of Corridan & Co. after founding the privately owned full service investment firm registered with the SEC, NYSE and NASD. He has served as a Registered Representative with Prudential Securities, Tucker Anthony-R.L., Day, and Kidder Peabody & Co. Mr. Corridan received a BA from Stonehill College, and is a graduate of the Naval Officers Candidate School in Newport, RI. Also, he is a director of Health New England, serves on the Finance Committee of Baystate Health System, and as a Trustee for several civic and educational organizations, including Our Lady of Elms College and Springfield Technical Community College Assistance Corporation.

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

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to its officers and directors were complied with except as follows:
Thomas J. Mueller - Form 4 two transactions; J. Terence Feeley -- Form 4 two transactions; Bruce J. Garreau - Form 4 one transaction; Clifford G. Brockmyre - Form 4 one transaction.

Directors' compensation

Our directors do not receive any cash consideration for serving as directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. In addition, pursuant to our non-discretionary, non-employee directors' stock option plan, each non-employee director is granted options to purchase 7,500 shares of common stock upon becoming a director and an additional 5,000 shares at the end of each fiscal year during which he served as a director.

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

Executive compensation

Summary Compensation. The following table sets forth certain information concerning compensation for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers ("Named Executives") during 2001, 2000 and 1999 whose aggregate compensation exceeded $100,000.


                              Annual compensation                     Long-term compensation
                     --------------------------------------    --------------------------------------
                                                                             Shares
                                                                              of
                                                                             common
                                                  Other        Restricted    stock           All
     Name and                                    annual          stock     underlying       other
principal position     Salary       Bonus      compensation*     awards     options     compensation
-------------------  ---------     -------     ------------    ----------  ----------    ------------
Clifford G.
Brockmyre
President and
  chief executive
  officer
  2001...........    $ 99,836       $ --         $ --             --             --          --
  2000...........     132,966         --           --             --          11,000         --
  1999...........     163,096         --           --             --          60,019         --

Thomas J. Mueller
Chief operating
  officer
  2001...........      156,651        --          10,500           --         50,000         --
  2000...........      125,643        --            --             --        131,250         --
  1999...........       71,876        --            --             --          --            --

J. Terrence Feeley
President--
  Advanced
  Technology Group
  2001...........      139,861        --          10,298           --        125,000         --
  2000...........      140,297        --           9,288           --        240,000         --
  1999...........      151,603        --           9,652           --          1,731         --

Bruce J. Garreau
Chief financial
officer
  2001...........      158,277        --           6,750           --          --            --
  2000...........      124,868        --           8,308           --        108,500         --
  1999...........       51,714        --            --             --         75,000         --

Daniel T. Landi
Corporate
  controller and
  secretary
  2001...........       75,944        --            --             --          6,500         --
  2000...........       87,966        --            --             --          1,270         --
  1999...........      101,539        --            --             --          --            --

----------
*Reflects executive's contribution to our 401k plan.

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

We have an employment agreement with J. Terence Feeley, president of the Advanced Technology Group, for a term expiring on July 1, 2002, which provides for an annual salary of $150,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Feeley is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. This agreement also provides, among other things, that, if Mr. Feeley is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Feeley, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Feeley during the employment term multiplied by two. The agreement also provided for payments to Mr. Feeley, or his estate, in the event of his death or permanent disability.

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

Stock options

Option grants

The following table sets forth certain information regarding options granted by us in 2001 to each of the Named Executives.

                                                                         Option Grants in Last Fiscal Year
                                              ------------------------------------------------------------------------------------
                                                               Individual Grants
                                              ------------------------------------------------------              Potential
                                                              Percent                                         Realizable Value
                                                              of Total                                            at Assumed
                                                              Options                                          Annual Rates of
                                              Number of       Granted                                            Stock Price
                                                Shares           to                                           Appreciation for
                                              Underlying      Employees    Exercise                             Option Term(1)
                                               Options        in Fiscal      Price        Expiration      -------------------------
       Name                                    Granted           Year      ($/share)         Date              5%             10%
                                              ----------      ---------    ---------      ----------      ---------        --------
Clifford G Brockmyre ...................             --             --             --             --             --              --
Thomas J. Mueller ......................         50,000           28.6   $       2.04        8/30/06        $28,181        $ 62,272
J. Terrence Feeley .....................        125,000           71.4           2.01        9/15/06         69,416         153,391
Bruce J. Garreau .......................             --             --             --             --             --              --
Daniel T. Landi ........................             --             --             --             --             --              --

----------
(1) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder's continued employment through the besting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Form 10KSB.

Option exercises and year-end option values

The following table provides information with respect to options exercised by the Named Executives during 2001 and the number and value of unexercised options held by the Named Executives as of December 31, 2001.

Aggregated option exercises in last fiscal year and year-end option values

                                                                           Number of Shares Underlying       Value of Unexercised
                                                                              Unexercised Options at        In-the-Money Options At
                                                 Shares                          Fiscal Year-End              Fiscal Year-End(2)
                                               Acquired on      Value      -----------------------------   -------------------------
         Name                                  Exercise (#)  Realized(1)    Exercisable   Unexercisable        5%            10%
         ----                                  ------------  -----------    -----------   -------------        --            ---
Clifford G. Brockmyre ..................             --             --          7,337             --         $7,557              --
Thomas J. Mueller ......................         21,550        $22,197         22,200        137,500        $22,866        $114,625
J. Terrence Feeley .....................             --        184,953        278,333        $85,549       $222,933
Bruce J. Garreau .......................         59,300         58,845          4,733         66,667         $4,875         $68,667
Daniel T. Landi ........................          3,438          4,607         13,284             --         $4,732              --

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.
(2) For the purpose of this calculation value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2001 of $2.53 per share

Stock Option Plans

We have stock option plans, which were adopted by our board and approved by our shareholders covering an aggregate of 2,077,014 unexercised shares of our common stock, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 7,500 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, at the end of each fiscal year during which he served as a director. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service.

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

Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the company become available once again for issuance. As of January 31, 2002, we had outstanding stock options to purchase 1,161,037 shares under our option plans, including 22,000 shares to Michael S. Smith and 12,500 shares to Brian Q. Corridan under the our non-employee directors' plan. These options are exercisable at prices ranging from $1.375 to $9.40 per share.

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

          Name of                    Shares of Common Stock       Percentage
    Beneficial Owner (1)             Beneficially Owned (2)      of Class (3)
    --------------------             ----------------------      ------------
Directors and Executive Officers

      Clifford G. Brockmyre II           1,899,703(4)                 33.38%
      J. Terence Feeley                    199,454(5)                  3.76%
      Bruce J. Garreau                     130,333(6)                  2.54%
      Thomas J. Mueller                     49,250(7)                    *
      Daniel T. Landi                       13,180(8)                    *
      Brian Q. Corridan                      4,157(9)                    *
      Michael S. Smith                      10,002(10)                   *
      All executive officers
      and directors as a
      group (7 persons)                  2,307,065(12)                38.89%

5% Stockholders

      Northeast Hampton
      Holdings, LLC (11)                   497,106                     8.85%
      Estate of Ralph P. Lazarra           379,253                     6.90%
-----------------
* less than 1%

(1) The address of Mr. Brockmyre is c/o Infinite Group, Inc. 2364 Post Road, Warwick, RI 02886. The address of Northeast Hamptons Holding, LLC is P. O. Box 146, Boca Raton, FL 33429. The address for the Estate of Ralph P. Lazarra is % Gary A. Martinelli, Esq., 1500 Main Street, Suite 912, Tower Square, PO Box 15407, Springfield, MA 0115.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(4) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership, 7,337 shares subject to currently exercisable options and 544,900 shares subject to currently exercisable warrants.
(5)   Includes 184,953 shares subject to currently exercisable options
(6)   Includes 4,733 shares subject to currently exercisable options.
(7)   Includes 22,200 shares subject to currently exercisable options.
(8)   Includes 13,180 shares subject to currently exercisable options.
(9)   Includes 4,157 shares subject to currently exercisable options.
(10)  Includes 10,002 shares subject to currently exercisable options.
(11) The information with respect to this stockholder was derived from the stockholders Schedule 13D.
(12) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

Certain relationships and related transactions

During 2000 and 2001, our president and chief executive officer loaned us an aggregate of $1,124,000, which bore interest at various interest rates ranging from 10% to 11%. In consideration for these loans, our president was issued warrants to purchase 152,900 shares of common stock at exercise prices ranging from $1.03125 to $3.42 per share. As of December 31, 2001, $50,000 of the loans remained outstanding and $1,074,000 had been converted into 584,599 shares of common stock. In addition, $ 628,579 (including $8,998 of accrued interest) of long-term debt which was outstanding at December 31, 1999 was converted during 2001 into 248,450 shares of common stock. Additionally, during 2000 and 2001, respectively, $168,830 and $117,796 of interest was paid to our president and chief executive officer. The following table summarizes these transactions:


  Loan/Maturity Date       Amount                Purpose            Status
  ------------------       ------                -------            ------
2000

2/1/00-5/1/00             $30,000.00    Working capital     Converted to stock

2/16/00-5/16/00           $30,000.00    Working capital     Converted to stock

3/15/00-6/15/00          $180,000.00    Working capital     Converted to stock

3/30/00-6/30/00           $15,000.00    Working capital     Converted to stock

4/11/00-7/11/00           $20,000.00    Working capital     Converted to stock

4/25/00-7/25/00            $5,000.00    Working capital     Converted to stock

4/25/00-7/25/00            $4,000.00    Working capital     Converted to stock

5/3/00-8/03/00            $35,000.00    Working capital     Converted to stock

5/10/00-8/10/00           $40,000.00    Working capital     Converted to stock

6/6/00-9/6/00            $325,000.00    Working capital     Converted to stock

10/11/00-1/11/01         $290,000.00    Working capital     Converted to stock

Sub-total 2000           $974,000.00
--------------           -----------

2001

01/24/01-3/25/01          $10,000.00    Working capital     Converted to stock

9/10/01-10/10/01          $51,000.00    Working capital     Converted to stock

9/17/01-10/17/01          $12,000.00    Working capital     Converted to stock

10/26/01-10/26/01         $21,000.00    Working capital     Converted to stock

10/02/01-11/02/01          $2,000.00    Working capital     Converted to stock

10/09/01-11/09/01         $23,000.00    Working capital     $19,000 outstanding,
                                                            $4,000 converted to
                                                            stock

10/18/01-11/18/01         $12,000.00    Working capital     Outstanding

10/25/01-11/25/01         $19,000.00    Working capital     Outstanding

Sub-total 2001           $150,000.00
--------------           -----------
Total                     $1,124,000
                         ===========

During the quarter ended June 30, 2001, we were released from a capital lease due to our president relating a laser workstation for stent manufacture and related accrued interest aggregating $448,830. Our president contributed this equipment, which had been purchased in April 2000 for approximately $412,000, to us in exchange for 225,000 shares of our common stock valued at $1.995 per share. The workstation was purchased by our president at a point in time that we did not have the resources to acquire the equipment, which was necessary for our operations.

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

3.1   Restated Certificate of Incorporation of the Company. (1)
3.2 Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (8)
3.3 Certificate of Amendment of Certificate of Incorporation dated February 16, 1999.(9)
3.4   By-Laws of the Company. (1)
4.1   Specimen Stock Certificate. (1)
10.1  Form of Stock Option Plan. (3)
10.2  Form of Stock Option Agreement. (1)
10.3 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (4)
10.4 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995.(5)
10.5  Employment Agreement between Clifford G. Brockmyre II and the Company.
      (12)
10.6 Supply Agreement between Laser Fare, Inc. and Dey Laboratories, L.P. dated October 20, 1997. (8)
10.7 Form of Loan Agreements and Warrant between the Company and Clifford G. Brockmyre. (9)

10.8 Employment Agreement between J. Terence Feeley and the Company dated July 1, 1999. (11)
10.9 Employment Agreement between Bruce J. Garreau and the Company dated October 1, 1999.(11)
10.10 Employment Agreement between Thomas M. O'Connor and the Company dated November 15, 1999. (11)
10.11 Stock Acquisition Agreement between Infinite Group, Inc. and Osley & Whitney, Inc. dated April 16, 1999. (10)
10.12 Stock Acquisition Agreement between Infinite Group, Inc. and Materials & Manufacturing Technologies, Inc. dated March 24, 1999. (11)
10.13 Equity Line of Credit Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)
10.14 Registration Rights Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)
10.15 Escrow Agreement dated as of November 20, 2000, among Registrant, Cockfield Holdings Limited and Epstein Becker & Green, P.C. (12)
10.16 Form of Stock Purchase Warrant dated November 20, 2000, issued to each of Cockfield Holdings Limited and Jesup & Lamont Securities Corporation. (12)
10.17 Securities Purchase Agreement dates as of February 5, 2002 between the Company and Laurus Master Fund, Ltd.*
21    Subsidiaries of the Company.(13)
23    Consent of Freed Maxick Sachs & Murphy, PC*

                          ---------------------------

* Filed herewith.
(1) Previously filed as on Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.
(2)   Incorporated by reference to Report on Form 8-K, dated July 1, 1994.
(3)   Incorporated by reference to 1993 Preliminary Proxy Statement.
(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(7)   Incorporated by reference to Report on Form 8-K dated August 26, 1996.
(8) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(9) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 1998.
(10)  Incorporated by reference to report on Form 8-K dated April 16, 1999.
(11) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 1999.
(12) Previously filed as on Exhibit to the Company's Registration Statement on Form S-2 (File #333-51768). This Exhibit is incorporated herein by reference.
(13) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Reports on Form 8-K

       Date                Item/Description
-----------------          ----------------------------------------------------
November 29, 2001          #5 / Press Release : Closure of Osley & Whitney, Inc.
December 12, 2001          #5 / Press Release : DARPA Contract Grant

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on March 29, 2002 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE                              TITLE                      DATE
---------                              -----                      ----

/s/ Clifford G. Brockmyre II    Director, President and
----------------------------    Chief Executive Officer       March 29, 2002
  Clifford G. Brockmyre II

/s/ Bruce J. Garreau            Chief Financial and           March 29, 2002
----------------------------    Accounting Officer
  Bruce J. Garreau

/s/ J. Terence Feeley           Director                      March 29, 2002
----------------------------
  J. Terence Feeley

/s/ Michael S. Smith            Director                      March 29, 2002
----------------------------

/s/ Brian Q. Corridan           Director                      March 29, 2002
----------------------------
  Brian Q. Corridan

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2001
                                                                            with
                                                   INDEPENDENT AUDITOR'S REPORTS

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                            Page
                                                                            ----

Independent Auditor's Report ...........................................       1

Consolidated Financial Statements:

      Balance Sheets ...................................................       2

      Statements of Operations .........................................       3

      Statements of Stockholders' Equity ...............................   4 - 5

      Statements of Cash Flows .........................................   6 - 7

Notes to Consolidated Financial Statements .............................  8 - 36

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Buffalo, New York
March 15, 2002

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                           December 31,
                                                    -------------------------
       ASSETS                                           2001          2000
                                                    -----------   -----------

Current assets:
   Cash and cash equivalents                        $   130,242   $   185,901
   Restricted funds                                      86,318        85,735
   Accounts receivable, net of allowance              1,498,463     1,827,275
   Inventories                                          129,824       482,585
   Other current assets                                 112,728       104,003
   Assets of discontinued operations                  2,566,674            --
   Advance - stockholder                                     --        50,249
                                                    -----------   -----------
     Total current assets                             4,524,249     2,735,748

Property and equipment, net                           4,463,122     7,169,794

Other assets:
   Prepaid pension cost                                 904,673       726,326
   Intangible assets, net                             1,045,959       416,002
   Preferred stock investment                                --       295,000
   Cash surrender value of officer life insurance            --        30,464
                                                    -----------   -----------
                                                      1,950,632     1,467,792
                                                    -----------   -----------

                                                    $10,938,003   $11,373,334
                                                    ===========   ===========

                                                                        December 31,
                                                                ----------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY                         2001            2000
                                                                ------------    ------------
Current liabilities:
   Notes payable:
     Bank                                                       $    282,206    $    945,695
     Stockholders/officers                                           124,906          48,946
   Accounts payable                                                1,146,016       1,429,906
   Accrued expenses                                                  708,762       1,045,947
   Current maturities of long-term obligations                       841,878       2,917,365
   Current maturities of long-term obligations - stockholders        120,000         175,911
   Liabilities of discontinued operations                          2,986,904              --
                                                                ------------    ------------
       Total current liabilities                                   6,210,672       6,563,770

Long-term obligations                                              2,586,696       2,014,934

Long-term obligations - stockholders                                      --         907,514

Commitments and contingencies (see Notes 16 and 20)

Stockholders' equity
   Common stock, $.001 par value, 20,000,000 shares
     authorized; 5,119,047 and 3,542,049 shares issued;
      5,119,047 and 3,450,113 outstanding; 93,750
      subscribed in 2000                                               5,119           3,636
   Additional paid-in capital                                     25,585,864      22,653,410
   Accumulated deficit                                           (23,450,348)    (20,352,590)
                                                                ------------    ------------
                                                                   2,140,635       2,304,456
   Less:
     Treasury stock, at cost                                              --        (229,840)
     Common stock subscription receivable                                 --        (187,500)
                                                                ------------    ------------
       Total stockholders' equity                                  2,140,635       1,887,116
                                                                ------------    ------------

                                                                $ 10,938,003    $ 11,373,334
                                                                ============    ============

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                       Years Ended
                                                       December 31,
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------
                                                             (As Restated)

Sales                                          $ 8,507,648    $ 6,627,570
Cost of goods sold                               5,897,511      4,720,649
                                               -----------    -----------
Gross profit                                     2,610,137      1,906,921

Costs and expenses:
   General and administrative                    2,735,782      1,775,596
   Depreciation and amortization                   775,924        755,052
Selling                                            307,030        433,845
   Research and development                         94,665             --
                                               -----------    -----------
     Total costs and expenses                    3,913,401      2,964,493
                                               -----------    -----------

Operating loss                                  (1,303,264)    (1,057,572)

Other income (expense):
     Interest expense:
         Stockholders                             (128,567)      (173,694)
         Other                                    (327,612)      (406,545)
     Loss on dispositions of assets                (11,856)       (60,587)
     Other                                         (21,135)        (4,427)
     Interest income                                18,508         21,003
                                               -----------    -----------
      Total other expense                         (470,662)      (624,250)
                                               -----------    -----------

Loss from continuing operations before
 income tax expense                             (1,773,926)    (1,681,822)

Income tax expense                                 (14,533)       (28,760)
                                               -----------    -----------

Loss from continuing operations                 (1,788,459)    (1,710,582)

Loss from discontinued operations, including
 $622,000 loss on disposal (Note 4)               (994,055)      (383,665)
                                               -----------    -----------

Loss before extraordinary loss                  (2,782,514)    (2,094,247)

Extraordinary loss (Note 15)                      (273,813)            --
                                               -----------    -----------

Net loss                                       $(3,056,327)   $(2,094,247)
                                               ===========    ===========

Loss per share - basic and diluted:
   Continuing operations                       $      (.43)   $      (.59)
   Loss from discontinued operations                  (.24)          (.13)
   Extraordinary loss                                 (.07)            --
                                               -----------    -----------

   Net loss                                    $      (.74)   $      (.72)
                                               ===========    ===========

Weighted average number of common
   shares outstanding - basic and diluted        4,132,724      2,911,217
                                               ===========    ===========

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000

================================================================================

                                                      Common Stock           Additional
                                              ---------------------------     Paid-in      Accumulated
                                                 Shares         Amount        Capital        Deficit
                                              ------------   ------------   ------------   ------------
Balance - December 31, 1999                      2,918,604   $      2,918   $ 21,235,597   $(17,985,172)

Issuance of common stock in connection with
 conversion of stockholder notes payable            97,700             98        346,402        (82,844)
Issuance of common stock in connection
 with conversion of debentures                      74,176             74        134,926             --
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                           250,000            250        484,269             --
Issuance of common stock in connection
 with the exercise of stock options                121,784            122        210,246        (37,672)
Issuance of common stock in connection
 with the exercise of stock warrants               153,000            153        172,597             --
Issuance of common stock in connection
 with the satisfaction of a liability               20,535             21         22,678             --
Issuance of common stock, from treasury                 --             --             --       (152,655)
Stock options issued in exchange for
 services rendered                                      --             --         46,695             --
Net loss                                                --             --             --     (2,094,247)
                                              ------------   ------------   ------------   ------------

Balance - December 31, 2000                      3,635,799   $      3,636   $ 22,653,410   $(20,352,590)

                                                                                Common
                                                    Treasury Stock               Stock
                                              ----------------------------    Subscription
                                                 Shares          Amount        Receivable        Total
                                              ------------    ------------    ------------    ------------
Balance - December 31, 1999                       (550,075)   $ (1,375,187)   $         --    $  1,878,156

Issuance of common stock in connection with
 conversion of stockholder notes payable           294,649         736,622              --       1,000,278
Issuance of common stock in connection
 with conversion of debentures                          --              --              --         135,000
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                                --              --        (187,500)        297,019
Issuance of common stock in connection
 with the exercise of stock options                 45,290         113,225              --         285,921
Issuance of common stock in connection
 with the exercise of stock warrants                    --              --              --         172,750
Issuance of common stock in connection
 with the satisfaction of a liability                   --              --              --          22,699
Issuance of common stock, from treasury            118,200         295,500              --         142,845
Stock options issued in exchange for
 services rendered                                      --              --              --          46,695
Net loss                                                --              --              --      (2,094,247)
                                              ------------    ------------    ------------    ------------

Balance - December 31, 2000                        (91,936)   $   (229,840)   $   (187,500)   $  1,887,116

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                      Common Stock           Additional
                                              ---------------------------     Paid-in      Accumulated
                                                 Shares         Amount        Capital        Deficit
                                              ------------   ------------   ------------   ------------
Issuance of common stock in connection with
 conversion of stockholder notes payable           415,256            415        973,930             --
Issuance of common stock in connection
 with conversion of capital lease                  225,000            225        448,605             --
Issuance of common stock in connection
 with the pension plan contribution                100,000            100        269,900             --
Issuance of common stock, from treasury,
 in connection with a draw on the equity line
 of credit, net of fees                                 --             --             --         (3,869)
Issuance of common stock, net of fees              637,974            638      1,089,616        (35,109)
Issuance of common stock in connection
 with services rendered                              3,750              4          7,496             --
Issuance of common stock in connection
 with the exercise of stock options                101,268            101        142,907         (2,453)
Cash payment received under common stock
 subscription agreement                                 --             --             --             --
Net loss                                                --             --             --     (3,056,327)
                                              ------------   ------------   ------------   ------------

Balance - December 31, 2001                      5,119,047   $      5,119   $ 25,585,864   $(23,450,348)
                                              ============   ============   ============   ============

                                                                                Common
                                                    Treasury Stock               Stock
                                              ----------------------------    Subscription
                                                 Shares          Amount        Receivable        Total
                                              ------------    ------------    ------------    ------------
Issuance of common stock in connection with
 conversion of stockholder notes payable                --             --             --        974,345
Issuance of common stock in connection
 with conversion of capital lease                       --             --             --        448,830
Issuance of common stock in connection
 with the pension plan contribution                     --             --             --        270,000
Issuance of common stock, from treasury,
 in connection with a draw on the equity li
 of credit, net of fees                             21,737         54,343             --         50,474
Issuance of common stock, net of fees               65,554        163,884             --      1,219,029
Issuance of common stock in connection
 with services rendered                                 --             --             --          7,500
Issuance of common stock in connection
 with the exercise of stock options                  4,645         11,613             --        152,168
Cash payment received under common stock
 subscription agreement                                 --             --        187,500        187,500
Net loss                                                --             --             --     (3,056,327)
                                              ------------   ------------   ------------   ------------

Balance - December 31, 2001                             --   $         --   $         --   $  2,140,635
                                              ============   ============   ============   ============

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                      Years Ended
                                                                      December 31,
                                                               --------------------------
                                                                   2001           2000
                                                               -----------    -----------
                                                                              (As Restated)
Operating activities:
     Net loss                                                  $(3,056,327)   $(2,094,247)
     Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
         Loss from discontinued operations                         994,055        383,665
         Extraordinary loss                                        273,813             --
         Depreciation and amortization                             775,924        755,052
         Amortization of discount on note payable                   34,044         36,104
         Expenses satisfied via issuance of debt or
          equity instruments                                       169,459        143,297
         Loss on dispositions of assets                             11,856         60,587
         (Increase) decrease in assets:
              Accounts receivable                                 (684,406)       (84,034)
              Inventories                                           23,510         57,062
              Other current assets                                 (74,692)        99,876
              Prepaid pension cost                                  91,653         42,775
              Note receivable allowance                                 --          6,652
         Increase in liabilities:
              Accounts payable and accrued expenses                581,023        168,329
                                                               -----------    -----------
     Net cash used in operating activities of
      continuing operations                                       (860,088)      (424,882)

Investing activities:
     Increase in restricted funds, net                                (583)        (6,500)
     Purchase of property and equipment                           (392,384)      (731,211)
     Proceeds from sale of property and equipment                    9,500        134,860
     Investment in preferred stock                                      --        (45,000)
     Purchase of intangible assets                                (372,664)       (12,670)
                                                               -----------    -----------
     Net cash used in investing activities of
      continuing operations                                       (756,131)      (660,521)

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                   Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
                                                                         (As Restated)
Financing activities:
     Net (repayments) borrowings of bank notes payable        (241,551)        90,000
     Proceeds from notes payable - stockholders/officers       270,000      1,004,000
     Repayments of long-term obligations                      (269,478)      (594,803)
     Repayment of long-term obligations - stockholders         (13,245)       (13,652)
     Proceeds from issuances of common stock,
      net of expenses                                        1,476,535        447,943
     Cash paid for deferred financing costs                    (33,168)       (87,418)
                                                           -----------    -----------
     Net cash provided by financing activities
      of continuing operations                               1,189,093        846,070

Net cash provided by discontinued operations                   371,467         97,140
                                                           -----------    -----------

Net decrease in cash and cash equivalents                      (55,659)      (142,193)

Cash and cash equivalents - beginning of year                  185,901        328,094
                                                           -----------    -----------

Cash and cash equivalents - end of year                    $   130,242    $   185,901
                                                           ===========    ===========

Supplemental cash flow disclosures:
     Cash paid for:
         Interest                                          $   358,399    $   669,411
                                                           ===========    ===========

         Income taxes                                      $    15,591    $    32,060
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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), each of its wholly owned subsidiaries:
Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Osley and Whitney, Inc. (O&W); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). The Company operated in three segments: the Laser Group (LF, MLPC, ET and MMT) the Photonics Group (IP and MT) and the Plastics Group (O&W and EP). All significant intercompany accounts and transactions have been eliminated.

      The Company's continuing operations consist of contracted research and development for government and commercial customers in applied photonics and advanced laser technologies, as well as traditional laser services, which include welding, machining, drilling and engraving manufacturing services. The Company's Plastics Group previously provided proprietary mold building and rapid prototyping services. During the year ended December 31, 2001, the operations of the Plastics Group were discontinued (see Note 4).

NOTE 2. - MANAGEMENT PLANS

      The Company continued experiencing operating losses in 2001. Improved sales levels at the Laser Group and Company wide cost containment measures improved gross profit levels, which were offset by start-up costs at the Company's Infinite Photonics subsidiary. These operating losses resulted in the Company experiencing negative operating cash flow for the year ended December 31, 2001. The infusion of funds in the form of sales of the Company's common stock during 2001 were sufficient enough to fund these losses and the Company's other investing and financing requirements.

      The Company's business plan for 2002 and beyond is to focus on its two primary remaining business segments, the Laser and Photonics Groups. This will include the ramp up of research, engineering, manufacturing, marketing and administrative capability for the Photonics Group and concentrating on expanding its sales volume in the Laser Group through the acquisition of new customers with limited increases in operating costs.

      This business plan also includes the completion of the plan to dispose of the Plastics business segment, which historically experienced operating losses. The Company is in the process of liquidating the remaining assets at Osley & Whitney through auction and anticipates that the proceeds should be sufficient to repay the secured bank debt, which the Company has guaranteed. The Company completed the sale of its subsidiary Express Pattern, which resulted in the infusion of $575,000 in cash that will be used also to repay the O&W debt and for working capital purposes (see Note 4).

      Finally, the Company is completing steps to further reduce corporate overhead including facilities consolidated and other cost reduction measures.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS - CONTINUED

      The Company is also actively pursuing additional capital through strategic alliances, venture capital, private equity and investment banking sources. Subsequent to year end the Company raised $1 million through the issuance of convertible debt, the proceeds of which will be utilized to fund the working capital needs of the Photonics Group for 2002 (see Note 19).

      The Company believes, but can offer no assurances, that its operations, as restructured, coupled with its capital raising efforts will provide sufficient working capital to fund its operations for 2002 and the near future.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents at December 31, 2001 and 2000 consist primarily of money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement. These funds are held in cash deposit and treasury trust accounts.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at EP and O&W are included in the December 31, 2000 amounts, however, at December 31, 2001 they are included in assets of discontinued operations in the accompanying balance sheet (see Note 4). Inventories consist of the following:

                                                     December 31,
                                        ---------------------------------------
                                             2001                     2000
                                        -------------             -------------

        Raw materials                         $60,805                  $235,153
        Work-in-process                        69,019                   247,432
                                        -------------             -------------

                                             $129,824                  $482,585
                                        =============             =============

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

      Intangible Assets - Intangible assets consist of goodwill, deferred financing costs and patents. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is amortized using the straight-line method over ten years. Deferred financing costs are amortized using the straight-line method over the terms of the related financing instruments, which range from two to fifteen years. The Company capitalizes certain costs for internally developed patents related to legal fees, patent filing fees, consulting and internal payroll costs related to patent applications, models and drawings. Patents are being amortized on the straight-line method over their estimated useful lives, commencing with the date of issuance.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      The Company periodically reviews the recoverability of the carrying value of its intangible assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its intangibles may warrant revision. At December 31, 2001 and 2000, the Company believed that no impairment of intangibles existed.

      In July 2001, the Financial Accounting Standards Board issued No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which becomes effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

      Preferred Stock Investment - As of December 31, 2000, the Company owned 7% and 5%, respectively, of the outstanding Preferred Series A and B Stock of Tensegra, Inc., which was recorded at cost. During the year ended December 31, 2001, the Company disposed of this investment as part of a non-monetary exchange transaction, accounted for in accordance with APB 29. As consideration for the purchase of certain intellectual property owned by Tensegra, the Company transferred its investment in Tensegra, recorded at $295,000, and discharged certain accounts receivable from Tensegra, amounting to $58,512. The intellectual property received was recorded at the carrying value of the assets surrendered in the aggregate amount of $353,512. The intellectual property received will be utilized in its Laser Group. This asset is included in other intangible assets (see Note 7).

      Revenue Recognition - Revenues are primarily recognized after the services are performed and the units are shipped. Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed. Revenue from research contracts is recognized over the life of the contract as costs are incurred. Revenues from mold manufacturing contracts are recognized using the completed contract method of accounting, which does not vary significantly from the percentage completion method. Accordingly, revenue and related costs are included in operations upon substantial completion of the contract.

      Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense was $94,665 for the year ended December 31, 2001 and consists primarily of salaries. There was no research and development expense during the year ended December 31, 2000. Contracted research and development conducted for others is classified as cost of sales. Research and development costs for which the Company has subcontracted out is recognized as cost of sales as incurred.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $33,000 and $40,000 for the years ended December 31, 2001 and 2000, respectively.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

      Concentration of Credit Risk - Credit is granted to substantially all customers throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts of continuing operations was approximately $40,000 and $46,000 at December 31, 2001 and 2000, respectively.

      During the year ended December 31, 2001 sales to one customer accounted for 12% of total revenues from continuing operations and 33% of accounts receivable at December 31, 2001. During the year ended December 31, 2000, sales to a different customer accounted for 12% of total revenues and 4% of accounts receivable from continuing operations at December 31, 2000.

      Net Loss Per Common Share - Net loss per common share is based upon the weighted average number of common shares outstanding during the periods presented. As of December 31, 2001 and 2000, all outstanding stock options, warrants and convertible obligations have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      Reclassifications - Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

      Accounting for Stock Issued to Employees - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

discloses the summary of proforma effects to reported net loss and loss per share for 2001 and 2000, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (see Note
12).

NOTE 4. - DISCONTINUED OPERATIONS

      On March 29, 1999, the Company acquired 100% of the common stock of O&W, a mold building Company. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes, See Note 10). The O&W acquisition was accounted for under the purchase method of accounting. In April 1999 the Company formed EP, to compliment it's O&W subsidiary. EP was formed to allow customers' design engineers to produce rapid prototype parts.

      In November 2001 and December 2001, the Company's Board of Directors resolved to dispose of O&W and EP, respectively. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees. The Company is in the process of liquidating all of the assets of O&W. The proceeds from the sale of these assets will be used to repay the outstanding bank obligations, which are secured by the assets. As of December 31, 2001 the amounts outstanding under these bank obligations amounted to approximately $1,550,000. These obligations are guaranteed by IGI. Any bank obligation remaining after the sale of assets will be assumed by IGI and will be payable based on a seven year amortization with a balloon payment due after 18 months. The loss on disposal of discontinued operations in the amount of $622,000 for the year ending December 31, 2001, represents the writedown of property, plant and equipment, inventory and accounts receivable at O&W to their net realizable value.

      On March 14, 2002, the Company consummated the sale of the net assets of EP to certain officers/employees of the Company. The purchase price amounted to $675,000, plus the assumption of liabilities, of which $575,000 was received in cash. The remaining $100,000 is in the form of a subordinated note which bears interest at the rate of 8% and is payable in March 2005.

      In accordance with Statement of Financial Accounting Standards Board No. 144, the disposal of the Plastics Group has been accounted for as a disposal of a business segment and accordingly, the assets and liabilities for O&W and EP have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 31, 2001 and classified as assets/liabilities of discontinued operations. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The accompanying statement of operations and cash flows for the year ended December 31, 2000 have been restated to present separately the operating results and cash flows of these discontinued operations. The 2000 balance sheet has not been restated.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      The following is a summary of financial position and results of operations for the years ended December 31, 2001 and 2000 for the disposed Plastics segment (O&W and EP):

                                                              December 31,
Financial Position                                                2001
                                                              ------------

Current assets                                                 $  580,799
Property and equipment, net                                     1,985,875
                                                               ----------

    Assets of discontinued operations                          $2,566,674
                                                               ==========

Secured bank obligations                                       $1,550,038
Accounts payable and accrued expenses                             963,646
Capital lease obligations                                         473,220
                                                               ----------

    Liabilities of discontinued
     operations                                                $2,986,904
                                                               ==========

                                                     Years Ended December 31,
                                                  ------------------------------
Results of Operations                                2001                2000
                                                  ----------          ----------

Revenue                                           $5,389,327          $6,538,169
                                                  ==========          ==========

Net loss                                          $  994,055          $  383,665
                                                  ==========          ==========

NOTE 5. - NOTES RECEIVABLE

      Long term promissory notes in the amount of $318,452, receivable from two stockholders, mature through December 2004 and accrue interest at 6%, which is payable quarterly. Shares of the Company's common stock held by the stockholders collateralize the notes. As of December 31, 2001 and 2000 the notes have been fully offset by a valuation allowance based on management's estimate of the net realizable value of the notes.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - PROPERTY AND EQUIPMENT

         Property and equipment and related accumulated depreciation and amortization at EP and O&W are included in the December 31, 2000 amounts below, however, amounts at December 31, 2001 are included in assets of discontinued operations (see Note 4). Property and equipment consists of:

                                                                                   December 31,
                                          Depreciable                  ----------------------------------
                                             Lives                        2001                    2000
                                   ---------------------------         ---------               ----------
Land                                       N/A                         $ 100,000               $  143,625
Building and leaseholds             18      -     40 years             1,007,145                1,853,346
Machinery and equipment             5       -     10 years             6,487,227                7,536,898
Furniture and fixtures              5       -       7 years              694,988                  856,038
                                                                      ----------               ----------
                                                                       8,289,360               10,389,907
Accumulated depreciation
 and amortization                                                     (3,826,238)              (3,776,637)
                                                                      ----------               ----------
                                                                       4,463,122                6,613,270
Contracts in progress                                                      -                      556,524
                                                                      ----------               ----------

                                                                      $4,463,122               $7,169,794
                                                                      ==========               ==========

      Included above is the following property and equipment held under capital leases.

                                                                                   December 31,
                                                                        -----------------------------------
                                                                           2001                     2000
                                                                        ---------                ----------
Land                                                                    $ 100,000                $  100,000
Building and leaseholds                                                   725,762                   725,762
Machinery and equipment                                                   878,052                 1,539,369
                                                                        ---------                ----------
                                                                        1,703,814                 2,365,131
Accumulated depreciation
  and amortization                                                       (917,255)                 (898,374)
                                                                        ---------                ----------

                                                                        $ 786,559                $1,466,757
                                                                        =========                ==========

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $101,348 and $190,697 in 2001 and 2000, respectively.

      During the year ended December 31, 2000, the Company entered into an agreement to provide certain consulting services in exchange for equipment to be utilized in its Laser Group. The transaction was accounted for as a non-monetary exchange, whereby the Company is recording the fair value of the services rendered. The fair value of services rendered approximated the fair value of the equipment received, which amounted to $796,000. The services and asset exchange were completed in July 2001. Amounts capitalized relating to this agreement as of December 31, 2000 amounted to $556,524 and were recorded as contracts in progress.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - INTANGIBLE ASSETS

         Intangible assets consists of the following:

                                                         December 31,
                                                --------------------------------
                                                   2001                2000
                                                -----------         -----------
Goodwill                                        $   249,227         $   249,227
Deferred financing costs                            257,958             296,419
Patents                                             796,985              69,749
                                                -----------         -----------
                                                  1,304,170             615,395
Accumulated amortization                           (258,211)           (199,393)
                                                -----------         -----------

                                                $ 1,045,959         $   416,002
                                                ===========         ===========

NOTE 8. - NOTES PAYABLE

         Notes payable consists of the following:

                                                         December 31,
                                                --------------------------------
                                                   2001                2000
                                                -----------         -----------
Bank (a)                                        $   282,206         $   945,695
Stockholders/officers (b)                           124,906              48,946
                                                -----------         -----------

                                                $   407,112         $   994,641
                                                ===========         ===========

      (a) Bank revolving demand notes - LF maintained a line of credit with a financial institution that provided for borrowings of up to $525,000 with interest at the bank's prime rate plus .50%. As of December 31, 2000 there was $523,757 outstanding under this line. During November 2001, LF refinanced the outstanding balance on the line of credit, which amounted to approximately $285,000, into a demand note. The bank demand note requires monthly principal and interest payments amounting to approximately $5,800 through November 2002, at which point the remaining unpaid balance is due. The outstanding balance as of December 31, 2001 amounted to $282,206 and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 3%. All the assets of LF and the guarantee of the Company secure the note.

            O&W maintains a bank demand note that provides for borrowings of up to $500,000 with interest at the bank's prime rate (4.75% at December 31, 2001) plus 0.50%. As of December 31, 2001, there was $497,554 ($421,938 - 2000) outstanding under this line. Substantially all of O&W's assets and the guarantee of IGI secure the line. This demand note is included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001 (see Note 4).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - NOTES PAYABLE - CONTINUED

      (b) Notes payable, stockholders/officers - During the year ended December 31, 2001, the Company issued various unsecured short-term notes payable to the president/principal stockholder amounting to $150,000 of which $100,000 was subsequently applied to the purchase of 39,526 shares of common stock of the Company (see Note 11). The remaining outstanding balance of $50,000 bears interest at 10%.

            During the year ended December 31, 2001, the Company issued unsecured short-term notes payable to various employees/stockholders, amounting to an aggregate of $120,000 of which $50,000 was subsequently applied to the purchase of 25,486 shares of common stock of the Company (see Note 11). The remaining outstanding balance of $70,000 bears interest at 10%.

            During the year ended December 31, 2000, the Company issued unsecured short-term notes payable to three employees/stockholders, amounting to $42,500 as consideration for unpaid compensation. During the year ended December 31, 2001, approximately $14,000 ($24,000 - 2000) of this amount was applied to the exercise of options for 8,104 shares of common stock of the Company (see Note
            11). The remaining outstanding balance of $4,906 ($18,946 - 2000) bears interest at 8% per annum.

            During the year ended December 31, 2000, the Company issued two unsecured short-term notes payable to an employee/stockholder, amounting to $30,000 which were outstanding at December 31, 2000. During the year ended December 31, 2001 the outstanding balance of $30,000 along with accrued interest of $2,536 was applied to the purchase of 16,268 shares of common stock of the Company (see Note
            11).

            During the year ended December 31, 2000, the Company issued various unsecured short-term notes payable to the president/principal stockholder amounting to $974,000. Also during 2000, this amount, along with $40,000 previously outstanding notes payable and $12,000 of related accrued interest was applied to the exercise of 153,000 stock warrants ($172,750), 96,758 options ($199,472) and the purchase of 294,649 shares of common stock of the Company
            ($653,778).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS

         Long-term obligations consists of the following:

                                                    2001                2000
                                                -----------         -----------

Term notes (a)                                  $ 2,768,574         $ 3,990,385
Capital lease obligations  (b)                      660,000             941,914
                                                -----------         -----------
                                                  3,428,574           4,932,299
Less current maturities and classifications         841,878           2,917,365
                                                -----------         -----------
Total long-term obligations                     $ 2,586,696         $ 2,014,934
                                                ===========         ===========

      (a) Term notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2001 amounted to $957,882 ($1,023,297 - 2000) and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The note includes certain financial covenants that require the Company to, among other things, maintain certain working capital, current and debt to net worth ratios. The Company was in violation of certain of its covenants for the year ended December 31, 2001, however, these violations have been waived by the bank. Certain of these covenants had been violated as of December 31, 2000, which were not waived by the bank. Accordingly, the entire outstanding portion of the note was classified as current as of December 31, 2000.

            A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2001 amounted to $1,178,766 ($1,227,064 - 2000) and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 0.75%. The Company was in violation of certain of its covenants for the year ended December 31, 2001, however, these violations have been waived by the bank. Certain of these covenants had been violated as of December 31, 2000, which were not waived by the bank. Accordingly, the entire outstanding portion of the note was classified as current as of December 31, 2000.

            A $125,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $1,800 through July 2006. The outstanding balance as of December 31, 2001 amounted to $79,926 ($96,078 - 2000) and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0%. All the assets of the LF and the guarantee of the Company secure the loan. The Company was in violation of certain of its covenants for the year ended December 31, 2001, however, these violations have been waived by the bank. Certain of these covenants had been violated as of December 31, 2000, which were not waived by the bank. Accordingly, the entire outstanding portion of the note was classified as current as of December 31, 2000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

            An $828,000 note payable to a former shareholder of O&W, due in three equal annual installments of $276,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2001 and 2000 amounted to $552,000. Subsequent to December 31, 2001, the Company entered into an agreement with the holder to convert the entire outstanding balance along with accrued interest into common stock of the Company based upon certain conditions (see Note 19).

            Two unsecured term promissory notes aggregating $30,100 were payable to the former shareholders of MLPC, payable in monthly installments of $971, including interest at the rate of 10.0%. The aggregate outstanding balance as of December 31, 2000 amounted to $1,919. These noted were repaid in full during 2001.

            An installment loan, payable in monthly installments of $391, including interest at the rate of 10% per annum, through September 2001. The outstanding balance as of December 31, 2000 amounted to $2,694. This note was repaid in full during 2001.

            A $700,000 mortgage loan, payable in monthly installments of $5,746 including interest at 7.75% through April 2006, at which time a balloon payment of approximately $565,000 is due. The outstanding balance as of December 31, 2001 amounted to $670,155 ($676,932 -
            2000). Substantially all the assets of O&W and the guarantee of IGI secure the loan. This mortgage loan is included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001 (see Note 4). The outstanding balance at December 31, 2000 is included in long-term obligations.

            A $500,000 bank term loan, payable in monthly installments of $7,731, including interest at 7.75%, through April 2006. The outstanding balance as of December 31, 2001 amounted to $379,998 ($410,401 - 2000). Substantially all the assets of O&W and the guarantee of IGI secure the loan. This bank term loan is included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001 (see Note 4). The outstanding balance at December 31, 2000 is included in long-term obligations.

      (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at rates ranging from 6.0% to 7.25%. The outstanding balance as of December 31, 2001 amounted to $660,000 ($795,000 - 2000). Combined payments of principal and interest are approximately $9,600 per month through June 2002 and $4,600 per month thereafter through June 2012. Under the terms of this credit facility, the Company is prohibited from paying dividends or making other cash distributions.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

            The Company is also the lessee of certain machinery and equipment under a capital lease that expires in 2002. The outstanding balance as of December 31, 2001 amounted to $74,508 ($146,914 - 2000). The monthly payments under this lease amount to approximately $7,200, including interest at the rate of 10.47%. The Company entered into another capital lease for certain machinery and equipment during the year ended December 31, 2001. The monthly payments under this lease amounted to approximately $8,700, including interest at 5.42% through June 2005, at which time a balloon payment of approximately $66,000 is due. The outstanding balance as of December 31, 2001 amounted to $398,712. These capital leases are included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001 (see Note 4). The outstanding balance at December 31, 2000 is included in long-term obligations.

      Minimum future annual payments of long-term obligations as of December 31, 2001 are as follows:

2002                                                                  $  884,198
2003                                                                     196,277
2004                                                                     205,478
2005                                                                     215,214
2006                                                                     212,756
Thereafter                                                             2,115,121
                                                                      ----------
Total minimum payments                                                 3,829,044
Less amount representing interest                                        400,470
                                                                      ----------
                                                                       3,428,574
Less current maturities                                                  841,878
                                                                      ----------
Total long-term obligations                                           $2,586,696
                                                                      ==========

NOTE 10. - LONG-TERM OBLIGATIONS - STOCKHOLDERS

      Long-term obligations - stockholders consists of the following:

                                                        2001          2000
                                                    -----------   -----------

Term notes (a)                                      $   120,000   $   664,507
Capital lease obligation (b)                                 --       418,918
                                                    -----------   -----------
                                                        120,000     1,083,425
Less current maturities - stockholders                  120,000       175,911
                                                    -----------   -----------

Total long-term obligations - stockholders          $        --   $   907,514
                                                    ===========   ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - LONG-TERM OBLIGATIONS - STOCKHOLDER - CONTINUED

      (a) Term Notes - Convertible notes payable to former shareholders of O&W, aggregating $372,000, due in three equal annual aggregate installments of $124,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2001 amounted to $120,000 ($240,000 - 2000). The Company has the option to pay interest by delivery of shares of the Company's common stock. The former shareholders have the option to convert 50% of the principal balance due into common stock of the Company on each payment date based on the fair value of the stock one-year preceding the payment date. During the years ended December 31, 2001 and December 31, 2000, a portion of these notes were satisfied through the issuance of 85,526 and 97,700 shares common stock, respectively (see Note 11).

      A ten-year term note to the Company's current president/principal stockholder in the original amount of $1,150,000, with interest at the one year Treasury Bill rate plus 3.5%, adjusted annually. The balance as of December 31, 2000 amounted to $683,076 and was being repaid in monthly installments of approximately $6,000 including interest. The note matured in June 2008 when the remaining unpaid principal of approximately $525,000 was due. In December 2001, the entire outstanding balance of $619,582, along with accrued interest at $8,998 was applied to the purchase of 248,450 shares of common stock (see Note
11). Detachable warrants to purchase 536,000 shares of common stock at a price of $5.60 were issued with this note. The warrants expire five years from the date of issuance. A portion of the proceeds of the note, in the amount of $551,716 was allocated to the warrants as they became exercisable and was reflected as additional paid-in capital. The note payable balance had been shown net of the discount allocated to the warrants. This discount was being amortized to interest expense over the term of the note, which amortization amounted to $34,044 and $36,104 for 2001 and 2000. As a result of the conversion of the note during 2001, the unamortized discount, amounting to $224,525, was written off (see Note 15). The unamortized discount at December 31, 2000 was $258,569.

      (b) Capital Lease Obligation - During the year ended December 31, 2000, the Company entered into a capital lease agreement for equipment with its president/principal stockholder. The lease provided for monthly payments of approximately $5,650 through April 2010, including interest at the prime rate plus 1%. As of December 31, 2000, the Company was in arrears on the required payments. The outstanding balance as of December 31, 2000 amounted to $418,918, plus accrued interest of $26,912. In April 2001, the Company's president and principal stockholder contributed the assets under this lease to the Company in exchange for 225,000 shares of common stock (see Note 11) and released the Company from all obligations, amounting to $448,830, under the lease.

NOTE 11. - STOCKHOLDERS' EQUITY

      A.    Preferred Stock

            The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Preferred Stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2001 and 2000, there were no preferred shares issued or outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

      B.    Common Stock

            During the year ended December 31, 2001, the following common stock transactions took place:

                  o Stockholder notes payable in the amount of $180,000 and $3,508 of related accrued interest (see Note 8) were converted into 81,280 shares of common stock. The fair market value of the shares issued equaled the amount of the recorded liability.

                  o Stockholder term notes in the amount of $739,582 and $42,455 of related accrued interest (see Note 10), as well as accrued employee related expenses of $8,800 were converted into 333,976 shares of common stock. The fair market value of the shares issued equaled the amount of the recorded liability.

                  o The Company issued 225,000 shares of common stock as satisfaction for a capital lease obligation and related accrued interest, amounting to $448,830 due to the Company's president and principal stockholder (see Note
                        10). The fair market value of the shares issued equaled the amount of the outstanding liability.

                  o The Company issued 100,000 shares of its common stock at a price of $2.70 per share as a contribution to the defined benefit pension plan (see Note 14). The total common stock contribution amounted to $270,000. The fair value of the shares issued equaled the recorded contribution.

                  o In connection with a drawdown on the equity line of credit, (Note 11c), the Company issued 21,737 shares of common stock from treasury, resulting in proceeds of $50,474, net of expenses of $12,206.

                  o In private placement transactions with accredited investors, the Company entered into agreements to sell common stock at prices ranging from $1.25 to $2.25 per share, resulting in the issuance of 703,528 shares of its common stock, of which 65,554 shares were issued from treasury. Total consideration resulting from these agreements amounted to $1,219,029, net of fees of $133,371. In connection with these transactions, the Company granted warrants to the investors to purchase, in aggregate, 24,000 shares of common stock with exercise prices ranging from $3.00 to $4.00 per share. The Company also granted 49,400 warrants to the placement agents with exercise prices ranging from $3.00 to $4.00 per share. The Company issued 3,750 shares of common stock, valued at $7,500, to a placement agent in exchange for services provided in connection with the private placement transactions. The fair market value of the shares issued equaled the amount of the services provided.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

      B.    Common Stock (continued)

                  o Various employees exercised stock options with exercise prices ranging from $1.00 to $2.50 per share, resulting in the issuance of 105,913 shares of common stock, of which, 4,645 were issued from treasury. Total consideration resulting from these exercised options amounted to $152,168. In lieu of cash payments, $14,040 related to the satisfaction of outstanding notes payable (see Note 8) and $126,094 reduced outstanding employee related expenses.

                  o The unpaid portion of $187,500 related to a private placement transaction in 2000, which was recorded as a stock subscription receivable, was received, at which time 93,750 shares were issued.

            During the year ended December 31, 2000, the following common stock transactions took place:

                  o Stockholder notes payable due to the Company's president/ principal stockholder in the amount of $641,778 and $12,000 of related accrued interest (see
                        Note 8) were converted into 294,649 shares of common stock, issued from treasury. In connection with these transactions, the Company granted warrants to purchase 33,900 shares of common stock at prices ranging from $1.63 to $3.42. These warrants vested immediately.

                  o Stockholder term notes payable in the amount of $132,000 and $14,500 of related accrued interest associated with the loans (see Note 10) were converted into 97,700 shares of common stock.

                  o Convertible debentures in the amount of $100,000 and $35,000 of related accrued interest were converted into 74,176 shares of common stock.

                  o In a private placement transaction with an accredited investor, the Company entered into an agreement to sell 250,000 shares of its common stock at a price of $2.00 per share, resulting in expected proceeds of $500,000. As of December 31, 2000, $312,500 of this amount was received and 156,250 shares were issued. The unpaid portion of $187,500 was recorded as a stock subscription receivable, which was received in 2001, at which time the remaining 93,750 shares were issued. The receivable is shown as a reduction to stockholders' equity in the accompanying balance sheet. In connection with this transaction, the Company granted a warrant to the investor to purchase 50,000 shares of common stock at a price of $1.63 per share. The Company also granted the purchaser's designee, for services rendered in connection with the financing, a warrant to purchase 100,000 common shares at a price of $2.00 per share. Both warrants are exercisable for a four-year period commencing May 31, 2001.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

                  o Various employees exercised stock options with exercise prices ranging from $1.00 to $2.50 per share, resulting in the issuance of 167,074 shares of common stock, of which, 45,290 were issued from treasury. Total consideration resulting from these exercised options amounted to $285,921. In lieu of cash payments, $199,472 related to the satisfaction of outstanding notes payable to the president/principal stockholder (see Note 8), $24,170 related to the satisfaction of notes payable to other stockholders (see Note 8) and $54,200 reduced an outstanding employee related liability due to an officer.

                  o The Company's president/principal stockholder exercised 153,000 common stock warrants with exercise prices ranging from $1.03 to $1.63 per share resulting in consideration of $172,750. In lieu of cash payments, outstanding notes payable to the president/principal stockholder were satisfied for this amount (see Note 8).

                  o The Company issued 20,535 shares of common stock as satisfaction of outstanding liabilities amounting to $22,699. The fair market value of the shares issued equaled the amount of the recorded liability.

                  o In other transactions, the Company issued from treasury 118,200 shares of common stock to various accredited investors resulting in proceeds of $120,000. In connection with these transactions, the Company granted warrants to purchase 4,200 shares of common stock at an exercise price of $3.95. These warrants vest immediately and expire in October 2003.

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

            The minimum amount, which can be raised from each drawdown, is $200,000. The maximum amount is determined as the lower of a) $5,000,000 or b) 15% of the weighted average share price over the 20 days immediately prior to the drawdown multiplied by the total trading volume during those days. Further, the shares issued as the result of a drawdown cannot cause the investor's ownership in the Company to exceed 9.9% of the outstanding shares.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

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

            During the year ended December 31, 2001, the Company drew down on the equity line of credit and issued 21,737 shares of treasury stock resulting in net proceeds of $50,474 (see Note 11C). No securities were issued under this agreement for the year ended December 31, 2000.

      D.    Warrants

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share.

            In connection with the issuance of notes payable to the Company's president/principal stockholder and principal stockholder during 1998, 536,000 detachable warrants were issued (see Note 10). As the warrants vested, they were valued and recorded as additional paid-in capital in the accompanying balance sheet.

            In connection with the issuance of a $150,000 convertible note payable to the Company's president/principal stockholder during 1999, 128,000 detachable warrants were issued. The value assigned to the warrants, amounting to $73,219, has been reflected as additional paid-in capital in the accompanying balance sheet. During the year ended 2000, the Company's president/principal stockholder exercised these warrants (see Note 11B).

            In connection with common stock issued to the Company's president/principal stockholder during 2000, the Company issued warrants to purchase 33,900 shares of common stock at exercise prices ranging from $1.63 to $3.42 per share. The warrants vested immediately and have a three-year term. During 2000, 25,000 of these warrants were exercised. (see Note 11B). As of December 31, 2001, 8,900 of these warrants remain outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

      D.    Warrants

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

            In connection with the equity line of credit, discussed in Note 11C, the Company issued a warrant to purchase 200,000 shares of the Company's common stock. In addition, the Company issued, to a placement agent, a warrant to purchase 100,000 shares of common stock. Both warrants are exercisable immediately for a price of $3.135 and expire in November 2003.

            In connection with the private placement transactions during 2001, the Company issued warrants to various accredited investors to purchase in aggregate 24,000 shares of common stock at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three-year term.

            In addition, in connection with the private placement transactions during 2001, the Company issued warrants to various placement agents to purchases, in aggregate, 49,400 warrants at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three year term.

            All warrants issued in connection with debt and equity financing transactions, exclusive of those issued with the purchase of common stock, have been valued utilizing the Black-Scholes pricing model.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

      The following is a summary of the warrant activity for the past two years:

                                                   Number          Weighted
                                                 of Warrants        Average
                                                 Outstanding    Exercise Price
                                                 -----------    --------------

Outstanding at December 31, 1999                   890,775        $     4.54
     Granted                                       488,200              2.68
     Forfeited/expired                            (216,000)             3.72
     Exercised                                    (153,000)             1.13
                                                 ---------
Outstanding at December 31, 2000                 1,009,975              4.34
     Granted                                        73,400              3.41
                                                 ---------

Outstanding at December 31, 2001                 1,083,375              4.28
                                                 =========

      All warrants are exercisable as of December 31, 2001 and 2000.

      Warrants outstanding at December 31, 2001 are made up of the following:

                                                                Weighted
                                               Number            Average
                                             of Warrants     Exercise Price
                                             -----------     --------------

$2.00 and Less                                  150,000        $     1.88
                                              ---------        ----------
$2.01 - $4.00                                   386,600        $     3.20
                                              ---------        ----------
Greater than $4.00                              546,775        $     5.69
                                              ---------        ----------

     Total                                    1,083,375        $     4.28
                                              =========        ==========

NOTE 12. - STOCK OPTION PLANS

      The Company's Board of Directors has approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998 and 1999 authorizing the granting of options to purchase up to an aggregate of 2,340,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2001, options to purchase 1,025,477 shares remain un-issued under these plans.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS - CONTINUED

      A.    Employee Stock Option Plans

            The Company grants stock options to its key employees, as it deems appropriate. In addition, the Company previously followed an All Employee Incentive Stock Option Plan whereby all full-time employees of the Company who met certain eligibility requirements were granted stock options from the above plans. Subsequent to January 2, 1999 the Company discontinued grants under this plan. The options are only exercisable so long as the optionee continues to be an employee of the Company.

            The following is a summary of stock option activity for individuals classified as employees for the past two years:

                                                          Number             Weighted
                                                        of Shares            Average
                                                       Under Option       Exercise Price
                                                       ------------       --------------
Outstanding at December 31, 1999                          406,113          $   2.20
     Granted                                              663,731              1.52
     Exercised                                           (167,074)             1.71
     Forfeited                                            (22,506)             2.10
                                                        ---------

Outstanding at December 31, 2000                          880,264              1.76
     Granted                                              175,000              2.02
     Exercised                                           (105,913)             1.41
     Expired                                              (12,814)             2.50
                                                        ---------

Outstanding at December 31, 2001                          936,537              1.84
                                                        ---------

Exercisable at December 31, 2001                          372,794              2.08
                                                        =========

            The average fair value of options granted was $1.58 and $1.40 per share for the years ended December 31, 2001 and 2000, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS - CONTINUED

              Options outstanding at December 31, 2001 are made up of the following:

                                           Options Outstanding                   Options Exercisable
                                 ----------------------------------------     --------------------------
                                                  Weighted
                                                   Average
                                                  Remaining      Weighted                       Weighted
                                   Number        Contracted       Average        Number         Average
                                     of            Life in       Exercise          of           Exercise
                                   Options          Years          Price         Options         Price
                                   -------          -----          -----         -------         -----
$1.50 and Less                      570,237           8.49         $ 1.50         183,570       $   1.50
                                                   =======         ======                       ========
$1.51 - $2.50                       350,978           5.39         $ 2.25         175,979       $   2.48
                                                   =======         ======                       ========
Greater than $2.50                   15,322           2.02         $ 4.93          13,245       $   5.06
                                 ----------        =======         ======      ----------       ========

    Total                           936,537           7.22                        372,794
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

      C.    Directors' Stock Option Plan

            In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 7,500 options upon becoming a director and 5,000 each year thereafter. In 2001, there were 10,000 options granted (17,500 -
            2000) and 15,500 forfeited (0 - 2000). At December 31, 2001, there were 34,500 (40,000 - 2000) options outstanding to directors under this plan, of which 23,667 options were exercisable (27,498 - 2000). These options are exercisable at prices ranging from $1.375 to $9.40 per share. The options vest over a two-year service period. The options expire at various dates from 2005 to 2011.

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

                                                        2001          2000
                                                    -----------   -----------

Net loss:
  As reported (000's)                               $     3,006   $     2,094
  Pro forma (000's)                                 $     3,353   $     2,275

Loss per share:
  As reported                                       $       .73   $       .72
  Pro forma                                         $       .81   $       .78

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                        2001          2000
                                                    -----------   -----------

Expected dividend yield                                       0%            0%
Expected stock price volatility                             100%          100%
Risk-free interest rate                                     4.0%          5.4%
Expected life of options                             5.27 years      10 years

NOTE 13. - INCOME TAXES

      At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $21,000,000 and state net operating loss carryforwards of approximately $10,000,000, which expire from 2009 through 2021. Due to a greater than 50% change in stock ownership of certain subsidiaries, the utilization of net operating loss carryforwards generated to the date of such change may be limited.

      At December 31, 2001, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $6,440,000 had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - INCOME TAXES - CONTINUED

      The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                           December 31,
                                                    -------------------------
                                                       2001          2000
                                                    -----------   -----------

Deferred tax assets:
     Net operating loss and tax credit
      carryforwards                                 $ 6,950,000   $ 7,046,000
     Reserves and other                                 402,000       426,000
                                                    -----------   -----------
         Gross deferred tax asset                     7,352,000     7,472,000

Deferred tax liabilities:
     Property and equipment                            (550,000)     (624,000)
     Defined benefit pension asset                     (362,000)     (290,000)
                                                    -----------   -----------
         Gross deferred tax liability                  (912,000)     (914,000)
                                                    -----------   -----------

Net deferred tax asset                                6,440,000     6,558,000
Deferred tax asset valuation allowance               (6,440,000)   (6,558,000)
                                                    -----------   -----------

Net deferred tax asset                              $        --   $        --
                                                    ===========   ===========

NOTE 14. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      Profit Sharing Plans - LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 2001, a $27,836 ($14,439 - 2000) contribution was made to the profit-sharing plan.

      Defined Benefit Plan - The Company has a contributory defined benefit pension plan that covered all salaried and hourly employees at O&W that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001 the Company discontinued the operations of O&W (see Note 4). The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88. No future benefits will be earned by plan participants. However, the plan will remain in existence and continue to pay benefits as participants qualify, invest assets and receive contributions. The Company's policy is to fund pension costs accrued. Net periodic pension expense includes the following components:

                                                        2001          2000
                                                    -----------   -----------

Service cost                                        $   246,386   $   246,541
Interest cost                                           359,922       334,125
Expected return on plan assets                         (526,588)     (537,891)
Actuarial loss                                           11,933            --
                                                    -----------   -----------

    Total pension expense                           $    91,653   $    42,775
                                                    ===========   ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                        2001          2000
                                                    -----------   -----------

Projected benefit obligation:
    Benefit obligation at beginning of year         $ 5,336,583   $ 4,367,511
    Service cost                                        246,386       246,541
    Interest cost                                       359,922       334,145
    Plan participants' contributions                    142,767       163,987
    Actuarial loss (gain)                               (37,077)      469,609
    Curtailment                                        (774,183)           --
    Benefits paid                                      (255,147)     (201,158)
    Expenses paid                                       (50,829)      (44,052)
                                                    -----------   -----------

    Benefit obligation at end of year                 4,968,422     5,336,583

Plan assets at fair value:
    Fair value of plan assets at
     beginning of year                                5,305,009     5,318,523
    Actual return of plan assets                       (391,871)       67,709
    Employer contributions                              270,000            --
    Plan participants' contributions                    142,767       163,987
    Benefits paid                                      (255,147)     (201,158)
    Expenses paid                                       (50,829)      (44,052)
                                                    -----------   -----------

    Fair value of plan assets at end of year          5,019,929     5,305,009
                                                    -----------   -----------

Funded status                                            51,507       (31,574)
Unrecognized actuarial loss                             853,166       757,900
                                                    -----------   -----------

Prepaid pension cost                                $   904,673   $   726,326
                                                    ===========   ===========

      The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                        2001          2000
                                                    -----------   -----------

Discount rate                                                 7%            7%
Expected return on plan assets                             10.0%         10.0%
Rate of increase in compensation                            N/A           5.5%

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - EXTRAORDINARY LOSS

      In December 2001, the outstanding balance of the ten-year promissory note, payable to the president/principal stockholder was applied to the purchase of common stock of the Company (see Note 10). As a result, the unamortized deferred financing costs and note discount relating to the detachable warrants issued with the debt were written off in 2001. The aggregate amount of $273,813 is considered a loss on early extinguishment of debt and is classified as an extraordinary item in the accompanying consolidated statement of operations.

NOTE 16. - COMMITMENTS

      A.    Lease Commitments

            The Company utilizes certain equipment, vehicles and facilities under operating leases that expire at various dates through 2005. Rent expense under operating leases for the years ended December 31, 2001 and 2000, was approximately $319,000 and $246,000, respectively.

            Following is the approximate future minimum payments required under these leases:

                                 2002             $321,000
                                 2003              272,000
                                 2004              228,000
                                 2005              177,000
                                                  --------

                                                  $998,000
                                                  ========

      B.    Employment Contracts

            The Company is obligated under various employment agreements with certain officers and other employees that expire at various times from 2002 through 2003. The agreements provide for minimum aggregate annual salaries of approximately $900,000. Certain agreements also provide for, among other things, cash bonuses and stock options if certain performance measures are met, and for severance payments. For the years ended December 31, 2001 and 2000 no bonuses or stock options were earned.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                            2001         2000
                                                         ----------   ----------

Satisfaction of obligations to stockholders
 and related accrued interest in lieu of cash
 payments as consideration for stock
 issued (see Notes 8, 10 and 11)                         $1,393,852   $  800,278
                                                         ==========   ==========

Intellectual property received in exchange
 for preferred stock investment and
 satisfaction of accounts receivable (see
 Note 3)                                                 $  353,512   $       --
                                                         ==========   ==========

Contribution of common stock to pension
 plan to satisfy obligation (see Note 14)                $  270,000   $       --
                                                         ==========   ==========

Acquisition of equipment in exchange
 for services rendered (see Note 6)                      $  239,476   $  556,524
                                                         ==========   ==========

Advance - stockholder satisfied in lieu
 of cash payment as consideration for
 long-term obligation - stockholder                      $   50,249   $       --
                                                         ==========   ==========

Satisfaction of employee liabilities in lieu
 of cash payment as consideration for the
 exercise of stock options and warrants
 (see Note 11)                                           $       --   $  450,592
                                                         ==========   ==========

Property and equipment acquired under
 capital leases                                          $       --   $  418,918
                                                         ==========   ==========

Conversion of debentures and related
 accrued interest to common stock (see
 Note 11)                                                $       --   $  135,000
                                                         ==========   ==========

Common stock, stock options and
 warrants issued for services provided                   $    7,500   $   46,695
                                                         ==========   ==========

Common stock issued as satisfaction of
 accounts payable (see Note 11)                          $       --   $   22,699
                                                         ==========   ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18. - BUSINESS SEGMENTS

      The Company's businesses were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2001 the Company approved of a plan to discontinue the operations of the Plastics Group (see Note 4). Going forward the Company's businesses will be organized, managed and internally reported as two segments.

      All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during 2001 and 2000 is set forth as follows:

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18. - BUSINESS SEGMENTS - CONTINUED

                                                              Laser         Photonics        Plastics
       2001                                                   Group           Group            Group
                                                         --------------   --------------   --------------
Sales to unaffiliated customers                          $    7,305,574   $    1,202,074   $           --

Intersegment sales                                              188,235           84,136               --
                                                         --------------   --------------   --------------
    Total revenue                                        $    7,493,809   $    1,286,210   $           --
                                                         ==============   ==============   ==============
Operating loss                                           $      140,742   $      332,245   $           --
                                                         ==============   ==============   ==============
Loss from discontinued operations, including corporate
 overhead allocation                                     $           --   $           --   $    1,774,085
                                                         ==============   ==============   ==============
Interest income                                          $        3,338   $           59   $           --
                                                         ==============   ==============   ==============
Interest expense                                         $      282,940   $           --   $           --
                                                         ==============   ==============   ==============
Extraordinary loss                                       $           --   $           --   $           --
                                                         ==============   ==============   ==============
Identifiable assets                                      $    6,371,894   $      452,211   $    2,566,674
                                                         ==============   ==============   ==============
Depreciation and amortization                            $      710,650   $        2,346   $           --
                                                         ==============   ==============   ==============
Capital expenditures                                     $      362,928   $       29,456   $           --
                                                         ==============   ==============   ==============
Capital expenditures of discontinued segment             $           --   $           --   $      430,224
                                                         ==============   ==============   ==============

       2000

Sales to unaffiliated customers                          $    6,285,882   $      341,688   $           --

Intersegment sales                                                   --               --               --
                                                         --------------   --------------   --------------
    Total revenue                                        $    6,285,882   $      341,688   $           --
                                                         ==============   ==============   ==============
Operating loss (income)                                  $      239,704   $      (84,727)  $           --
                                                         ==============   ==============   ==============
Loss from discontinued operations, including corporate
  overhead allocation                                    $           --   $           --   $      775,827
                                                         ==============   ==============   ==============

Interest income                                          $       13,989   $          440   $           --
                                                         ==============   ==============   ==============
Interest expense                                         $      377,791   $           --   $           --
                                                         ==============   ==============   ==============
Identifiable assets                                      $    6,244,114   $      114,971   $    4,507,335
                                                         ==============   ==============   ==============
Depreciation and amortization                            $      706,788   $       10,664   $           --
                                                         ==============   ==============   ==============
Capital expenditures                                     $      719,225   $       11,986   $           --
                                                         ==============   ==============   ==============
Capital expenditures of discontinued segment             $           --   $           --   $       62,597
                                                         ==============   ==============   ==============

                                                           Unallocated
       2001                                                Corporate      Eliminations     Consolidated
                                                         --------------   --------------   --------------
Sales to unaffiliated customers                          $           --   $           --   $    8,507,648

Intersegment sales                                                   --         (272,371)              --
                                                         --------------   --------------   --------------
    Total revenue                                        $           --   $     (272,371)  $    8,507,648
                                                         ==============   ==============   ==============
Operating loss                                           $      833,296   $       (3,019)  $    1,303,264
                                                         ==============   ==============   ==============
Loss from discontinued operations, including corporate
 overhead allocation                                     $     (749,197)  $      (30,833)  $      994,055
                                                         ==============   ==============   ==============
Interest income                                          $       48,963   $      (33,852)  $       18,508
                                                         ==============   ==============   ==============
Interest expense                                         $      173,239   $           --   $      456,179
                                                         ==============   ==============   ==============
Extraordinary loss                                       $     (273,813)  $           --   $     (273,813)
                                                         ==============   ==============   ==============
Identifiable assets                                      $    1,547,224   $           --   $   10,938,003
                                                         ==============   ==============   ==============
Depreciation and amortization                            $       62,928   $           --   $      775,924
                                                         ==============   ==============   ==============
Capital expenditures                                     $           --   $           --   $      392,384
                                                         ==============   ==============   ==============
Capital expenditures of discontinued segment             $           --   $           --   $      430,224
                                                         ==============   ==============   ==============

       2000

Sales to unaffiliated customers                          $           --   $           --   $    6,627,570

Intersegment sales                                                   --               --               --
                                                         --------------   --------------   --------------
    Total revenue                                        $           --   $           --   $    6,627,570
                                                         ==============   ==============   ==============
Operating loss                                           $      902,595   $           --   $    1,057,572
                                                         ==============   ==============   ==============
Loss from discontinued operations, including corporate
  overhead allocation                                    $     (328,437)  $      (63,725)  $      383,665
                                                         ==============   ==============   ==============

Interest income                                          $       70,299   $      (63,725)  $       21,003
                                                         ==============   ==============   ==============
Interest expense                                         $      202,448   $           --   $      580,239
                                                         ==============   ==============   ==============
Identifiable assets                                      $      506,914   $           --   $   11,373,334
                                                         ==============   ==============   ==============
Depreciation and amortization                            $       37,600   $           --   $      755,052
                                                         ==============   ==============   ==============
Capital expenditures                                     $           --   $           --   $      731,211
                                                         ==============   ==============   ==============
Capital expenditures of discontinued segment             $           --   $           --   $       62,597
                                                         ==============   ==============   ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 19. - SUBSEQUENT EVENTS

      On January 4, 2002, the Company consummated a securities purchase agreement (the "Agreement") with the estate of a former stockholder of O&W (the "Estate"). The Agreement provides that the Estate will purchase 379,253 shares of the Company's common stock, which will be paid for by the cancellation of certain indebtedness of the Company to the Estate of $758,507 (the "Indebtedness"). The Indebtedness relates to past due consulting fees and outstanding debt owed to the estate by the Company at December 31, 2001 (see
Note 9). The agreement puts certain restrictions on the amount of shares of common stock that may be sold on any day by the Estate. In addition, at any time prior to May 31, 2002, the Company has the option to repurchase any shares still held by the Estate for a price equal to the difference between the aggregate net proceeds received by the Estate on sales of the underlying stock and the Indebtedness. If on April 15, 2002, the proceeds received by the Estate from the sale of the Company's common stock is less than the Indebtedness, then at any time on or after April 16, 2002 and on or before May 31, 2002, the Estate may notify the Company that it wishes the Company to repurchase the shares then held by the Estate. The purchase price to the Company will be equal to the difference between the Indebtedness and the aggregate proceeds received by the Estate on sales of the Company's common stock.

      On February 5, 2002 the Company entered into a $1 million convertible note with a third party, the proceeds of which are restricted for the use in the operations of Infinite Photonics. The note accrues interest at an annual rate of 15% and is convertible, at the holder's option, into shares of the Company's common stock at a price of $2.25 per share. For every $100,000 converted by the holder, the Company will receive an interest rate reduction of 1% retroactively to February 5, 2002.

      On March 14, 2002, the Company consummated the sale of the net assets of its subsidiary, Express Pattern (see Note 4).

NOTE 20. - LITIGATION

      The Company is the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, the Company seeks compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorney's fees and costs. In its response to the complaint, Spectra has asserted counterclaims against the Company which management believes are without merit. The Company intends to vigorously prosecute this action and defend the counterclaims.