Form 10QSB
period 2002-03-31
INFINITE GROUP INC
filed 2002-05-15
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Three Month Period Ended March 31, 2002
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-21816

                              INFINITE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               52-1490422
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

       2364 Post Road, Warwick, RI                        02886
 (Address of principal executive offices)               (Zip Code)

Issuer's telephone number                              (401) 738-5777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

As of May 15, 2002 there were 5,670,121 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

Item 1.   Consolidated Balance Sheets- March 31, 2002 and December 31, 2001...2

          Consolidated Statements of Operations - Three Months
          Ended March 31, 2002 and 2001.......................................3

          Consolidated Statements of Cash Flows -Three Months
          Ended March 31, 2002 and 2001.......................................4

          Notes to Consolidated Financial Statements..........................5

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations................................8

PART II. OTHER INFORMATION

Items 1-6 ...................................................................12

SIGNATURES ..................................................................14

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                     2002            2001
                                                                     ----            ----
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $    303,412      $    130,242
  Restricted funds                                                   895,740            86,318
  Accounts receivable, net of allowance                            1,326,692         1,498,463
  Inventories                                                        171,069           129,824
  Other current assets                                               159,902           112,728
  Assets of discontinued operations                                  836,071         2,566,674
                                                                ------------      ------------
          Total current assets                                     3,692,886         4,524,249

Property and equipment, net                                        4,168,998         4,463,122

Other assets:
  Note receivable                                                    150,000                --
  Prepaid pension costs                                              889,673           904,673
  Intangible assets, net                                           1,099,674         1,045,959
                                                                ------------      ------------
          Total other assets                                       2,139,347         1,950,632
                                                                ------------      ------------

                                                                $ 10,001,231      $ 10,938,003
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                        $    270,386      $    282,206
    Stockholders/ officers                                           101,906           124,906
  Accounts payable                                                   874,203         1,146,016
  Accrued expenses                                                   678,300           708,762
  Current maturities of long-term obligations                        841,878           841,878
  Current maturities of long-term obligations - stockholder          120,000           120,000
  Liabilities of discontinued operations                           1,629,208         2,986,904
                                                                ------------      ------------
          Total current liabilities                                4,515,881         6,210,672
Long term obligations                                              3,399,952         2,586,696

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
     shares authorized 5,601,185 and 5,119,047
     shares issued and outstanding                                     5,601             5,119
  Additional paid-in capital                                      25,930,300        25,585,864
  Accumulated deficit                                            (23,850,503)      (23,450,348)
                                                                ------------      ------------
          Total stockholders' equity                               2,085,398         2,140,635
                                                                ------------      ------------
                                                                $ 10,001,231      $ 10,938,003
                                                                ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             2002              2001
                                                             ----              ----
                                                                          (As Restated)
Sales                                                     $ 2,207,123      $ 2,069,383
Cost of goods sold                                          1,756,982        1,384,760
                                                          -----------      -----------
Gross profit                                                  450,141          684,623

Costs and expenses:
     General and administrative                               612,009          461,891
     Depreciation and amortization                            200,000          176,717
     Selling                                                   80,487           98,714
     Research and development                                  69,066               --
                                                          -----------      -----------
          Total costs and expenses                            961,562          737,322
                                                          -----------      -----------
Operating loss                                               (511,421)         (52,699)

Other income (expense)
     Interest expense:
         Stockholder                                           (4,572)         (31,099)
         Other                                                (76,451)        (124,744)
     Gain on dispositions of assets                           137,417               --
     Interest Income                                              402            2,220
     Other expense                                             (1,433)              --
                                                          -----------      -----------
          Total other income (expense)                         55,363         (153,623)
                                                          -----------      -----------

Loss from continuing operations before
     income tax expense                                      (456,058)        (206,322)

Income tax expense                                             (3,750)              --
                                                          -----------      -----------

Loss from continuing operations                              (459,808)        (206,322)

Income (loss) from discontinued operations, including
$60,366 gain on disposal in 2002 (Note 3)                      59,653         (172,871)
                                                          -----------      -----------

Net loss                                                  $  (400,155)     $  (379,193)
                                                          ===========      ===========

Income (loss) per share - basic:

     Continuing operations                                $     (0.08)     $     (0.06)

     Income (loss) from discontinued operations           $      0.01      $     (0.05)
                                                          -----------      -----------

     Net loss                                             $     (0.07)     $     (0.11)
                                                          ===========      ===========

Income (loss) per share - diluted:

     Income (loss) from discontinued operations           $       .01      $      (.05)
                                                          ===========      ===========

Weighted average number of common
  shares outstanding- basic                                 5,524,561        3,503,670
                                                          ===========      ===========
Weighted average number of common
  shares outstanding- diluted                               5,785,416        3,503,670
                                                          ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2002          2001
                                                                              ----          ----
                                                                                        (As Restated)
Operating activities:
      Net loss                                                             $(400,155)     $(379,193)
      Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations
         (Gain) loss from discontinued operations                            (59,653)       172,871
         Depreciation and amortization                                       200,000        176,717
         Amortization of discount on note payable                              6,552          8,656
         Expenses satisfied via issuance of common stock                      51,333             --
         Gain on disposition of assets                                      (137,417)
         (Increase) decrease in assets:
              Accounts receivable                                            171,771       (400,053)
              Inventories                                                    (41,245)        10,868
              Other current assets                                           (17,174)       (34,958)
              Prepaid pension cost                                            15,000         10,000
         Increase in liabilities:
              Accounts payable and accrued liabilities                      (243,450)       271,909
                                                                           ---------      ---------
       Net cash used by operating activities of continuing operations       (454,438)      (163,183)

Investing activities:
      Increase in restricted funds                                           (47,105)       (48,852)
      Purchase of property and equipment                                     (33,174)      (217,776)
      Proceeds from the sale of property and equipment                       270,000             --
      Purchase of intangible assets                                               --        (48,517)
                                                                           ---------      ---------
     Net cash provided (used) by investing activities of
     continuing operations                                                   189,721       (315,145)

Financing activities:
      Net (repayments) borrowings of bank notes payable                      (11,820)         1,110
      Proceeds from issuance of convertible note payable, net of costs       911,000             --
      Deposits to restricted funds                                          (911,000)            --
      Withdraws from restricted funds                                        148,683
      Proceeds from notes payable- stockholder/ officers                          --         90,000
      Repayments of long-term obligations                                   (114,668)       (17,537)
      Repayments of notes payable - stockholder/ officer                     (23,000)        (2,399)
      Proceeds from the issuance of common stock, net of expenses            156,132        242,675
                                                                           ---------      ---------
     Net cash provided by financing activities of continuing
     operations                                                              155,327        313,849

Net cash provided by discontinued operations                                 282,560         72,267
                                                                           ---------      ---------
Net increase (decrease) in cash and cash equivalents                         173,170        (92,212)

Cash and cash equivalents - beginning of period                              130,242        185,901
                                                                           ---------      ---------

Cash and cash equivalents - end of period                                  $ 303,412      $  93,689
                                                                           =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which includes audited financial statements and footnotes as of and for the years ended December 31, 2001 and 2000.

NOTE 2. - RECLASSIFICATIONS

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE 3. - DISCONTINUED OPERATIONS

      In November 2001 and December 2001, the Company's Board of Directors resolved to dispose of Osley & Whitney (O&W) and Express Pattern (EP), respectively. These two subsidiaries represented the Company's Plastics Group segment. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all the employees. The Company is in the process of liquidating all of the assets of O&W. During the first quarter of 2002, all of the inventory and equipment of O&W were sold at auction, resulting in net proceeds of approximately $416,000 and a gain of approximately $27,000. The land and building of O&W remain for sale and the Company expects to sell this property by December 2002. The proceeds from the sale of these assets are being used to repay the outstanding bank obligations, which are secured by the assets. As of March 31, 2002, the amounts outstanding under these bank obligations amounted to approximately $791,000, plus accrued interest to the settlement date. These obligations are guaranteed by the Company. Any bank obligation remaining after the sale of the assets will be assumed by the Company and will be payable based on a seven year amortization with a balloon payment after 18 months.

      On March 14, 2002, the Company consummated the sale of the operating assets of EP to certain officers/ employees of the Company. The purchase price amounted to $725,000, plus the assumption of certain liabilities, of which $575,000 was received in cash. The remaining $150,000 is evidenced by a subordinated note, which bears interest at the rate of 8% and is payable in March 2005. The gain resulting from this transaction amounted to approximately $45,000.

      In accordance with FAS 144, the disposal of the Plastics Group has been accounted for as a disposal of a business segment and accordingly, the assets and liabilities of O&W and EP have been segregated from the continuing operations in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001 and classified as assets/liabilities of discontinued operations. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The accompanying statement of operations and cash flows for the quarter ended March 31, 2001 have been restated to present separately the operating results and cash flows of these discontinued operations.

      The following is the summary of the financial position as of March 31, 2002 and December 31, 2001 for the disposed Plastics segment (O&W and EP):

                                                           March 31,    December 31,
                                                             2002           2001
                                                             ----           ----
      Current assets                                      $   74,784     $  580,799
      Property and equipment, net                            761,287      1,985,875
                                                          ----------     ----------
               Assets of discontinued operations          $  836,071     $2,566,674
                                                          ==========     ==========

      Secured bank obligations                            $  790,679     $1,550,038
      Accounts payable and accrued expenses                  838,529        963,646
      Capital lease obligations                                   --        473,220
                                                          ----------     ----------
               Liabilities of discontinued operations     $1,629,208     $2,986,904
                                                          ==========     ==========

      The following is a summary of the results of operations for the quarters ending March 31, 2002 and 2001 including the gain on disposal of approximately $60,000 for March 31, 2002 for the disposed Plastics segment (O&W and EP):

                                                       Quarters Ended March 31,
                                                         2002           2001
                                                         ----           ----

      Revenues                                         $317,453     $ 1,340,359
                                                       ========     ===========

      Net income (loss)                                $ 59,653     $  (172,871)
                                                       ========     ===========

NOTE 4. - SALE OF ASSETS

      On March 28, 2002, the Company sold all of the property and equipment of its Mound Laser and Photonics Center subsidiary, including customer lists, to a third party and ceased operations of this subsidiary. The sale price of $300,000 consisted of cash of $270,000 and a $30,000 promissory note, which bears interest at 8% and is due in July 2002. This note receivable is included in other current assets at March 31, 2002. The transaction resulted in a gain of approximately $137,000.

NOTE 5. - LONG TERM OBLIGATIONS

      On January 4, 2002, the Company consummated a securities purchase agreement (the "Agreement") with the estate of a former stockholder of O&W (the "Estate"). In accordance with the Agreement, the Estate purchased 379,253 shares of the Company's common stock, which were paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507 (the "Indebtedness"). The Indebtedness relates to past due consulting fees and outstanding debt owed to the Estate by the Company at December 31, 2001. The Agreement puts certain restrictions on the number of shares of the common stock that may be sold on any day by the Estate. In addition, at any time prior to May 31, 2002, the Company has the option to repurchase any shares still held by the Estate for a price equal to the difference between the aggregate net proceeds received by the Estate on sales of the underlying stock and the Indebtedness. If on April 15, 2002, the proceeds received by the Estate from the sale of the Company's common stock is less than the Indebtedness, then at any time on or after April 16, 2002 and on or before May 31, 2002, the Estate may notify the Company that it wishes the Company to repurchase the shares then held by the Estate. The purchase price to the Company will be equal to the difference between the Indebtedness and the aggregate proceeds received by the Estate on the sales of the Company's common stock. As of March 31, 2002 and the date of this report, no shares have been sold by the Estate. As a result, the Company is still obligated for the entire Indebtedness and it is recorded as a liability in the accompanying balance sheet and the increase in equity has not been recorded.

      On February 5, 2002, the Company completed a transaction with an investor for $1.0 Million in cash, less fees amounting to $89,000, in exchange for a $1,000,000 two-year convertible note bearing interest and fees at the annual rate of 15%, payable quarterly. For every $100,000 in principal converted, the annual fees shall be reduced by 1% (up to an aggregate 10%), retroactively back to February 5, 2002. The outstanding principal and interest is due in full on February 5, 2004. The note is convertible, at the option of the Company and the holder, into shares of the Company's common stock at a price of $2.25 per share. In the event of default by the Company, the holder will have the right to exercise, without approval from the Company, at a reduced conversion rate. The proceeds from the note are held in a secured deposit account. Withdrawals from this account are restricted to funding expenses for work under the Defense Advanced Research Projects Agency (DARPA) contract and for the growth of accounts receivable with commercial customers in the operation of the Company's Photonics subsidiary. The account balance as of March 31, 2002, amounting to $762,317, is included in restricted funds in the accompanying balance sheet. The note is secured by this restricted account, the accounts receivable under the DARPA contract, and substantially all other assets of the Company and its Infinite Photonics, Inc. subsidiary. Detachable warrants to purchase 50,000 shares of the common stock of the Company at $2.65 per share were issued with this note. The warrants vest immediately and expire five years from the date of grant. A portion of the proceeds of the note amounting to approximately $79,000 have been allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount is being amortized to interest expense over the term of the note. The note payable balance has been shown net of unamortized discount amounting to approximately $72,000 as of March 31, 2002.

NOTE 6. - STOCKHOLDERS' EQUITY

      During the quarter ended March 31, 2002, the Company issued 75,000 shares of common stock to accredited investors at a price of $2.00 per share, resulting in proceeds of $150,000.

      During the quarter ended March 31, 2002, employee stock options were exercised, resulting in the issuance of 3,786 shares of common stock. Total consideration resulting from these exercised options amounted to $6,132.

      The Company issued 24,100 shares of common stock during the quarter ended March 31, 2002 as satisfaction of outstanding payroll related liabilities amounting to $51,333. The fair market value of the shares issued equaled the amount of the recorded liability.

      During the quarter ended March 31, 2002, the Company granted warrants to purchase 200,000 shares of common stock as satisfaction of outstanding liabilities amounting to $58,826. The warrants are exercisable at $3.00 per share, vest immediately and expire three years from the date of grant.

NOTE 7. - EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average number of common shares outstanding at March 31, 2002 includes the impact of the assumed exercise of approximately 900,000 stock options and warrants with exercise prices ranging from $1.00 to $2.04 per share and the assumed conversion of convertible notes payable, which were converted to common stock in April 2002 (see Note 9). The amount was determined using the treasury stock method. All other securities are anti-dilutive and have not been included in the diluted weighted average shares calculation.

NOTE 8. - BUSINESS SEGMENTS

      The Company's businesses were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2001, the Company approved of a plan to discontinue the operations of the Plastics Group (see Note 3). Going forward, the Company's businesses are organized, managed and internally reported as two segments.

      All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during the periods ended March 31, 2002 and 2001, respectively, is set forth as follows:

                                                   Laser         Photonics    Plastics                   Unallocated
                                                   Group           Group       Group       Corporate     Consolidated
                                                   -----           -----       -----       ---------     ------------
Three Months Ended March 31, 2002

Sales to unaffiliated customers                   $1,529,046      $678,077     $    --     $      --      $2,207,123
                                                  ==========      ========     =======     =========      ==========

Operating income (loss)                           $ (371,272)     $ 15,260     $    --     $(155,409)     $ (511,421)

                                                  ==========      ========     =======     =========      ==========
Income (loss) from discontinued operations        $       --      $     --     $92,549     $ (32,896)     $   59,653
                                                  ==========      ========     =======     =========      ==========

Three Months Ended March 31, 2001

Sales to unaffiliated customers                   $1,961,200      $108,183     $    --     $      --      $2,069,383
                                                  ==========      ========     =======     =========      ==========

Operating income (loss)                           $  108,010      $(26,052)    $    --     $(134,657)     $  (52,699)
                                                  ==========      ========     =======     =========      ==========

Income (loss) from discontinued operations        $       --      $     --     $25,586     $(198,457)     $ (172,871)
                                                  ==========      ========     =======     =========      ==========

NOTE 9 SUBSEQUENT EVENT

      During April 2002, stockholder term notes payable in the amount of $120,000 and $9,600 of related accrued interest were converted into 68,936 shares of common stock.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ materially from those expressed or implied by forward -looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans of the Company will be achieved.

Overview

Our business currently operates under two segments; our Laser Group and our Photonics Groups. During 2001, we sold or discontinued operations of our Plastics Group. Our Laser Group, which had been comprised of Laser Fare, Inc. (LF -Smithfield, RI) and Mound Laser & Photonics Center, Inc. (MLPC- Miamisburg,
OH), provides comprehensive laser-based materials processing services to leading manufacturers. In March 2002 we sold MLPC. Our Photonics Group, which includes Infinite Photonics, Inc. (IP - Orlando, FL) and the Advanced Technology Group (Narragansett, RI), manufactures and markets our proprietary grating coupled surface emitting laser (GCSEL) diodes. The operations of MetaTek, Inc. of Albuquerque, NM were merged into Infinite Photonics, Inc.

Our Plastics Group, which had been comprised of Osley & Whitney, Inc. (O&W - Westfield, MA), Materials & Manufacturing Technologies, Inc. (MMT - West Kingston, RI) and Express Pattern, Inc. (EP - Buffalo Grove, IL), provided rapid prototyping services and proprietary mold building services, which were discontinued or sold.

During 2001, we continued to experience operating losses, due primarily to losses in the discontinued Plastics Group, attributed to falling demand for our injection molds, and start-up costs for our Photonics Group. These losses resulted in reductions in cash flow and a negative working capital position. We are currently focused on our two primary lines of business and may from time to time consider additional capital through the equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources.

Our financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States. During 2001, there were a number of new accounting standards issued by the Financial Accounting Standards Board, which we have determined, did not have any effect on our financial statements in 2001 and do not have a material effect on our financial statements in 2002. We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in fiscal 2002.

Forward-looking strategy

Our business plan for 2002 includes the completion of our plan to dispose of the Plastics Group commenced in November 2001 and the ramp up of research, engineering, manufacturing, marketing and administrative capability for our Photonics Group.

In cooperation with O&W's secured lender, the majority of O&W's equipment and furnishings were sold at public auction on March 12, 2002, and accounts receivable are being remitted to the secured lender as paid. We expect to sell the O&W real estate during 2002 and satisfy the remaining mortgage. On March 14, 2002 we closed on the sale of the assets of Express Pattern, Inc. for $575,000 in cash (of which $300,000 was paid to O&W's secured lender) and a five year 8% subordinated $150,000 note, due upon maturity in March 2005 with quarterly interest payments.

Our Photonics Group is completing leasehold improvements to its semiconductor laser diode manufacturing facilities in Orlando, Florida, which will be completed during the second quarter of 2002. We have hired or transferred twelve research and administrative personnel who are working on the DARPA contract and we are actively interviewing for additional engineering, quality control, manufacturing and administrative personnel. Equipment has started arriving at the facility, and we expect to complete about $1.2 million in capital equipment expansion by the end of 2002, primarily funded through operating leases. As a result of these steps, we expect that our Photonics Group will have approximately

$10.0 million in revenue capacity by year-end. In addition, we closed on a $1.0 Million convertible note with Laurus Master Fund, Ltd., which has been used to fund working capital, salaries and other costs billable under our DARPA contract. We have completed the first technical review with DARPA and believe we are on schedule to meet their timetable for completion of that contract by the end of 2003.

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

Liquidity and capital resources

We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of March 31, 2002, we had cash and cash equivalents of approximately $303,000 available for our working capital needs and planned capital asset expenditures. In addition, on February 5, 2002, we closed on a $1.0 million, two-year convertible note. The proceeds from this note are held as restricted funds available to fund certain operations of our Photonics Group. Restricted funds available under this agreement as of March 31, 2002 amounted to approximately $762,000. While the majority of the revenues realized as of March 31, 2002 were attributed to our Laser Group operations, we anticipate improved revenue from our Photonics Group and positive results from additional expense containment measures that have been implemented. We anticipate that our existing credit facilities, together with our other strategies for raising additional working capital through debt and/or equity transactions will provide adequate liquidity to fund our operations. During the quarter ended March 31, 2002, additional private placements of our common stock yielded gross proceeds of $150,000 and employees accepted 24,100 shares in lieu of cash payments for employee related obligations of $51,333.

At March 31, 2002 we had a working capital deficit of approximately $823,000, (approximately $30,000 after eliminating the assets and liabilities of our discontinued operations). In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding. We have put several agreements in place to potentially provide future liquidity and are exploring several additional arrangements including private placements, direct investment by strategic alliance partners, and venture capital sources. To date we have arranged an Equity Line of Credit (that will be available for use if the trading volume in our common stock reaches certain levels), and an asset based convertible note that is available to fund sales volume increases and working capital needs at our Photonics Group.

Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and net tangible assets of $2.0 million (stockholders' equity, less unamortized goodwill). If we fail to meet these requirements, our stock could be delisted. Last year we received a series of letters from Nasdaq addressing our failure to satisfy the minimum net tangible asset continued listing requirements for the SmallCap Market. On March 19, 2002, we received a letter from Nasdaq that we were in compliance with the continued listing requirements.

                              Results of Operations

Laser Group

      Revenues from our laser material processing, value added services and laser services for the quarter ended March 31, 2002 were $1,529,046, ($1,961,200 at March 31, 2001) with a gross profit for the period of $299,505 ($698,184 at March 31, 2001). The decrease in Laser Group revenues resulted from postponed orders for gas turbine parts used for power generation and reduced or delayed orders for jet engine components. Gross profit margin decreased in 2002 to 20% from 36% in 2001 due to increased set-up costs to replace the postponed orders with other customers and from proportionately higher fixed cost on lower utilization of our laser workstations. With airline traffic and commercial demand for power generation recovering from the tragedies of September 11, 2001, we expect a higher, but indeterminate, proportion of those orders to return in the third and fourth quarters of 2002.

Photonics Group

      Revenues related to the Photonics Group in the quarter ended March 31, 2002 were $678,077, ($108,183 at March 31, 2001) with a gross profit (loss) for the period of $150,636 (($13,561) at March 31, 2001). The increase of $569,894, or 527% in revenues for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily due to commencing work on a $12.0 million DARPA contract signed on January 23, 2002. Net profits are limited to approximately seven percent for that government research contract, which historically has been approximately eight percent. As a result, we expect revenues to increase significantly in 2002, but at a lower net profit rate.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Consolidated revenues for the three months ended March 31, 2002 were $2,207,123 on cost of sales of $1,756,982, resulting in a gross profit of $450,141 for the quarter. Consolidated revenues for the three months ended March 31, 2001 were $2,069,383 on cost of sales of $1,384,760, resulting in a gross profit of $684,623 The increase of $137,740 or 6.7% in consolidated revenues for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, was due to a general increase in revenues associated with contract research and development revenues from DARPA. This was offset by a reduction in revenues of 432,154 at the Laser Group which directly impacted the reduction in gross margins of $234,482.

      Research and development expenses were $69,066 for the three months ended March 31, 2002. Because we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects only internal costs associated with new product development efforts. We anticipate that internal research and development expenses will increase in 2002, for expected GCSEL product development efforts in our Photonics Group, subject to customer demand and funded by discretionary cash flows.

      General and administrative expenses were $612,009 for the three months ended March 31, 2002 as compared to $461,891 for the three months ended March 31, 2001. The increase of approximately $150,000 was primarily attributed to executive and administrative salary increases related to the addition of the position of chief operating officer, reinstating executive salary reductions, as well as other costs related to the formation of the Infinite Photonics subsidiary.

      Selling expenses were $80,487 for the three months ended March 31, 2002 as compared to $98,714 for the three months ended March 31, 2001, reflecting lower commissions on lower jet engine and turbine parts revenues.

      Depreciation and amortization expense totaled $200,000 for the three months ended March 31, 2002 as compared to $176,717 for the three months ended March 31, 2001. The increase was primarily due to depreciation expense for new lasers acquired for medical device production and laser engineered net shaping equipment (LENS) at our Laser Group. Interest expense was $81,023 for the three months ended March 31, 2002 as compared to $155,843 for the three months ended March 31, 2001. The decrease of $74,820 was due primarily from the decreases in the prime interest rate, the satisfaction of certain obligations during 2001 and a reduction of interest paid under a capital lease converted to equity by our president in 2001.

      The loss from continuing operations was $459,808 for the three months ended March 31, 2002 as compared to a loss of $206,322 for the three months ended March 31, 2001.

Part II - Other information

Item 2(c): A description of all unregistered common stock sold by the registrant since January 1, 2001 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                             Purchase                      Price per     Consideration                 Expiration
Name(1)                        Date       No. of Shares   Common Share      ($)(4)       Warrants          Date              Price
------------------------------------------------------------------------------------------------------------------------------------
Roger P. Moore                6/5/2001         12,500          2.00         25,000         1,250         6/15/2004              4.00
------------------------------------------------------------------------------------------------------------------------------------
Gulati Family, LP             6/4/2001         12,500          2.00         25,000         1,250         6/15/2004              4.00
------------------------------------------------------------------------------------------------------------------------------------
Douglas J                    6/15/2001         12,500          2.00         25,000         1,250         6/15/2004              4.00
Rademacher
------------------------------------------------------------------------------------------------------------------------------------
David R. Johnson             6/14/2001         12,500          2.00         25,000         1,250         6/15/2004              4.00
Living Trust
------------------------------------------------------------------------------------------------------------------------------------
Delivery From                6/15/2001         25,000          2.00         50,000         2,500         6/15/2004              4.00
Heaven Foundation
------------------------------------------------------------------------------------------------------------------------------------
David P. Pilotte             11/6/2001         50,000          1.25         62,500                             n/a
------------------------------------------------------------------------------------------------------------------------------------
David P. Pilotte              7/3/2001         25,000          2.00         50,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Laurus Master                 2/5/2002        444,444          2.25      1,000,000        50,000          2/5/2007              2.65
Fund, LTD (David
Grin-Partner)(2)
------------------------------------------------------------------------------------------------------------------------------------
Christopher
DiNapoli                     6/14/2001         25,000          2.00         50,000         2,500         6/15/2004              4.00
------------------------------------------------------------------------------------------------------------------------------------
John J. Perkins               6/8/2001         50,000          2.00        100,000         5,000         6/15/2004              3.00
------------------------------------------------------------------------------------------------------------------------------------
John J. Perkins             12/12/2001         25,000          2.00         50,000         2,500          12/12/04              3.00
------------------------------------------------------------------------------------------------------------------------------------
Dana A. Marshall             6/11/2001         50,000          2.00        100,000         5,000         6/15/2004              4.00
------------------------------------------------------------------------------------------------------------------------------------
Daniel Cohen                 7/24/2001        100,000          2.25        225,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Larry Dosser                 6/11/2001         16,268          2.00         32,536                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Allan J. Ligi                7/17/2001         12,500          2.00         25,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Allan J. Ligi               11/10/2001         40,000          1.25         50,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Allan J. Ligi                 3/7/2002         35,000          2.00         70,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Allan J. Ligi               12/11/2001         30,000          2.00         60,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Christopher Murney          11/30/2001         15,000          2.00         30,000         1,500        11/30/2004              3.00
------------------------------------------------------------------------------------------------------------------------------------
IHC, Inc.                     3/5/2002         30,000          2.00         60,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
John Corridan III           12/11/2001          3,750          2.00          7,500                             n/a
------------------------------------------------------------------------------------------------------------------------------------
William M. Johnson          12/11/2001         25,000          2.00         50,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
William M. Johnson            3/6/2002         10,000          2.00          20000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Richard G. Heidt            12/11/2001         50,000          2.00        100,000                             n/a
------------------------------------------------------------------------------------------------------------------------------------
Estate of Ralph               1/4/2002        379,253          2.00        758,507                             n/a
P. Lazzara
(Executrix
Genevieve M
Lazzara) (3)
------------------------------------------------------------------------------------------------------------------------------------

(1)   Each of the transactions was private placement of securities pursuant to
      Section 4(2) of the Securities Act of 1933, as amended.
(2) Shares subject to conversion under a $1,000,000 two-year convertible note bearing interest and fees at the annual rate of 15%, payable quarterly. The outstanding principal and interest is due in full on February 5, 2004. The note is convertible, at the option of the Company and if we allow the note holder to convert, the Note is convertible into shares of the Company's common stock at $2.25 per share. In the event of default by the Company, the holder will have the right to exercise, without approval from the Company, at a reduced conversion rate. For every $100,000 in principal converted, the annual fee shall be reduced by 1% (up to an aggregate 10%), retroactively back to February 5, 2002.
(3) In accordance with an Agreement with Estate of a former shareholder of Osley & Whitney, Inc., the Estate purchased 379,253 shares of the Company's common stock, which were paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507. The indebtedness related to consulting fees and outstanding debt owed by the Company to the Estate at December 31, 2001.
(4) All gross proceeds received by the Company were used for working capital purposes.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            On February 13, 2002, Infinite Group, Inc. filed a Report on Form 8-K regarding a $12.0 Million contract from the Defense Advanced Research projects Agency. On March 15, 2002, Infinite Group, Inc. filed a Report on Form 8-K regarding the Company's Preliminary earnings for the year ended December 31, 2001. On March 29, 2002, Infinite Group, Inc. filed a Report on Form 8-K regarding the sale of the Company's Express Pattern, Inc. subsidiary.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 15, 2002

                                              INFINITE GROUP, INC.


                                              By: ss/ Clifford G. Brockmyre
                                                 -------------------------------
                                              Clifford G. Brockmyre, President
                                              And Chief Executive Officer


                                              By: ss/ Bruce J. Garreau
                                                 -------------------------------
                                              Bruce J. Garreau
                                              Chief Financial Officer
                                              (principal accounting officer)