Form 10KSB/A
period 2001-12-31
INFINITE GROUP INC
filed 2002-08-01
CIK 884650

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
    Item 1.  Business.                                                         2
    Item 2.  Properties                                                       19
    Item 3.  Legal Proceedings.                                               19
    Item 4.  Submission of Matters to a Vote of Security Holders.             19

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters         20
    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        21
    Item 7.  Financial Results                                                24
    Item 8.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosures                                        25
PART III
    Item 9.  Directors and Executive Officers                                 26
    Item 10. Executive Compensation                                           29
    Item 11. Security  Ownership of Certain Beneficial Owners and
             Management                                                       34
    Item 12. Certain Relationships and Related Transactions                   36
    Item 13. Exhibits, and Reports on Form 8-K                                36
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

Revenues from our Laser Group for the quarter ended March 31, 2002 were $1,529,046 (69.3% of total quarterly continuing revenues) compared to $1,961,200 for the quarter ended March 31, 2001. Revenues related to the Photonics Group in the quarter ended March 31, 2002 were $678,077 (30.7% of total quarterly continuing revenues) compared to $108,013. Each business segment is essential to our overall growth. The Laser Group has been in business for over twenty years, while the Photonics Group started just over one year ago. Research and development performed in the Laser Group led to the original patent on the diode technology that became the core business of the Photonics Group. We expect the Laser Group to grow at the rate of the general economy, and for the Photonics Group to grow from approximately $1.2 million in annual revenues in 2001 to in excess of approximately $5.7 million of revenues from the DARPA contract in 2002. We anticipate developing diode lasers for defense, telecommunications, materials processing, laser printers, and medical applications and anticipate that the Photonics Group will continue to grow much more rapidly than the Laser Group. In general, we expect most commercial and governmental customers to pay for contract research and development in order to design diodes specific to their application in terms of wattage output needed and other characteristics.

During 2001, we also had a Plastics Group, which consisted of two subsidiaries, Express Pattern, Inc. (EP) and Osley & Whitney, Inc. (O&W). Our Plastics Group provided rapid prototyping services and proprietary mold building services. In November 2001 and December 2001, our board of directors determined to dispose of O&W and EP. Our plan consisted of shutting down the operations of O&W and selling the assets of EP. The O&W equipment was sold at auction in March 2002. The O&W land and building were sold at auction on July 16, 2002 for $650,000. A closing of this sale is scheduled for August 8, 2002. This closing will complete the liquidation of the O&W assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $200,000. The obligation of O&W to the secured lender was guaranteed by Infinite. Accordingly, we will assume that remaining outstanding balance. The secured lender has tentatively agreed with us to convert the balance into a term loan amortizing monthly based upon a seven year amortization schedule, with a balloon payment due eighteen months from issuance. It is anticipated that this note will be executed and delivered following the closing of the sale of the land and building.

On March 14, 2002, we sold the net assets of our Express Pattern subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to O&W's secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of Express Pattern and Thomas J. Mueller, our chief operating officer, who is a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his financier.

The Laser Group

Our Laser Group provides comprehensive laser-based materials and processing services (cutting, welding, drilling and assembly) to aerospace, power generation and medical device customers. As to the Laser Group, the majority of revenues are derived from one-time purchase orders, usually from repeat customers such as General Electric, United Technologies, Barnes Aerospace, Dey Laboratories, etc. Work begins when materials arrive from the customer (our inventories are minimal and the customer is responsible for the quality of the materials), and we cut, weld, drill and assemble the parts according to engineering drawings and specifications provided by the customer or determined by our engineers with customer approval. Upon completion of the parts, they are inspected by quality control personnel, compared to the engineering specifications, packaged and delivered to the customer. The customer is billed for the number of parts delivered.

The Laser Group uses 26 laser workstations to process parts ranging in size from very large (jet engine or gas turbine parts) to very small medical products, such as stents (stents are medical implants used to open veins for better blood flow). Substantially all of our laser workstations employ multi-axis lasers, commonly used for industrial component fabrication. One of our laser workstations uses a new system developed with and licensed from Sandia National Laboratories (Sandia). This workstation uses a process called Laser Engineered Net Shaping (LENS(R)), which was developed cooperatively at Sandia by Sandia and a consortium that included our Laser Group, Ford, Motorola, Lockheed Martin and others. The LENS(R) workstation is used to make parts or resurface parts directly in metal by introducing powdered metals through a feeder system, melting the airborne powdered metals as they pass through a small tube with a laser beam, and depositing the metal on to a surface. This process is computer controlled and the systems deposit metals based on information provided from three-dimensional engineering files, such as AutoCad(R). LENS(R) workstations are useful for the overhaul and repair of expensive aerospace parts that would otherwise be discarded, and for depositing rare metals, such as titanium, in complex structures used in medical devices. Lockheed Martin, Barnes Aerospace, United States Government military overhaul depots and Triton Systems are our primary customers to date for these services.

To meet aerospace customer needs, our Laser Fare subsidiary is certified for overhaul and repair of jet engine and aerospace parts by the FAA. We maintain the overhaul and repair license in order to perform laser material processing services on jet engine parts (cutting, welding, drilling) and to use the LENS process to repair or deposit titanium or other metals to aerospace components. To become FAA certified for overhaul and repair of jet engine and aerospace parts, Laser Fare contacted the FAA and submitted a quality manual and the required procedures for the parts involved. After the FAA staff reviewed the documentation, FAA inspectors visited the facility and performed an inspection. Thereafter, they require an inspection if procedures are changed. Our last change was in 2000, for which we passed inspection. We are subject to audit by the FAA at any time, either on a scheduled or periodic basis, or at our request if we change procedures. Loss of the license could impair our ability to conduct overhaul and repair of jet engine and aerospace parts.

Additionally, we are registered with the FDA as a Contract Manufacturer of medical devices to produce products such as asthma testing devices for Dey Laboratories (in which some of the components are cut using laser workstations). We are subject to quality control audits by the

FDA at any time.We have never been audited by their inspectors. However, our medical customers are responsible for the inspection, sale and distribution of their products and devices and we do not believe we have liability to end-users. The process for registration as a contract manufacturer involves completion of an application Form FDA 2891A, which Laser Fare completed in 1995, and renewal forms every two years thereafter. Loss of the registration could impair our ability to perform contract manufacturing of medical devices or components.

Our Laser Group also provides laser-related contract research and development. We are both a prime contractor and subcontractor on several projects sponsored by the Defense Advanced Research Projects Agency (DARPA). We are a subcontractor on all four of DARPA's Mesoscopic Integrated Conformal Electronics (or MICE) programs. Mesoscopic refers to "handheld", and MICE programs are aimed at providing a series of sophisticated handheld devices for military, industrial and consumer use based on very small electronic components, many of which may be manufactured using lasers. Other research and development projects include research for the United States Naval Underwater Warfare Center, the Electric Boat division of General Dynamics, and the United States Air Force Research Laboratory (AFRL).

The Laser Group employs 68 full-time technical and engineering personnel in Smithfield and Narragansett, RI in 16,800 square feet of facilities that we own and 8,326 square feet of facilities that we lease.

The Photonics Group

Our Photonics Group develops and markets diode lasers for source and pump lasers and semiconductor optical amplifiers. Diode lasers and amplifiers are small semiconductor products (as small as one millimeter). The structure of a diode laser is much the same as a basic laser, with two specially designed slabs of semiconductor material on top of each other, with another material in between them forming the "active layer." An electrical current is sent through the device in order to excite electrons, which can then fall back to the non-excited ground state and give out photons ("particles" of light). Depending on the power generated (as measured in watts) and other characteristics, the laser energy generated can be used as the light source for a wide variety of products ranging from being the light source for fiber optic cable to the energy source to cut metals in materials processing equipment. Just as light bulbs can be designed with different shapes, characteristics and wattage for different applications, we can design diodes to provide different characteristics and wattages to meet specific customer needs.

An amplifier couples two or more of these diode lasers in such a fashion that the output of the second or third diode in terms of wattage is much greater than one diode laser alone.

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

In April 2001, we organized Infinite Photonics, Inc. to develop and market laser diodes based on our proprietary, patented and patent pending grating coupled surface emitting lasers (GCSEL) diode technology platform developed by our Laser Group's research and development unit over the last four years. In addition to our staff researchers, we also engaged researchers at the Photonics Research Center at the University of Connecticut, the Ioffe Institute in St. Petersburg, Russia and the Center for Research and Education in Optics and Lasers at the University of Central Florida in Orlando to develop applications of our GCSEL's. To date we have obtained one patent (expiring in 2018), have nineteen patents pending for GCSEL and related technologies. We own the intellectual property, which in addition to patents and patent applications, includes the trade secrets and processing techniques used to manufacture these diodes.

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

Our competitors produce diode lasers that can either emit from the edge of the wafer material, such as processes known as Fabry-Perot or Distributed Feedback diode lasers, or through the surface, such as through a surface emitting technology different from ours, known as Vertically Coupled Surface Emitting Lasers. Each technology has different characteristics in terms of cost, power output and laser beam quality. We believe that our GCSEL diodes produce the best overall combination of cost, power and beam quality of emitted light for high power (0.5 to 8 watts) applications used in defense, telecommunications, materials processing, laser printers and medical device equipment. Because the beam comes out of the grating in a cylindrical shape (low beam spreading), our diodes require lower cost focusing optics. Emitting the beam from the wide surface of the wafer (as opposed to the narrow edge of the wafer) allows our diodes to be tested on the wafer, which provides lower test, burn-in and packaging costs. Finally, the very narrow line width of the beam allows for tunability over a greater number of available channels. The qualities of our diode lasers in comparison to competitive diodes include:

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

On January 23, 2002, Infinite Photonics, Inc. signed and commenced a $12.0 million research and development contract with DARPA, which is scheduled to conclude by the end of 2003. Payments under this contract will be received as services are rendered and billed for. As of May 31, 2002, approximately $1.4 million has been billed under this contract in the current year. Of the remaining contract balance we believe that an additional $4.3 million will be billed during 2002 with the balance billed during 2003. If we fail to meet technical milestones and defense contract audit requirements, DARPA may terminate the contract which could result in less than $12 million of revenue to us under this contract. The purpose of the contract is to provide DARPA with pump and source laser diodes and grating coupled semiconductor optical amplifiers with powers much higher than the current industry standard of about
0.3 watts (more than one watt with a goal as high as ten watts), high repetition rates (up to 20,000 laser pulses per second), and high beam quality (minimum beam spreading of the laser). We will own the intellectual property developed under the contract.

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

We expect to acquire a minimum of approximately $1.2 million in capital equipment over the next year through equipment operating leases that will be negotiated under terms available at the time of acquisition. Additionally, we currently have semiconductor steppers and other relatively high cost equipment available to us on a per hour basis from the University of Central Florida, as well as from other commercial facilities. We estimate that our current and proposed leased and rented equipment will support up to $10.0 million in annual revenue capacity. Our Florida facility is certified for exemption by the Governor's Office from sales and use taxes under Florida's Semiconductor, Defense and Space Technology Facilities Program.

Dey Laboratories, Inc. accounted for 12% and 7% of our revenues during the year ended December 31, 2000 and 2001, respectively. DARPA accounted for 12 % of our revenues for 2001 and we expect DARPA to account for over 40% of our consolidated revenues for the year ending December 31, 2002.

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

We have been dependent on our chief executive officer to fund working capital needs and provide equipment.

Mr. Brockmyre, our chief executive officer, lent us $974,000 and $150,000 during 2000 and 2001, respectively. He converted $974,000 and $100,000 of this amount into shares of our common stock during 2000 and 2001, respectively. In addition, Mr. Brockmyre has purchased and leased to us equipment necessary for our operations. There is no assurance that he will be willing or able to fund future working capital needs.

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

In addition to the shares that may be issuable under our credit facilities, as of December 31, 2001 we have granted options to employees and directors covering 1,036,037 shares of our common stock under our stock option plans. In addition, we have issued warrants covering 1,083,375 shares of common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

Concentration of ownership

As of March 27, 2002, our chief executive officer, Clifford G. Brockmyre II, is our largest stockholder, owning approximately 26% of the issued and outstanding shares of our common stock. Mr. Brockmyre, as a result, effectively controls all our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

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

Customer concentration

Both our Laser Group and our Photonics Group have experienced significant customer concentration. The Laser Group sells laser services to over 100 customers for jet engine and aerospace parts including: General Electric; United Technologies; Rolls Royce Allison; Barnes Aerospace; and Orenta. Medical laser services are sold to over 20 customers, including Dey Laboratories (a Merck Germany unit), Stryker Medical, and Johnson & Johnson. In our Photonics Group, over 90% of our revenues are derived from sales to the United States Government, including DARPA and AFRL. Dey Laboratories, Inc. accounted for 12% and 7% of revenues during the year ended December 31, 2000 and 2001, respectively. DARPA accounted for 12 % of revenues for 2001 and we expect DARPA to account for over 40% of the consolidated revenues for the year ending December 31, 2002. Due to the concentration of revenues in both groups, loss of any of these customers could have a significant detrimental effect on that group's business and financial results.

Government regulation

To meet aerospace customer needs, our Laser Fare subsidiary is certified for overhaul and repair of jet engine and aerospace parts by the FAA. We maintain the overhaul and repair license in order to perform laser material processing services on jet engine parts (cutting, welding, drilling) and to use the LENS process to repair or deposit titanium or other metals to aerospace components. To become FAA certified for overhaul and repair of jet engine and aerospace parts, Laser Fare contacted the FAA and submitted a quality manual and the required procedures for the parts involved. After the FAA staff reviewed the documentation, FAA inspectors visited the facility and performed an inspection. Thereafter, they require an inspection if procedures are changed. Our last change was in 2000, for which we passed inspection. We are subject to audit by the FAA at any time, either on a scheduled or periodic basis, at our request if we change procedures. Loss of the license could impair our ability to conduct overhaul and repair of jet engine and aerospace parts.

Additionally, we are registered with the FDA as a Contract Manufacturer of medical devices to produce products such as asthma testing devices for Dey Laboratories (in which some of the components are cut using laser workstations). We are subject to quality control audits by the FDA at any time. We have never been audited by their inspectors. However, our medical customers are responsible for the inspection, sale and distribution of their products and devices and we do not believe we have liability to end-users. The process for registration as a contract manufacturer involves completion of an application Form FDA 2891A, which Laser Fare completed in 1995, and renewal forms every two years thereafter. Loss of the registration could impair our ability to perform contract manufacturing of medical devices or components.

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

Patents and intellectual property

Our patents and patent applications relate to diode grating structure, design and processes to produce the diode; thermal management devices to control the heat of the diode and other manufacturing processes; titanium processes for the LENS application, and other manufacturable product discovered or acquired in the course of our research. The majority of our intellectual property is employed directly in the development and manufacture of laser diodes, products using the LENS process or processes used to provide laser processing services. A patent on our GCSEL technology was awarded on April 17, 2001. Presently, this is our only material issued patent. Additionally, we have nineteen patent applications pending, including twelve related to our GCSEL technology and seven related to thermal management applications to disperse the heat created by diode lasers and for other uses. All patents have a duration of seventeen years from the date of issuance.

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

Our Photonics Group competes in the laser diode market. Laser diodes are produced for a large number of consumer, industrial and government purposes. We are focused on three of the larger components of those markets: telecommunications; materials processing; and medical products. We compete against a large global market of component manufacturers, and against many large, well-funded diode manufacturers including industry leaders, such as JDS Uniphase, Nortel, Coherent and Novalux. Much of the industry addresses low to mid-range power applications under 0.5 watts, such as edge emitting diode and vertically coupled surface emitting laser manufacturers. Our product development program is concentrated on applications requiring mid to high power (greater than 1.0 watts), relatively high beam quality (beam spreading less than 1%), and narrow line width (for greater than 50 channel applications). We believe that such applications are and will be important to current and future telecommunications requirements for optical amplification (Raman and EDFA); materials processing applications for ablation (low heat effected zone), and medical applications (low heat effected zone).

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

                                      Square feet
                              --------------------------
      Location                   Owned         Leased           Annual Rent       Termination Date
----------------------        -----------    -----------      ---------------     ----------------
Warwick, RI                        --            2,223        $        35,568           2002
Smithfield, RI                   16,800          8,000        $        28,800      Month to Month
Narragansett, RI                   --              326        $         6,850           2002
Orlando, FL                        --            6,750        $       104,123           2003

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

We are the plaintiff in a lawsuit filed in the Rhode Island Superior Court on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation ("Spectra") and Nabil Lawandy. In the action we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred Stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action we seek compensatory damages in the amount of $500,000 plus punitive damages as well as an award of attorney's fees and costs. In its response to the complaint, Spectra asserted counterclaims against us which we believe are without merit. The first counterclaim alleges that Infinite, through Laser Fare, breached a contract to sell four lasers to Spectra for a total price of $30,000. Spectra asserted that the lasers did not meet its specifications or operate satisfactorily and, thus, seeks a refund of the purchase price. The second counterclaim alleges that Infinite, by bringing suit against Spectra, has breached a fiduciary duty to Spectra and has intentionally interfered with advantageous relations.

Our motion to dismiss the counterclaims was denied. We are currently engaged in the discovery stage of the proceedings and believe that the matter will be placed on the trial calendar during the fourth quarter of 2002 or first quarter of 2003. We intend to vigorously prosecute this proceeding.

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

        Period                                   High                    Low
--------------------                            ------                  ------
2001
       First Quarter                            $4.234                  $1.500
       Second Quarter                            3.990                   1.688
       Third Quarter                             3.320                   1.600
       Fourth Quarter                            4.170                   1.500

2000
       First Quarter                           $18.375                 $ 1.063
       Second Quarter                            4.938                   1.531
       Third Quarter                             6.125                   2.000
       Fourth Quarter                            4.000                   1.375

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

This report also identifies important factors, which could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 7 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

Our business has two segments; our Laser Group and our Photonics Groups. During 2001, we sold or discontinued operations of our Plastics Group.

Our Laser Group, comprised of Laser Fare, Inc. (LF -Smithfield, RI) and Mound Laser & Photonics Center, Inc. (MLPC- Miamisburg, OH) provides comprehensive laser-based materials processing services to leading manufacturers. Our Photonics Group, includes Infinite Photonics, Inc., (Orlando, FL) and the Advanced Technology Group (Narragansett, RI) manufactures and markets our proprietary grating coupleted surface emitting laser (GCSEL) diodes. MetaTek, Inc. of Albuquerque, NM was merged into Infinite Photonics, Inc.

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

In cooperation with O&W's secured lender, the majority of O&W's equipment and furnishings were sold at public auction on March 12, 2002, and accounts receivable are being remitted to the secured lender as paid. The Osley & Whitney land and building were sold at auction on July 22, 2002 for $650,000. A closing of this sale is scheduled for August 8, 2002. This transaction will complete the liquidation the Osley & Whitney's assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $200,000. The obligation of Osley & Whitney to the secured lender was guaranteed by Infinite. Accordingly, Infinite will assume that remaining outstanding balance. The secured lender has tentatively agreed to convert the balance into a term loan amortizing monthly based upon a seven year amortization schedule, with a balloon payment due eighteen months from issuance. It is anticipated that this note will be executed and delivered following the closing of the sale of the land and building.

On March 14, 2002 we closed on the sale of the assets of Express Pattern, Inc. for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to O&W's secured lender) and a five year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments.

Our Photonics Group is completing leasehold improvements to its semiconductor laser diode manufacturing facilities in Orlando, Florida, which will be completed during the second quarter of 2002. We have hired or transferred ten research and administrative personnel who are working on the DARPA contract and we are actively interviewing for additional engineering, quality control, manufacturing and administrative personnel. Equipment has started arriving at the facility, and we expect to complete about $1.2 million in capital equipment expansion by the end of 2002, primarily funded through operating leases. As a result of these steps, we expect that our Photonics Group will significantly increase capacity by year-end. In addition, we closed on a $1.0 convertible note with Laurus Master Fund, which has been used to fund salaries and other costs billable under our DARPA contract. We have completed the first technical review with

DARPA and believe we are on schedule to meet their timetable for completion of that contract by the end of 2003.

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

Liquidity and capital resources

We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of December 31, 2001, we had cash and cash equivalents of approximately $130,242 available for our working capital needs and planned capital asset expenditures. In addition, on February 5, 2002, we closed on a $1.0 million, two year convertible note (see below).

The December 31, 2001 financial statements reflect a decrease in accounts receivable from December 31, 2000 of approximately $328,000, or 18%. Approximately $873,000 of the accounts receivable at December 31, 2000 is related to the continuing operations. These receivables have increased by approximately $626,000 to $1,498,463, or 72% at December 31, 2001. This increase is primarily related to an increase of approximately $500,000 in accounts receivable due under a $1 million DARPA contract at the Photonics Group. This contract was new in the second quarter of 2001 and accounted for approximately $986,000 in new revenues for 2001. Accounts receivable from continuing operations, excluding this amount have increased approximately 15%. The total increase in revenues from the Photonics Group for 2001 of approximately $860,000 coupled with approximately $1.0 million (16%) increase in revenues from the Laser Segment provided for the overall increase in revenues from 2000 of approximately $1,880,000, or 28%. The balance of the accounts receivable at December 31, 2000 of approximately $954,000 relate to the discontinued operations of the Plastics Group. Theses accounts receivable balances have been reduced to approximately $355,000 at December 31, 2001 and are included in the balance sheet as "assets of discontinued operations". This reduction reflects the shut down of the O& W operations in November 2001.

The December 31, 2001 financial statements also reflect a reduction in inventory levels from December 31, 2000 of approximately $352,000, or 73%. A reduction of approximately $329,000 relates to inventories of the discontinued Plastics Group that existed at December 31, 2000, which have been included in the balance sheet as "assets of discontinued operations" at December 31, 2001. The remaining marginal reduction of approximately $23,000 from continuing operations relates to the timing of inventory purchases at year-end for the Laser Group.

Property and equipment purchases at our Laser Fare subsidiary amounted to approximately $360,000 of which $308,000 related to the LENS process. The majority of the remaining increase occurred at our Infinite Photonics subsidiary (approximately $30,000) and consisted of furniture and fixtures at the new Orlando facility. Cash flows for intangible assets increased from the development and acquisition of patents pending and other intellectual property relating to the GCSEL technology used at the Photonics Group. We anticipate that increased equipment needs in the Photonics Group during 2002 will be obtained through operating leases.

During 2000 and 2001, our president and chief executive officer loaned us an aggregate of $1,124,000 evidenced by a series of short-term notes, which bore interest at various interest rates ranging from 10% to 11%. In addition, at December 31, 1999, a $40,000 loan from our president and chief executive officer was outstanding. The proceeds of these loans were used for working capital purposes. In consideration for these loans, our president and chief executive officer was issued warrants to purchase 153,000 shares of common stock at exercise prices ranging from $1.03125 to $2.73 per share. As of December 31, 2001, approximately $50,000 of the loans, along with $4,375 of unpaid interest remained outstanding, and approximately $1,126,000 (including interest of $12,000 which accrued during 2000) had been repaid through the issuance of shares of common stock and the application of portions of the loan balance to satisfy the exercise price of outstanding options and warrants. During 2000, $1,026,000 of principal and interest were repaid through (a) the issuance of 294,649 shares of common stock issued at a weighted average price of $2.22; (b) the application of $199,471 in satisfaction of the exercise price of outstanding options; and (c) the application of $172,750 in satisfaction of the exercise price of outstanding warrants. During 2001, $100,000 of principal was repaid through the issuance of 39,526 shares of common stock issued at a price of $2.53. All share issuances were valued at fair market value on the date of conversion, which was determined based upon price of the common stock on the twenty trading days preceding the conversion.

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

At December 31, 2001 we had a working capital deficit of approximately $1.7 million, ($1.3 million after eliminating the assets and liabilities of our discontinued operations). The working capital deficit was primarily caused by recurring losses at the former Plastics Group resulting in slow payments to the Company's vendors.

A going concern qualification was included in the opinion issued by our auditors on our 2000 financial statements as a result of one of the Company's primary lenders not having issued its waiver for certain loan covenant violations that existed at December 31, 2000 at our Laser Fare subsidiary. The loan covenants are measured annually at December 31. The loan covenant violations which existed at December 31, 2000 related to failure to meet certain levels of working capital, debt to tangible net worth ratio and exceeding capital expenditure limits. Due to the acquisition of LENS equipment in a non-monetary transaction and acquisition of stent equipment, we exceeded the capital expenditure limitations to support the growth of our Laser Group. Subsequent to the issuance of the financial statements and the repayment of a certain portion of the related debt, the bank issued a waiver letter for the violations.

At December 31, 2001, the Company was in violation of certain covenants related to its failure to meet certain levels of debt to tangible net worth ratio and exceeding the capital expenditure limits. We completed acquisition of the LENS equipment in a non-monetary transaction in 2001, which also caused us to exceed our capital limitation requirements. The covenant violations were waived by the bank prior to the issuance of the financial statements.

During the year ended December 31, 2001, the Company adopted a plan to discontinue the operations of its former Plastics Group, which was suffering recurring losses and required significant levels of cash flows to operate. In addition, during the first quarter of 2002 the Company sold its Express Pattern and Mound subsidiaries. These events provided an infusion of approximately $845,000 in cash, which has been used to pay down existing bank debt, as well as for working capital needs.

As a result of the above transactions, the Company currently operates under two business segments. The Laser Group is expected to have positive income from operations and cash flow based on its current and budgeted revenue levels from its existing customer base. The Photonics Group was awarded a $12.0 million DARPA contract, for which work began during the first quarter of 2002. The Photonics Group should be able to sustain break even or better operating performance. In addition, during the first quarter of 2002, the Company closed on a $1.0 million convertible debt financing with the Laurus Fund, the proceeds of which will be used to finance the working capital needs of the Photonics Group for 2002. The Company has also reduced its corporate overhead costs by reducing personnel and reallocating personnel resources to the Photonics Group, who will generate revenues under the DARPA contract. These factors have led to our improved liquidity in 2002 and the absence of a going concern qualification on our 2001 financial statements.

In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding. We have put several agreements in place to potentially provide future liquidity and are exploring several additional arrangements including private placements, direct investment by strategic alliance partners, and venture capital sources. To date we have arranged an asset based convertible note that is available to fund sales volume increases and working capital needs at our Photonics Group.

On July 23,2002 we terminated the equity line of credit agreement which we had entered into with Cockfield Holdings Limited (Cockfield) on November 30, 2000. As a result, we were released, and released Cockfield, from any further obligation thereunder.

As consideration for establishing the equity line of credit, we granted Cockfield warrants to purchase up to 200,000 shares of our common stock. As consideration for the services rendered by Jesup & Lamont as placement agent in connection with the equity line of credit, we granted

Jesup & Lamont warrants to purchase up to 100,000 shares of our common stock. These warrants, covering 300,000 shares of our common stock, are exercisable at any time prior to November 20, 2003, for $3.135 per share and survived the termination of the agreement.

Our asset based convertible note

On February 8, 2002, we completed a transaction with Laurus Master Fund, Ltd., a New York based hedge fund, (Laurus) for $1.0 Million in cash in exchange for a $100,000 two-year note bearing interest at 15%, with interest payable quarterly. If we allow Laurus to convert the Note into shares of common stock at $2.25 per share, we will receive an interest rebate from Laurus equal to one percent per $100,000 converted. The Note is secured by a deposit account and by the accounts receivable of our Infinite Photonics subsidiary. Our use of the proceeds of this note is limited to funding expenses under our DARPA contract, and the growth of accounts receivable with commercial customers.

In connection with the transaction, we issued five-year warrants to Laurus to purchase 50,000 shares of common stock at $2.65 per share, paid a $50,000 origination fee at closing and paid legal and closing expenses of $37,500.

There is no assurance, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Results of operations

Laser Group

Revenues from our Laser Group for the years ended December 31, 2001 and 2000 were $7,305,574 and $6,285,882, respectively, with a net operating loss of $140,742 and $239,704, respectively. The increase in revenues was due primarily to increased services performed for General Electric (approximately $411,000) and Barnes Aerospace (approximately $436,000) on gas turbine parts and the remainder from medical device manufacturers. The reduced operating loss resulted from economies of scale.

Photonics Group

Revenues from our Photonics Group for the years ended December 31, 2001 and 2000 were $1,202,074 and $341,688, respectively. Net operating loss for the 2001 period was $332,245 as compared to net income of $84,727 for the 2000 period. The 2001 operating loss was due to start-up costs at Infinite Photonics. The increased revenue in 2001 of approximately $860,000 was attributable to work performed and billed under the DARPA contract during the period."

Plastics Group

The loss from our discontinued Plastics Group for the year ended December 31, 2001 was $1,774,085 compared to a loss of $775,827 for the year ended December 31, 2000. The increased loss during 2001 was attributable to a general reduction in revenues at O&W primarily attributable to loss of business from key customers and a $622,000 loss on the disposal of assets divested in connection with these discontinued operations.

Comparison of the years ended December 31, 2001 and 2000

In 2001, consolidated revenues were $8,507,648 on cost of goods sold of $5,897,511 resulting in a gross profit of $ 2,610,137 from continuing operations for the year. Consolidated revenues from continuing operations in 2000 were $6,627,570 on cost of sales of $ 4,720,649, resulting in a gross profit of $1,906,921. The increase of $ 1,880,078 or 28.4% in consolidated revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to a $1.3 Million DARPA contract in 2001 awarded to our Photonics Group, and increases in sales in our Laser Group to GE Gas Turbine and Barnes Aerospace for gas turbine parts and to medical device manufacturers. Gross profit margin increased in 2001 to 30.7% from 28.8% in 2000. This increase was due to slightly higher margins in both gas turbine and medical devices. We signed a large $12.0 million DARPA contract on January 23, 2002 where net margins are limited to approximately 6.7% for government research which historically has been approximately eight percent. As a result, we expect revenues to increase significantly in 2002, but at lower net margins.

As to the Laser Group, the majority of revenues are derived from one-time purchase orders, usually from repeat customers such as General Electric, United Technologies, Barnes Aerospace, Dey Laboratories, etc. Work begins when materials arrive from the customer (our inventories are minimal and the customer is responsible for the quality and quantity of the materials), and we cut, weld, drill and assemble the parts according to engineering drawings and specifications provided by the customer or determined by our engineers with customer approval. Upon completion, the parts are inspected by quality control personnel, compared to the engineering specifications, packaged and delivered to the customer. The customer is billed for the number of parts delivered.

As to the Photonics Group, the majority of revenues are derived from contract research and development. We expect to complete approximately $5.7 million of effort in 2002 under the current DARPA contract totaling $12.0 million, with the remainder to be completed in 2003. The work is subject to periodic technical reviews and government audit, and is cancelable if we fail to meet technical and financial milestones. We completed both a technical DARPA review and a Defense Contract Audit Agency review in May 2002, and we believe we are on schedule technically and in audit compliance.

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

General and administrative expenses were $2,735,782 for the year ended December 31, 2001 as compared to $1,775,596 for the year ended December 31, 2000. The increase of $960,186, or 54.1%, is primarily due to Infinite Photonics start-up expenses, the hiring of our new chief operating officer in 2001, reinstatement in 2001 of a 20% salary reductions and increased legal, investment banking and other fees related to our capital raising activities. The Chief Operating Officer was hired in January 2001 at an annual salary of $160,000, of which $156,651 was paid during 2001. The CEO, CFO and Secretary took salary reductions of 20% of their base salaries of $175,000, $135,000, and $110,000, respectively for approximately half of 1999, all of 2000, and the first quarter of 2001. During the last three quarters of 2001, salaries were paid at the normal rate resulting in an increase of approximately $63,000 over the period ended December 31, 2000. Increased legal and accounting expenses of approximately $30,000 and $63,000, respectively, resulted from general corporate matters. The new Infinite Photonics subsidiary, which began operations in 2001, resulted in increased general and administrative costs of approximately $383,000. Finally, public company costs for our stock transfer agent, share listing costs, etc. increased by approximately $52,000.

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

Interest expense was $456,179 during 2001 as compared to $580,239 during 2000, or a decrease of $124,060, or 21.4%. Interest expense to stockholders was $128,567 during 2001 as compared to $173,694 during 2000. The decrease of $45,127, or 26.0% was due primarily to the satisfaction of a capital lease obligation to the president/principal stockholder in exchange for the issuance of common stock during 2001. The decrease is also due to reduced interest expense caused by the general reduction of amounts outstanding, in accordance with the terms of the debt. Other interest expense was $327,612 during 2001 as compared to $406,545 during 2000. The decrease of $78,933, or 19.4% was due primarily to a reduction of short-term borrowings in our Laser Group and the reduction in the prime interest rate during 2001.

Interest income for the year ended December 31, 2001 was $18,508 as compared to $21,003 for the year ended December 31, 2000 due to comparatively lower interest rates in 2001.

The loss from the disposition of assets in 2001 was $11,856, as compared to $60,587 in 2000. The 2001 amount relates to a gain on the sale of a laser in our Laser Group in the amount of $9,500 offset by the disposal of an asset no longer used, resulting in a loss of $21,356. The 2000 amount relates to the sale of an obsolete laser in our Laser Group. Each year as we complete our capital budget, assets at or approaching the end of their useful lives are reviewed for upgrade, disposal or replacement.

In November 2001 and December 2001, the Company's Board of Directors resolved to dispose of Osley & Whitney and Express Pattern. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary. Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees. The loss from the operations of the discontinued business segment amounted to $372,055 as compared to $383,665 during 2000. The loss on disposal of discontinued operations in the amount of $622,000 for the year ending December 31, 2001, represents the writedown of property, plant and equipment and inventory at O&W to their net realizable value ($472,000), and an allowance for doubtful accounts receivable of $150,000.

On March 13, 2002, the Company sold the net assets of Express Pattern to certain officers/employees of the Company.

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

Critical Accounting Policies

Revenue Recognition

The Company generates substantially all of its revenue from two sources. The first source represents services performed relating to contracted research and development. These services are performed based upon terms specified and agreed upon by both parties prior to commencement of the project. Revenues relating to these services are recognized at the point that the services are performed. There may or may not be a product delivered at the end of the project. The second area relates to traditional laser services, which include welding, machining, cutting, drilling and engraving. These services relate to processes performed on the customers' parts. The services are performed based upon terms specified and agreed upon by both parties prior to commencement. Revenues relating to these services are recognized at the point that the completed product is delivered to the customer. Generally there is little judgment or uncertainty that goes into the recognition of revenue from both revenue sources that would impact the reporting

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables. This analysis involves a degree of judgment regarding customers' ability and willingness to satisfy its obligations to us. These estimates are based on past history with customers and current circumstances. Management's estimates of doubtful accounts historically have been within reasonable limits of actual bad debts. Management's failure to identify all factors involved in determining the collectability of an account receivable could result in bad debts in excess of reserves established.

Deferred Tax Asset Valuation

Management calculates the future tax benefit relating to certain tax timing differences and available net operating losses and credits available to offset future taxable income. This deferred tax asset is then reduced by a valuation allowance if management believes it is more likely than not that all or some portion of the asset will not be realized. This estimate is based on historical profitability results, expected future performance and the expiration of certain tax attributes which give rise to the deferred tax asset. As of the balance sheet date, a reserve has been established for the entire amount of the deferred tax asset. In the event, we generate future taxable income we will be able to utilize the net operating loss carry forwards. This will result in the realization of the deferred tax asset, which has been fully reserved. As a result, we would have to revise its estimates of future profitability and determine if its valuation reserve requires downward adjustment.

Stock-Based Compensation

We disclose the pro forma compensation cost relating to stock options granted under employee stock option plans, based on the fair value of those options at the date of grant. This valuation is determined utilizing the Black- Scholes, option-pricing model, which takes into account certain assumptions, including the expected life of the option and the expected stock volatility and dividend yield over this life. These assumptions are made based on past experience and expected future results. In the event the actual performance varies from the estimated amounts, the value of these options may be misstated."

Effect of new accounting pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step was to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of the adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests are reflected as the cumulative effect of a change in accounting principle.

The Company adopted the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company's goodwill in the amount of approximately $88,769 at December 31, 2001, relates to the Laser Fare and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. The remaining goodwill, amounting to $71,185, relates to Laser Fare, which will be a reporting unit by itself for purposes of determining any impairment of goodwill. The Company will no longer record $28,612 of annual amortization expense related to its existing goodwill at December 31, 2001. The Company has allocated its intangible assets to its reporting units. The remaining useful lives of the intangibles have been evaluated and no changes will be made.

SFAS No. 141 also requires that upon adoption of SFAS No. 142, the company reclassify the carrying amounts of certain intangibles assets into or out of goodwill, based upon certain criteria. The Company does not anticipate any reclassifications. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested annually for impairment, and in interim periods if certain events occur indicating that the carrying value of goodwill and / or indefinite-lived intangible assets may be impaired; require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

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

On January 1, 2002, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived asset to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. The Registrant adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group. Accordingly, the assets and liabilities of the discontinued operations are reflected as gross amounts, rather than net, in the accompanying balance sheet in accordance with SFAS 144. There was no impact from the adoption of this standard on its impairment tests of long lived assets nor its accounting for discontinued operations.

Financial statements

Reference is made to the financial statements, the report thereon and notes thereto, beginning on page F-1 of this report.

Changes in and disagreements with accountants on accounting and financial disclosure

During the third quarter of 2001 we filed a current report on Form 8-K regarding a change in our certified public accountants. On August 2, 2001, we were notified that the firm of Freed Maxick Sachs & Murphy, PC, which had previously merged with McGladrey & Pullen, LLP on November 1, 2000, elected to demerge from McGladrey & Pullen, LLP effective August 1, 2001 and that McGladrey & Pullen, LLP would no longer be our auditors. The demerged firm, which is newly named Freed Maxick & Battaglia, CPAs, Pc, was appointed as our new auditors by our board of directors. We had no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                    PART III

                   MANAGEMENT DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of the our directors and executive officers.

                                                                                        Affiliated
          Name                   Age                     Position                         Since
---------------------------     ----       ------------------------------------         ----------
Clifford G. Brockmyre II(1)      60        Chairman of the board, president and            1994
                                           chief executive officer

Thomas J. Mueller                50        Chief operating officer                         2000

Bruce J. Garreau                 51        Chief financial and accounting officer          1999

Daniel T. Landi                  59        Corporate controller and secretary              1994

J. Terence Feeley                51        Director                                        1994

Michael S. Smith (2)             47        Director                                        1995

Brian C. Corridan (2)            53        Director                                        2000

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

Brian Q. Corridan became director in November 2000 and is a member of our audit and compensation committees. Since 1994 he has been president of Corridan & Co., an independent financial services firm, an OSJ (Office of Supervisory Jurisdiction) of Raymond James Financial Services. He has served as a Registered Representative with Prudential Securities, Tucker

Anthony & R.L. Day, and Kidder Peabody & Co. where he participated in brokerage services as well as corporate and municipal financings with these firms. Mr. Corridan received a BA from Stonehill College, and is a former Naval Officer. He serves as a trustee of a number of civic and educational organizations including chairman of the Springfield Technical Community College Technology Park. He serves on the finance committee of Baystate Health System, Inc., is a trustee of Our Lady of the Elms College and was a director of Health New England a mid sized HMO.

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

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to its officers and directors were complied with except as follows:
Thomas J. Mueller - Form 4 two transactions; J. Terence Feeley -- Form 4 two transactions; Bruce J. Garreau - Form 4 one transaction; Clifford G. Brockmyre, II - Form 4 one transaction.

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

                                                    Annual compensation             Long-term compensation
                                        -----------------------------------------   ----------------------
                                                                                                Shares of
                                                                                                 common
                                                                                   Restricted     stock
  Name and principal                                                Other annual     stock      underlying      All other
      position                          Salary          Bonus       compensation*   awards(1)     options     compensation**
-----------------------                 ------          -----       -------------   ---------   ----------    --------------
Clifford G. Brockmyre
President and chief
   executive officer
   2001 ...............                $ 99,836        $     --        $    --        $ --             --             --
   2000 ...............                 132,966              --             --          --         11,000             --
   1999 ...............                 163,096              --             --          --         60,019             --

Thomas J. Mueller
Chief operating officer
   2001 ...............                 124,326              --         10,500          --         50,000        $32,523
   2000 ...............                 125,643              --             --          --        131,250             --
   1999 ...............                  71,876              --             --          --             --             --

J. Terrence Feeley
President -- Advanced
   Technology Group
   2001 ...............                 139,861              --         10,298          --        125,000             --
   2000 ...............                 140,297              --          9,288          --        240,000             --
   1999 ...............                 151,603              --          9,652          --          1,731             --

Bruce J. Garreau
Chief financial officer
   2001 ...............                  81,027              --          6,750          --             --        $76,450
   2000 ...............                  94,868              --          8,308          --        108,500         30,000
   1999 ...............                  51,714              --             --          --         75,000             --

Daniel T. Landi
Corporate controller
   and secretary
   2001 ...............                  75,944              --             --          --             --             --
   2000 ...............                  87,966              --             --          --          6,500             --
   1999 ...............                 101,539              --             --          --          1,270             --

----------
*     Reflects executive's Contribution to our 401k plan.

** Reflects application of accrued and unpaid salary to satisfy stock option exercise price.

Employment Agreements

We have an employment agreement dated June 30, 2001 with Clifford G. Brockmyre II, our president and chief executive officer, for a term expiring on June 30, 2003, which provides for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that, if Mr. Brockmyre is terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with us, divulging confidential information, dishonesty or misconduct detrimental to us or breach of a material term of the agreement), we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the employment term multiplied by 2.99. The agreement also provides for payments to Mr. Brockmyre, or his estate, in the event of his death or permanent disability.

We have an employment agreement dated July 1, 1999 with Mr. J. Terence Feeley, president of the Advanced Technology Group, for a term expiring on July 1, 2002, which provides for an annual salary of $150,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Feeley is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. This agreement also provides, among other things, that, if Mr. Feeley is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of
(i) the highest annual rate of salary paid to Mr. Feeley, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Feeley during the employment term multiplied by two. The agreement also provided for payments to Mr. Feeley, or his estate, in the event of his death or permanent disability.

We entered into an employment agreement dated October 1, 1999 with Bruce J. Garreau, our chief financial and accounting officer, for a term expiring on October 1, 2002, which provides for an annual salary of $135,000 and various benefits including the grant of 10,000 shares of our common stock and 75,000 stock options exercisable at $1.00 per share. The 10,000 shares had a value of $7,312 upon issuance. The options vest in three equal installments of 25,000 shares over an eighteen-month period. In addition to the compensation provided under the agreement, Mr. Garreau is eligible to participate in our bonus plan and is eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provides, among other things, that if Mr. Garreau is terminated other than for Cause, we will pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Garreau and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Garreau during the employment term multiplied by two. The agreement also provides for payments to Mr. Garreau, or his estate, in the event of his death or permanent disability.

Stock options

Option grants

The following table sets forth certain information regarding options granted by us in 2001 to each of the Named Executives.

                                                      Option Grants in Last Fiscal Year
                               -----------------------------------------------------------------------------------
                                                     Individual Grants                       Potential Realizable
                               ---------------------------------------------------------       Value at Assumed
                                                                                                Annual Rates of
                                                                                                  Stock Price
                                Number of      Percent of                                      Appreciation for
                                 Shares      Total Options                                      Option Term(1)
                               Underlying      Granted to       Exercise                    ----------------------
                                 Options      Employees in        Price      Expiration
        Name                     Granted      Fiscal Year       ($/share)        Date         5%              10%
-------------------------      ----------    --------------     ---------    ----------     -------        -------
Clifford G. Brockmyre ...             --            --               --             --          --             --
Thomas J. Mueller .......         50,000           28.6          $  2.04        8/30/11     $ 5,100        $10,200
J. Terrence Feeley ......        125,000           71.4             2.01        9/15/11      12,562         25,125
Bruce J. Garreau ........             --             --               --             --          --             --
Daniel T. Landi .........             --                              --             --          --             --

------------
(1) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder's continued employment through the besting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Form 10KSB.

Option exercises and year-end option values

The following table provides information with respect to options exercised by the Named Executives during 2001 and the number and value of unexercised options held by the Named Executives as of December 31, 2001.

Aggregated option exercises in last fiscal year and year-end option values

                                                              Number of Shares Underlying         Value of Unexercised
                                                                 Unexercised Options at         In-the-Money Options At
                                                                    Fiscal Year-End                Fiscal Year-End(2)
                                 Shares                      ----------------------------      ------------------------
                               Acquired on        Value
         Name                 Exercise (#)     Realized(1)   Exercisable    Unexercisable         5%              10%
-------------------------     ------------     -----------   -----------    -------------      --------        --------
Clifford G. Brockmyre ...             --              --          7,337              --        $  7,557              --
Thomas J. Mueller .......         21,550        $ 22,197         22,200         137,500        $ 22,866        $114,625
J. Terrence Feeley ......                             --        184,953         278,333        $ 85,549        $222,933
Bruce J. Garreau ........         59,300          58,845          4,733          66,667        $  4,875        $ 68,667
Daniel T. Landi .........          3,438           2,486         13,284              --        $  4,732              --

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

We have stock option plans, which were adopted by our board and approved by our shareholders covering an aggregate of 2,003,226 unexercised shares of our common stock, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 5,000 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of stockholders. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service.

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

Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with the company become available once again for issuance. As of January 31, 2001, we had outstanding stock options to purchase 1,161,037 shares under our option plans, including 22,000 shares to Michael S. Smith and 12,500 shares to Brian Q. Corridan under the our non-employee directors' plan. These options are exercisable at prices ranging from $1.375 to $9.40 per share.

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

              Name of                     Shares of Common Stock     Percentage
       Beneficial Owner (1)               Beneficially Owned (2)    of Class (3)
       --------------------               ----------------------    ------------
Directors and Executive Officers

      Clifford G. Brockmyre II                 1,899,703(4)               33.51%
      J. Terence Feeley                          199,454(5)                3.78%
      Bruce J. Garreau                           130,333(6)                2.55%
      Thomas J. Mueller                           49,250(7)                   *
      Daniel T. Landi                             13,180(8)                   *
      Brian Q. Corridan                            4,157(9)                   *
      Michael S. Smith                            10,002(10)                  *
      All executive officers
      and directors as a
      group (7 persons)                        2,307,065(12)(13)          39.04%

5% Stockholders

      Northeast Hampton
      Holdings, LLC (11)                         497,106                   8.89%
      Estate of Ralph P. Lazarra                 379,253                   6.93%

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

(11) The information with respect to this stockholder was derived from the stockholder's Schedule 13D. According to the filing James Villa is the beneficial owner of these shares.

(12)  Includes 200,000 shares subject to currently exercisable warrants.

(13) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

Certain relationships and related transactions

During 2000 and 2001, our president and chief executive officer loaned us an aggregate of $1,124,000 evidenced by a series of short-term notes, which bore interest at various interest rates ranging from 10% to 11%. In addition, at December 31, 1999, a $40,000 loan from our president and chief executive officer was outstanding. The proceeds of these loans were used for working capital purposes. In consideration for these loans, our president and chief executive officer was issued warrants to purchase 153,000 shares of common stock at exercise prices ranging from $1.03125 to $2.73 per share. As of December 31, 2001, approximately $50,000 of the loans, along with $4,375 of unpaid interest remained outstanding, and approximately $1,126,000 (including interest of $12,000 which accrued during 2000) had been repaid through the issuance of shares of common stock and the application of portions of the loan balance to satisfy the exercise price of outstanding options and warrants. During 2000, $1,026,000 of principal and interest were repaid through (a) the issuance of 294,649 shares of common stock issued at a weighted average price of $2.22; (b) the application of $199,471 in satisfaction of the exercise price of outstanding options; and (c) the application of $172,750 in satisfaction of the exercise price of outstanding warrants. During 2001, $100,000 of principal was repaid through the issuance of 39,526 shares of common stock issued at a price of $2.53. All share issuances were valued at fair market value on the date of conversion, which was determined based upon price of the common stock on the twenty trading days preceding the conversion.

Total interest paid to Mr. Brockmyre relating to short term borrowing, long term obligations and a capital lease amounted to $168,830 and $117,796 during 2000 and 2001 respectively.

A summary of Mr. Brockmyre's loans to us during 2000 and 2001 is as follows:

                  Loan Date                  Amount         Maturity Date
                  ---------                  ------         -------------

                    2/1/00                 $30,000.00          5/1/00

                    2/16/00                 30,000.00          5/16/00

                    3/15/00                180,000.00          6/15/00

                    3/30/00                 15,000.00          6/30/00

                    4/11/00                 20,000.00          7/11/00

                    4/25/00                  5,000.00          7/25/00

                    4/25/00                  4,000.00          7/25/00

                    5/3/00                  35,000.00          8/3/00

                    5/10/00                 40,000.00          8/10/00

                    6/6/00                  325,00.00          9/6/00

                    9/11/00                290,000.00          1/11/01

                  Loan Date                  Amount         Maturity Date
                  ---------                  ------         -------------

                    1/24/01                 10,000.00          3/25/01

                    9/10/01                 51,000.00          10/10/01

                    9/17/01                 12,000.00          10/17/01

                    10/26/01               $21,000.00          11/26/01

                    10/02/01                 2,000.00          11/02/01

                    10/09/01                23,000.00          11/09/01

                    10/18/01                12,000.00          11/18/01

                    10/25/01                19,000.00          11/25/01

During the quarter ended June 30, 2001, we were released from a capital lease due to an affiliate of our president relating a laser workstation for stent manufacture and related accrued interest aggregating $448,830. Our president contributed this equipment, which had been purchased in April 2000 for approximately $412,000, to us in exchange for 225,000 shares of our common stock valued at $1.995 per share. The workstation was purchased by the affiliate at a point in time that we did not have the resources to acquire the equipment, which was necessary for our operations. We have been dependent on our president to fund equipment to support our operations.

Mr. Brockmyre's son, Clifford G. Brockmyre III, is employed as the General Manager of our Laser Fare, Inc. subsidiary at an annual salary of $100,000.

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

10.12 Stock Acquisition Agreement between Infinite Group, Inc. and Materials & Manufacturing Technologies, Inc. dated March 24, 1999. (11)

10.13 Equity Line of Credit Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)

10.14 Registration Rights Agreement dated November 20, 2000, between Registrant and Cockfield Holdings Limited. (12)

10.15 Escrow Agreement dated as of November 20, 2000, among Registrant, Cockfield Holdings Limited and Epstein Becker & Green, P.C. (12)

10.16 Form of Stock Purchase Warrant dated November 20, 2000, issued to each of Cockfield Holdings Limited and Jesup & Lamont Securities Corporation. (12)

10.17 Securities Purchase Agreement dates as of February 5, 2002 between the Company and Laurus Master Fund, Ltd.

21    Subsidiaries of the Company.*

23    Consent of Freed Maxick & Battaglia, CPA's, PC*

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

Reports on Form 8-K

      Date                 Item/Description
-----------------          -----------------------------------------------------
November 29, 2001          #5 / Press Release : Closure of Osley & Whitney, Inc.
December 12, 2001          #5 / Press Release : DARPA Contract Grant

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the company has duly caused this Report on Form 10-KSB/A to be signed on July 31, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                           INFINITE GROUP, INC.


                                         By: /s/ Clifford G. Brockmyre II
                                             -----------------------------------
                                             Clifford G. Brockmyre II, President


                                         /s/ Bruce J. Garreau
                                         ---------------------------------------
                                            Bruce J. Garreau
                                           Chief Financial and
                                           Accounting Officer

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2001
                                                                            with
                                                   INDEPENDENT AUDITOR'S REPORTS

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                            Page
                                                                            ----

Independent Auditor's Report.........................................        1

Consolidated Financial Statements:

      Balance Sheets.................................................        2

      Statements of Operations.......................................        3

      Statements of Stockholders' Equity.............................      4 - 5

      Statements of Cash Flows.......................................      6 - 7

Notes to Consolidated Financial Statements...........................     8 - 36

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

      FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 15, 2002

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                         December 31,
                                                                 -----------------------------
       ASSETS                                                        2001             2000
                                                                 ------------     ------------
Current assets:
   Cash and cash equivalents                                     $    130,242     $    185,901
   Restricted funds                                                    86,318           85,735
   Accounts receivable, net of allowance                            1,498,463        1,827,275
   Inventories                                                        129,824          482,585
   Other current assets                                               112,728          104,003
   Assets of discontinued operations                                2,566,674               --
   Advance - stockholder                                                   --           50,249
                                                                 ------------     ------------
     Total current assets                                           4,524,249        2,735,748

Property and equipment, net                                         4,463,122        7,169,794

Other assets:
   Prepaid pension cost                                               904,673          726,326
   Intangible assets, net                                           1,045,959          416,002
   Preferred stock investment                                              --          295,000
   Cash surrender value of officer life insurance                          --           30,464
                                                                 ------------     ------------
                                                                    1,950,632        1,467,792
                                                                 ------------     ------------

                                                                 $ 10,938,003     $ 11,373,334
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

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                            Years Ended
                                                            December 31,
                                                    ---------------------------
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

                              INFINITE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000

================================================================================


                                                      Common Stock     Additional
                                               -------------------       Paid-in      Accumulated
                                                Shares      Amount       Capital        Deficit
                                               ---------    ------    -----------    ------------
Balance - December 31, 1999                    2,918,604    $2,918    $21,235,597    $(17,985,172)

Issuance of common stock in connection with
 conversion of stockholder notes payable          97,700        98        346,402         (82,844)
Issuance of common stock in connection
 with conversion of debentures                    74,176        74        134,926              --
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                         250,000       250        484,269              --
Issuance of common stock in connection
 with the exercise of stock options              121,784       122        210,246         (37,672)
Issuance of common stock in connection
 with the exercise of stock warrants             153,000       153        172,597              --
Issuance of common stock in connection
 with the satisfaction of a liability             20,535        21         22,678              --
Issuance of common stock, from treasury               --        --             --        (152,655)
Stock options issued in exchange for
 services rendered                                    --        --         46,695              --
Net loss                                              --        --             --      (2,094,247)
                                               ---------    ------    -----------    ------------

Balance - December 31, 2000                    3,635,799    $3,636    $22,653,410    $(20,352,590)

                                                                                 Common
                                                      Treasury Stock              Stock
                                                --------------------------    Subscription
                                                   Shares         Amount        Receivable         Total
                                                -----------    -----------    -------------    -----------
Balance - December 31, 1999                       (550,075)   $(1,375,187)      $      --     $ 1,878,156

Issuance of common stock in connection with
 conversion of stockholder notes payable           294,649        736,622              --       1,000,278
Issuance of common stock in connection
 with conversion of debentures                          --             --              --         135,000
Issuance of common stock under
 subscription agreement, 93,750 shares
 subscribed, net of fees                                --             --        (187,500)        297,019
Issuance of common stock in connection
 with the exercise of stock options                 45,290        113,225              --         285,921
Issuance of common stock in connection
 with the exercise of stock warrants                    --             --              --         172,750
Issuance of common stock in connection
 with the satisfaction of a liability                   --             --              --          22,699
Issuance of common stock, from treasury            118,200        295,500              --         142,845
Stock options issued in exchange for
 services rendered                                      --             --              --          46,695
Net loss                                                --             --              --      (2,094,247)
                                                  --------    -----------       ---------     -----------

Balance - December 31, 2000                        (91,936)   $  (229,840)      $(187,500)    $ 1,887,116

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================


                                                      Common Stock             Additional
                                                   ---------------------        Paid-in        Accumulated
                                                     Shares       Amount        Capital           Deficit
                                                   ---------      ------      -----------      ------------
Issuance of common stock in connection with
 conversion of stockholder notes payable             415,256         415          973,930                --
Issuance of common stock in connection
 with conversion of capital lease                    225,000         225          448,605                --
Issuance of common stock in connection
 with the pension plan contribution                  100,000         100          269,900                --
Issuance of common stock, from treasury,
 in connection with a draw on the equity line
 of credit, net of fees                                   --          --               --            (3,869)
Issuance of common stock, net of fees                637,974         638        1,089,616           (35,109)
Issuance of common stock in connection
 with services rendered                                3,750           4            7,496                --
Issuance of common stock in connection
 with the exercise of stock options                  101,268         101          142,907            (2,453)
Cash payment received under common stock
 subscription agreement                                   --          --               --                --
Net loss                                                  --          --               --        (3,056,327)
                                                   ---------      ------      -----------      ------------

Balance - December 31, 2001                        5,119,047      $5,119      $25,585,864      $(23,450,348)
                                                   =========      ======      ===========      ============

                                                                                   Common
                                                             Treasury Stock         Stock
                                                         --------------------    Subscription
                                                         Shares       Amount      Receivable         Total
                                                         ------      --------    ------------    -----------
Issuance of common stock in connection with
 conversion of stockholder notes payable                     --            --            --          974,345
Issuance of common stock in connection
 with conversion of capital lease                            --            --            --          448,830
Issuance of common stock in connection
 with the pension plan contribution                          --            --            --          270,000
Issuance of common stock, from treasury,
 in connection with a draw on the equity line
 of credit, net of fees                                  21,737        54,343            --           50,474
Issuance of common stock, net of fees                    65,554       163,884            --        1,219,029
Issuance of common stock in connection
 with services rendered                                      --            --            --            7,500
Issuance of common stock in connection
 with the exercise of stock options                       4,645        11,613            --          152,168
Cash payment received under common stock
 subscription agreement                                      --            --       187,500          187,500
Net loss                                                     --            --            --       (3,056,327)
                                                         ------      --------      --------      -----------

Balance - December 31, 2001                                  --      $     --      $     --      $ 2,140,635
                                                         ======      ========      ========      ===========

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                             December 31,
                                                                    -----------------------------
                                                                        2001              2000
                                                                    -----------       -----------
                                                                                     (As Restated)
Operating activities:
     Net loss                                                       $(3,056,327)      $(2,094,247)
     Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
         Loss from discontinued operations                              994,055           383,665
         Extraordinary loss                                             273,813                --
         Depreciation and amortization                                  775,924           755,052
         Amortization of discount on note payable                        34,044            36,104
         Expenses satisfied via issuance of debt or
          equity instruments                                            169,459           143,297
         Loss on dispositions of assets                                  11,856            60,587
         (Increase) decrease in assets:
              Accounts receivable                                      (684,406)          (84,034)
              Inventories                                                23,510            57,062
              Other current assets                                      (74,692)           99,876
              Prepaid pension cost                                       91,653            42,775
              Note receivable allowance                                      --             6,652
         Increase in liabilities:
              Accounts payable and accrued expenses                     581,023           168,329
                                                                    -----------       -----------
     Net cash used in operating activities of
      continuing operations                                            (860,088)         (424,882)

     Net cash provided by operating activities of discontinued
      operations                                                        460,991           227,414
                                                                    -----------       -----------

     Net cash used in operating activities                             (399,097)         (197,468)

Investing activities:
     Increase in restricted funds, net                                     (583)           (6,500)
     Purchase of property and equipment                                (392,384)         (731,211)
     Proceeds from sale of property and equipment                         9,500           134,860
     Investment in preferred stock                                           --           (45,000)
     Purchase of intangible assets                                     (372,664)          (12,670)
                                                                    -----------       -----------
     Net cash used in investing activities of
      continuing operations                                            (756,131)         (660,521)

     Net cash provided by (used in)
      investing activities of discontinued operations                   (10,297)          155,609
                                                                    -----------       -----------

     Net cash used in investing activities                             (766,428)         (504,912)

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                      Years Ended
                                                                      December 31,
                                                              -----------------------------
                                                                  2001              2000
                                                              -----------       -----------
                                                                               (As Restated)
Financing activities:
     Net (repayments) borrowings of bank notes payable           (241,551)           90,000
     Proceeds from notes payable - stockholders/officers          270,000         1,004,000
     Repayments of long-term obligations                         (269,478)         (594,803)
     Repayment of long-term obligations - stockholders            (13,245)          (13,652)
     Proceeds from issuances of common stock,
      net of expenses                                           1,476,535           447,943
     Cash paid for deferred financing costs                       (33,168)          (87,418)
                                                              -----------       -----------
     Net cash provided by financing activities
      of continuing operations                                  1,189,093           846,070

     Net cash used in financing activities of
      discontinued operations                                     (79,227)         (285,883)
                                                              -----------       -----------

     Net cash provided by financing activities                  1,109,866           560,187
                                                              -----------       -----------

Net decrease in cash and cash equivalents                         (55,659)         (142,193)
Cash and cash equivalents - beginning of year                     185,901           328,094
                                                              -----------       -----------

Cash and cash equivalents - end of year                       $   130,242       $   185,901
                                                              ===========       ===========

Supplemental cash flow disclosures:
     Cash paid for:
         Interest                                             $   358,399       $   669,411
                                                              ===========       ===========

         Income taxes                                         $    15,591       $    32,060
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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Osley and Whitney, Inc. (O&W); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). The Company operated in three segments: the Laser Group (LF, MLPC, ET and MMT) the Photonics Group (IP and MT) and the Plastics Group (O&W and EP). All significant intercompany accounts and transactions have been eliminated.

      The Company's continuing operations consist of contracted research and development for government and commercial customers in applied photonics and advanced laser technologies, as well as traditional laser services, which include welding, machining, drilling and engraving manufacturing services. Our Plastics Group previously provided proprietary mold building and rapid prototyping services. During the year ended December 31, 2001, the operations of the Plastics Group were discontinued (see Note 4).

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

      Finally, the Company is completing steps to further reduce corporate overhead, including facilities consolidation and other cost reduction measures.

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

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at EP and O&W are included in the December 31, 2000 amounts, however, at December 31, 2001 they are included in assets of discontinued operations in the accompanying balance sheet (see Note 4). Inventories consist of the following:

                                                    December 31,
                                             --------------------------
                                               2001              2000
                                             --------          --------

         Raw materials                       $ 60,805          $235,153
         Work-in-process                       69,019           247,432
                                             --------          --------

                                             $129,824          $482,585
                                             ========          ========

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

      Organizational and Start-up Costs - In accordance with SOP 98-5, developmental and organizational costs are expensed as incurred.

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

      In July 2001, the Financial Accounting Standards Board issued Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which becomes effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In addition SFAS No. 142 requires that the reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40-year limitations on the amortization period of intangible assets that have finite lives. The Company is currently in the process of identifying its reporting units and the amounts of its goodwill and intangible assets to be allocated to those reporting units. In addition, remaining useful lives of intangible assets are being evaluated with no material changes anticipated. As of December 31, 2001, the Company had $88,769 of goodwill recorded, net of accumulated amortization. The estimated annual reduction in amortization expense from adoption of SFAS No. 142 is approximately $29,000. The Company does not expect an impairment loss from the adoption of these rules.

      On January 1, 2002, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived assets to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a profitability-weighted cash flow estimation approach. Additionally, assets qualifying for discounted operations treatment have been expanded beyond the former major line of business or class of customer approach. The Company adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group (see Note 4). There was no impact from the adoption of this standard on its impairment tests of long-lived assets nor its accounting for discontinued operations.

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

      Concentration of Credit Risk - Credit is granted to substantially all customers throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates. The allowance for doubtful accounts of continuing operations was approximately $40,000 and $46,000 at December 31, 2001 and 2000, respectively. As of December 31, 2001, there was an allowance for doubtful accounts receivable of $150,000 relating to assets of discontinued operations (see Note 4).

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

NOTE 4. - DISCONTINUED OPERATIONS

      On March 29, 1999, the Company acquired 100% of the common stock of O&W, a mold building Company. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes, See Notes 9 and 10). The O&W acquisition was accounted for under the purchase method of accounting. In April 1999, the Company formed EP to compliment it's O&W subsidiary. EP was formed to allow customers' design engineers to produce rapid prototype parts.

      In November 2001 and December 2001, the Company's Board of Directors resolved to dispose of O&W and EP, respectively. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees. The Company is in the process of liquidating all of the assets of O&W. The proceeds from the sale of these assets will be used to repay the outstanding bank obligations, which are secured by the assets. As of December 31, 2001, the amounts outstanding under these bank obligations amounted to approximately $1,550,000. These obligations are guaranteed by IGI. Any bank obligation remaining after the sale of assets will be assumed by IGI and will be payable based on a seven year amortization with a balloon payment due after 18 months. The loss on disposal of discontinued operations in the amount of $622,000 for the year ending December 31, 2001, represents the writedown of property, plant and equipment and inventory to their net realizable value ($472,000) and an allowance for doubtful accounts receivable ($150,000).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      On March 14, 2002, the Company consummated the sale of the net assets of EP to certain officers/employees of the Company. The purchase price amounted to $725,000, plus the assumption of liabilities, of which $575,000 was received in cash. The remaining $150,000 is in the form of a subordinated note which bears interest at the rate of 8% and is payable in March 2005.

      In accordance with FAS 144 (see Note 3), the disposal of the Plastics Group has been accounted for as a disposal of a business segment and accordingly, the assets and liabilities for O&W and EP have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 31, 2001 and classified as gross assets and liabilities of discontinued operations. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The accompanying statement of operations and cash flows for the year ended December 31, 2000 have been restated to present separately the operating results and cash flows of these discontinued operations. The 2000 balance sheet has not been restated.

      The following is a summary of financial position and results of operations for the years ended December 31, 2001 and 2000 for the disposed Plastics segment (O&W and EP):

                                                      December 31,
         Financial Position                               2001
                                                      ------------

         Current assets                                $  580,799
         Property and equipment, net                    1,985,875
                                                       ----------

             Assets of discontinued operations         $2,566,674
                                                       ==========

         Secured bank obligations                      $1,550,038
         Accounts payable and accrued expenses            963,646
         Capital lease obligations                        473,220
                                                       ----------

             Liabilities of discontinued
              operations                               $2,986,904
                                                       ==========

                                                        Years Ended December 31,
                                                       -------------------------
         Results of Operations                            2001           2000
                                                       ----------     ----------

         Revenue                                       $5,389,327     $6,538,169
                                                       ==========     ==========

         Loss from discontinued operations             $  372,055     $  383,665
         Loss on disposal of discontinued operations      622,000             --
                                                       ----------     ----------
         Net loss                                      $  994,055     $  383,665
                                                       ==========     ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5. - NOTES RECEIVABLE

      Long-term promissory notes in the amount of $318,452, receivable from two stockholders, mature through December 2004 and accrue interest at 6%, which is payable quarterly. Shares of the Company's common stock held by the stockholders collateralize the notes. As of December 31, 2001 and 2000 the notes have been fully offset by a valuation allowance based on management's estimate of the net realizable value of the notes.

NOTE 6. - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation and amortization at EP and O&W are included in the December 31, 2000 amounts below, however, amounts at December 31, 2001 are included in assets of discontinued operations (see Note 4). Property and equipment consists of:

                                                                                   December 31,
                                                  Depreciable             ------------------------------
                                                     Lives                    2001             2000
                                                                          ------------      ------------
         Land                                         N/A                  $   100,000      $    143,625
         Building and leaseholds                  18  -  40 years            1,007,145         1,853,346
         Machinery and equipment                  5   -  10 years            6,487,227         7,536,898
         Furniture and fixtures                   5   -    7 years             694,988           856,038
                                                                          ------------      ------------
                                                                             8,289,360        10,389,907
         Accumulated depreciation
          and amortization                                                  (3,826,238)       (3,776,637)
                                                                          ------------      ------------
                                                                             4,463,122         6,613,270
         Contracts in progress                                                      --           556,524
                                                                          ------------      ------------

                                                                          $  4,463,122      $  7,169,794
                                                                          ============      ============

      Included above is the following property and equipment held under capital leases.

                                                                                   December 31,
                                                                          ------------------------------
                                                                              2001             2000
                                                                          ------------      ------------
         Land                                                              $   100,000       $   100,000
         Building and leaseholds                                               725,762           725,762
         Machinery and equipment                                               878,052         1,539,369
                                                                           -----------       -----------
                                                                             1,703,814         2,365,131
         Accumulated depreciation
           and amortization                                                   (917,255)         (898,374)
                                                                           -----------       -----------

                                                                           $   786,559       $ 1,466,757
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

NOTE 6. - PROPERTY AND EQUIPMENT - CONTINUED

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

NOTE 7. - INTANGIBLE ASSETS

      Intangible assets consists of the following:

                                                           December 31,
                                                    ---------------------------
                                                       2001              2000
                                                    -----------       ---------

         Goodwill                                   $   249,227       $ 249,227
         Deferred financing costs                       257,958         296,419
         Patents                                        796,985          69,749
                                                    -----------       ---------
                                                      1,304,170         615,395
         Accumulated amortization                      (258,211)       (199,393)
                                                    -----------       ---------

                                                    $ 1,045,959       $ 416,002
                                                    ===========       =========

NOTE 8. - NOTES PAYABLE

      Notes payable consists of the following:

                                                           December 31,
                                                    ---------------------------
                                                       2001              2000
                                                    -----------       ---------

         Bank (a)                                   $   282,206       $ 945,695
         Stockholders/officers (b)                      124,906          48,946
                                                    -----------       ---------

                                                    $   407,112       $ 994,641
                                                    ===========       =========

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - NOTES PAYABLE - CONTINUED

            O&W maintains a bank demand note that provides for borrowings of up to $500,000 with interest at the bank's prime rate (4.75% at December 31, 2001) plus 0.50%. As of December 31, 2001, there was $497,554 ($421,938 - 2000) outstanding under this line. Substantially all of O&W's assets and the guarantee of IGI secure the line. This demand note is included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001 (see Note 4). The proceeds from the liquidation of the assets of O&W will be used to repay the bank obligation, with any remaining balance being assumed by IGI as guarantor.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS

      Long-term obligations consists of the following:

                                                             2001        2000
                                                          ----------  ----------

            Term notes(a)                                 $2,768,574  $3,990,385
            Capital lease obligations(b)                     660,000     941,914
                                                          ----------  ----------
                                                           3,428,574   4,932,299
            Less current maturities and classifications      841,878   2,917,365
                                                          ----------  ----------

            Total long-term obligations                   $2,586,696  $2,014,934
                                                          ==========  ==========

      (a) Term notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2001 amounted to $957,882 ($1,023,297 - 2000) and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The Company was in violation of certain loan covenants as of December 31, 2001. These violations related to exceeding certain levels of the ratio of debt to tangible net worth and exceeding capital expenditure limits. The bank, prior to the issuance of the financial statements, waived the violations as of December 31, 2001. According to the terms of the loan agreement, the covenants are only measurable annually on December 31. As a result the corresponding debt has been classified as long-term as of December 31, 2001. The Company was also in violation of certain covenants as of December 31, 2000. These violations related to the failure to meet certain levels of working capital, exceeding certain levels of the ratio of debt to tangible net worth and exceeding capital expenditure limits. The bank did not waive these violations as of December 31, 2000. Accordingly, the entire outstanding balance of the note was classified as current as of December 31, 2000.

            A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2001 amounted to $1,178,766 ($1,227,064 - 2000) and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 0.75%. Due to the violations of the covenants above not being waived by the bank as of December 31, 2000, the Company was in violation with terms of this agreement. Accordingly, the entire outstanding balance of the note was classified as current as of December 31, 2000.

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

            Due to the violations of the covenants above not being waived by the bank as of December 31, 2000, the Company was in violation with terms of this agreement. Accordingly, the entire outstanding balance of the note was classified as current as of December 31, 2000.

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

            The proceeds from the liquidation of the assets of O&W (see Note 4) will be used to repay the mortgage and term loan, with any remaining balance being assumed by IGI, as guarantor.

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

      Minimum future annual payments of long-term obligations as of December 31, 2001 are as follows:

            2002                                   $  884,198
            2003                                      196,277
            2004                                      205,478
            2005                                      215,214
            2006                                      212,756
            Thereafter                              2,115,121
                                                   ----------
            Total minimum payments                  3,829,044
            Less amount representing interest         400,470
                                                   ----------
                                                    3,428,574
            Less current maturities                   841,878
                                                   ----------

            Total long-term obligations            $2,586,696
                                                   ==========

NOTE 10. - LONG-TERM OBLIGATIONS - STOCKHOLDERS

      Long-term obligations - stockholders consists of the following:

                                                             2001        2000
                                                          ----------  ----------

            Term notes (a)                                $  120,000  $  664,507
            Capital lease obligation (b)                          --     418,918
                                                          ----------  ----------
                                                             120,000   1,083,425
            Less current maturities - stockholders           120,000     175,911
                                                          ----------  ----------

            Total long-term obligations - stockholders    $       --  $  907,514
                                                          ==========  ==========

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

      A ten-year term note to the Company's current president/principal stockholder in the original amount of $1,150,000, with interest at the one year Treasury Bill rate plus 3.5%, adjusted annually. The balance as of December 31, 2000 amounted to $683,076 and was being repaid in monthly installments of approximately $6,000 including interest. The note matured in June 2008 when the remaining unpaid principal of approximately $525,000 was due. In December 2001, the entire outstanding balance of $619,582, along with accrued interest at $8,998 was applied to the purchase of 248,450 shares of common stock (see Note
11). Detachable warrants to purchase 536,000 shares of common stock at a price of $5.60 were issued with this note. The warrants expire five years from the date of issuance. A portion of the proceeds of the note, in the amount of $551,716, was allocated to the warrants as they became exercisable and was reflected as additional paid-in capital. The note payable balance had been shown net of the discount allocated to the warrants. This discount was being amortized to interest expense over the term of the note, which amortization amounted to $34,044 and $36,104 for 2001 and 2000. As a result of the conversion of the note during 2001, the unamortized discount, amounting to $224,525, was written off (see Note 15). The unamortized discount at December 31, 2000 was $258,569.

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

                  o In private placement transactions with accredited investors, the Company entered into agreements to sell common stock at prices ranging from $1.25 to $2.25 per share, resulting in the issuance of 703,528 shares of its common stock, of which 65,554 shares were issued from treasury. Total consideration resulting from these agreements amounted to $1,219,029, net of fees of $133,371. In connection with these transactions, the Company granted warrants to the investors to purchase, in aggregate, 24,000 shares of common stock with exercise prices ranging from $3.00 to $4.00 per share. The Company also granted 49,400 warrants to the placement agents with exercise prices ranging from $3.00 to $4.00 per share. A portion of the proceeds, amounting to $51,706 and $62,414, respectively, was allocated to these warrants (see Note 11D). The Company issued 3,750 shares of common stock, valued at $7,500, to a placement agent in exchange for services provided in connection with the private placement transactions. The fair market value of the shares issued equaled the amount of the services provided.

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

            During the year ended December 31, 2000, the following common stock transactions took place:

                  o Stockholder notes payable due to the Company's president/principal stockholder in the amount of $641,778 and $12,000 of related accrued interest (see
                        Note 8) were converted into 294,649 shares of common stock, issued from treasury. In connection with these transactions, the Company granted warrants to purchase 33,900 shares of common stock at prices ranging from $1.63 to $3.42. These warrants vested immediately. A portion of the proceeds, amounting to $105,666, was allocated to these warrants (see Note 11D).

                  o Stockholder term notes payable in the amount of $132,000 and $14,500 of related accrued interest associated with the loans (see Note 10) were converted into 97,700 shares of common stock.

                  o Convertible debentures in the amount of $100,000 and $35,000 of related accrued interest were converted into 74,176 shares of common stock.

                  o In a private placement transaction with an accredited investor, the Company entered into an agreement to sell 250,000 shares of its common stock at a price of $2.00 per share, resulting in expected proceeds of $500,000. As of December 31, 2000, $312,500 of this amount was received and 156,250 shares were issued. The unpaid portion of $187,500 was recorded as a stock subscription receivable, which was received in 2001, at which time the remaining 93,750 shares were issued. The receivable is shown as a reduction to stockholders' equity in the accompanying balance sheet. In connection with this transaction, the Company granted a warrant to the investor to purchase 50,000 shares of common stock at a price of $1.63 per share. The Company also granted the purchaser's designee, for services rendered in connection with the financing, a warrant to purchase 100,000 common shares at a price of $2.00 per share. Both warrants are exercisable for a four-year period commencing May 31, 2001. A portion of the proceeds, amounting to $66,025 and $127,779, respectively, was allocated to these warrants (see Note 11D).

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

                  o In other transactions, the Company issued from treasury, 118,200 shares of common stock to various accredited investors resulting in proceeds of $120,000. In connection with these transactions, the Company granted warrants to purchase 4,300 shares of common stock at an exercise price of $3.95. These warrants vest immediately and expire in October 2003. A portion of the proceeds, amounting to $8,514, was allocated to these warrants (see Note 11D).

      C.    Equity Line of Credit

            On November 20, 2000, the Company entered into an equity line of credit agreement with an accredited investor to purchase up to 3,000,000 shares of common stock of the Company over a three-year period beginning February 9, 2001. During this three-year period, the Company may request a drawdown under the equity line of credit by selling shares of the Company's common stock to the investor. The price per share will be determined using a formula based on 87.5% of the Company's closing share price 20 days immediately following the drawdown date.

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

            During the year ended December 31, 2001, the Company drew down on the equity line of credit and issued 21,737 shares of treasury stock resulting in net proceeds of $50,474 (see Note 11C). The aggregate discount of the selling price from the market price of the Company's common stock on the date of issuance was not material. No securities were issued under this agreement for the year ended December 31, 2000.

      D.    Warrants

            In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share. When the warrants were granted, they were valued and recorded as additional paid-in capital in the accompanying balance sheet.

            In connection with the issuance of notes payable to the Company's president and principal stockholder during 1998, 536,000 detachable warrants were issued (see Note 10). As the warrants vested, they were valued and recorded as additional paid-in capital in the accompanying balance sheet.

            In connection with the issuance of a $150,000 convertible note payable to the Company's president/principal stockholder during 1999, 128,000 detachable warrants were issued. The value assigned to the warrants has been reflected as additional paid-in capital in the accompanying balance sheet. During the year ended 2000, the Company's president/principal stockholder exercised these warrants (see Note 11B).

            In connection with common stock issued to the Company's president/principal stockholder during 2000 (see Note 11B), the Company issued warrants to purchase 33,900 shares of common stock at exercise prices ranging from $1.63 to $3.42 per share. The warrants vested immediately and have a three-year term. A portion of the proceeds, amounting to $105,666 was allocated to these warrants. During 2000, 25,000 of these warrants were exercised. (see Note
            11B). As of December 31, 2001, 8,900 of these warrants remain outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

            In connection with a private placement transaction during 2000 (see
            Note 11B), the Company issued warrants to various accredited investors to purchase an aggregate of 4,300 shares of common stock at an exercise price of $3.95 per share. The warrants vest immediately and have a three-year term. A portion of the proceeds, amounting to $8,514, was allocated to these warrants.

            In connection with a private placement transaction during 2000, the Company issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a four-year term commencing May 31, 2001 at an exercise price of $1.63 per share. For services rendered in connection with the financing the Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four-year period commencing May 31, 2001. A portion of the proceeds, amounting to $66,025 and $127,779, respectively, was allocated to these warrants.

            In connection with the equity line of credit, discussed in Note 11C, the Company issued a warrant to purchase 200,000 shares of the Company's common stock. In addition, the Company issued, to a placement agent, a warrant to purchase 100,000 shares of common stock. Both warrants are exercisable immediately for a price of $3.135 and expire in November 2003.

            In connection with the private placement transactions during 2001 (see Note 11B), the Company issued warrants to various accredited investors to purchase in aggregate 24,000 shares of common stock at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three-year term. A portion of the proceeds, amounting to $51,706, was allocated to these warrants.

            In addition, in connection with the private placement transactions during 2001 (see Note 11B), the Company issued warrants to various placement agents to purchases, in aggregate, 49,400 warrants at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three year term. A portion of the proceeds, amounting to $62,414, was allocated to these warrants.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCKHOLDERS' EQUITY - CONTINUED

            All warrants issued have been valued on the date of grant utilizing the Black-Scholes pricing model. Following is the weighted average assumptions used in the model for warrants granted during the years ended December 31, 2001 and 2000.

                                                       2001           2000
                                                       ----           ----

            Expected dividend yield                       0%             0%
            Expected stock price volatility             100%           100%
            Risk-free interest rate                    3.80%          6.54%
            Expected life of warrants                  3.00 years     4.59 years

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

      Warrants outstanding at December 31, 2001 are made up of the following:

                                                                     Weighted
                                                      Number of      Average
                                                      Warrants    Exercise Price

            $2.00 and Less                              150,000     $   1.88
                                                                    ========
            $2.01 - $4.00                               386,600     $   3.20
                                                                    ========
            Greater than $4.00                          546,775     $   5.69
                                                      ---------     ========

                 Total                                1,083,375     $   4.28
                                                      =========     ========

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

      A.    Employee Stock Option Plans

            The Company grants stock options to its key employees, as it deems appropriate. In addition, the Company previously followed an All Employee Incentive Stock Option Plan whereby all full-time employees of the Company who met certain eligibility requirements were granted stock options from the above plans. Subsequent to January 2, 1999, the Company discontinued grants under this plan. The options are only exercisable as long as the optionee continues to be an employee of the Company.

            The following is a summary of stock option activity for individuals classified as employees for the past two years:

                                                      Number         Weighted
                                                     of Shares        Average
                                                   Under Option   Exercise Price

              Outstanding at December 31, 1999        406,113        $   2.20
                   Granted                            663,731            1.52
                   Exercised                         (167,074)           1.71
                   Forfeited                          (22,506)           2.10
                                                     --------

              Outstanding at December 31, 2000        880,264            1.76
                   Granted                            175,000            2.02
                   Exercised                         (105,913)           1.41
                   Expired                            (12,814)           2.50
                                                     --------

              Outstanding at December 31, 2001        936,537            1.84
                                                     ========

              Exercisable at December 31, 2001        372,794            2.08
                                                     ========

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - STOCK OPTION PLANS - CONTINUED

      Options outstanding at December 31, 2001 are made up of the following:

                                                   Options Outstanding                    Options Exercisable
                                           -------------------------------------        ----------------------
                                                         Weighted
                                                          Average
                                                         Remaining
                                           Number        Contracted     Weighted         Number       Weighted
                                             of           Life in       Average            of          Average
                                           Options         Price        Exercise        Options       Exercise
                                           -------         -----        --------        -------       --------
              $1.50 and Less               570,237           8.49        $  1.50         183,570      $    1.50
                                                             ====        =======                      =========
              $1.51 - $2.50                350,978           5.39        $  2.25         175,979      $    2.48
                                                             ====        =======                      =========
              Greater than $2.50            15,322           2.02        $  4.93          13,245      $    5.06
                                           -------           ====        =======          ------      =========

                  Total                    936,537           7.22                        372,794
                                           =======           ====                        =======

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

                                                           2001          2000
                                                        ---------      ---------
              Net loss:
                As reported (000's)                     $   3,006      $   2,094
                Pro forma (000's)                       $   3,353      $   2,275

              Loss per share:
                As reported                             $     .73      $     .72
                Pro forma                               $     .81      $     .78

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                           2001          2000
                                                        ---------      ---------

              Expected dividend yield                        0%            0%
              Expected stock price volatility              100%          100%
              Risk-free interest rate                      4.0%          5.4%
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

      At December 31, 2001, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $6,440,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - INCOME TAXES - CONTINUED

      The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                             December 31,
                                                     --------------------------
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

                                                         2001           2000
                                                      ---------       ---------

         Service cost                                 $ 246,386       $ 246,541
         Interest cost                                  359,922         334,125
         Expected return on plan assets                (526,588)       (537,891)
         Actuarial loss                                  11,933              --
                                                      ---------       ---------

             Total pension expense                    $  91,653       $  42,775
                                                      =========       =========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                           2001         2000
                                                       -----------  -----------

         Projected benefit obligation:
             Benefit obligation at beginning of year   $ 5,336,583  $ 4,367,511
             Service cost                                  246,386      246,541
             Interest cost                                 359,922      334,145
             Plan participants' contributions              142,767      163,987
             Actuarial loss (gain)                         (37,077)     469,609
             Curtailment                                  (774,183)          --
             Benefits paid                                (255,147)    (201,158)
             Expenses paid                                 (50,829)     (44,052)
                                                       -----------  -----------

             Benefit obligation at end of year           4,968,422    5,336,583

         Plan assets at fair value:
             Fair value of plan assets at
              beginning of year                          5,305,009    5,318,523
             Actual return of plan assets                 (391,871)      67,709
             Employer contributions                        270,000           --
             Plan participants' contributions              142,767      163,987
             Benefits paid                                (255,147)    (201,158)
             Expenses paid                                 (50,829)     (44,052)
                                                       -----------  -----------

             Fair value of plan assets at end of year    5,019,929    5,305,009
                                                       -----------  -----------

         Funded status                                      51,507      (31,574)
         Unrecognized actuarial loss                       853,166      757,900
                                                       -----------  -----------

         Prepaid pension cost                          $   904,673  $   726,326
                                                       ===========  ===========

      The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                       2001            2000
                                                     -------         --------

         Discount rate                                    7%              7%
         Expected return on plan assets                10.0%           10.0%
         Rate of increase in compensation               N/A             5.5%

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                                 2001             2000
                                                            --------------      --------
         Satisfaction of obligations to stockholders
          and related accrued interest in lieu of cash
          payments as consideration for stock
          issued (see Notes 8, 10 and 11)                   $    1,393,852      $800,278
                                                            ==============      ========

         Intellectual property received in exchange
          for preferred stock investment and
          satisfaction of accounts receivable (see
          Note 3)                                           $      353,512      $     --
                                                            ==============      ========

         Contribution of common stock to pension
          plan to satisfy obligation (see Note 14)          $      270,000      $     --
                                                            ==============      ========

         Acquisition of equipment in exchange
          for services rendered (see Note 6)                $      239,476      $556,524
                                                            ==============      ========

         Advance - stockholder satisfied in lieu
          of cash payment as consideration for
          long-term obligation - stockholder                $       50,249      $     --
                                                            ==============      ========

         Satisfaction of employee liabilities in lieu
          of cash payment as consideration for the
          exercise of stock options and warrants
          (see Note 11)                                     $           --      $450,592
                                                            ==============      ========

         Property and equipment acquired under
          capital leases                                    $           --      $418,918
                                                            ==============      ========

         Conversion of debentures and related
          accrued interest to common stock (see
          Note 11)                                          $           --      $135,000
                                                            ==============      ========

         Common stock, stock options and
          warrants issued for services provided             $        7,500      $ 46,695
                                                            ==============      ========

         Common stock issued as satisfaction of
          accounts payable (see Note 11)                    $           --      $ 22,699
                                                            ==============      ========

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

      A summary of selected consolidated information for the Company's industry segments during 2001 and 2000 is set forth as follows:

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18. - BUSINESS SEGMENTS - CONTINUED

                                                               Laser            Photonics          Plastics
           2001                                                Group              Group              Group
         -------                                            ------------      -------------      ------------
Sales to unaffiliated customers                             $  7,305,574      $   1,202,074      $         --
Intersegment sales                                               188,235             84,136                --
                                                            ------------      -------------      ------------
    Total revenue                                           $  7,493,809      $   1,286,210      $         --
                                                            ============      =============      ============
Operating loss                                              $    140,742      $     332,245      $         --
                                                            ============      =============      ============
Loss from discontinued operations, including corporate
 overhead allocation                                        $         --      $          --      $  1,774,085
                                                            ============      =============      ============
Interest income                                             $      3,338      $          59      $         --
                                                            ============      =============      ============
Interest expense                                            $    282,940      $          --      $         --
                                                            ============      =============      ============
Extraordinary loss                                          $         --      $          --      $         --
                                                            ============      =============      ============
Identifiable assets                                         $  6,371,894      $     452,211      $  2,566,674
                                                            ============      =============      ============
Depreciation and amortization                               $    710,650      $       2,346      $         --
                                                            ============      =============      ============
Capital expenditures                                        $    362,928      $      29,456      $         --
                                                            ============      =============      ============
Capital expenditures of discontinued segment                $         --      $          --      $    430,224
                                                            ============      =============      ============

           2002
         -------
Sales to unaffiliated customers                             $  6,285,882      $     341,688      $         --
Intersegment sales                                                    --                 --                --
                                                            ------------      -------------      ------------
    Total revenue                                           $  6,285,882      $     341,688      $         --
                                                            ============      =============      ============
Operating loss (income)                                     $    239,704      $     (84,727)     $         --
                                                            ============      =============      ============

Loss from discontinued operations, including corporate
  overhead allocation                                       $         --      $          --      $    775,827
                                                                              =============      ============
Interest income                                             $     13,989      $         440      $         --
                                                            ============      =============      ============
Interest expense                                            $    377,791      $          --      $         --
                                                            ============      =============      ============
Identifiable assets                                         $  6,244,114      $     114,971      $  4,507,335
                                                            ============      =============      ============
Depreciation and amortization                               $    706,788      $      10,664      $         --
                                                            ============      =============      ============
Capital expenditures                                        $    719,225      $      11,986      $         --
                                                            ============      =============      ============
Capital expenditures of discontinued segment                $         --      $          --      $     62,597
                                                            ============      =============      ============

                                                                 Unallocated
           2001                                                   Corporate        Eliminations       Consolidated
         -------                                                -------------      -------------      ------------
Sales to unaffiliated customers                                 $          --      $          --      $  8,507,648
Intersegment sales                                                         --           (272,371)               --
                                                                -------------      -------------      ------------
    Total revenue                                               $          --      $    (272,371)     $  8,507,648
                                                                =============      =============      ============
Operating loss                                                  $     833,296      $      (3,019)     $  1,303,264
                                                                =============      =============      ============
Loss from discontinued operations, including corporate
 overhead allocation                                            $    (749,197)     $     (30,833)     $    994,055
                                                                =============      =============      ============
Interest income                                                 $      48,963      $     (33,852)     $     18,508
                                                                =============      =============      ============
Interest expense                                                $     173,239      $          --      $    456,179
                                                                =============      =============      ============
Extraordinary loss                                              $    (273,813)     $          --      $   (273,813)
                                                                =============      =============      ============
Identifiable assets                                             $   1,547,224      $          --      $ 10,938,003
                                                                =============      =============      ============
Depreciation and amortization                                   $      62,928      $          --      $    775,924
                                                                =============      =============      ============
Capital expenditures                                            $          --      $          --      $    392,384
                                                                =============      =============      ============
Capital expenditures of discontinued segment                    $          --      $          --      $    430,224
                                                                =============      =============      ============

           2002
         -------
Sales to unaffiliated customers                                 $          --      $          --      $  6,627,570
Intersegment sales                                                         --                 --                --
                                                                -------------      -------------      ------------
    Total revenue                                               $          --      $          --      $  6,627,570
                                                                =============      =============      ============
Operating loss (income)                                         $     902,595      $          --      $  1,057,572
                                                                =============      =============      ============

Loss from discontinued operations, including corporate
  overhead allocation                                           $    (328,437)     $     (63,725)     $    383,665
                                                                =============      =============      ============
Interest income                                                 $      70,299      $     (63,725)     $     21,003
                                                                =============      =============      ============
Interest expense                                                $     202,448      $          --      $    580,239
                                                                =============      =============      ============
Identifiable assets                                             $     506,914      $          --      $ 11,373,334
                                                                =============      =============      ============
Depreciation and amortization                                   $      37,600      $          --      $    755,052
                                                                =============      =============      ============
Capital expenditures                                            $          --      $          --      $    731,211
                                                                =============      =============      ============
Capital expenditures of discontinued segment                    $          --      $          --      $     62,597
                                                                =============      =============      ============

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

      On February 5, 2002 the Company entered into a $1 million convertible note with a third party, the proceeds of which are restricted for the use in the operations of Infinite Photonics. The note accrues interest and fees at an annual rate of 15% and is convertible, at the holder's option, into shares of the Company's common stock at a price of $2.25 per share. For every $100,000 converted by the holder, the Company will receive an interest reduction in the fee rate by 1% retroactively to February 5, 2002.

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