Form 10QSB
period 2002-06-30
INFINITE GROUP INC
filed 2002-08-16
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

      (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Six Month Period Ended June 30, 2002
                                       OR

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

                                  Yes|X| No ___

As of August 14, 2002 there were 6,270,125 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

Item 1.      Consolidated Balance Sheets- June 30, 2002 and December 31, 2001............2

             Consolidated Statements of Operations - Three Months and Six Months
             Ended June 30, 2002 and 2001................................................3

             Consolidated Statements of Cash Flows -Six Months
             Ended June 30, 2002 and 2001................................................4

             Notes to Consolidated Financial Statements..................................5

Item 2.      Management's Discussion and Analysis of Financial
             Conditions and Results of Operations........................................8

PART II.     OTHER INFORMATION

Items 1-6    ............................................................................17

SIGNATURES   ............................................................................18

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,        December 31,
                                                                      2002              2001
                                                                      ----              ----
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $    587,833      $    130,242
  Restricted funds                                                     906,845            86,318
  Accounts receivable, net of allowance                              1,154,581         1,498,463
  Inventories                                                          131,265           129,824
  Other current assets                                                 591,762           112,728
  Assets of discontinued operations                                    631,606         2,566,674
                                                                  ------------      ------------
          Total current assets                                       4,003,892         4,524,249

Property and equipment, net                                          4,207,252         4,463,122

Other assets:
  Prepaid - other                                                      453,500
  Note receivable                                                      150,000              --
  Prepaid pension costs                                                869,673           904,673
  Intangible assets, net                                             1,008,599         1,045,959
                                                                  ------------      ------------
          Total other assets                                         2,481,772         1,950,632
                                                                  ------------      ------------

                                                                  $ 10,692,916      $ 10,938,003
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    Bank                                                          $    259,041      $    282,206
    Stockholders/ officers                                             101,906           124,906
  Accounts payable                                                   1,260,447         1,146,016
  Accrued expenses                                                     627,869           708,762
  Current maturities of long-term obligations                          289,878           841,878
  Current maturities of long-term obligations - stockholders              --             120,000
  Liabilities of discontinued operations                             1,605,818         2,986,904
                                                                  ------------      ------------
          Total current liabilities                                  4,144,959         6,210,672

Long term obligations                                                3,717,983         2,586,696

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
     shares authorized 6,270,125 and 5,119,047
     shares issued and outstanding                                       6,270             5,119
  Additional paid-in capital                                        27,716,631        25,585,864
  Accumulated deficit                                              (24,892,927)      (23,450,348)
                                                                  ------------      ------------
          Total stockholders' equity                                 2,829,974         2,140,635
                                                                  ------------      ------------
                                                                  $ 10,692,916      $ 10,938,003
                                                                  ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                            ---------------------------       -------------------------
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
                                                                            (As Restated)                   (As Restated)

Sales                                                       $ 3,007,700     $ 2,018,750     $ 5,214,823     $ 4,088,133
Cost of goods sold                                            2,542,996       1,369,601       4,299,978       2,754,361
                                                            -----------     -----------     -----------     -----------
Gross profit                                                    464,704         649,149         914,845       1,333,772

Costs and expenses:
     General and administrative                                 709,124         750,727       1,321,133       1,212,618
     Depreciation and amortization                              256,849         177,294         456,849         354,011
     Selling                                                     68,595          73,515         149,082         172,229
     Research and development                                    17,722         184,114          86,788         184,114
                                                            -----------     -----------     -----------     -----------
          Total costs and expenses                            1,052,290       1,185,650       2,013,852       1,922,972
                                                            -----------     -----------     -----------     -----------

Operating loss                                                 (587,586)       (536,501)     (1,099,007)       (589,200)

Other income (expense)
     Interest expense:
         Stockholder                                             (5,021)        (29,887)         (9,593)        (60,986)
         Other                                                  (81,638)       (105,984)       (158,089)       (230,728)
     Gain (loss) on dispositions of assets                      (80,635)           --            56,782            --
     Interest income                                              9,252             714           9,654           2,934
     Other expense                                              (17,636)           --           (19,069)           --
                                                            -----------     -----------     -----------     -----------
          Total other income (expense)                         (175,678)       (135,157)       (120,315)       (288,780)
                                                            -----------     -----------     -----------     -----------

Loss from continuing operations before
     income tax expense                                        (763,264)       (671,658)     (1,219,322)       (877,980)

Income tax expense                                               (3,640)           --            (7,390)           --
                                                            -----------     -----------     -----------     -----------

Loss from continuing operations                                (766,904)       (671,658)     (1,226,712)       (877,980)

Gain (loss) from discontinued operations, including
$275,520 and $215,154 loss on disposal in the three
and six months ended June 30, 2002 (Note 4)                    (275,520)         25,252        (215,867)       (147,619)
                                                            -----------     -----------     -----------     -----------

Net loss                                                    $(1,042,424)    $  (646,406)    $(1,442,579)    $(1,025,599)
                                                            ===========     ===========     ===========     ===========

Income (loss) per share - basic and diluted:
     Continuing operations                                  $     (0.13)    $     (0.17)    $     (0.21)    $     (0.23)
     Discontinued operations                                $     (0.05)    $      0.01     $     (0.04)    $     (0.04)
                                                            -----------     -----------     -----------     -----------

     Net loss                                               $     (0.18)    $     (0.16)    $     (0.25)    $     (0.27)
                                                            ===========     ===========     ===========     ===========
Weighted average number of common
  shares outstanding- basic and diluted                       5,886,792       4,067,387       5,709,693       3,789,696
                                                            ===========     ===========     ===========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            June 30,          June 30,
                                                                                              2002              2001
                                                                                              ----              ----
                                                                                                            (As Restated)
Operating activities:
      Net loss                                                                            $(1,442,579)      $(1,025,599)
      Adjustments to reconcile net loss to net cash
         used in operating activities of continuing operations:
              Loss from discontinued operations                                               215,867           147,619
              Depreciation and amortization                                                   456,849           354,011
              Amortization of discount on note payable                                         25,475            17,217
              Expenses satisfied via issuance of equity instruments                           138,148              --
              Gain on dispositions of assets                                                  (56,782)             --
              (Increase) decrease in assets:
                    Accounts receivable                                                       343,882          (286,411)
                    Inventories                                                                (1,441)           35,452
                    Other current assets                                                       (4,314)          (47,768)
                    Prepaid pension cost                                                       35,000            20,000
              Increase in liabilities:
                    Accounts payable and accrued liabilities                                   35,805           372,101
                                                                                          -----------       -----------
      Net cash used in operating activities of continuing operations                         (254,090)         (413,378)

      Net cash provided by operating activities of discontinued operations                     27,775           253,323
                                                                                          -----------       -----------

      Net cash used in operating activities                                                  (226,315)         (160,055)

Investing activities:
      Decrease in restricted funds for asset addition, net                                     78,370            68,999
      Purchase of property and equipment                                                     (247,750)         (369,721)
      Purchase of intangible assets                                                           (66,254)         (261,990)
      Proceeds from the sale of assets                                                        270,000              --
                                                                                          -----------       -----------
      Net cash provided by (used in) investing activities of continuing operations             34,366          (562,712)

      Net cash provided by (used in) investing activities of discontinued operations          990,602            (4,116)
                                                                                          -----------       -----------

      Net cash provided by (used in) investing activities                                   1,024,968          (566,828)

Financing activities:
      Net (repayments) borrowings of bank notes payable                                       (23,165)         (133,814)
      Proceeds from notes payable - stockholders/officers                                        --              90,000
      Repayment of notes payable - stockholders/officers                                      (23,000)             --
      Proceeds from the issuance of convertible notes payable, net of costs                 1,374,000              --
      Increase in restricted funds for financing proceeds, net                               (898,897)             --
      Repayments of long-term obligations                                                    (290,315)         (207,077)
      Repayments of long-term obligations - stockholder                                          --              (7,229)
      Proceeds from the issuance of common stock, net of expenses                             256,132           907,648
                                                                                          -----------       -----------
      Net cash provided by financing activities of continuing operations                      394,755           649,528

      Net cash provided by (used in ) financing activities of discontinued operations        (735,817)            5,886
                                                                                          -----------       -----------

      Net cash provided by (used in ) financing activities                                   (341,062)          655,414
                                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents                                          457,591           (71,469)

Cash and cash equivalents - beginning of period                                               130,242           185,901
                                                                                          -----------       -----------

Cash and cash equivalents - end of period                                                 $   587,833       $   114,432
                                                                                          ===========       ===========

Supplemental continuing operations cash flow disclosures: Cash paid (received)
      for:
              Interest                                                                    $   145,739       $   212,795
                                                                                          ===========       ===========
              Income taxes                                                                       (110)            5,965
                                                                                          ===========       ===========


            See notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The quarterly consolidated financial statements are unaudited. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2001, which includes audited financial statements and footnotes as of and for the years ended December 31, 2001 and 2000.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

      Following is the Company's accounting policy relating to accounts receivable, disclosed beginning in 2002 in accordance with AICPA Statement of Position 01-6 "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others". There has been no change in the Company's accounting policy resulting from this disclosure.

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

      The Company's policy is not to accrue interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received by the Company after a significant amount of time has past after the invoice due date. After the Company has exhausted its collection efforts on a past due accounts receivable, the Company will turn the account over to collections. Once the account is turned over for collections, the Company will write the account off as uncollectable. If a payment is made after it has been turned over for collection and written-off, the Company will reapply the payment to the amount written-off.

NOTE 3. - RECLASSIFICATIONS

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE 4. - DISCONTINUED OPERATIONS

      In the fourth quarter of 2001, the Company's Board of Directors resolved to dispose of Osley & Whitney (O&W) and Express Pattern (EP). These two subsidiaries represented the Company's Plastics Group segment. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all the employees. During 2002, the Company continued to liquidate the assets of its Osley & Whitney (O&W) subsidiary following the discontinuance of its operation in November 2001. During the first quarter of 2002, all of the inventory and equipment of O&W were sold at auction, resulting in net proceeds of approximately $416,000 and a gain of approximately $27,000. The O&W land and building were sold at auction in July 2002 for $650,000 and the transaction closed on August 8, 2002, resulting in a net loss of approximately $151,000, including estimated closing costs. The carrying value of the land and building was reduced by this amount as of June 30, 2002. This closing completes the liquidation of the O&W assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $200,000. The Company guaranteed the obligation of O&W to the secured lender. Accordingly, the Company will assume that remaining outstanding balance. The secured lender has tentatively agreed to convert the balance into a term loan amortizing monthly based upon a seven year amortization schedule, with a balloon payment due eighteen months from issuance. It is anticipated that this transaction will be documented during the third quarter of 2002.

      In addition to the above transaction, during the quarter ended June 30, 2002, O&W recorded an additional reserve for uncollectable receivables and recognized additional obligations to creditors in the aggregate amount of $124,000.

      On March 14, 2002, the Company sold the net assets of its Express Pattern subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of Express Pattern and, the Company's chief operating officer, who is a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his financier. The gain resulting from this transaction amounted to approximately $45,000.

      In accordance with FAS 144, the disposal of the Plastics Group has been accounted for as a disposal of a business segment and accordingly, the assets and liabilities of O&W and EP have been segregated from the continuing operations in the accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001 and classified as assets/liabilities of discontinued operations. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The accompanying statement of operations and cash flows for the quarter ended June 30, 2001 have been restated to present separately the operating results and cash flows of these discontinued operations.

      The following is the summary of the financial position as of June 30, 2002 and December 31, 2001 for the disposed Plastics segment (O&W and EP):

                                                        June 30,  December 31,
                                                         2002        2001
                                                         ----        ----

    Current assets                                    $   21,606   $  580,799
    Property and equipment, net                          610,000    1,985,875
                                                      ----------   ----------
        Assets of discontinued operations             $  631,606   $2,566,674
                                                      ==========   ==========

    Secured bank obligations                          $  814,221   $1,550,038
    Accounts payable and accrued expenses                791,597      963,646
    Capital lease obligations                               --        473,220
                                                      ----------   ----------
        Liabilities of discontinued operations        $1,605,818   $2,986,904
                                                      ==========   ==========

      The following is a summary of the results of operations for the quarters ending June 30, 2002 and 2001 for the disposed Plastics segment (O&W and EP):

                                                     Three Months Ended June 30,
                                                          2002         2001
                                                          ----         ----
        Revenue                                        $    --     $1,839,484
                                                       =========   ==========
        Income from discontinued operations            $    --     $   15,252
        Loss on disposal of discontinued operations     (275,520)        --
                                                       ---------   ----------
              Net (loss) income from discontinued
              operations                               $(275,520)  $   15,252
                                                       =========   ==========

                                                       Six Months Ended June 30,
                                                          2002          2001
                                                          ----          ----

        Revenue                                        $ 317,453    $3,179,843
                                                       =========    ==========
        Loss from discontinued operations              $    (713)   $ (157,619)
        Loss on disposal of discontinued operations     (215,154)         --
                                                       ---------    ----------
              Net loss from discontinued operations    $(215,867)   $ (157,619)
                                                       =========    ==========

NOTE 5. - SALE OF ASSETS

      On March 28, 2002, the Company sold all of the property and equipment of its Mound Laser and Photonics Center subsidiary, including customer lists, to a third party and ceased operations of this subsidiary. The sale price of $300,000 consisted of cash of $270,000 and a $30,000 promissory note, which bears interest at 8% and is due in July 2002. This note receivable is included in other current assets at June 30, 2002. The transaction resulted in a gain of approximately $137,000.

NOTE 6. - LONG TERM OBLIGATIONS

      On January 4, 2002, the Company entered into a securities purchase agreement (the "Agreement") with the estate of a former stockholder of O&W (the "Estate"), which was amended and restated during the quarter ended June 30, 2002. In accordance with the Agreement, as revised, the Estate purchased 379,253 shares of the Company's common stock, which were paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507 (the "Indebtedness"). The Indebtedness related to past due consulting fees, outstanding debt and related accrued interest owed to the Estate by the Company at December 31, 2001, and fees incurred by the Estate relating to the Agreement. The original provision of the Agreement, which provided the Company with an option to repurchase certain of the shares and the Estate with the option to sell certain of the shares back to the Company, was eliminated in the amended and restated agreement. As a result, the Company is no longer obligated for the Indebtedness and it has recorded the purchase of the securities as an increase in equity in the accompanying balance sheet.

      On February 5, 2002, the Company completed a $1 million debt financing with an investor. The Company received $1 million in cash, less fees amounting to $89,000, in exchange for its issuance of a $1 million two-year convertible note bearing interest and fees at the annual rate of 15%, originally payable quarterly and amended to monthly during the second quarter. The annual fees are subject to reduction by 1% for every $100,000 in note principal amount converted, up to an aggregate 10%. The outstanding principal and interest is due in full on February 5, 2004. The note was originally convertible, upon the Company's consent, into shares of the Company's common stock at a price of $2.25 per share. During the second quarter the note was modified to reduce the conversion price to $2.00 per share and to provide for its convertibility into shares of the Company's common stock at the option of the holder. In the event of a default by the Company, the conversion price is subject to downward adjustment. The proceeds from this note are held in a secured deposit account. Withdrawals from this account are restricted to funding expenses for work under the Defense Advanced Research Projects Agency (DARPA) contract and for the growth of accounts receivable with commercial customers in the operation of the Company's Photonics subsidiary. The account balance as of June 30, 2002 amounted to $898,897 and is included in restricted funds in the accompanying balance sheet. The note is secured by this restricted account, the accounts receivable under the DARPA contract, and substantially all other assets of the Company and its Infinite Photonics, Inc. subsidiary. In connection with this transaction, detachable warrants to purchase 50,000 shares of the common stock of the Company at $2.65 per share were issued to the investor. The exercise price of the detachable warrants was reduced to $2.40 per share during the second quarter. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds, amounting to approximately $53,000, was allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount is being amortized to interest expense over the term of the note.

      On June 21, 2002, the Company completed an additional $500,000 debt financing with the same investor. The Company received $500,000 in cash, less fees amounting to $37,000, in exchange for its issuance of a $500,000 two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The proceeds from this note are unrestricted. The annual fees are subject to reduction by 1% for every $50,000 in note principal amount converted, up to an aggregate 10%. This note is convertible into share of the Company's common stock at the option of the holder at a price of $2.00 per share. In the event of a default by the Company, the conversion price is subject to downward adjustment. In connection with this transaction, detachable warrants to purchase 25,000 shares of the common stock of the Company at $2.40 per share were issued to the investor. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds of the note amounting to approximately $25,000 has been allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount is being amortized to interest expense over the term of the note.

NOTE 7. - STOCKHOLDERS' EQUITY

      During the quarter ended March 31,2002, the Company issued 75,000 shares of common stock to accredited investors at a price of $2.00 per share, resulting in proceeds of $150,000.

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

      During the quarter ended March 31, 2002, the Company granted warrants to purchase 200,000 shares of common stock in satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants are exercisable at $3.00 per share, vest immediately and expire three years from the date of grant.

      On June 18, 2002, the Company entered into an agreement with a consulting firm to provide investor and public relations services over a two-year period. Under the agreement, the consulting firm is required to expend up to $500,000 in furtherance of the Company's investor and public relations programs. As consideration for these services, the Company issued the consulting firm 500,000 shares of it common stock in a private placement transaction valued at $750,000, which is being amortized ratably over the 24-month life of the agreement. The prepaid consulting fees are included in other current assets and other assets-prepaid other in the accompanying balance sheet at June 30, 2002.

      During the quarter ended June 30, 2002, convertible notes payable to former O&W shareholders, along with accrued interest and other outstanding liabilities, aggregating $129,600, were converted into 68,936 shares of the Company's common stock.

NOTE 8. - DIRECTOR / OFFICER RESIGNATION

      On June 27, 2002, a director/officer of the Company retired, but continues to be affiliated with the Company pursuant to a consulting agreement. This agreement defines the services to be provided by the consultant as those similar to when he was as employee and provides for payments aggregating $148,220 over its term, which expires January 30, 2005. In addition, the agreement allows 591,619 outstanding Company stock options that the employee holds from when he was an employee to remain exercisable through the term of the consulting agreement. As a result of the change in grantee status, the Company is required to recognize the value of the options as compensation expense over the remaining vesting term of the options. The value of the options, utilizing the Black-Scholes pricing model, aggregated approximately $504,000. Certain options were fully vested as of June 30, 2002, resulting in compensation costs and an increase in additional paid in capital of approximately $87,000 which is recognized in the accompanying statement of operations and balance sheet as of and for the six months ended June 30, 2002, respectively.

NOTE 9. - TERMINATION OF EQUITY LINE OF CREDIT

      On July 23, 2002, the Company and Cockfield Holdings Limited (Cockfield) agreed to terminate the equity line of credit agreement, which was previously entered into on November 30, 2000. As a result of the termination, the Company was released, and the Company released Cockfield, from any further obligation under the terms. Unamortized capitalized costs associated with this transaction, amounting to $67,269, were charged to expense during the quarter ended June 30, 2002 as a result of the termination.

As consideration for establishing the equity line of credit, the Company granted Cockfield warrants to purchase up to 200,000 shares of our common stock. As consideration for the services rendered by a placement agent in connection with the equity line of credit, the Company granted the placement agent warrants to purchase up to 100,000 shares of our common stock. These warrants, covering 300,000 shares of our common stock, are exercisable at any time prior to November 20, 2003, for $3.135 per share and survived the termination of the agreement.

NOTE 10. - SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                             2002        2001
                                                           ---------   ---------

         Common stock, issued for prepaid services
          to be provided in future periods                 $ 750,000   $    --
                                                           =========   =========

         Conversion of long-term obligation and related
          accrued interest and fees to common stock,
          net of capitalized costs written off             $ 725,340   $    --
                                                           =========   =========

         Notes receivable issued in connection with
          the sale of assets                               $ 180,000   $    --
                                                           =========   =========

         Conversion of long-term obligations -
          stockholders and related accrued interest to
          common stock                                     $ 129,600   $ 119,131
                                                           =========   =========

         Value of detachable common stock warrants
          issued with long-term obligations                $ 103,872   $    --
                                                           =========   =========

         Common stock warrants issued as satisfaction
          of accounts payable                              $  58,826   $    --
                                                           =========   =========

         Satisfaction of obligations to stockholders and
          related accrued interest in lieu of cash
          payments as consideration for stock issued       $    --     $ 532,340
                                                           =========   =========

         Acquisition of equipment in exchange for
          services rendered                                $    --     $ 287,434
                                                           =========   =========

NOTE 11. - BUSINESS SEGMENTS

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

      A summary of selected consolidated information for the Company's industry segments during the periods ended June 30, 2002 and 2001, respectively, is set forth as follows:

                                         Laser       Photonics     Plastics    Unallocated
                                         Group         Group        Group       Corporate    Consolidated
                                         -----         -----        -----       ---------    ------------
Three Months Ended June 30,2002

Sales to unaffiliated customers       $ 1,465,208   $ 1,542,492   $     --      $     --     $  3,007,700
                                      ===========   ===========   ==========    ==========   ============
Operating loss, including corporate
 overhead allocation                  $  (282,642)  $   (10,874)  $     --      $ (294,070)  $   (587,586)
                                      ===========   ===========   ==========    ==========   ============
Loss from discontinued operations     $      --     $      --     $ (275,520)   $     --     $   (275,520)
                                      ===========   ===========   ==========    ==========   ============

Three Months Ended June 30, 2001

Sales to unaffiliated customers       $ 1,898,951   $   119,799   $     --      $     --     $  2,018,750
                                      ===========   ===========   ==========    ==========   ============
Operating income (loss), including
 corporate overhead allocation        $    66,997   $  (271,147)  $     --      $ (332,351)  $   (536,501)
                                      ===========   ===========   ==========    ==========   ============
Income (loss) from discontinued
 operations, including corporate
 overhead allocation                  $      --     $      --     $ (230,604)   $  255,856   $     25,252
                                      ===========   ===========   ==========    ==========   ============

Six Months Ended June 30, 2002

Sales to unaffiliated customers       $ 2,994,254   $ 2,220,569   $     --      $     --     $  5,214,823
                                      ===========   ===========   ==========    ==========   ============
Operating income (loss), including
 corporate overhead allocation        $  (653,914)  $     4,386   $     --      $ (449,479)  $ (1,099,007)
                                      ===========   ===========   ==========    ==========   ============
Income (loss) from discontinued
  operations, including corporate
  overhead allocation                 $      --     $      --     $ (248,763)   $   32,896   $   (215,867)
                                      ===========   ===========   ==========    ==========   ============

Six Months Ended June 30, 2001

Sales to unaffiliated customers       $ 3,860,151   $   227,982   $     --      $     --     $  4,088,133
                                      ===========   ===========   ==========    ==========   ============
Operating income (loss), including
 corporate overhead allocation        $   175,007   $  (297,199)  $     --      $ (467,008)  $   (589,200)
                                      ===========   ===========   ==========    ==========   ============
Income (loss) from discontinued
 operations, including corporate
 overhead allocation                  $      --     $      --     $ (601,932)   $  454,313   $   (147,619)
                                      ===========   ===========   ==========    ==========   ============

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and similar expressions, whether in the negative or affirmative. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ materially from those expressed or implied by forward -looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of our early stage operations, the inclusion of such information should not be regarded by us or any other person that the objectives and plans of the Company will be achieved.

Overview

      We have two business segments, our Laser Group and our Photonics Group. Our Laser Group provides comprehensive laser-based materials and processing services (cutting, welding, drilling and assembly) to aerospace, power generation and medical device customers. Our Photonics Group develops and markets our grating coupled surface emitting laser (GCSEL) diodes for source and pump lasers and semiconductor optical amplifiers. Diode lasers and optical amplifiers are very small semiconductor products used as the laser "light" source in a variety of defense, telecommunications, material processing and medical device applications.

      Our Laser Group, which had been comprised of Laser Fare, Inc. (LF -Smithfield, RI) and Mound Laser & Photonics Center, Inc. (MLPC- Miamisburg,
OH), provides comprehensive laser-based materials processing services to leading manufacturers. In March 2002 we sold MLPC. Our Photonics Group, which includes Infinite Photonics, Inc. (IP - Orlando, FL) and the Advanced Technology Group, manufactures and markets our diodes. The operations of MetaTek, Inc. of Albuquerque, NM and our Narragansett, RI office were merged into Infinite Photonics, Inc in Orlando, FL.

      During 2001 and the first quarter of 2002, we also had a Plastics Group, which consisted of two subsidiaries, Express Pattern, Inc. (EP) and Osley & Whitney, Inc. (O&W). Our Plastics Group provided rapid prototyping services and proprietary mold building services. In November 2001 and December 2001, our board of directors determined to dispose of O&W and EP, respectively. Our plan consisted of closing and liquidating O&W and selling the assets of EP. The sale of EP was consummated on March 14, 2002. The O&W equipment was sold in March 2202. The O&W land and building were sold at auction on July 16, 2002 for $650,000. The sale closed on August 8, 2002. This closing completes the liquidation of the O&W assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $200,000. The obligation of O&W to the secured lender was guaranteed by Infinite. Accordingly, Infinite will assume that remaining outstanding balance. The secured lender has tentatively agreed with us to convert the balance into a term loan amortizing monthly based upon a seven year amortization schedule, with a balloon payment due eighteen months from issuance. It is anticipated that this note will be executed and delivered during the third quarter 2002.

      During 2001, we continued to experience operating losses, due primarily to losses in the discontinued Plastics Group, continued weakness in jet engine and turbine part revenues at our Laser Group, and start-up costs for our Photonics Group. These losses resulted in reductions in cash flow and a negative working capital position. We are currently focused on our two primary lines of business and may from time to time consider additional capital from private equity sources, strategic alliances, venture capital and investment banking sources.

      Our financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States. During 2001, there were a number of new accounting standards issued by the Financial Accounting Standards Board, which we have determined, did not have a material effect on our financial statements in 2001 or 2002. We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance during the second half of 2002.

Forward-looking strategy

      Our business plan for 2002 includes the completion of our plan to dispose of the Plastics Group, commenced in November 2001, and the ramp up of research, engineering, manufacturing, marketing and administrative capability for our Photonics Group.

      Our Photonics Group is completing leasehold improvements to its semiconductor laser diode manufacturing facilities in Orlando, Florida, which will be completed during the third quarter of 2002. We have hired or transferred (from our Narragansett, RI and Albuquerque, NM facilities), twelve research and administrative personnel who are working on the DARPA contract and we are actively interviewing for an additional 10-14 engineering, quality control, manufacturing and administrative personnel. Equipment has started arriving at the facility, and we expect to complete about $1.2 million in capital equipment expansion by the end of 2002, primarily funded through operating leases. As a result of these steps, we expect that our Photonics Group will have significant research and manufacturing capacity by year-end. In addition, we closed on $1.5 Million of convertible notes with Laurus Master Fund, Ltd., which has been used to fund the operations of the Photonics Group. We have completed the first technical review with DARPA and believe we are on schedule to meet their timetable for completion of that contract by the end of 2003.

      Our Photonics Group is actively engaged in discussions with a number of potential commercial customers to incorporate our technology in their next major product updates planned for late 2002 or early 2003. Our marketing efforts are aimed at customer education and in that regard our staff members have recently presented papers at technical trade shows, such as the recent Photonics West and Optical Fiber conferences, which are attended by representatives of leading companies using diode devices. Additionally, we are actively exploring financing alternatives for our Photonics Group, including through venture capital firms, which in many cases, have portfolio companies that could be end users of our products.

      Finally, we are completing steps to further reduce corporate overhead including facilities consolidation and other cost reduction measures. We believe that the successful implementation of this plan will result in profitable operations during the second half of 2002.

Liquidity and capital resources

      We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of June 30, 2002, we had unrestricted cash and cash equivalents of approximately $588,000 available for our working capital needs and planned capital asset expenditures. The increase in cash, cash equivalents and restricted funds resulted from closing on a $1.0 million, two-year convertible note on February 5, 2002, a $.5 million, two-year convertible note on June 21, 2002, and prompt collection of governmental accounts receivable by electronic transfer. The proceeds from the first $1.0 million note are held as restricted funds available to fund certain operations and sub-contractor payments under the DARPA contract of our Photonics Group. Restricted funds available as of June 30, 2002 amounted to approximately $900,000. During the quarter ended June 30, 2002, the Photonics Group revenues exceeded Laser Group revenues. We anticipate continued improved revenue from our

Photonics Group and positive results from additional expense containment measures that have been implemented. We anticipate that our other strategies for raising additional working capital through debt and/or equity transactions will provide adequate liquidity to fund our operations. During the quarter ended June 30, 2002, additional private placements of our common stock yielded gross proceeds of $100,000.

      At June 30, 2002 we had a working capital deficit of approximately $141,000, (and positive working capital of $833,000 after eliminating the assets and liabilities of our discontinued operations). During the first six months of 2002, cash and cash equivalents have increased by $457,591 and restricted funds have increased by $820,527, from the infusion of funds from the convertible notes and prompt electronic payment to the restricted account by DARPA. Fast collection of receivables from those electronic payments has also reduced our accounts receivable by $343,882 in the first sixth months of 2002, and improved our working capital position. In conjunction with our on-going business expansion program, we are pursuing alternative sources of funding including private placements, direct investment by strategic alliance partners, and venture capital sources. To date we have arranged an asset based convertible note that is available to fund sales volume increases and working capital needs at our Photonics Group.

      During 2002, we have expended approximately $126,000 and $122,000 on capital acquisitions for our Photonics Group and Laser Group, respectively. We anticipate spending an additional $900,000 in capital expenditures during the balance of 2002, which we expect to be funded principally by operating leases. As opportunities arise to acquire used equipment, some cash purchases may be required.

      Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we are required to meet certain requirements relating to our stock price and net tangible assets of $2.0 million (stockholders' equity, less unamortized goodwill). If we fail to meet these requirements, our stock could be delisted. Last year we received a series of letters from Nasdaq addressing our failure to satisfy the minimum net tangible asset continued listing requirements for the SmallCap Market. On March 19, 2002, we received a letter from Nasdaq that we were in compliance with the continued listing requirements. There is no assurance that we will continue to meet the Nasdaq Small Cap listing requirement in future periods.

                              Results of Operations

Laser Group

      Revenues from our Laser Group for the quarter ended June 30, 2002 were $1,465,208 ($1,898,951 at June 30, 2001) with an operating loss for the period of $282,642 (operating income of $66,997 at June 30, 2001). The decrease in Laser Group revenues resulted from postponed orders for gas turbine parts used for power generation and reduced or delayed orders for jet engine components. Gross profit margin decreased in 2002 to 20% from 36% in 2001 due to increased set-up costs with new customers to replace the postponed orders with other customers and from the high fixed costs associated with our underutilized laser workstations. With airline traffic and commercial demand for power generation recovering from the tragedies of September 11, 2001, we expect a higher, but indeterminate, proportion of those orders to return in the third and fourth quarters of 2002.

Photonics Group

      Revenues related to the Photonics Group in the quarter ended June 30, 2002 were $1,542,492, ($119,799 revenues at June 30, 2001) with an operating loss of $10,874 ($271,147 at June 30, 2001). The increase of $1,531,618 in revenues for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was primarily due to commencing work on a $12.0 million DARPA contract signed on January 23, 2002. Net profits are limited to approximately seven percent for that government research contract. Non-governmental research and development on commercial products of $17,722 accounted for the majority of the small operating loss. We expect revenues attributable to our DARPA contract to continue to increase significantly in 2002, but at the low net profit rate.

      Although we are in active discussions with a number of commercial accounts, DARPA represented over 90% of the revenues of the Photonics Group in the first six months of 2002, and we expect Dey Laboratories to continue to represent approximately 12% of the revenues of the Laser Group, followed by slightly lower concentrations in revenues from General Electric (jet engine and power generation parts) and United Technologies (jet engine and aerospace parts). The recent tragedies of September 11, 2001 and the economic downturn caused a decline in revenues of the Laser Group from both jet engine and power generation parts.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Consolidated revenues for the three months ended June 30, 2002 were $3,007,700 on cost of sales of $2,542,996, resulting in a gross profit of $464,704 for the quarter. Consolidated revenues for the three months ended June 30, 2001 were $2,018,750 on cost of sales of $1,369,601, resulting in a gross profit of $649,149. The increase of $464,704 or 18.3% in consolidated revenues for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, was due to contract research and development revenues from DARPA in our Photonics Group. This was offset by a reduction in revenues of $433,743 at the Laser Group due to reduced orders for jet engine and power generation parts, which directly impacted the reduction in gross margins of $184,445.

      Research and development expenses were $17,722 for the three months ended June 30, 2002, compared to $184,114 for the three months ended June 30, 2001. Because we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects only internal costs associated with new product development efforts. During the quarter ended June 30, 2001, we expended $184,114 in development efforts primarily related to research needed to support our filing of additional patent applications. Our internal research and development efforts are focused on commercial applications for diode lasers that we anticipate will be needed for the next generation of telecommunications devices, and on commercial applications for the materials processing and medical device industries. Subject to customer demand and funded by discretionary cash flows, we anticipate that internal research and development expenses will increase in the remainder of 2002, for expected GCSEL product development efforts in our Photonics Group.

      General and administrative expenses were $709,124 for the three months ended June 30, 2002 as compared to $750,727 for the three months ended June 30, 2001. The decrease of approximately $41,603, or 5.5%, was primarily attributed to a reallocation of human resources and related benefits (approximately $100,000) related to the growth of the Infinite Photonics subsidiary, cancellation of general insurance on our Mound subsidiary (approximately $25,000), offset by approximately $87,000 in additional compensation expense attributable to stock options of a former officer and director of the Company, and amortization of investor and public relations costs (approximately $10,000). Compensation expense for stock options, and investor and public relations costs will increase through the remainder of 2002, as those costs are recognized over the terms of their agreements. The expenses will approximate $57,000 and $94,000, respectively, per quarter.

      Selling expenses were $68,595 for the three months ended June 30, 2002 as compared to $73,515 for the three months ended June 30, 2001, reflecting lower commissions on lower jet engine and turbine parts revenues.

      Depreciation and amortization expense totaled $256,849 for the three months ended June 30, 2002 as compared to $177,294 for the three months ended June 30, 2001. The increase was primarily due to depreciation expense for new lasers acquired for medical device production and laser engineered net shaping equipment (LENS) at our Laser Group, and increased depreciation of leasehold improvements and equipment at our Photonics Group. Interest expense to stockholder was $5,021 for the three months ended June 30, 2002 as compared to $29,887 for the three months ended June 30, 2001. The decrease of $24,866 was due primarily from the satisfaction of various stockholder obligations during 2001 and 2002. Other interest expense was $81,638 for the three months ended June 30, 2002, compared to $105,984, reflecting reductions in outstanding bank debt during the first quarter 2002, resulting from use of the proceeds from the sale of two subsidiaries, the Mound Laser and Photonics Center and Express Pattern, and the conversion of debt to former O&W shareholders to equity. We expect interest expense to increase for the remainder of 2002 as a result of the $500,000 convertible note issued on June 21, 2002.

      Gain (loss) on sale of assets includes impairment loss amounting to $80,635 for the three months ended ($0 for the three months ended June 30, 2001), and resulted from the write-off of intellectual property development that we are no longer actively pursuing based on current quarterly impairment testing of intangible assets under FAS 142. We review our patent development efforts on a quarterly basis and test for possible impairment, based on our assessment of the disallowance of patent applications during the quarter (if any), the likelihood of continued develop of patent claims by our scientists and legal counsel, and competitive technologies. There were no disallowances by the U.S. Patent and Trademark office during the current quarter.

      The loss from continuing operations was $766,904 for the three months ended June 30, 2002 as compared to a loss of $671,658 for the three months ended June 30, 2001, including $275,520 loss on disposal in 2002, related to the sale of land and building and additional reserves for uncollectable receivables at the O&W subsidiary.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Consolidated revenues for the six months ended June 30, 2002 were $5,214,823 on cost of sales of 4,299,978, resulting in a gross profit of $914,845 for the quarter. Consolidated revenues for the six months ended June 30, 2001 were $4,088,133 on cost of sales of $2,754,361, resulting in a gross profit of $1,333,772. The increase in consolidated revenues of $1,126,690 or 27.6%, and the decrease in consolidated gross profit of $418,927 or 31.4% for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, was due to a general increase in revenues associated with contract research and development revenues from DARPA, but with direct costs, overhead and general and administrative expenses restricted by contract and Defense Federal Acquisition Regulations (FAR's), to result in a net fee maximum of 6.7%. This increase in consolidated revenues was offset by a reduction in revenues of $865,897 at the Laser Group which also directly impacted the reduction in gross margins.

      Research and development expenses were $86,788 for the six months ended June 30, 2002, compared to $184,114 for the six months ended June 30, 2001. Because we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects only internal costs associated with new product development efforts. During the six months ended June 30, 2001, we expended $184,114 in development efforts primarily related to research needed to support our filing of additional patent applications. Our internal research and development efforts are focused on commercial applications for diode lasers that we anticipate will be needed for the next generation of telecommunications devices, and on commercial applications for the materials processing and medical device industries. Subject to customer demand and funded by discretionary cash flows, we anticipate that internal research and development expenses will increase in the remainder of 2002, for expected non-governmental commercial GCSEL product development efforts in our Photonics Group.

      General and administrative expenses were $1,321,133 for the six months ended June 30, 2002 as compared to $1,212,618 for the three months ended June 30, 2001. The increase of approximately $108,515, or 8.9 % was primarily attributed to a reallocation of human resources from administrative positions to research, engineering and scientific positions related to the growth of the Infinite Photonics subsidiary, offset by approximately $87,000 in additional compensation expense attributable to stock options of a former officer and director of the Company, and amortization of investor and public relations costs. We expect compensation expense from these stock options and investor and public relations costs to increase through the remainder of 2002, as those costs are recognized over the terms of their respective agreements.

      Selling expenses were $149,082 for the six months ended June 30, 2002 as compared to $172,229 for the six months ended June 30, 2001, reflecting lower commissions on lower jet engine and turbine parts revenues.

      Depreciation and amortization expense totaled $456,849 for the six months ended June 30, 2002 as compared to $354,011 for the three months ended June 30, 2001. The increase was primarily due to depreciation expense for new lasers acquired for medical device production and laser engineered net shaping equipment (LENS) at our Laser Group, and increased depreciation of leasehold improvements and equipment at our Photonics Group. Interest expense to stockholders was $9,593 for the six months ended June 30, 2002 as compared to $60,986 for the three months ended June 30, 2001. The decrease of $51,393 was due primarily from the satisfaction of various stockholder obligations during 2001 and 2002. Other interest expense was $158,089 for the six months ended June 30, 2002, compared to $230,728, reflecting reductions in outstanding bank debt during the first quarter 2002, resulting from use of the proceeds from the sale of two subsidiaries, the Mound Laser and Photonics Center and Express Pattern, and the conversion of debt to former O&W shareholders to equity. We expect interest expense to increase for the remainder of 2002 as a result of a convertible notes for $1,500,000 closed during the first and second quarters, at 15% interest.

      Gain (loss) on sale of assets includes an approximate gain of $137,000 on the sale of assets from our Mound Laser and Photonics subsidiary. This gain has been offset by an impairment loss amounting $80,635 for the six months ended June 30, 2002 ($0 for the three months ended June 30, 2001), and resulted from the write-off of intellectual property development that we are no longer actively pursuing based on current quarterly impairment testing of intangible assets under FAS 142. We review our patent development efforts on a quarterly basis and test for possible impairment, based on our assessment of the disallowance of patent applications during the quarter (if any), the likelihood of continued develop of patent claims by our scientists and legal counsel, and competitive technologies. There were no disallowances by the U.S. Patent and Trademark office during the current quarter.

      The loss from continuing operations was $1,226,712 for the six months ended June 30, 2002 as compared to a loss from continuing operations of $877,980 for the six months ended June 30, 2001. The net loss for the first six months ended June 30, 2002, was $1,442,696 compared to a net loss of $1,025,599 in the first six months of 2001, including a $215,154 loss from discontinued operations in 2002, related to the sale of land and building at the O&W subsidiary, offset by gain on the sale of related equipment in the first quarter 2002.

Part II - Other information

Item 2(c): A description of all unregistered common stock sold by the registrant since January 1, 2002 is as follows:

-----------------------------------------------------------------------------------------------------
                                                                        Price per       Consideration
Name(1)                             Purchase Date    No. of Shares     Common Share         ($) (3)
-----------------------------------------------------------------------------------------------------
Estate of Ralph P. Lazarra            1/4/2002          379,253           $2.00           $758,506(4)
-----------------------------------------------------------------------------------------------------
IHC, Inc.                             3/7/2002          30,000            $2.00            $60,000
-----------------------------------------------------------------------------------------------------
Allan J. Ligi                         3/7/2002          35,000            $2.00            $70,000
-----------------------------------------------------------------------------------------------------
William M. Johnson                    3/8/2002          10,000            $2.00            $20,000
-----------------------------------------------------------------------------------------------------
Jeff A. Bullington                    3/31/2002          6,600            $2.13            $14,058
-----------------------------------------------------------------------------------------------------
Dr. Paul F. Jacobs                    3/31/2002          1,600            $2.13             $3,408
-----------------------------------------------------------------------------------------------------
Thomas J. McDonald                    3/31/2002          4,100            $2.13             $8,733
-----------------------------------------------------------------------------------------------------
Dr. Richard Stoltz                    3/31/2002          6,800            $2.13            $14,484
-----------------------------------------------------------------------------------------------------
A. Donald Steinman                    3/31/2002          3,700            $2.13             $7,881
-----------------------------------------------------------------------------------------------------
Dr. Oleg Smolski                      3/31/2002          1,300            $2.13             $2,769
-----------------------------------------------------------------------------------------------------
John T. Monaghan                      4/16/2002         36,766            $1.88            $69,120(4)
-----------------------------------------------------------------------------------------------------
Roger Beauregard                      4/16/2002         32,170            $1.88            $60,480(4)
-----------------------------------------------------------------------------------------------------
Investor Relations Services, Inc.     6/18/2002         500,000           $1.50              (2)
-----------------------------------------------------------------------------------------------------
Allan J. Ligi                         6/21/2002         100,000           $1.00            $100,000
-----------------------------------------------------------------------------------------------------

      (1)   The transaction was a private placement of securities pursuant to
            Section 4(2) of the Securities Act of 1933, as amended.

      (2) In accordance with an Agreement with Investor Relations Services, Inc. to provide us with investor and public relations services over a two-year period. Under the agreement, Investor Relations Services is required to expend up to $500,000 in furtherance of our investor and public relations programs. In exchange for these services, we issued Investor Relations Services 500,000 unregistered shares of our common stock in a private placement transaction. These shares were valued at $750,000 ($1.50 per share) and this expense will be amortized as a general and administrative expense over the 24 month period of the agreement.

      (3) All proceeds received by the Company were used for working capital purposes.

      (4)   Conversion of debt into shares of common stock.


Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1  Certification of Chief Executive Officer

            99.2  Certification of Chief Financial Officer

      (b)   Reports on Form 8-K

                  None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 16, 2002

                                             INFINITE GROUP, INC.


                                             By: ss/ Clifford G. Brockmyre
                                                 -------------------------
                                             Clifford G. Brockmyre, President
                                             And Chief Executive Officer

                                             By: ss/ Bruce J. Garreau
                                                 --------------------
                                             Bruce J. Garreau
                                             Chief Financial Officer
                                             (principal accounting officer)