Form 10QSB
period 2002-09-30
INFINITE GROUP INC
filed 2002-11-14
CIK 884650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Nine Month Period Ended September 30, 2002

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

                                               Yes |X| No |_|

As of November 14, 2002 there were 6,270,125 shares of the registrant's common stock, par value $0.001 per share, outstanding.

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

Item 1.   Consolidated Balance Sheets- September 30, 2002 and December 31, 2001.........2

          Consolidated Statements of Operations - Three Months and Nine Months
          Ended September 30, 2002 and 2001.............................................3

          Consolidated Statements of Cash Flows -Nine Months
          Ended September 30, 2002 and 2001.............................................4

          Notes to Consolidated Financial Statements....................................5

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations..........................................11

Item 4.   Controls and Procedures.......................................................17

PART II.  OTHER INFORMATION

Items 1-5 ..............................................................................N/A

Item 6.    Exhibits.....................................................................17

SIGNATURES .............................................................................18

                              INFINITE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   Sept. 30,        December 31,
                                                                      2002              2001
                                                                  ------------      ------------
                                                                   (Unaudited)
   ASSETS
Current assets:
  Cash and cash equivalents                                       $    217,616      $    130,242
  Restricted funds                                                   1,303,581            86,318
  Accounts receivable, net of allowance                              1,375,149         1,498,463
  Inventories                                                          104,191           129,824
  Other current assets                                                 575,674           112,728
  Assets of discontinued operations                                     21,606         2,566,674
                                                                  ------------      ------------
          Total current assets                                       3,597,817         4,524,249

Property and equipment, net                                          4,056,233         4,463,122

Other assets:
  Prepaid other                                                        376,654                --
  Note receivable                                                      150,000                --
  Prepaid pension cost                                                 849,673           904,673
  Intangible assets, net                                             1,044,809         1,045,959
                                                                  ------------      ------------

          Total other assets                                         2,421,136         1,950,632
                                                                  ------------      ------------

                                                                  $ 10,075,186      $ 10,938,003
                                                                  ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable:
     Bank                                                         $    251,703      $    282,206
     Stockholders/officers                                              87,000           124,906
   Accounts payable                                                  1,875,220         1,146,016
   Accrued expenses                                                    724,419           708,762
   Current maturities of long-term obligations                       1,723,078           841,878
   Current maturities of long-term obligations - stockholders               --           120,000
   Liabilities of discontinued operations                              974,141         2,986,904
                                                                  ------------      ------------
          Total current liabilities                                  5,635,561         6,210,672

Long-term obligations                                                2,260,232         2,586,696

Stockholders' equity
  Common stock, $.001 par value, 20,000,000
   shares authorized:  6,270,125 and 5,119,047 shares
   issued and outstanding                                                6,270             5,119
  Additional paid-in capital                                        27,773,426        25,585,864
  Accumulated deficit                                              (25,600,303)      (23,450,348)
                                                                  ------------      ------------
           Total stockholders' equity                                2,179,393         2,140,635
                                                                  ------------      ------------

                                                                  $ 10,075,186      $ 10,938,003
                                                                  ============      ============

            See notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                            2002              2001              2002              2001
                                                        -----------       -----------       -----------       -----------
                                                                         (As Restated)                       (As Restated)
Sales                                                   $ 3,749,716       $ 2,318,504       $ 8,964,539       $ 6,406,637

Cost of goods sold                                        3,241,552         1,490,449         7,541,530         4,244,810
                                                        -----------       -----------       -----------       -----------

Gross profit                                                508,164           828,055         1,423,009         2,161,827

Costs and expenses:
     General and administrative                             689,364           802,801         2,045,462         2,015,419
     Depreciation and amortization                          197,353           249,341           654,202           603,352
     Selling                                                 52,662            66,748           201,744           238,977
     Research and development                                18,860           220,563           105,648           404,677
                                                        -----------       -----------       -----------       -----------
          Total costs and expenses                          958,239         1,339,453         3,007,056         3,262,425
                                                        -----------       -----------       -----------       -----------
Operating loss                                             (450,075)         (511,398)       (1,584,047)       (1,100,598)

Other income (expense):
     Interest expense:
         Stockholder                                         (7,724)          (25,041)          (17,317)          (86,027)
         Other                                             (151,561)          (14,006)         (309,650)         (244,734)
     Gain on disposition of assets                               --                --           137,418                --
     Impairment loss                                             --                --           (45,670)               --
     Other income (expense)                                   2,216            (6,752)           (7,200)           (3,818)
                                                        -----------       -----------       -----------       -----------
          Total other expense                              (157,069)          (45,799)         (242,419)         (334,579)
                                                        -----------       -----------       -----------       -----------

Loss from continuing operations before
  income tax provision                                     (607,144)         (557,197)       (1,826,466)       (1,435,177)

Income tax expense                                           (8,021)               --           (15,411)               --
                                                        -----------       -----------       -----------       -----------

Loss from continuing operations                            (615,165)         (557,197)       (1,841,877)       (1,435,177)

Loss from discontinued operations, including
  $92,211 and $307,365 loss on disposal in three
  and nine months ended 2002 (Note 4)                       (92,211)         (180,564)         (308,078)         (328,183)
                                                        -----------       -----------       -----------       -----------

Net loss                                                $  (707,376)      $  (737,761)      $(2,149,955)      $(1,763,360)
                                                        ===========       ===========       ===========       ===========

Loss per share - basic and diluted:
     Continuing operations                              $     (0.10)      $     (0.13)      $     (0.31)      $     (0.36)
     Discontinued operations                            $     (0.01)      $     (0.04)      $     (0.05)      $     (0.08)
                                                        -----------       -----------       -----------       -----------

     Net loss                                           $     (0.11)      $     (0.17)      $     (0.36)      $     (0.44)
                                                        ===========       ===========       ===========       ===========

Weighted average number of common
  shares outstanding - basic and diluted                  6,270,125         4,389,251         5,896,504         3,989,547
                                                        ===========       ===========       ===========       ===========

           See notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        Sept. 30,          Sept. 30,
                                                                                          2002                2001
                                                                                     -----------------   -------------
                                                                                                         (As Restated)
Operating activities:
      Net loss                                                                         $(2,149,955)      $(1,763,360)
      Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
         Loss from discontinued operations                                                 308,078           328,183
         Depreciation and amortization                                                     654,202           603,352
         Amortization of discount on note payable                                           37,073            25,778
         Expenses satisfied via issuance of equity instruments                             194,943            29,200
         Gain on disposition of assets                                                    (137,418)               --
         Impairment loss                                                                    45,670                --
         (Increase) decrease in assets:
           Accounts receivable                                                             123,314          (600,418)
           Inventories                                                                      25,633            44,282
           Other current assets and prepaid other                                           88,620           (64,042)
           Prepaid pension cost                                                             55,000            30,000
         Increase in liabilities:
           Accounts payable and accrued liabilities                                        747,128           908,846
                                                                                       -----------       -----------
      Net cash used by operating activities of continuing operations                        (7,712)         (458,179)

      Net cash provided by operating activities of discontinued operations                  23,744           130,894
                                                                                       -----------       -----------

      Net cash provided (used) by operating activities                                      16,032          (327,285)

Investing activities:
      Decrease in restricted funds for asset addition, net                                  60,320            21,643
      Purchase of property and equipment                                                  (276,743)         (416,988)
      Purchase of intangible assets                                                        (84,839)         (443,565)
      Proceeds from the disposition of assets                                              270,000             7,500
                                                                                       -----------       -----------
      Net cash used by investing activities of continuing operations                       (31,262)         (831,410)

      Net cash provided (used) by investing activities of discontinued operations        1,530,745          (155,973)
                                                                                       -----------       -----------

      Net cash provided (used) by investing activities                                   1,499,483          (987,383)

Financing activities:
      Net repayments of bank notes payable                                                 (30,503)         (418,771)
      Proceeds from notes payable - stockholders/officers                                       --           144,616
      Repayment of notes payable - stockholders/officers                                   (37,906)               --
      Proceeds from the issuance of convertible notes payable, net of costs              1,374,000                --
      Increase in restricted funds for financing proceeds, net                          (1,277,583)               --
      Repayments of long-term obligations                                                 (326,464)         (138,732)
      Repayments of long-term obligations - stockholder                                         --          (129,644)
      Proceeds from the issuance of common stock, net of expenses                          256,132         1,176,039
                                                                                       -----------       -----------
      Net cash provided (used) by financing activities of continuing operations            (42,324)          633,508

      Net cash provided (used) by financing activities of discontinued operations       (1,385,817)          574,981
                                                                                       -----------       -----------

      Net cash provided (used) by financing activities                                  (1,428,141)        1,208,489
                                                                                       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                        87,374          (106,179)

Cash and cash equivalents - beginning of period                                            130,242           185,901
                                                                                       -----------       -----------

Cash and cash equivalents - end of period                                              $   217,616       $    79,722
                                                                                       ===========       ===========

Supplemental continuing operations cash flow disclosures:
      Cash paid (received) for:
         Interest                                                                      $   366,269       $   276,711
                                                                                       ===========       ===========

         Income taxes                                                                  $     6,465       $    11,731
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                              INFINITE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Infinite Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The quarterly consolidated financial statements are unaudited. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2001, which includes audited financial statements and footnotes as of and for the years ended December 31, 2001 and 2000.

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

      The Company carries its accounts receivable net of an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

      The Company's policy is not to accrue interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received by the Company after a significant amount of time has past after the invoice due date. After the Company has exhausted its collection efforts on a past due accounts receivable, the Company will turn the account over to collections. Once the account is turned over for collections, the Company will write the account off as uncollectible. If a payment is made after it has been turned over for collection and written-off, the Company will reapply the payment to the amount written-off.

NOTE 3. - RECLASSIFICATIONS

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation.

NOTE 4. -DISCONTINUED OPERATIONS

      In the fourth quarter of 2001, the Company's Board of Directors resolved to dispose of Osley & Whitney (O&W) and Express Pattern (EP). These two subsidiaries represented the Company's Plastics Group segment. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees. During 2002, the Company continued to liquidate the assets of O&W. During the first quarter of 2002, all of the inventory and equipment of O&W were sold at auction, resulting in net proceeds of approximately $416,000 and a gain of approximately $27,000. The carrying value of the O&W land and building was reduced by $151,000 as of June 30, 2002, based on the estimated net proceeds at that time. The land and building were sold at auction during the third quarter of 2002 for $650,000 less closing costs, resulting in an additional loss of approximately $70,000. This closing completed the liquidation of the O&W assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $211,000. This amount is evidenced by a new note issued by

O&W to the secured lender which has been guaranteed by the Company. The note bears interest at 7.75% per annum, provides for twelve monthly payments of $8,693 including interest, and requires a balloon payment of approximately $145,000 in October 2003.

      In addition to the above transactions, during the quarter ended June 30, 2002, O&W recorded an additional reserve for uncollectible receivables and recognized additional obligations to creditors in the aggregate amount of $124,000. Additional costs incurred related to the discontinued operations are included in the loss on disposal of discontinued assets.

      On March 14, 2002, the Company sold the net assets of its EP subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and, the Company's chief operating officer at the time of sale. The sale was negotiated at "arm's length" by disinterested management with the former employees and his financier. The gain resulting from this transaction amounted to approximately $45,000.

      In accordance with FAS 144, the disposal of the Plastics Group has been accounted for as a disposal of a business segment and accordingly, the assets and liabilities of O&W and EP have been segregated from the continuing operations in the accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001 and classified as assets/liabilities of discontinued operations. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The accompanying statements of operations and cash flows for the periods ended September 30, 2001 have been restated to present separately the operating results and cash flows of these discontinued operations.

      The following is the summary of the financial position as of September 30, 2002 and December 31, 2001 for the disposed Plastics segment (O&W and EP):

                                                         September 30,   December 31,
                                                             2002           2001
                                                             ----           ----
      Current assets                                       $ 21,606      $  580,799
      Property and equipment, net                                --       1,985,875
                                                           --------      ----------
               Assets of discontinued operations           $ 21,606      $2,566,674
                                                           ========      ==========

      Secured bank obligations                             $211,105      $1,550,038
      Accounts payable and accrued expenses                 763,036         963,646
      Capital lease obligations                                  --         473,220
                                                           --------      ----------
               Liabilities of discontinued operations      $974,141      $2,986,904
                                                           ========      ==========

      The following is a summary of the results of operations for the periods ending September 30, 2002 and 2001 for the disposed Plastics segment (O&W and EP):

                                                       Three Months Ended September 30,
                                                            2002             2001
                                                            ----             ----
      Revenue                                             $     --       $ 1,019,879
                                                          ========       ===========

      Loss from discontinued operations                   $     --       $  (180,564)
      Loss on disposal of discontinued operations          (92,211)               --
                                                          --------       -----------
               Net loss from discontinued operations      $(92,211)      $  (180,564)
                                                          ========       ===========

                                                         Nine Months Ended September 30,
                                                             2002            2001
                                                             ----            ----
      Revenue                                             $ 317,453       $ 4,199,722
                                                          =========       ===========

      Loss from discontinued operations                   $    (713)      $  (328,183)
      Loss on disposal of discontinued operations         $(307,365)               --
                                                          ---------       -----------
               Net loss from discontinued operations      $(308,078)      $  (328,183)
                                                          =========       ===========

NOTE 5. - SALE OF ASSETS

      On March 28, 2002, the Company sold all of the property and equipment of its Mound Laser and Photonics Center subsidiary, including customer lists, to a third party and ceased operations of this subsidiary. The sale price of $300,000 consisted of cash of $270,000 and a $30,000 promissory note, which bears interest at 8% and was due in July 2002. This note receivable is included in other current assets at September 30, 2002. The transaction resulted in a gain of approximately $137,000.

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

      On February 5, 2002, the Company completed a $1 million debt financing with Laurus Master Fund, Ltd. The Company received $1 million in cash, less fees amounting to $89,000, in exchange for its issuance of a $1 million two-year convertible note bearing interest and fees at the annual rate of 15%, originally payable quarterly and amended to monthly during the second quarter. The annual fees are subject to reduction by 1% for every $100,000 in note principal amount converted, up to an aggregate 10%. The outstanding principal and interest is due in full on February 5, 2004. The note was originally convertible, upon the Company's consent, into shares of the Company's common stock at a price of $2.25 per share. During the second quarter the note was modified to reduce the conversion price to $2.00 per share and to provide for its convertibility into shares of the Company's common stock at the option of the holder. In the event of a default by the Company, the conversion price is subject to downward adjustment. The proceeds from this note are held in a secured deposit account. Withdrawals from this account are restricted to funding expenses for work under the Defense Advanced Research Projects Agency (DARPA) contract and for the growth of accounts receivable with commercial customers in the operation of the Company's Photonics subsidiary. The account balance as of September 30, 2002 amounted to $1,277,583 and is included in restricted funds in the accompanying balance sheet. The note is secured by this restricted account, the accounts receivable under the DARPA contract, and substantially all other assets of the Company and its Infinite Photonics, Inc. subsidiary. In connection with this transaction, detachable warrants to purchase 50,000 shares of the common stock of the Company at $2.65 per share were issued to the investor. The exercise price of the detachable warrants was reduced to $2.40 per share during the second quarter. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds, amounting to approximately $53,000, was allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount is being amortized to interest expense over the term of the note.

      On June 21, 2002, the Company completed an additional $500,000 debt financing with the same investor. The

Company received $500,000 in cash, less fees amounting to $37,000, in exchange for its issuance of a $500,000 two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The proceeds from this note are unrestricted and are secured by substantially all other assets of the Company and its Infinite Photonics, Inc. subsidiary. The annual fees are subject to reduction by 1% for every $50,000 in note principal amount converted, up to an aggregate 10%. This note is convertible into share of the Company's common stock at the option of the holder at a price of $2.00 per share. In the event of a default by the Company, the conversion price is subject to downward adjustment. In connection with this transaction, detachable warrants to purchase 25,000 shares of the common stock of the Company at $2.40 per share were issued to the investor. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds of the note amounting to approximately $25,000 has been allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount is being amortized to interest expense over the term of the note.

      As discussed in Note 12 below, these facilities were terminated by the lender in November 2002. As a result of this termination, the amounts associated with the Company's obligations to the lender have been reclassified as a current liability on the financial statements for the period ending September 30, 2002.

NOTE 7. - STOCKHOLDERS' EQUITY

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

      During the quarter ended March 31, 2002, the Company granted warrants to purchase 200,000 shares of common stock in satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants are exercisable at $3.00 per share, vested immediately and expire three years from the date of grant.

      On June 18, 2002, the Company entered into an agreement with a consulting firm to provide investor and public relations services over a two-year period. Under the agreement, the consulting firm is required to expend up to $500,000 in furtherance of the Company's investor and public relations programs. As consideration for these services, the Company agreed to issue the consulting firm 500,000 shares of it common stock in a private placement transaction valued at $750,000, which is being amortized ratably over the 24-month life of the agreement. The prepaid consulting fees are included in other current assets and other assets-prepaid other in the accompanying balance sheet at September 30, 2002.

      During the quarter ended June 30, 2002, convertible notes payable to former O&W shareholders, along with accrued interest and other outstanding liabilities, aggregating $129,600, were converted into 68,936 shares of the Company's common stock.

      During the quarter ended September 30, 2002, the Company granted 400,000 Incentive Stock Options (ISO) to existing and new employees of the Company. These options allow for the purchase of the common stock of the Company at exercise prices ranging from $1.08 to $1.50 per share and will be accounted for under APB 25. Accordingly, no compensation expense has been recognized in the statements of income, since the option price was greater than or equal to the market value of the Company's common stock at the measurement date.

NOTE 8. - DIRECTOR / OFFICER RESIGNATION

      On June 27, 2002, a director/officer of the Company retired, but continues to be affiliated with the Company pursuant to a consulting agreement. This agreement defines the services to be provided by the consultant as those similar to when he was as employee and provides for payments aggregating $148,220 over its term, which expires January 30, 2005. In addition, the agreement allows 591,619 outstanding Company stock options that the employee holds from when he was an employee to remain exercisable through the term of the consulting agreement. As a result of the change in grantee status, the Company is required to recognize the value of the options as compensation expense over the remaining vesting term of the options. The value of the options, utilizing the Black-Scholes pricing model, aggregated approximately $504,000. Certain options were fully vested as of June 30, 2002, resulting in compensation costs and an increase in additional paid in capital of approximately $87,000 in the second quarter of 2002. The remaining amount is being recognized as compensation expense over the remaining vesting term of the options. The expense relating to these options for the third quarter of 2002 amounted to approximately $57,000.

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

      As consideration for establishing the equity line of credit, the Company granted Cockfield warrants to purchase up to 200,000 shares of its common stock. As consideration for the services rendered by a placement agent in connection with the equity line of credit, the Company granted the placement agent warrants to purchase up to 100,000 shares of its common stock. These warrants, covering 300,000 shares of common stock, are exercisable at any time prior to November 20, 2003 for $3.135 per share and survived the termination of the agreement.

NOTE 10. - SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following for the nine months ended September 30, 2002 and 2001:

                                                                 2002          2001
                                                              ---------      --------
         Common stock, issued for prepaid services
          to be provided in future periods                    $ 750,000      $     --
                                                              =========      ========

         Conversion of long-term obligation and related
          accrued interest and fees to common stock,
          net of capitalized costs written off                $ 725,340      $     --
                                                              =========      ========

         Notes receivable issued in connection with
          the sale of assets                                  $ 180,000      $     --
                                                              =========      ========

         Conversion of long-term obligations -
          stockholders and related accrued interest to
          common stock                                        $ 129,600      $119,131
                                                              =========      ========

         Value of detachable common stock warrants
          issued with long-term obligations                   $ 103,872      $     --
                                                              =========      ========

         Common stock warrants issued as satisfaction
          of accounts payable                                 $  58,826      $     --
                                                              =========      ========

         Satisfaction of obligations to stockholders and
          related accrued interest in lieu of cash
          payments as consideration for stock issued          $      --      $532,340
                                                              =========      ========

         Acquisition of equipment in exchange for
          services rendered                                   $      --      $287,434
                                                              =========      ========

         Acquisition of equipment accounted for as a
         capital lease                                        $      --      $375,000
                                                              =========      ========

NOTE 11. - BUSINESS SEGMENTS

      Historically, the Company's businesses were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2001, the Company approved of a plan to discontinue the operations of the Plastics Group (see Note 4). Currently, the Company's businesses are organized, managed and internally reported as two segments.

      All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

      A summary of selected consolidated information for the Company's industry segments during the periods ended September 30, 2002 and 2001, respectively, is set forth as follows:

                                              Laser            Photonics         Plastics         Unallocated
                                              Group              Group             Group            Corporate      Consolidated
                                              -----              -----             -----            ---------      ------------
Three Months Ended September 30,2002

Sales to unaffiliated customers           $    1,466,765     $   2,282,951     $          --      $          --     $ 3,749,716
                                          ==============     =============     =============      =============     ===========
Operating loss, including corporate
 overhead allocation                      $     (131,139)    $    (132,122)    $          --      $    (186,814)    $  (450,075)
                                          ==============     =============     =============      =============     ===========
Loss from discontinued operations         $           --     $          --     $     (92,211)     $          --     $   (92,211)
                                          ==============     =============     =============      =============     ===========

Three Months Ended September 30, 2001

Sales to unaffiliated customers           $    1,951,064     $     367,440     $          --      $          --     $ 2,318,504
                                          ==============     =============     =============      =============     ===========
Operating loss, including
 corporate overhead allocation            $      (27,832)    $    (122,489)    $          --      $    (361,077)    $  (511,398)
                                          ==============     =============     =============      =============     ===========
Income (loss) from discontinued
 operations, including corporate
 overhead allocation                      $           --     $          --     $    (407,415)     $     226,851     $  (180,564)
                                          ==============     =============     =============      =============     ===========

Nine Months Ended September 30, 2002

Sales to unaffiliated customers           $    4,461,019     $   4,503,520     $          --      $          --     $ 8,964,539
                                          ==============     =============     =============      =============     ===========
Operating loss, including
 corporate overhead allocation            $     (785,053)    $    (127,736)    $          --      $    (671,258)    $(1,584,047)
                                          ==============     =============     =============      =============     ===========
Income (loss) from discontinued
  operations, including corporate
  overhead allocation                     $           --     $          --     $    (340,974)     $      32,896     $  (308,078)
                                          ==============     =============     =============      =============     ===========

Nine Months Ended September 30, 2001

Sales to unaffiliated customers           $    5,811,215     $     595,422     $          --      $          --     $ 6,406,637
                                          ==============     =============     =============      =============     ===========
Operating income (loss), including
 corporate overhead allocation            $      147,175     $    (419,688)    $          --      $    (828,085)    $(1,100,598)
                                          ==============     =============     =============      =============     ===========
Income (loss) from discontinued
 operations, including corporate
 overhead allocation                      $           --     $          --     $  (1,009,347)     $     681,164     $  (328,183)
                                          ==============     =============     =============      =============     ===========

NOTE 12. - SUBSEQUENT EVENTS

Termination of DARPA Contract

      On October 30, 2002, the Company received a Notice of Termination of its DARPA Contract, #MDA972-02-C-0013. The Contract was terminated for the Government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Company's Photonics group. The Company did not anticipate the termination of this contract and management expects that it will have a significant adverse impact on revenues and cash flows beginning in the fourth quarter.

Convertible Notes called by Laurus Master Fund, Ltd.

      Termination of the DARPA contract resulted in an event of default under the Company's financing agreements with Laurus Master Fund, Ltd. Upon occurrence of this event, the $1.0 million two-year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus Master Fund, Ltd. took immediate possession of the funds held by the Photonics Group in restricted bank accounts. Approximately $1.474 million was debited from these accounts and applied in reduction of the outstanding balance. The Company remains liable for a deficiency of approximately $26,000. In the fourth quarter the Company will write off the remaining unamortized capitalized costs associated with obtaining this financing which amounted to $91,245 at September 30, 2002. Additionally, the Company will write-off the unamortized note discount associated with the warrants that were granted in connection with this agreement which amounted to $66,800 at September 30, 2002.

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

Overview

      We have two business segments, our Laser Group and our Photonics Group. Our Laser Group provides comprehensive laser-based materials and processing services (cutting, welding, drilling and assembly) to aerospace, power generation and medical device customers. Our Photonics Group develops and markets our grating coupled surface emitting laser (GCSELTM) diodes for source and pump lasers and semiconductor optical amplifiers. Diode lasers and optical amplifiers are very small semiconductor products used as the laser "light" source in a variety of defense, telecommunications, material processing and medical device applications.

      Our Laser Group, which had been comprised of Laser Fare, Inc. (LF -Smithfield, RI) and Mound Laser & Photonics Center, Inc. (MLPC- Miamisburg,
OH), provides comprehensive laser-based materials processing services and laser-based manufacturing development services to leading manufacturers. In March 2002 we sold MLPC. Our Photonics Group, which includes Infinite Photonics, Inc. (IP - Orlando, FL) and the research and development portion of Advanced Technology Group (ATG), researches, manufactures and markets our laser diodes. The operations of MetaTek, Inc. of Albuquerque, NM and our Narragansett, RI office were merged into Infinite Photonics, Inc in Orlando, FL in April 2002.

      During 2001 and the first quarter of 2002, we also had a Plastics Group, which consisted of two subsidiaries, Express Pattern, Inc. (EP) and Osley & Whitney, Inc. (O&W). Our Plastics Group provided rapid prototyping services and proprietary mold building services. In December 2001, our board of directors determined to dispose of O&W and EP, respectively. Our plan consisted of closing and liquidating O&W and selling the assets of EP. The sale of EP was consummated on March 14, 2002. The O&W equipment was sold in March 2002. The O&W land and building were sold at auction on July 16, 2002 for $650,000. The sale closed on August 8, 2002. This closing completes the liquidation of the O&W assets, resulting in a net obligation to the secured lender, including accrued interest and closing expenses, of approximately $211,000. This amount is evidenced by a new note issued by O&W to the secured lender which has been guaranteed by the Company. The note bears interest at 7.75% per annum, provides for twelve monthly payments of $8,693 including interest, and requires a balloon payment of approximately $145,000 in October 2003.

      For the first nine months of 2002, we have continued to experience operating losses, due primarily to continued weakness in jet engine and turbine parts revenues at our Laser Group and pre-production costs for our Photonics Group. These losses resulted in reductions in cash flow and a negative working capital position. We are currently focused on our two primary lines of business and on raising additional capital from private equity sources, strategic alliances, venture capital and investment banking sources.

      During the quarter ending September 30, 2002 the Company added new management and saw the resignation of the President of its Photonics Group. Additionally, the Company decided not to renew the contract of its Chief Financial Officer, which expired October 1, 2002, and is undertaking a search for a new Chief Financial Officer.

      Our financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States. During 2001 and 2002, there was a number of new accounting standards issued by the Financial Accounting Standards Board, which we have determined, did not have a material effect on our financial statements in 2001 or 2002.

Subsequent Events Affecting Future Results

Termination of DARPA Contract

      On October 30, 2002, we received a Notice of Termination of our DARPA Contract, #MDA972-02-C-0013. The Contract was terminated for the Government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of our Photonics group. We did not anticipate the termination of this contract and expect that it will have a significant adverse impact on revenues and cash flows beginning in the fourth quarter.

Convertible Notes called by Laurus Master Fund, Ltd.

      Termination of the DARPA contract resulted in an event of default per our financing agreement with Laurus Master Fund, Ltd. Upon occurrence of this default, the $1.0 million two-year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus Master Fund, Ltd. took immediate possession of the funds held by the Photonics Group in restricted bank accounts. Approximately $1.474 million was debited from these accounts and applied in reduction of the outstanding balance. We remain liable for the deficiency of approximately $26,000. In the fourth quarter we will write off the remaining unamortized capitalized costs associated with obtaining this financing which amounted to $91,245 at September 30, 2002. Additionally, we will write-off the unamortized note discount associated with the warrants that were granted in connection with this agreement which amounted to $66,800 at September 30, 2002.

Forward-looking strategy

      In light of the October 30, 2002 termination of the DARPA contract and the nearly 100% repayment of the $1.5 million in convertible notes, the Company is exploring various options to leverage its intellectual property position and technical expertise. Simultaneously, we have initiated an aggressive cost cutting effort at our Photonics facility. All personnel not directly involved in Research and Development of our GCSEL(TM) and GCSOA(TM) laser technologies have been terminated. We have maintained administrative personnel to support the settlement process associated with the DARPA contract termination. As part of the settlement process, we fully expect that the costs of these administrative employees and all other allowable costs will be reimbursed by the government.

      Our ability to continue the research, engineering, manufacturing, marketing and commercialization efforts for our Photonics Group will be adversely impacted unless we are able to raise additional funds through public or private financings, including equity financings or other arrangements. We are currently evaluating other options for us to continue our planned operations, including a merger and/or acquisition strategy. We are seeking relationships with potential partners who currently have the capacity to rapidly produce, package and customize our devices for the commercial market. We are also exploring licensing strategies that would enable us to quickly gain traction in existing markets and make inroads into new markets.

      Despite recent events, we remain confident in our Photonics technology. We are committed to providing all available resources to bring this technology to fruition; however we may not be successful in raising additional funds, finding a merger partner or executing a licensing strategy.

Liquidity and capital resources

      We have financed our product development activities and operations through a series of private placements of debt and equity securities. As of September 30, 2002, we had unrestricted cash and cash equivalents of approximately $218,000 available for our working capital needs and planned capital asset expenditures. The increase in cash, cash equivalents and restricted funds from 2001 resulted from the proceeds of a $1.0 million, two-year convertible note which closed on February 5, 2002, and a $500,000 two-year convertible note which closed on June 21, 2002. We have also benefited from prompt collection of governmental accounts receivable by electronic transfer. The proceeds from the first $1.0 million note are held as restricted funds available to fund certain operations and sub-contractor payments under the DARPA contract of our Photonics Group. Restricted funds available at Infinite Photonics as of September 30, 2002 amounted to approximately $1,278,000; however, the repayment of the $1.5 million convertible notes subsequent to the end of the September 30, 2002 quarter fully depleted the balance of funds in restricted accounts. Cash remaining for operations as of November 1, 2002 was approximately $100,000.

      During the quarter ended September 30, 2002, revenues from the Photonics Group exceeded revenues from our Laser Group and represented approximately 61% of total revenue. As a result of the loss of the DARPA contract, we do not expect that trend to continue. We anticipate revenue for the Photonics group to decline significantly in the fourth quarter of 2002 and continue downward in 2003, unless we are successful in either securing another government contract or in our other acquisition or licensing strategies.

      At September 30, 2002 we had a working capital deficit of approximately $2,038,000 ($1,085,000 after eliminating the assets and liabilities of our discontinued operations). During the first nine months of 2002, cash and cash equivalents have increased by $87,374 and restricted funds have increased by $1,217,263. This resulted from the infusion of funds from the convertible notes and prompt electronic payment to the restricted account by DARPA. Accounts Receivable dropped by approximately $123,000 in the first nine months of 2002 as a larger percentage of the Company's revenue was derived from the government contract where, as noted, we have seen a much lower Days Sales Outstanding (DSO) than we have with commercial accounts in our Laser Group. Unless we are able to raise additional funds through public or private financings, or through an acquisition strategy, we will face significant working capital deficits in the fourth quarter of 2002 and into 2003.

      During 2002, we have expended approximately $149,000 and $127,000 on capital acquisitions for our Photonics Group and Laser Group, respectively. Subsequent to September 30, we have suspended all additional capital expenditures for our Photonics Group and we expect only minimal activity within our Laser Group.

Risk of Nasdaq Delisting. Our common stock is currently traded on the Nasdaq SmallCap Market. In order to maintain this listing, we must meet certain requirements relating to our stock price and net tangible assets. As of September 30, 2002 maintenance of $2.0 million in net tangible assets (stockholders' equity, less unamortized goodwill) was required. Effective June 29, 2001, the SEC approved the Nasdaq amendment to change the current net tangible assets standard to an equity standard listing. Companies listed on Nasdaq as of the date of permanent approval of the amendment have until November 1, 2002 to achieve compliance with the new equity requirement of $2.5 million. Based on our equity as of September 30, 2002, the Company would not be in compliance with the new standard. If we fail to meet these requirements, our stock could be delisted. Last year we received a series of letters from Nasdaq addressing our failure to satisfy the minimum net tangible asset continued listing requirements for the SmallCap Market. On March 19, 2002, we received a letter from Nasdaq that we were in compliance with the continued listing requirements. Subsequent to the close of the September 30, 2002 quarter, we received a notice from Nasdaq that our closing bid price for the previous 30 days was below the minimum $1.00 per share necessary for maintaining our Nasdaq SmallCap listing status. The letter, dated November 4, 2002, stated that according to Marketplace Rules, we would be provided with 180 days (or through May 5, 2003) to regain compliance. If, at anytime before May 5, 2003, the bid price our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we would be considered in compliance with the rule. There is no assurance that we will continue to meet the Nasdaq Small Cap listing requirement in future periods.

                              Results of Operations

Laser Group

      Revenues from our Laser Group for the quarter ended September 30, 2002 were $1,466,765 (versus $1,951,064 at September 30, 2001) with an operating loss for the quarter of $131,139 (operating loss of $27,832 at September 30, 2001). The decrease in Laser Group revenues year over year resulted from postponed orders for gas turbine parts used for power generation and reduced or delayed orders for jet engine components. Gross profit margin decreased in the 3rd Quarter of 2002 to approximately 14% from 36% in 2001 due to increased set-up costs with new customers to replace the postponed orders with other customers and from the high fixed costs associated with our underutilized laser workstations. With airline traffic and commercial demand for power generation recovering from the tragedies of September 11, 2001, we expect a higher, but indeterminate, proportion of those orders to return in the fourth quarter of 2002 and 2003. In addition to adding new customers, we continue to work with our existing customer base to move older technologies to laser.

Photonics Group

      Revenues related to the Photonics Group in the quarter ended September 30, 2002 were $2,282,951 (versus revenue of $367,440 at September 30, 2001) with an operating loss of $132,122 (versus an operating loss of $122,489 at September 30, 2001). The increase of $1,915,511 in revenues for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was primarily due to continuing work on a $12.0 million DARPA contract signed on January 23, 2002. Net profits are limited to approximately seven percent for that government research contract. The operating loss was caused in part by expenses associated with ramping up our business operations at the Photonics facility. These expenses are generally not allowed to be charged to the government contract.

      Although we continue to receive inquiries from commercial accounts, DARPA represented substantially all of the revenues of the Photonics Group in the first nine months of 2002. However, as a result of the October 30th termination of the DARPA contract, we expect revenues to decrease significantly for the remainder of 2002.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Consolidated revenues for the three months ended September 30, 2002 were $3,749,716 on cost of sales of $3,241,552, resulting in a gross profit of $508,164 for the quarter. Consolidated revenues for the three months ended September 30, 2001 were $2,318,504 on cost of sales of $1,490,449, resulting in a gross profit of $828,055. The $1,431,212 or 61.7% increase in consolidated revenues for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, was due to significant research and development revenues from the DARPA contract in our Photonics Group. This was offset by a reduction in revenues of $484,299 at the Laser Group due to reduced orders for jet engine and power generation parts. Gross profit dropped by $319,891 (38.6%) as the Company continued to derive more revenue (60.9%) from the Photonics group, which has a much higher cost of sales.

      Research and development expenses were $18,860 for the three months ended September 30, 2002, compared to $220,563 for the three months ended September 30, 2001. In light of the fact that we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects only internal costs associated with new product development efforts. During the quarter ended September 30, 2001, we expended $220,563 in development efforts primarily related to research needed to support our filing of additional patent applications. Our internal research and development efforts are focused on commercial applications for diode lasers that we anticipate will be needed for the next generation of telecommunications devices, and on commercial applications for the materials processing and medical device industries. Subject to customer demand and funding by external capital financing, we anticipate that internal research and development expenses will increase in 2003, for expected GCSELTM product development efforts in our Photonics Group.

      General and administrative expenses were $689,364 for the three months ended September 30, 2002 as compared to $802,801 for the three months ended September 30, 2001. The decrease of approximately $113,440, or 14.1%, was primarily attributed to a significant cost cutting measures initiated by our new management team. Salaries for all corporate management were capped at $60,000 per annum. All non-direct expenses at our facilities were reviewed with many non essential items eliminated. These cost cutting initiatives will continue in earnest for the remainder of 2002. Compensation expense for stock options and investor and public relations costs will increase through the remainder of 2002, as those costs are recognized over the terms of their agreements. The expenses will approximate $57,000 and $94,000, respectively, per quarter.

      Selling expenses were $52,662 for the three months ended September 30, 2002 as compared to $66,748 for the three months ended September 30, 2001, reflecting some minor staff reductions which occurred in the sales function within our Laser Group..

      Depreciation and amortization expense totaled $197,353 for the three months ended September 30, 2002 as compared to $249,341 for the three months ended September 30, 2001. The decrease was primarily due to a number of assets that had been purchased by our Laser Group in 1992 becoming fully depreciated prior to the third quarter of 2002. Interest expense to stockholders was $7,724 for the three months ended September 30, 2002 as compared to $25,041 for the three months ended September 30, 2001. The decrease of $17,317 was due primarily from the satisfaction of various stockholder obligations during 2001 and 2002. Other interest expense was $151,561 for the three months ended September 30, 2002, compared to $14,006, reflecting the additional expense associated with the 15% coupon interest payments on the $1.5 million of convertible notes. As a result of the action by the note holder subsequent to September 30, 2002 requiring the immediate payment of the notes, we would expect interest expense to decrease in the fourth quarter. As noted, however, we are actively seeking additional capital financing with the cost of the financing undetermined at this time.

      The loss from continuing operations was $615,165 for the three months ended September 30, 2002 as compared to a loss of $557,197 for the three months ended September 30, 2001. Additionally, there was a loss of $92,211 from the disposal of discontinued operations related primarily to the sale of the land and building at the O&W subsidiary during the quarter ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Consolidated revenues for the nine months ended September 30, 2002 were $8,964,539 on cost of sales of $7,541,530, resulting in a gross profit of $1,423,009 for the year to date. Consolidated revenues for the nine months ended September 30, 2001 were $6,406,637 on cost of sales of $4,244,810, resulting in a gross profit of $2,161,827. The increase in consolidated revenues of $2,557,902 or 39.9%, and the decrease in consolidated gross profit of $738,818 or 34.2% for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, was due to a significant increase in the revenue associated with the Photonics group. The gross profit achieved on contract research and development revenue from DARPA is restricted by agreement to result in a net fee maximum of

6.7%. This increase in consolidated revenues was offset by a reduction in revenues of $1,350,196 at the Laser Group which also directly impacted the reduction in gross margins.

      Research and development expenses were $105,648 for the nine months ended September 30, 2002, compared to $404,677 for the nine months ended September 30, 2001. Due to the fact that we are in the contract research and development business and mark up our services to reflect an anticipated profit on such services, the majority of our research revenues and related costs are reflected in sales and cost of goods sold, respectively. Research and development reflects only internal costs associated with new product development efforts. During the nine months ended September 30, 2001, we expended significant amounts for efforts primarily related to research needed to support our filing of additional patent applications. Our internal research and development efforts are focused on commercial applications for diode lasers that we anticipate will be needed for the next generation of telecommunications devices, and on commercial applications for the materials processing and medical device industries. Subject to customer demand and funded by external capital financing, we anticipate that internal research and development expenses will increase in 2003, for expected GCSELTM product development efforts in our Photonics Group

      General and administrative expenses were $2,045,462 for the nine months ended September 30, 2002 as compared to $2,015,419 for the nine months ended September 30, 2001. The increase of approximately $30,043, or 1.5% was primarily attributed to a reallocation of human resources from administrative positions to research, engineering and scientific positions related to the growth of the Infinite Photonics subsidiary, offset by approximately $87,000 in additional compensation expense attributable to stock options of a former officer and director of the Company, and amortization of investor and public relations costs. We expect compensation expense from these stock options and investor and public relations costs to increase through the remainder of 2002, as those costs are recognized over the terms of their respective agreements.

      Selling expenses were $201,744 for the nine months ended September 30, 2002 as compared to $238,977 for the nine months ended September 30, 2001, reflecting lower commissions on lower jet engine and turbine parts revenues.

      Depreciation and amortization expense totaled $654,202 for the nine months ended September 30, 2002 as compared to $603,352 for the nine months ended September 30, 2001. The increase was primarily due to depreciation expense for new lasers acquired for medical device production and laser engineered net shaping equipment (LENS) at our Laser Group, and increased depreciation of leasehold improvements and equipment at our Photonics Group. Interest expense to stockholders was $17,317 for the nine months ended September 30, 2002 as compared to $86,027 for the nine months ended September 30, 2001. The decrease of $68,710 was due primarily from the satisfaction of various stockholder obligations during 2001 and 2002. Other interest expense was $309,650 for the nine months ended September 30, 2002, compared to $244,734 for the prior year's period, reflecting the additional expense associated with the 15% coupon interest payments on the $1.5 million of convertible notes. As a result of the action by the note holder subsequent to September 30, 2002 requiring the immediate payment of the notes, we would expect interest expense to decrease in the fourth quarter. As noted, however, we are actively seeking additional capital financing with the cost of the financing undetermined at this time.

      Gain (loss) on sale of assets includes an approximate gain of $137,000 on the sale of assets from our Mound Laser and Photonics subsidiary. This gain has been offset by an impairment loss amounting $45,670 for the nine months ended September 30, 2002 ($0 for the nine months ended September 30, 2001), and resulted from the write-off of intellectual property development that we are no longer actively pursuing based on current quarterly impairment testing of intangible assets under FAS 142. We review our patent development efforts on a quarterly basis and test for possible impairment, based on our assessment of the disallowance of patent applications during the quarter (if any), the likelihood of continued develop of patent claims by our scientists and legal counsel, and competitive technologies. There were no disallowances by the U.S. Patent and Trademark office during the current quarter.

      The loss from continuing operations was $1,841,877 for the nine months ended September 30, 2002 as compared to a loss from continuing operations of $1,435,177 for the nine months ended September 30, 2001. The net loss for the first nine months ended September 30, 2002, was $2,149,955 compared to a net loss of $1,763,360 in the first nine months of 2001, including a $308,078 loss from discontinued operations in 2002, related primarily to the sale of land and building at the O&W subsidiary, offset by gain on the sale of related equipment in the first quarter 2002. Despite aggressive cost cutting efforts, we expect losses to continue until the time that we can commercially market our laser diodes. Our inability to execute an acquisition or licensing strategy or if we are unable to expeditiously raise additional funding will delay profitable operations.

Item 4. Controls and Procedures

      Infinite Group's management, including its Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and acting Chief Financial Officer completed his evaluation.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            99.1  Certification of CEO and acting CFO pursuant to 18 U.S.C.
                  Section 1350

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 14, 2002

                                           INFINITE GROUP, INC.


                                           By: ss/ Clifford G. Brockmyre II
                                               --------------------------------
                                           Clifford G. Brockmyre II, President,
                                           Chief Executive Officer, and
                                           acting Chief Financial Officer

                               INITE GROUP, INC.
                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Clifford G. Brockmyre II, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Infinite Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               ss/ Clifford G. Brockmyre II
                                               -----------------------------
                                                 Clifford G. Brockmyre II
                                           President and Chief Executive Officer

Date: November 14, 2002

      CERTIFICATION

      I, Clifford G. Brockmyre II, certify that:

      7. I have reviewed this quarterly report on Form 10-QSB of Infinite Group, Inc.;

      8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  ss/ Clifford G. BrockmyreII
                                                  ---------------------------
                                                   Clifford G. Brockmyre II
                                                acting Chief Financial Officer

Date: November 14, 2002