Form 10KSB
period 2002-12-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        --------------------------------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from . . . . . to . . . . . .

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    52-1490422
-----------------------------------            --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                                595 Blossom Road
                                    Suite 309
                               Rochester, NY 14610
                -------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (585) 654-5525

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

For the year ended December 31, 2002, the revenues of the registrant were $6,229,910.

As of July 15, 2005, 19,206,965 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of July 15, 2005 (based upon the closing price on the "pink sheets" maintained by the National Quotation Bureau Incorporated of $.16 on July 15, 2005) was approximately $3,073,114.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I
   Item 1.     Business.............................................................................................3
   Item 2.     Properties..........................................................................................25
   Item 3.     Legal Proceedings...................................................................................26
   Item 4.     Submission of Matters to a Vote of Security Holders.................................................27

PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters............................................28
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation............................................................................29
   Item 7.     Financial Statements................................................................................40
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................40
   Item 8A.    Controls And Procedures.............................................................................41

PART III
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...................................................................42
   Item 10.    Executive Compensation..............................................................................44
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................48
   Item 12.    Certain Relationships and Related Transactions......................................................49
   Item 13.    Exhibits............................................................................................51
   Item 14.    Principal Accountant Fees and Services..............................................................53

                      FORWARD LOOKING STATEMENT INFORMATION

Certain   statements   made  in  this   Annual   Report  on  Form   10-KSB   are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

                                ITEM 1: BUSINESS

We are not current in our periodic filings with the Securities and Exchange Commission. Until 2004 we were not able to pay our auditors, Freed Maxick & Battaglia, CPAs, P.C., for fees incurred prior to their work on the 2002 audit. As a result they ceased all work on our behalf.

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2002, we were not able to file our 2002 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004 our Form 10-KSB for the year ended December 31, 2004 and our form 10-Q for the first quarter of 2005 in a timely manner. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C., and they resumed work on our behalf and completed the audits of our financial statements for the years ended December 31, 2002, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Overview

During 2002, we operated two business segments, our Photonics Group until the fourth quarter and our Laser Group for the entire year. We disposed of our Plastics Group in the first quarter of 2002 and shut down our Photonics Group in the fourth quarter of 2002. During 2002, we continued to liquidate the assets of our Osley & Whitney (O&W) subsidiary following the discontinuance of its operation in November 2001. In 2003, we decided to dispose of the net assets of the Laser Fare, Inc. subsidiary (LF) and to restructure our business.

Beginning in 2003 we commenced operations in the field of information technology
(IT) consulting services and biometric technology. We sold a portion of the business of LF (primarily the medical and engraving business) as of December 31, 2003 and the remaining business as of December 31, 2004, although we continued to operate the business during the disposal process.

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. At December 31, 2002, our principal executive offices were located at 2364 Post Road, Warwick, RI. During the first quarter of 2003, we moved our corporate headquarters to 595 Blossom Road, Suite 309, Rochester, NY 14610. As of January 1, 2005, our business is exclusively in the field of IT consulting services and biometric technology. We maintain a website at
www.us-igi.com. The content of our website shall not be deemed part of this report.

The Plastics Group

During the first quarter of 2002, we had a Plastics Group, which consisted of two subsidiaries, O&W and Express Pattern, Inc. (EP). Our Plastics Group provided rapid prototyping services and proprietary mold building services.

During 2001, our board of directors determined to dispose of both O&W and EP. As a result, the operations of O&W were shut down in November 2001 and the assets of EP were disposed of in March 2002.

The loss from discontinued operations of the Plastics Group was $31,310 for 2002 and $1,774,085 for 2001.

Osley & Whitney (O&W)

During the first quarter of 2002, all of the inventory and equipment of O&W were sold at auction, resulting in net proceeds of approximately $416,000 and a gain of approximately $27,000. During the second quarter of 2002, the carrying value of the O&W land and building was reduced by $151,000, based on estimated net proceeds at that time. The land and building were sold at auction during the third quarter for $650,000, resulting in an additional net loss of approximately $70,000. This closing completed the liquidation of the O&W assets, resulting in a net obligation to a secured lender, including accrued interest and closing expenses, of approximately $211,000. This amount was evidenced by a new note issued by O&W to the secured lender which we guaranteed. The note accrued interest at 7.75% per annum, provided for twelve monthly payments of $7,276 plus interest, and required a balloon payment of approximately $145,000 in November 2003. On August 5, 2003, the secured lender sold the note and the rights thereunder to a third party related to the Company. We negotiated a new note with the third party extending its term through January 1, 2007, providing for interest at the rate of 7.75% per annum and providing the noteholder with the right to convert the note, prior to maturity, into shares of our common stock at a conversion price of $0.05 per share at any time after November 30, 2005. As of December 31, 2004 we were obligated to the new noteholder for principal and accrued interest in the aggregate amount of $234,690.

During the fourth quarter of 2002, we sold all of the issued and outstanding stock of O&W to an unrelated third party for nominal consideration. As part of the stock sale agreement, we retained an O&W pension asset and related obligation, which obligation is included in accrued pension obligation and accumulated other comprehensive loss on the consolidated balance sheet at December 31, 2002. As a result of the sale of stock we wrote off the outstanding intercompany receivables due from O&W. The net impact of the sale and asset write off resulted in a gain of approximately $693,000, which offset the loss on disposal of discontinued operations on the accompanying consolidated statement of operations.

At December 31, 2001, the O&W prepaid pension cost was $904,673. At December 31, 2002, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,159,152 and an accumulated other comprehensive loss of $3,098,705 which we recorded as a reduction of stockholders' equity. This change was due to a decline in the market value of plan assets from $5,019,929 at December 31, 2001 to $3,315,256 at December 31, 2002 comprised of payment of benefits of $822,226 and a negative investment return of $882,447. The benefit obligation increased during 2002 by $505,986 to $5,474,408 at December 31, 2002 as a result of an actuarial computation.

We were required to contribute amounts to the O&W retirement plan in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximate $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, we filed a funding waiver application requesting a deferral of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ending December 31, 2004 and unfunded prior year amounts). We are also evaluating strategies to improve the plan's performance.

Sale of Express Pattern (EP) Assets

On March 14, 2002, we sold the net assets of our Express Pattern subsidiary (EP) for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of Express Pattern and Thomas J. Mueller, our then chief operating officer, who was a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his advisors. During 2002, we offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, we wrote off $50,000 of the note, due to concerns about collectibility. The loss resulting from this offset and write off, which amounted to approximately $76,000, is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2002 in the amount of $9,633 has been fully reserved, because we feel collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2002 after the offset and write-off is approximately $74,000.

The Photonics Group

Our Photonics Group ceased operations in 2002. The loss from discontinued operations of the Photonics Group was $856,219 for the year ended December 31, 2002.

In April 2001, we organized Infinite Photonics, Inc. (IPI) to develop and market laser diodes based on our proprietary, patented and patent pending grating coupled surface emitting lasers (GCSEL) diode technology platform developed by our Laser Group's research and development unit.

On January 23, 2002, IPI signed and commenced a $12.0 million research and development contract (contract #MDA972-02-C-0013) with the U.S. Defense Advanced Research Projects Agency (DARPA), which was scheduled to conclude by the end of 2003. The purpose of the contract was to provide DARPA with pump and source laser diodes and grating coupled semiconductor optical amplifiers with powers much higher than the current industry standard of about 0.3 watts (more than one watt with a goal as high as ten watts), high repetition rates (up to 20,000 laser pulses per second), and high beam quality (minimum beam spreading of the laser).

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination process. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property, plant and equipment were impaired, and consequently recorded an impairment loss of approximately $468,000 and $148,000 respectively, which is included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

The Laser Group

In 2003, we decided to dispose of our Laser Group. We sold a portion of the business on December 31, 2003 and the remaining business on December 31, 2004.

Our Laser Group provided comprehensive laser-based materials and processing services (cutting, welding, drilling and assembly) to aerospace, power generation and medical device customers. The majority of the Laser Group's revenues were derived from purchase orders, usually from repeat customers such as General Electric, United Technologies, Barnes Aerospace and Dey Laboratories. Work began when materials arrived from the customer (our inventories were minimal and the customer was responsible for the quality of the materials), and we cut, welded, drilled and assembled the parts according to engineering drawings and specifications provided by the customer or determined by our engineers with customer approval. Upon completion of the parts, they were inspected by quality control personnel, compared to the engineering specifications, packaged and delivered to the customer. The customer was billed for the number of parts delivered.

Our Laser Group used 26 laser workstations to process parts ranging in size from very large (jet engine or gas turbine parts) to very small medical products, such as stents (stents are medical implants used to open veins for better blood flow). Substantially all of our laser workstations employed multi-axis lasers, commonly used for industrial component fabrication.

To meet aerospace customer needs, our Laser Fare subsidiary was certified for overhaul and repair of jet engine and aerospace parts by the Federal Aviation Administration (FAA). We maintained an overhaul and repair license in order to perform laser material processing services on jet engine parts (cutting, welding, and drilling). To become FAA certified for overhaul and repair of jet engine and aerospace parts, Laser Fare contacted the FAA and submitted a quality manual and the required procedures for the parts involved. After the FAA staff reviewed the documentation, FAA inspectors visited the facility and performed an inspection. Thereafter, they required an inspection if procedures were changed. Our last change was in 2000, for which we passed inspection.

Our Laser Group also provided laser-related contract research and development. We were both a prime contractor and subcontractor on several projects sponsored by DARPA.

During 2002, the Laser Group employed approximately 68 full-time technical and engineering personnel in our Smithfield, R.I. facilities.

Other Developments During 2002

Termination of Equity Line of Credit

On July 23, 2002 we terminated the equity line of credit agreement which we entered into with Cockfield Holdings Limited (Cockfield) on November 30, 2000. As a result, we were released, and we released Cockfield, from any further obligation thereunder.

As consideration for establishing the equity line of credit, we granted Cockfield warrants to purchase up to 200,000 shares of our common stock. As consideration for the services rendered by Jesup & Lamont as placement agent in connection with the equity line of credit, we granted Jesup & Lamont warrants to purchase up to 100,000 shares of our common stock. These warrants, covering 300,000 shares of our common stock, expired unexercised on November 20, 2003.

Settlement with Estate of Former O&W Stockholder

On January 4, 2002, we entered into a securities purchase agreement with the estate of a former stockholder of O&W, which was amended and restated during the quarter ended June 30, 2002. In accordance with the agreement, as revised, the estate purchased 379,253 shares of our common stock, which were paid for by the cancellation of certain indebtedness we had to the estate amounting to $758,507. The indebtedness related to past due consulting fees, outstanding debt and related accrued interest owed to the estate at December 31, 2001, and fees incurred by the estate relating to the agreement. The original provisions of the agreement, which provided us with an option to repurchase certain of the shares and the estate with the option to sell certain of the shares back to us, was eliminated in the amended and restated agreement. As a result, we are no longer obligated for the indebtedness and we have recorded the purchase of the securities as an increase in equity in the accompanying consolidated balance sheet.

Laurus Master Fund Ltd. Financing

On February 5, 2002, we completed a $1 million debt financing with Laurus Master Fund, Ltd. (Laurus). We received $1 million in cash, less fees amounting to $89,000, in exchange for our issuance of a $1 million two-year convertible note bearing interest and fees at the annual rate of 15%, originally payable monthly. The annual fees were subject to reduction by 1% for every $100,000 in note principal amount converted, up to an aggregate 10%. The outstanding principal and interest was due in full on February 5, 2004. The note was originally convertible, at the option of the holder, into shares of our common stock at a price of $2.00 per share. In the event of a default, the conversion price was subject to downward adjustment.

On June 21, 2002, we completed an additional $500,000 debt financing with Laurus. We received $500,000 in cash, less fees amounting to $37,000, in exchange for the issuance of a $500,000 two-year convertible note bearing interest and fees at the annual rate of 15%, payable monthly. The proceeds from this note were unrestricted and were secured by substantially all of our assets and IPI's assets. The annual fees were subject to reduction by 1% for every $50,000 in note principal amount converted, up to an aggregate 10%. This note was convertible into shares of our common stock at the option of the holder at a price of $2.00 per share. In the event of a default, the conversion price was subject to downward adjustment. In connection with this transaction, detachable warrants to purchase 25,000 shares of our common stock at $2.40 per share were issued to Laurus. The warrants were immediately exercisable and were to expire five years from the date of grant.

Termination of the DARPA contract in October 2002 constituted an event of default under our financing agreements with Laurus. Upon occurrence of this event, both notes became immediately due and payable. As a result, Laurus took immediate possession of the funds held in IPI's restricted bank accounts. Approximately $1.474 million was withdrawn from these accounts and applied in reduction of the outstanding note balance. We satisfied the remaining deficiency in July 2004 by a cash payment to Laurus of $34,000 and the conversion of the remaining balance including accrued interest into 50,000 unregistered shares of our common stock.

Investor Relations Agreement

On June 18, 2002, we entered into an agreement with Investor Relations Services, Inc. (IRSI) to provide us with investor and public relations services over a two-year period. Under the agreement, IRSI was required to, among other things, expend up to $500,000 of their own funds in furtherance of our investor and public relations programs. In exchange for these services, we issued IRSI 500,000 unregistered shares of our common stock in a private placement transaction. These shares were valued at $750,000 ($1.50 per share). In 2002, IRSI ceased performing services for us and consequently this prepaid expense was written off.

Board of Director Resignation; Consulting Arrangement

J. Terence Feeley resigned as a director and officer in June, 2002. Pursuant to a consulting agreement we entered into with him, Mr. Feeley was obligated to provided consulting services for us, similar to the services he provided during his employment, for a term expiring January 30, 2005, in consideration for payments aggregating $148,220 over the term, substantially all of which were payable during the first twelve month period. In addition, the agreement provided that 591,619 stock options previously granted to Mr. Feeley would remain exercisable through the term of the consulting agreement; provided, however, that we had the right to terminate the extension of the exercise period of the stock option, in the event that we failed to receive by December 1, 2002 documentation from the University of Rhode Island (URI) confirming that there was no contract between URI and Infinite. As a result of the change in employment status and the modification to the original option terms, the options were considered modified and were required to be accounted for as new options issued to a consultant. The options were valued at approximately $504,000 utilizing the Black-Scholes option pricing method. Certain options were fully vested as of June 30, 2002, resulting in compensation costs and an increase in additional paid in capital of approximately $87,000 in the second quarter of 2002. The remaining amount was to be recognized as compensation expense over the remaining vesting term of the options. We recognized compensation expense of approximately $57,000 in the third quarter of 2002. However, during the fourth quarter of 2002 we notified Mr. Feeley that we were terminating the exercise period of his stock options due to our failure to receive documentation from URI that there was no contract between URI and Infinite. In addition, Mr. Feeley discontinued providing services to us. As a result, we will no longer recognize compensation costs, because Mr. Feeley forfeited all non-vested options and the extension of the exercise period was terminated pursuant to the consulting agreement.

In December, 2002, Mr. Feeley commenced an arbitration proceeding against us alleging that we failed to make the payments called for in his consulting agreement, and he seeks to recover approximately $130,000 that he alleges is owed to him. We answered that claim by admitting that a consulting agreement was entered into but denied all of the remaining allegations. We also filed a counterclaim in the arbitration proceeding. In addition, in September 2003, we commenced an action against Mr. Feeley in the Superior Court of the State of Rhode Island alleging that Mr. Feeley breached certain provisions of his employment agreement, breached fiduciary duties he owed to us and that he violated certain provisions of the consulting agreement. We asked for judgment against Mr. Feeley for compensatory damages in amounts to be shown at trial, for preliminary and permanent injunctive relief and other relief as may be appropriate.

Mr. Feeley's arbitration claims are pending in a proceeding under the jurisdiction of the American Arbitration Association. Our claims against Mr. Feeley are pending in the Rhode Island Superior Court. In January 2004, the parties agreed to stay the arbitration proceedings and to mediate all the disputes under procedures available through the Superior Court. To date, neither party has initiated mediation proceedings.

Developments Since 2002

On January 3, 2003, our former president and chief executive  officer,  Clifford
G. Brockmyre II, resigned and was replaced by Michael S. Smith, one of our board members. At the same time, we moved our corporate headquarters from Rhode Island to Rochester, New York. On April 30, 2003, Dr. Allan Robbins and Paul Delmore were appointed to fill two existing vacancies on our board. Mr. Brockmyre remained on our board until October 30, 2003 at which time he resigned. On March 15, 2004, Brian Corridan resigned from our board.

As a result of the Government's termination of the DARPA contract in October 2002, we decided to shut down our Photonics Group. Without the government funding provided by the DARPA contract, we decided that we could not raise the funds necessary to successfully commercialize our laser diode technology in the foreseeable future. Consequently, we decided to restructure our business along different lines.

During the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group. Our IT services include strategic staffing, program management, project management, technical engineering, software development and enterprise resource planning. We have entered into several subcontract agreements with a number of prime contractors to several U.S. government agencies.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. government as well as other national and international organizations. To date, we have not derived any revenue under the GSA Contract, and there is no assurance that we will derive revenue under the GSA Contract in future periods.

In June, 2003, we entered into a License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York. The
License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called TouchThru(TM) incorporating that technology. We have established a Biometrics Group and intend to be in a position to market and sell that product beginning in 2006 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

As part of our restructured business plan, we decided in 2003 to eliminate certain non-core businesses. As a result, as of December 31, 2003, we sold certain assets and liabilities of our Laser Group to LFI, Inc. (LFI). These assets related to the laser engraving and medical products manufacturing and assembly businesses of the Laser Group. The principals of LFI are former employees of our Laser Group, including Mr. Brockmyre, our former chairman and chief executive officer. This transaction resulted in a loss on disposition of approximately $99,000 during the year ended December 31, 2003. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000 at December 31, 2003. We sold the remaining assets of our Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, as of December 31, 2004 and recognized a loss on disposition of approximately $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of Laser Fare, Inc. and the delivery of promissory notes in the aggregate amount of approximately $2.1 million. Because certain required consents were not yet obtained, we remain obligated under several notes to UPS Capital Business Credit ("UPS") and the Rhode Island Industrial Facilities Corporation ("RIIFC") in the same amounts as the notes from Rolben. Upon the delivery of the consents and the full assumption of the RIIFC and UPS obligations by Rolben, and our release from those obligations, the notes from Rolben to us will terminate.

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

                                                        Shares                             Average Price
                                                        Issued           Consideration       Per Share
                                                        ------           -------------       ---------
Shares issued in financing transactions                9,620,388             $ 486,000        $ 0.05
Shares issued for debt conversions                     1,747,500                87,375        $ 0.05
Shares issued as employee compensation                 1,500,000                75,000        $ 0.05
Stock issued upon exercise of options                     25,000                 2,500        $ 0.10
                                                 -------------------------------------------------------
                                                      12,892,888             $ 650,875        $ 0.05
                                                 =======================================================

At various times subsequent to December 31, 2002, two related parties loaned us a total of $675,800. These loans are evidenced by unsecured promissory notes bearing interest at 6% per annum. The principal and accrued interest on these notes are due and payable between January 1, 2006 and January 1, 2007 and are convertible at the option of the holder at any time after November 30, 2005 into common stock at a price of $.05 per share. (One note in the principal amount of $44,000 is due on January 1, 2006 and is not convertible.) If the principal amounts of all of the convertible notes were converted, we would issue a total of 12,636,000 shares to these two noteholders. In addition, we issued several short-term promissory notes to another individual in the aggregate amount of $265,000 bearing interest at 12% per annum. These promissory notes, which are not convertible, are due in January 2006 and require monthly payments of interest only.

On August 5, 2003, the Bank of Western Massachusetts (BWM) sold a note issued by us in the principal amount of approximately $203,000 and the rights thereunder to a third party. The sale of the note is evidenced by a non-recourse assignment agreement between BWM and the third party. On December 31, 2003, the new noteholder agreed to extend the term of the new note to January 1, 2007 in exchange for the right to convert the principal amount of the note and all accrued interest into shares of our common stock at any time after November 30, 2005 at a price of $.05 per share. As of December 31, 2004, we were obligated to the new noteholder for principal and accrued interest in the aggregate amount of $234,690. If the principal amount and accrued interest as of December 31, 2004 were converted, we would issue a total of 4,693,800 shares to the new noteholder.

The new business strategy described above, as well as the various capital raising activities we engaged in subsequent to December 31, 2002 have allowed us to continue operations during that period. We believe, but can offer no assurances, that our current operations, as restructured, coupled with our demonstrated ability to raise capital, will provide sufficient working capital to fund our operations through 2005.

Competition

Our Laser Group's materials processing business competed with laser and traditional job shops. We principally competed with universities and large corporations for some of our laser research services. Our proprietary technology allowed us to compete in these markets.

We competed with different manufacturers, depending on the type of service or product we provided and the geographic locale of our different operations. Most of our competitors had greater manufacturing, financial, research and development and/or marketing resources than we had. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have had lower cost structures as a result of their geographic location, economies of scale, or the services they provided. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could have caused our net sales to decline.

Our IT Services Group competes mainly with other IT professional services firms operating in the federal, state and local government marketplace. We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. government, we anticipate that our competition will range from small business set aside contracts to full and open competition with large firms.

Our Biometrics Group competes with a significant number of established and startup companies that have developed or are developing and marketing software and hardware for fingerprint biometric access control and security applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. Our fingerprint scanning product, TouchThru(TM), faces intense competition from a number of competitors who are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak
International, Inc., (a company owned by Motorola, Inc.), Cogent, Inc. and CrossMatch Technologies, Inc. In addition, we will face competition from non-biometric technologies such as certificate authorities, and traditional key card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors. At June 30, 2005, our primary biometric product, TouchThru(TM), was in the development stage and we have not derived any revenues from the sale of that product nor do we have a backlog of orders.

Our competitors in general have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities and experience than we do.

Patents and Intellectual Property

Our patents and patent applications relate to diode grating structure, design and processes to produce the diode; thermal management devices to control the heat of the diode and other manufacturing processes; titanium processes for the LENS application, and other manufacturable product discovered or acquired in the course of our research. All of our patents and patent applications relating to our Laser Group and our Photonics Group were determined to be impaired in 2002 and were consequently written off.

In 2003 we acquired certain non-exclusive rights to use intellectual property owned by Ultra-Scan Corporation under a license agreement with a term of three-years. Ultra-Scan's intellectual property covers ultrasonic (acoustic imaging) biometric identification systems and fingerprint matching algorithms and related software.

In 2004, we acquired trademarks for TouchThru(TM), True Identity Access(TM) and True Identity Access Control(TM).

Employees

As of June 30, 2005, we had a total of 68 full-time employees, including 58 in information technology services, two in executive management, two in engineering and product development, four in finance and administration and two in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

Our ability to develop, manufacture and market our products and services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

Risk Factors

In addition to the other information provided in our reports, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

               Risks Related to Information Technology Consulting

We depend on subcontracts with the U.S. government for most of our revenue, and our business would be seriously harmed if the government ceased doing business with us or significantly decreased the amount of business it does with us.

We derived 100% of our total revenue from continuing operations in 2003 and 2004 from U.S. government contracts as a subcontractor. We expect that we will continue to derive most of our revenue for the foreseeable future from work performed under U.S. government contracts. If we were suspended or prohibited from contracting with the U.S. government, or if our reputation or relationship with the U.S. government were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the U.S. government.

Because we derive a significant portion of our revenue from subcontracts with the U.S. government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. government contract programs. Changes in U.S. government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in U.S. government contracting policies, could cause U.S. governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our U.S. government contracting business include:

      o     changes in U.S. government programs or requirements;

      o budgetary priorities limiting or delaying U.S. government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

      o reduction in the U.S. government's use of technology solutions firms; and

      o     an  increase  in  the  number  of   contracts   reserved  for  small
            businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our profit margin, and therefore our profitability, is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our profit margin and our profitability will suffer. The rates we charge for our IT Services are affected by a number of factors, including:

      o our clients' perception of our ability to add value through our services;

      o     competition;

      o     introduction of new services or products by us or our competitors;

      o     pricing policies of our competitors; and

      o     general economic conditions.

Our utilization rates are also affected by a number of factors, including:

      o seasonal trends, primarily as a result of holidays, vacations, and slow downs by our clients, which may have a more significant effect in the fourth quarter;

      o our ability to transition employees from completed engagements to new engagements;

      o our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

      o     our ability to manage employee turnover.

We have implemented cost-management programs to manage our costs, including personnel costs, support and other overhead costs. Some of our costs, like office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenues. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of revenue varies.

If our clients are not satisfied with our services, our ability to compete for future work and our financial condition may be adversely affected.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we may be exposed to legal claims in the future. Currently we do not maintain professional liability insurance. In the event we secure such coverage, the policy limits may not be adequate to provide protection against all potential liabilities. As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against our work may damage our reputation, which in turn, could impact our ability to compete for new business.

Our contracts can be terminated by our clients with short notice.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. In addition, clients typically may reduce their use of our services under such contract without penalty. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. When contracts are terminated, we lose the associated revenue and we may not be able to eliminate associated costs in a timely manner. In addition, contracts with the U.S. government contain provisions and are subject to laws and regulations that provide the U.S. government with rights and remedies not typically found in commercial contracts. Among other things, the U.S. government may terminate contracts, with short notice, for convenience and may cancel multi-year contracts if funds become unavailable.

Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue and could subject us to penalties and sanctions.

The government agencies we work for generally have the authority to audit and review our contracts with them and/or subcontracts with prime contractors. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work.

The IT services industry is highly competitive, and we may not be able to compete effectively.

We operate in a highly competitive industry that includes a large number of participants. We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. As a result, we may be unable to continue to compete successfully with our existing or any new future competitors.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. Employee turnover is generally high in IT services industry. If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and or our customer service may degrade. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

Our contracts with the U.S. government may be terminated or adversely modified prior to completion, which could adversely affect our business.

U.S. government contracts generally contain provisions, and are subject to laws and regulations, that give the U.S. government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. government to:

      o     terminate our existing contracts;

      o     reduce potential future income from our existing contracts;

      o     modify some of the terms and conditions in our existing contracts;

      o suspend or permanently prohibit us from doing business with the U.S. government or with any specific government agency;

      o     impose fines and penalties;

      o     subject us to criminal prosecution;

      o subject the award of some contracts to protest or challenge by competitors, which may require the contracting U.S. agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

      o suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

      o decline to exercise an option to extend an existing multiple year contract; and

      o claim rights in technologies and systems invented, developed or produced by us.

The U.S. government may terminate a contract with us either "for convenience" (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the U.S. government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the U.S. government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the U.S. government in procuring undelivered items from an alternative source. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the U.S. government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

Our U.S. government contracts typically have terms of one or more base years and one or more option years. Many of the option periods cover more than half of the contract's potential term. U.S. governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

Certain of our U.S. government contracts also contain "organizational conflict of interest" clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

In addition, U.S. government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may delay a successful bidder's contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests.

The competitive bidding process presents a number of risks, including the following:

      o we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

      o we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

      o we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

Many of our U.S. government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Some of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them, and in each instance our operating results could be materially adversely affected.

We must comply with a variety of laws, regulations and procedures and our failure to comply could harm our operating results.

We must observe laws and regulations relating to the formation, administration and performance of U.S. government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

      o allow our U.S. government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

      o require us to disclose and certify cost and pricing data in connection with contract negotiations;

      o     require us to prevent unauthorized access to classified information;
            and

      o require us to comply with laws and regulations intended to promote various social or economic goals.

We are subject to industrial security regulations of the Department of Homeland Security and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our U.S. government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

In addition, our employees often must comply with procedures required by the specific agency for which work is being performed, such as time recordation or prohibition on removal of materials from a location.

Our failure to comply with applicable laws, regulations or procedures, including federal procurement regulations and regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the U.S. government, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business.

The U.S. government may revise its procurement or other practices in a manner adverse to us.

The U.S. government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the U.S. government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the U.S. government's use of private contractors to provide federal information technology services could materially adversely impact our business.

Failure to maintain strong relationships with other government contractors could result in a decline in our revenue.

We derived 100% of our total revenue in 2003 and 2004 from contracts under which we acted as a subcontractor. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

                           Risks Related to Biometrics

Our biometrics business will not grow unless the market for biometric solutions expands both domestically and internationally.

Our product revenues and a portion of our service revenues will be derived from the sale of biometric products and services. Biometric solutions have not yet gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

      o the cost, performance and reliability of our products and services and the products and services of competitors;

      o     customers'   perception  of  the  perceived   benefit  of  biometric
            solutions;

      o public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

      o     public   perceptions   regarding  the   confidentiality  of  private
            information;

      o     proposed or enacted legislation related to privacy of information;

      o     customers' satisfaction with our products and services; and

      o     marketing  efforts  and  publicity   regarding  these  products  and
            services.

Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain market acceptance.

The  terrorist   attacks  of  September  11,  2001  have   increased   financial
expectations that may not materialize.

The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism or the war with Iraq may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render existing products obsolete.

Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

Continued participation by us in the market for fingerprint identification systems that are linked to forensic quality databases under the jurisdiction of governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

Our lengthy and variable sales cycle will make it difficult to predict operating results.

Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result.

It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship and or install one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

The substantial lead-time required for ordering parts and materials may lead to excess or insufficient inventory.

The lead-time for ordering parts and materials and building our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

Loss of sole or limited source suppliers may result in delays or additional expenses.

We obtain certain components and complete products from a single source or a limited group of suppliers. With the exception of Ultra-Scan Corporation, from whom we obtain the ultra-sound based fingerprint scanner, we do not have long-term agreements with any of our suppliers. We will experience significant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.

Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products or services that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

If a product or service launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product or service successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

We may be subject to repair, replacement, reimbursement and liability claims as a result of products that fail to work or to meet applicable performance criteria.

There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. We will maintain warranty reserves as deemed adequate by management.

Our TouchThru(TM) access control device is at an early stage of development and may not achieve market acceptance.

One of our primary focuses is the development of our TouchThru(TM) biometric access control device. Many of the benefits of automated finger-print readers in general, and ultra-sound based systems in particular, are not widely known. Therefore, we anticipate that we will need to educate our target markets to generate demand for our products and services and, as a result of market feedback; we may be required to further refine these services. In order to persuade potential customers to purchase our product and services, we will need to overcome industry resistance to, and suspicion of new technologies. We cannot assure you that our TouchThru(TM) access control system will be successfully developed, marketed or produced.

We face intense competition from other biometric solution providers as well as identification and security systems providers.

A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with our current fingerprint security and identity related line of products and applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. If one or more of these technologies or approaches were widely adopted, it could significantly reduce the potential market for our products. Our security and identity related products and applications also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our security and identity related line of products and applications have significantly more financial and other resources than we have. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors.

Our fingerprint scanning product, TouchThru(TM), faces intense competition from a number of competitors who are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola, Inc.), and CrossMatch Technologies, Inc.

We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

Failure to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results, financial condition and stock price and on our ability to compete effectively.

Ultra-Scan Corporation, our licensor of the fingerprint scanning technology principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. There is a risk that claims allowed on any patents or trademarks it holds may not be broad enough to protect its technology. In addition, Ultra-Scan's patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of Ultra-Scan's already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

Ultra-Scan may have to litigate to enforce its patents or trademarks or to determine the scope and validity of other parties' proprietary rights. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price.

                          Risks Related to our Business

We experienced losses in 2002 and 2003.

Our historical operations have not been profitable until 2004. As of December 31, 2002, 2003 and 2004, respectively, we had an accumulated deficit of approximately $28.1 million, $29.3 million and $28.8 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, and our IT business was profitable for the year, we cannot assure you that our profitability will continue.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2004, we had current liabilities, including trade payables, of $3.8 million and long-term liabilities of $3.3 million and a working capital deficit of approximately $2.1 million. We continue to experience working capital shortages that impair our business operations and growth strategy. If we incur operating losses and experience working capital limitations, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December 31, 2001 the O&W prepaid pension cost was $904,673. At December 31, 2002, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,159,152 and an accumulated other comprehensive loss of $3,098,705 which we recorded as a reduction of stockholders' equity. This change was due to a decline in the market value of plan assets from $5,019,929 at December 31, 2001 to $3,315,256 at December 31, 2002 comprised of payment of benefits of $822,226 and a negative investment return of $882,447. The benefit obligation increased during 2002 by $505,986 to $5,474,408 at December 31, 2002.

We were required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximately $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

During 2003, 2004 and through June 30, 2005, we raised approximately $1.7 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

We will require additional financing in the future, which may not be available on acceptable terms.

We will require additional funds to continue our development of TouchThru(TM) and for working capital and general corporate purposes. We cannot provide assurance that adequate additional financing will be available or, if available, will be offered on acceptable terms. Moreover, our IT Services billings generate accounts receivable that are generally paid within 30 to 60 days from the invoice date. The cost of those sales generally consists of employee salaries and benefits that we must pay prior to our receipt of the accounts receivable to which these costs relate. We therefore need sufficient cash resources to cover such employee-related costs which, in many cases, require us to borrow funds on disadvantageous terms. We have secured an accounts receivable financing line of credit in the amount of $800,000 from an independent finance organization that provides us with the cash needed to cover such employee-related costs. As we grow, additional working capital will be required to support this difference in the timing of cash receipts versus payroll disbursements. Finally, any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected and we may have to cease or substantially reduce operations.

If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

We may grow our business by acquiring companies and businesses that we feel have synergy and will complement our business plan. We regularly evaluate potential business combinations and aggressively pursue attractive transactions. We may be unable to profitably manage businesses that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

Acquisitions involve additional risks, including:

      o     diversion of management's attention;

      o     difficulty in integration of the acquired business;

      o     loss of significant clients acquired;

      o     loss of key management and technical personnel acquired;

      o     assumption of unanticipated legal or other financial liabilities;

      o becoming significantly leveraged as a result of debt incurred to finance acquisitions;

      o unanticipated operating, accounting or management difficulties in connection with the acquired entities;

      o costs of our personnel's time, travel, legal services and accounting services in connection with a proposed acquisition; that may not be recovered;

      o     impairment  charges  for  acquired   intangible  assets,   including
            goodwill that decline in value; and

      o dilution to our earnings per share as a result of issuing shares of our stock to finance acquisitions.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenue and earnings we anticipated. We will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us. In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable. We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions. Future issuances of our common stock in connection with acquisitions also may dilute our earnings per share.

If we fail to adequately manage the size of our business, it could have a severe negative impact on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

We may have difficulties in managing our growth.

Our future growth depends, in part, on our ability to implement and expand our financial control systems and to expand, train and manage our employee base and provide support to an expanded customer base. If we cannot manage growth effectively, it could have material adverse effect on our results of operations, business and financial condition. In addition, acquisitions and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that we will continue to expand or that any expansion will enhance our profitability. If we do not achieve sufficient revenue growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith and James M. Frost. The loss of any of these key employees may adversely affect our business. At this time we do not have any term "key man" insurance on any of these executives. If we lose the services of any of these senior executives, our business, operations and financial condition could be materially adversely affected.

                        Risks Related to our Common Stock

Five stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of June 30, 2005, five individuals owned approximately 22.3%, 9.2%, 6.9%, 5.7% and 5.5% respectively of our outstanding common stock. In addition, two different individuals have the right to convert debt into shares of common stock at $.05 per share. If each party converted all of the debt into common stock, these two individuals would own approximately 30.5% and 18.4%, respectively, of our outstanding common stock. The debt is not convertible prior to November 30, 2005. The concentration of large percentages of ownership in any single stockholder may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies. Finally, the market on which our stock trades may have a significant impact on the price and liquidity or our shares.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter and other factors that may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The changes in the market price of our common stock may also be for reasons unrelated to our operating performance. Some other factors that may cause the market price of our common stock to fluctuate substantially include:

      o the failure to be awarded a significant contract on which we have bid;

      o     the termination by a client of a material contract;

      o     announcement of new services by us or our competitors;

      o announcement of acquisitions or other significant transactions by us or our competitors;

      o changes in or failure to meet earnings estimates by securities analysts;

      o sales of common stock by IGI or existing stockholders, or the perception that such sales may occur;

      o     adverse judgments or settlements obligating us to pay liabilities;

      o     unforeseen legal expenses, including litigation costs;

      o changes in the value of the defined pension plan assets, required cash contributions and related pension expense as well as the impact of regulatory oversight of pension plans in general;

      o     changes in management;

      o     general economic conditions and overall stock market volatility;

      o changes in or the application of accounting principles generally accepted in the United States;

      o reduced demand for products and services caused, for example, by competitors;

      o the lack of availability or increase in cost of key components and subassemblies;

      o the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products;

      o changes in the mix of products and services we or our distributors sell;

      o cancellations, delays or contract amendments by government agency customers;

      o     expenses related to acquisitions or mergers; and

      o impairment charges arising out of our assessments of goodwill and intangibles.

The price of our common stock may be adversely affected by the possible issuance of shares as a result of the exercise of outstanding warrants and options.

As of June 30, 2005 we have granted options to employees and directors covering 3,798,500 shares of our common stock under our stock option plans, including 2,528,000 options which are subject to stockholder ratification. In addition, we have issued warrants to purchase 140,000 shares of our common stock at June 30, 2005. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

We have been delisted from the NASDAQ market.

Prior to March 2003, our common stock was traded on the NASDAQ SmallCap Market. As a result of our failure to maintain certain listing requirements, our stock was delisted and now trades on the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, investors will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, we believe that delisting from NASDAQ in fact caused a decline in our stock price, and could increase the difficulty of obtaining future financing.

The liquidity of our stock is severely reduced as a result of its classification as "penny stock".

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Because our securities are subject to the existing rules on penny stocks, the market liquidity for our securities is severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules restrict the ability of broker-dealers to sell the common stock and accordingly the market for our common stock.

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

Absence of dividends to stockholders.

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

                               ITEM 2: PROPERTIES

The table below lists our manufacturing and administrative office locations and square feet owned or leased. The Rochester, NY and Arlington, VA rent includes utilities. The properties of Laser Fare were sold on December 31, 2004.

                                   Owned          Leased       Annual Rent   Termination Date
                                   -----          ------       -----------   ----------------
At December 31, 2004:
Arlington, VA                                      1,658       $ 48,082           2007
Rochester, NY                                      1,348       $ 16,176           2005

At December 31, 2003:
Rochester, NY                                      1,348       $ 16,176           2005
Smithfield, RI                     16,800          8,000       $ 43,200      Month to month

At December 31, 2002:
Smithfield, RI                     16,800          8,000       $ 31,429      Month to month

We believe all properties are in good operating condition.

                            ITEM 3: LEGAL PROCEEDINGS

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On June 1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000 representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment in the matter becomes a final, non-appealable decision, or earlier upon the written agreement of all parties.

We are the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. Claimant, a former employee and former member of our board of directors, alleges that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleges that we have failed or refused to make such cash payments and have breached the agreement and seeks all monies owed to him, said amount alleged to be approximately $130,000. We answered the claim by admitting that a letter agreement was entered into but denied all of the remaining allegations. We also filed a counterclaim in the arbitration proceeding. We filed a related claim against Mr. Feeley in the Superior Court, State of Rhode Island on September 5, 2003. We claim that he breached certain provisions of his employment agreement, breached fiduciary duties he owed to us and violated several provisions of the June 27, 2002 letter agreement. We seek compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate.

Mr. Feeley's arbitration claims are pending before the American Arbitration Association and an arbitrator selected by the parties. Our claims against Mr. Feeley are pending in the Rhode Island Superior Court. In January of 2004, the parties agreed to stay arbitration proceedings and to mediate all the disputes under procedures available through the Superior Court. To date, neither party has initiated mediation proceedings.

We are the plaintiff in a lawsuit filed on April 22, 2005 in the Supreme Court, State of New York, captioned Infinite Group, Inc. v. Mark Ackley and Ackco, Inc. In this action, we allege that Mr. Ackley, our former chief operations officer and director of business development, breached his contractual and fiduciary obligations to us by causing a company he controls to enter into a consulting arrangement with and perform services for another firm while employed by us. We terminated Mr. Ackley's employment for cause on March 11, 2005. We also allege that Mr. Ackley is in violation of his non-compete obligations contained in his employment agreement. We seek monetary damages in amounts to be proved at trial as well as preliminary and permanent injunctive relief as may be appropriate.

Other than the foregoing proceeding, we are not a party to any material legal proceeding.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

      ITEM 5: MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to March 2003, our common stock was traded on the NASDAQ SmallCap Market. As a result of our failure to maintain certain listing requirements, our stock was delisted and now trades on the "pink sheets" maintained by the National Quotation Bureau Incorporated under the symbol IMCI.PK. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 2005                            High                      Low
------------------------------------------         ---------------         ------------------
First Quarter                                       $    0.20               $    0.07
Second Quarter                                      $    0.34               $    0.10

Year Ended December 31, 2004                            High                      Low
------------------------------------------         ---------------         ------------------

First Quarter                                       $    0.08               $    0.01
Second Quarter                                      $    0.25               $    0.05
Third Quarter                                       $    0.50               $    0.09
Fourth Quarter                                      $    0.20               $    0.04

Year Ended December 31, 2003                            High                      Low
------------------------------------------         ---------------         ------------------

First Quarter                                       $    0.21               $    0.10
Second Quarter                                      $    0.15               $    0.01
Third Quarter                                       $    0.13               $    0.01
Fourth Quarter                                      $    0.07               $    0.01

Year Ended December 31, 2002                            High                      Low
------------------------------------------         ---------------         ------------------

First Quarter                                       $    2.94               $    2.01
Second Quarter                                      $    2.22               $    1.45
Third Quarter                                       $    1.89               $    0.68
Fourth Quarter                                      $    1.25               $    0.13

Year Ended December 31, 2001                            High                      Low
------------------------------------------         ---------------         ------------------

First Quarter                                       $    4.23               $    1.50
Second Quarter                                      $    3.99               $    1.69
Third Quarter                                       $    3.32               $    1.60
Fourth Quarter                                      $    4.17               $    1.50

As of June 30, 2005 we had approximately 1,300 beneficial stockholders.

Recent Sales of Unregistered Securities.

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

--------------------------------------------------------------------------------------------------------
                                                        Shares                             Average Price
                                                        Issued             Consideration     Per Share
                                                        ------             -------------     ---------
Shares issued in financing transactions                9,620,388              $ 486,000       $ 0.05
Shares issued for debt conversions                     1,747,500                 87,375       $ 0.05
Shares issued as employee compensation                 1,500,000                 75,000       $ 0.05
Shares issued upon exercise of options                    25,000                  2,500       $ 0.10
                                                 =======================================================
                                                      12,892,888              $ 650,875       $ 0.05
--------------------------------------------------------------------------------------------------------

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

    ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 11 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

We are not current in our periodic filings with the Securities and Exchange Commission. Until 2004 we were not able to pay our auditors, Freed Maxick & Battaglia, CPAs, P.C. for fees incurred prior to their work on the 2002 audit. As a result they ceased all work on our behalf.

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2002, we were not able to file our 2002 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004 and our Form 10-KSB for the year ended December 31, 2004 and our form 10-Q for the first quarter of 2005 in a timely manner. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C. and they resumed work on our behalf and completed the audits of our financial statements for the years ended December 31, 2002, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Disposal of Plastics Group

In 2001 and during the first quarter of 2002, we sold or discontinued operations of our Plastics Group. Our Plastics Group had been comprised of Osley & Whitney, Inc. (O&W) and Express Pattern, Inc. (EP), and provided rapid prototyping services and proprietary mold building services.

In cooperation with O&W's secured lender, the majority of O&W's equipment and furnishings were sold at public auction on March 12, 2002, and accounts receivable were remitted to the secured lender as paid. The O&W land and building were sold at auction on July 22, 2002 for $650,000 and the transaction closed on August 8, 2002. This transaction completed the liquidation the O&W's assets, resulting in a net obligation to a secured lender, including accrued interest and closing expenses, of approximately $211,000. This amount was evidenced by a new note issued by O&W to the secured lender, which we guaranteed. The note accrued interest at 7.75% per annum, provided for twelve monthly payments of $7,276 plus interest, and required a balloon payment of approximately $145,000 in November 2003. On August 5, 2003, the secured lender sold the note and the rights thereunder to a related third party. The sale of the note is evidenced by a non-recourse assignment agreement between the lender and the related third party. On December 31, 2003, the new noteholder agreed to extend the term of the new note to January 1, 2007 in exchange for the right to convert the principal amount of the note and all accrued interest into shares of our common stock at any time after November 30, 2005 at a price of $.05 per share. As of December 31, 2004, we were obligated to the new noteholder for principal and accrued interest in the aggregate amount of $234,690.

During the fourth quarter of 2002, we sold all of the issued and outstanding stock of O&W to an unrelated third party for nominal consideration. As part of the stock sale agreement, we retained the O&W pension asset and related obligation, which obligations are included in accrued pension obligation and accumulated other comprehensive loss on the consolidated balance sheet at December 31, 2002. As a result of the sale of stock, we wrote off the outstanding intercompany receivables due from O&W. The net impact on the sale and asset write off resulted in a gain of approximately $693,000, which offset the loss on disposal of discontinued operations on the accompanying consolidated statement of operations.

At December 31, 2001 the O&W prepaid pension cost was $904,673. At December 31, 2002, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,159,152 and an accumulated other comprehensive loss of $3,098,705 which we recorded as a reduction of stockholders' equity. This change was due to a decline in the market value of plan assets from $5,019,929 at December 31, 2001 to $3,315,256 at December 31, 2002 comprised of payment of benefits of $822,226 and a negative investment return of $882,447. The benefit obligation increased during 2002 by $505,986 to $5,474,408 at December 31, 2002 as a result of an actuarial computation.

The Company was required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximately $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, the Company filed a funding waiver application requesting a deferral of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ending December 31, 2004 and unfunded prior year amounts). We are also evaluating strategies to improve the plan's performance.

Sale of Express Pattern (EP) Assets

On March 14, 2002, we sold the net assets of EP for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and Thomas J. Mueller, our chief operating officer, who is a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his advisors. During 2002, we offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, we wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting approximately to $76,000 is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2002 in the amount of $9,633 has been fully reserved, because we feel collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2002 after the offset and write-off is approximately $74,000.

2002 - Recent Sales of Certain Business Segments

During 2002, our business had two segments, our Laser Group and our Photonics Group. In 2002, we discontinued our Photonics Group. In 2003 we continued to operate our Laser Group subsidiary although in 2003, we decided to sell the net assets of the Laser Group and sold a portion of the business on December 31, 2003 and the remaining business on December 31, 2004.

Closing of Photonics Group

Our Photonics Group, which included Infinite Photonics, Inc. and the Advanced Technology Group, manufactured and marketed our proprietary grating coupleted surface emitting laser (GCSEL) diodes. As noted below, our Photonics Group ceased operations in 2002. The loss from discontinued operations of the Photonics Group was $856,219 for the year ended December 31, 2002.

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

On January 23, 2002, Infinite Photonics, Inc. signed and commenced a $12.0 million research and development contract with DARPA (contract, #MDA972-02-C-0013), which was scheduled to conclude by the end of 2003. The purpose of the contract was to provide DARPA with pump and source laser diodes and grating coupled semiconductor optical amplifiers with powers much higher than the current industry standard of about 0.3 watts (more than one watt with a goal as high as ten watts), high repetition rates (up to 20,000 laser pulses per second), and high beam quality (minimum beam spreading of the laser).

On  October  30,  2002,  the  Contract  was  terminated  for  the   government's
convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, we have substantially completed the contract termination process. Substantially all costs associated with the termination process have been reimbursed. The termination of the contract has had a detrimental effect to the development of our technology. The company released all Photonics Group employees and the operations of the Photonics Group are dormant. We also determined that our Photonics Group patents were impaired, and consequently recorded an impairment loss of approximately $468,000, which is included in loss on disposal of discontinued operations in the statement of operations for the year ended December 31, 2002.

Sale of Laser Group

Our Laser Group was comprised of Laser Fare, Inc. (LF) and Mound Laser & Photonics Center, Inc. (MLPC) and provided comprehensive laser-based materials processing services to leading manufacturers. We disposed of MLPC in 2002 and the operations ceased. In 2003, we decided to sell the net assets of LF. We sold a portion of Laser Fare's business related to medical products and engraving on December 31, 2003 to LFI, Inc., an entity owned by two former employees of our Laser Group, including our former chairman and chief executive officer. This transaction resulted in a loss on disposition of approximately $99,000 during the year ended December 31, 2003. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000 at December 31, 2003. We sold the remaining assets of our Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, on December 31, 2004 and recognized a loss on disposal of approximately $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of Laser Fare, Inc. and the delivery of promissory notes in the aggregate amount of approximately $2.1 Million. Because certain required consents were not yet obtained, we remain obligated under several notes to UPS Capital Business Credit
(UPS) and the Rhode Island Industrial Facilities Corporation (RIIFC) in the same amounts as the notes from Rolben. Upon the delivery of the consents and the full assumption of the RIIFC and UPS obligations by Rolben, and our release from those obligations, the notes from Rolben to us will terminate.

Strategy

In 2002, we focused on our two primary lines of business and actively pursued additional capital through an equity line of credit agreement, private equity sources, strategic alliances, venture capital and investment banking sources. In 2003, 2004 and 2005 we raised capital from private placements of debt and equity securities.

Our business plan included:

      o the completion of our disposal of the Plastics Group commenced in 2001,

      o the completion of our disposal of the Laser Group commenced in 2003, and

      o     our focus  beginning in 2003 in the field of information  technology
            (IT) consulting services and biometric technology.

Our IT services include strategic staffing, program management, project management, technical engineering, software development, and enterprise resource planning. Beginning in 2003, we have entered into several subcontract agreements with a number of prime contractors to several U.S. government agencies.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.

In 2003, we entered into a License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York. The License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called TouchThru(TM) incorporating that technology. We intend to be in a position to market and sell that product beginning in 2006 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

In the past several years the Financial Accounting Standards Board issued new standards, which we have determined, did not have any effect on our financial statements and we anticipate they will not have a material effect on our financial statements through December 31, 2004.

Liquidity and Capital Resources

We have financed our operations beginning in 2003 through a series of private placements of debt and equity securities and cash generated by ongoing operations. As of December 31, 2002, we had cash and cash equivalents of $438,028 available for our working capital needs and planned capital asset expenditures.

During 2000 and 2001, our president and chief executive officer loaned us an aggregate of $1,124,000 evidenced by a series of short-term notes, which bore interest at various interest rates ranging from 10% to 11%. The proceeds of these loans were used for working capital purposes. In consideration for these loans, our president and chief executive officer was issued warrants to purchase 153,000 shares of common stock at exercise prices ranging from $1.03125 to $3.42 per share. As of December 31, 2002, approximately $24,000 of the loans, along with $4,375 of unpaid interest remained outstanding. During 2001, $100,000 of principal was repaid through the issuance of 39,526 shares of common stock issued at a price of $2.53. All share issuances were valued at fair market value on the date of conversion, which was determined based upon price of the common stock on the twenty trading days preceding the conversion.

The December 31, 2002 financial statements reflect a decrease in accounts receivable from December 31, 2001 of approximately $575,000, or 38% to $923,043 from $1,498,463, due to Laser Fare's business. Revenues from our Laser group in 2002 were $6,229,910 a decrease of $1,082,620 or 15% from 2001.

Inventories were owned by our Laser Fare subsidiary and are relatively unchanged from December 31, 2001 to 2002.

For 2001, property and equipment purchases at our Laser Fare subsidiary amounted to $361,993 of which $308,000 related to the LENS process. The majority of the remaining acquisitions occurred at our Infinite Photonics subsidiary (approximately $30,000) and consisted of furniture and fixtures at the Orlando facility. For 2002 purchases of property and equipment were $190,898 for Laser Fare's business.

At December 31, 2002 we had a working capital deficit of approximately $4.4 million, ($3.5 million after eliminating the assets and liabilities of our discontinued operations). The working capital deficit was primarily caused by our primary lenders not having issued their waivers for certain loan covenant violations that existed at December 31, 2002 at our Laser Fare subsidiary, which resulted in recharacterizing our long-term debt to current liabilities. The loan covenants are measured annually at December 31st. The loans totaled approximately $2.6 million at December 31, 2002. The loan covenant violations which existed at December 31, 2002 related to failure to meet certain levels of working capital, debt to tangible net worth ratio and exceeding capital expenditure limits.

At December 31, 2001, we were in violation of certain covenants related to our failure to meet certain levels of debt to tangible net worth ratio and exceeding the capital expenditure limits. We completed the acquisition of the LENS equipment in a non-monetary transaction in 2001, which also caused us to exceed our capital expenditure limitation. The covenant violations were waived by the bank prior to the issuance of our financial statements for 2001.

During the year ended December 31, 2001, we adopted a plan to discontinue the operations of our former Plastics Group, which was suffering recurring losses and required significant levels of cash flows to operate. In addition, during the first quarter of 2002 we sold the assets of our Express Pattern and Mound subsidiaries. These events provided an infusion of approximately $845,000 in cash in 2002, which was used to pay down existing bank debt, as well as for working capital needs.

As a result of the above transactions, we operated in only one business segment in 2002. The Laser Group had an operating loss of approximately $2,111,000 in 2002 versus a loss of $141,000 in 2001. The operating loss in 2002 was principally due to a decline in sales of $1,082,620 (from $7,312,530 in 2001 to $6,229,910 in 2002).

On July 23, 2002, the equity line of credit agreement which we had entered into with Cockfield Holdings Limited (Cockfield) on November 30, 2000 was terminated. As a result, we were released, and released Cockfield, from any further obligation thereunder.

As consideration for establishing the equity line of credit, we granted Cockfield warrants to purchase up to 200,000 shares of our common stock. As consideration for the services rendered by Jesup & Lamont as placement agent in connection with the equity line of credit, we granted Jesup & Lamont warrants to purchase up to 100,000 shares of our common stock. These warrants, covering
300,000 shares of our common stock, were exercisable at any time prior to November 20, 2003, for $3.135 per share and survived the termination of the agreement. The warrants were not exercised and expired on November 20, 2003.

We closed debt and equity financing transactions in 2003, 2004 and 2005 and installed two receivables-based financing arrangements to provide liquidity using our accounts receivable as collateral.

Asset Based Convertible Note-Originated and Terminated in 2002

On February 5, 2002, we completed a $1 million debt financing with Laurus Master Fund, Ltd. ("Laurus"). We received $1 million in cash, less fees amounting to $89,000, in exchange for its issuance of a $1 million two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The annual fees were subject to reduction by 1% for every $100,000 in note principal amount converted, up to an aggregate 10%. The outstanding principal and interest was due in full on February 5, 2004. The note was convertible, at the option of the holder, into shares of common stock at a price of $2.00 per share. In the event of a default, the conversion price was subject to downward adjustment.

On June 21, 2002, we completed an additional $500,000 debt financing with Laurus. We received $500,000 in cash, less fees amounting to $37,000, in exchange for the issuance of a $500,000 two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The proceeds from this note were unrestricted and were secured by substantially all of our other assets and our Infinite Photonics, Inc. subsidiary. The annual fees were subject to reduction by 1% for every $50,000 in note principal amount converted, up to an aggregate 10%. This note was convertible into shares of common stock at the option of the holder at a price of $2.00 per share. In the event of a default, the conversion price was subject to downward adjustment. In connection with this transaction, detachable warrants to purchase 25,000 shares of common stock at $2.40 per share were issued to Laurus. The warrants were immediately exercisable and expire five years from the date of grant.

Termination of the DARPA contract in October 2002 constituted an event of default under our financing agreements with Laurus. Upon occurrence of this event, the $1.0 million two-year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus took immediate possession of the funds held by the Photonics Group in restricted bank accounts. Approximately $1.474 million was withdrawn from these accounts and applied in reduction of the outstanding balance. We satisfied the remaining deficiency in July 2004 by a cash payment to Laurus of $34,000 and the issuance of 50,000 shares of our common stock.

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in fiscal 2005.

At December 31, 2002 we had an accrued pension obligation liability of $2,159,152 and an accumulated other comprehensive loss of $3,098,705 recorded as a reduction of stockholders' equity. The Company is required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximate $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, the Company filed a funding waiver application requesting a deferral of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ending December 31, 2004 and unfunded prior year amounts). We are also evaluating strategies to improve the plan's investment performance.

There is no assurance, that our current resources will be adequate to fund the liabilities of the former businesses, our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Results of Operations

Laser Group

Revenues from our Laser Group for the years ended December 31, 2002 and 2001 were $6,229,910 and $7,312,530, respectively, with a net operating loss of $2,111,039 and $140,905, respectively. The decrease in revenues was due primarily to decreased laser services performed for several customers in 2002. The increased operating loss resulted from a decline in sales of $1,082,620 and a reduction in gross profit on sales from 29.5% in 2001 to 22.0% in 2002.

The majority of revenues were derived from purchase orders, usually from repeat customers such as General Electric, United Technologies, Barnes Aerospace and Dey Laboratories. Work began when materials arrived from the customer (our inventories were minimal and the customer was responsible for the quality and quantity of the materials), and we cut, welded, drilled and assembled the parts according to engineering drawings and specifications provided by the customer or determined by our engineers with customer approval. Upon completion, the parts were inspected by quality control personnel, compared to the engineering specifications, packaged and delivered to the customer. The customer was billed for the number of parts delivered.

As part of our restructured business plan, we made a decision in 2003 to eliminate certain non-core businesses. On December 31, 2003, we sold certain assets and liabilities of LF to LFI, Inc. (LFI) relating to the laser engraving and medical products manufacturing and assembly businesses of LF. The principals of LFI are former employees of LF, including our former chairman and chief executive officer. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, we completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF and the receipt of notes receivable in the amount of approximately $2.1 million. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities of its businesses as held for sale. The balances of the assets held for sale at December 31, 2003 was $2,508,159 with related liabilities of $781,847. LF also recorded a balance due from the buyer of $410,995 at December 31, 2003, which was transferred into notes receivable at the second closing on December 31, 2004. In addition, LF recorded a loss on disposal of $223,803 in connection with the second closing on December 31, 2004.

Photonics Group

During the fourth quarter of 2002, following termination of the DARPA contract, we released all Photonics Group employees and ceased operations. As a result, the results of the Photonics Group were recorded as a discontinued operation and amounted to a loss from discontinued operations of approximately $344,000 for 2001 and a gain of approximately $84,000 for 2002. In 2002 impairments of patents and property and equipment were also recorded amounting to approximately $468,000 and $148,000, respectively.

The Photonics Group recorded a loss from discontinued operations of $ 856,219 for 2002 and $343,938 for 2001.

Plastics  Group

In November 2001 and December 2001, our board of directors resolved to dispose of O&W and Express Pattern. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary. Effective November 30, 2001, we shut down the operations of O&W and terminated all of its employees. The loss from the operations of the discontinued business segment amounted to approximately $372,000 during 2001. The loss on disposal of discontinued operations in the amount of $622,000 for the year ending December 31, 2001, represents the write-down of property, plant and equipment and inventory at O&W of $472,000 to their net realizable value and a provision for uncollectible accounts receivable of $150,000.

On March 13, 2002, we sold the net assets of Express Pattern to certain of our officers/employees. The gain resulting from the sale of $45,000 and income of $3,000 up to the decision to dispose of these assets are offset by closing costs of $26,000 and a provision for an uncollectible note of $50,000.

The Plastics Group recorded a loss from discontinued operations of $31,310 for 2002 and $1,774,085 for 2001.

Comparison of the years ended December 31, 2002 and 2001

In 2002, consolidated revenues were $6,229,910 on cost of goods sold of $4,836,867 resulting in a gross profit of $1,393,043 from continuing operations for the year. Restated consolidated revenues from continuing operations in 2001 were $7,312,530 on cost of sales of $4,816,506, resulting in a gross profit of $2,496,024. The decrease of $1,082,620 or 14.8% in consolidated revenues for the year ended December 31, 2002 compared to the year ended December 31, 2001 was due to the remaining operations of the Laser Group. Gross profit also declined by $1,102,981 from 2001 to 2002. Gross profit declined from 34.1 % in 2001 to 22.3% in 2002 principally due to the decline in sales while cost of goods sold remained relatively unchanged.

General and administrative expenses were $3,064,198 for the year ended December 31, 2002 as compared to $2,353,604 for 2001. The increase of $710,594, or 30.2%, was primarily due to increased salaries and personnel at Laser Fare, increased legal, accounting and consultant services, which were offset in part by a reduction in salaried employees and related employee expenses.

Selling expenses were $266,351 for the year ended December 31, 2002 as compared to $307,030 for 2001. The decrease of $40,679, or 13.2%, was primarily attributed to decreased sales salaries and commissions in our Laser Group due to cost cutting measures and better utilization of cross selling to existing customers.

Depreciation and amortization expense totaled $819,307 for the year ended December 31, 2002 as compared to $773,584 for 2001. The increase was primarily due to depreciation expense for new lasers and related equipment which periodically requires replacement or upgrades.

Interest expense was $407,556 during 2002 as compared to $456,179 during 2001, or a decrease of $48,623, or 10.7%. Interest expense to stockholders was $11,768 during 2002 as compared to $128,567 during 2001. The decrease of $116,799 or 90.8% was due primarily to the satisfaction of a capital lease obligation to the president/principal stockholder in exchange for the issuance of common stock during 2001. The decrease is also due to reduced interest expense caused by the general reduction of amounts outstanding in accordance with the terms of the debt. Other interest expense was $395,788 during 2002 as compared to $327,612 during 2001. The increase of $68,176 or 20.8% was due primarily to the origination of debt in 2002 to support our DARPA contract. When the contract was terminated in 2002 the related debt was substantially reduced by December 31, 2002.

Interest income for the year ended December 31, 2002 was $1,088 as compared to $18,508 for the year ended December 31, 2001 due to comparatively lower invested balances for 2002.

The gain from the disposition of assets in 2002 was $107,418, as compared to a loss of $11,856 in 2001. The 2002 amount relates to the sale of the assets of Mound by our Laser Group. Mound ceased operations in 2002. The 2001 amount relates to a gain on the sale of a laser in our Laser Group in the amount of $9,500 offset by the disposal of an asset no longer used, resulting in a loss of $21,356. Each year as we complete our capital budget, assets at or approaching the end of their useful lives are reviewed for upgrade, disposal or replacement.

We recorded an impairment loss of $1,133,649 in 2002. Various patents of $46,000 used in the Laser Group were determined to be impaired during 2002 and were written off. The remaining patent amounting to approximately $353,000, which was acquired in 2001, relates to a laser application technology which was utilized in the Laser Group. This patent was also determined to be impaired during 2002 and as a result was written off. We also determined that the carrying value of the equipment related to the laser application technology was no longer recoverable and exceeded its fair market value. Since we do not anticipate any future cash flows from the machine and have been unsuccessful in finding a potential buyer for the machine, we determined the machine to be worthless and recorded an impairment loss of the remaining net book value of approximately $735,000.

We  recorded a goodwill  impairment  loss of $71,185 in 2002  relating  to Laser
Fare.

We had a consolidated net loss from continuing operations of $4,440,604 for the year ended December 31, 2002 as compared to $1,444,521 in 2001. The loss from discontinued operations was $190,206 for the year ended December 31, 2002 as compared to $1,337,993 for 2001. Disappointing results, offshore Asian competition in the mold business, and a weak market after the tragedies of September 11, 2001 lead to the discontinuance of our Plastics Group in 2001.

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our consolidated financial statements present a summary of significant accounting policies. The most critical accounting policies follow.

Revenue Recognition

In 2002 we generated substantially all of our revenue from traditional laser manufacturing services, which included welding, machining, cutting, drilling and engraving. These services related to processes performed on the customers' parts. The services were performed based upon terms specified and agreed upon by both parties prior to commencement. Revenues relating to these services were recognized at the point that the completed product was delivered to the customer.

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables. This analysis involves a degree of judgment regarding customers' ability and willingness to satisfy its obligations to us. These estimates are based on past history with customers and current circumstances. Management's estimates of doubtful accounts historically have been within reasonable limits of actual bad debts. Management's failure to identify all factors involved in determining the collectibility of an account receivable could result in bad debts in excess of reserves established.

Deferred Tax Asset Valuation and Income Taxes

Management calculates the future tax benefit relating to certain tax timing differences and available net operating losses and credits available to offset future taxable income. This deferred tax asset is then reduced by a valuation allowance if management believes it is more likely than not that all or some portion of the asset will not be realized. This estimate is based on historical profitability results, expected future performance and the expiration of certain tax attributes which give rise to the deferred tax asset. As of the balance sheet date, a reserve has been established for the entire amount of the deferred tax asset. In the event, we generate future taxable income we will be able to utilize the net operating loss carry forwards subject to any utilization limitations. This will result in the realization of the deferred tax asset, which has been fully reserved. As a result, we would have to revise estimates of future profitability and determine if its valuation reserve requires downward adjustment.

At December 31, 2002, we had federal net operating loss (NOL) carry forwards of approximately $26.6 million that expire in years 2009 through 2022. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

Defined Benefit Plan Assumptions

We have a defined benefit plan, under which participants earned a retirement benefit based upon a formula set forth in the plan. We record income or expense related to the plan using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite our belief that these estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect our future financial statements either unfavorably or favorably.

The discount rate enables a company to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate since it is based on the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on pension plan assets, management considers a variety of factors including historical returns and asset class return expectations based on the plan's current asset allocation.

Impairment of Long-Lived Assets

We evaluate at each balance sheet date the continued appropriateness of the carrying value of our long-lived assets including our long-term receivables and property, plant and equipment in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposals of Long Lived Assets." We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value. We consider continued operating losses, or significant and long-term changes in business conditions, to be the primary indicators of potential impairment. In measuring impairment, we look to quoted market prices, if available, or the best information available in the circumstances.

Stock-Based Compensation

We disclose the pro forma compensation cost relating to stock options granted under employee stock option plans, based on the fair value of those options at the date of grant. This valuation is determined utilizing the Black- Scholes, option-pricing model, which takes into account certain assumptions, including the expected life of the option and the expected stock volatility and dividend yield over this life. These assumptions are made based on past experience and expected future results. In the event the actual performance varies from the estimated amounts, the value of these options may be misstated.

Effect of New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step was to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of the adoption), if any, and must be completed by the end of our fiscal year. Any impairment loss resulting from the transitional impairment tests are reflected as the cumulative effect of a change in accounting principle.

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Our goodwill in the amount of $88,769 at December 31, 2001, relates to the Laser Fare and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. The remaining goodwill, amounting to $71,185, relates to Laser Fare and was also determined to be impaired during 2002, thus resulting in a write-down of $71,185. As a result, we have written off all goodwill at December 31, 2002. The remaining useful lives of the other intangibles have been evaluated and no changes will be made.

SFAS No. 141 also requires that upon adoption of SFAS No. 142, the company reclassify the carrying amounts of certain intangibles assets into or out of goodwill, based upon certain criteria. We do not anticipate any reclassifications. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested annually for impairment, and in interim periods if certain events occur indicating that the carrying value of goodwill and / or indefinite-lived intangible assets may be impaired; require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the related asset.

On August 1, 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived asset to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. We adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group. Accordingly, the assets and liabilities of the discontinued operations are reflected as gross amounts, rather than net, in the accompanying balance sheet in accordance with SFAS 144. There was no impact from the adoption of this standard on its impairment tests of long lived assets nor its accounting for discontinued operations.

In April 2002, the FASB issued SFAS 145 "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No.13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We do not believe that the adoption of SFAS No. 145 will have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a significant impact on our financial statements.

In February  2003,  the FASB issued  SFAS No. 148,  "Accounting  for Stock Based
Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but have adopted the disclosure rules of SFAS 148.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. We are in the process of reviewing the impact of the adoption of this statement and believe that the adoption of this standard will not have a material effect on the Company's consolidated financial position and results of operations.

                          ITEM 7: FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

There are not and have not been any disagreements between the us and our accountants on any matter of accounting principles, practices or financial statements disclosure.

                        ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                    ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of our directors and executive officers.

             Name                  Age                                   Position                               Affiliated Since
---------------------------    ------------     ------------------------------------------------------------    ---------------
Michael S. Smith                   51           Chairman of the board, president,  chief executive officer           1995
                                                and chief financial officer

James D. Frost                     56           Chief technology officer and director of delivery                    2003

Paul J. Delmore (1)                48           Director                                                             2003

Allan M. Robbins (1)               54           Director                                                             2003

Deanna Wohlschlegel                33           Corporate secretary and controller                                   2003

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected by our stockholders. Officers are elected by and serve at the will of our board of directors.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Michael S. Smith became a director in 1995 and assumed the positions of chairman, president, chief executive officer and chief financial officer in January 2003. Before joining us, Mr. Smith co-founded and served as the president and chief executive officer of Micropub Systems International Inc., a brewery system manufacturer, from July 1997 to January 2003. Mr. Smith holds a BA degree from Cornell University and a JD degree from Cornell University School of Law.

James D. Frost is our chief technology officer and director of delivery. Mr. Frost is a professional engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units. Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-atlantic region. Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises. He has served as the operations mjanager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee. Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

Paul J. Delmore became a director in April 2003 and is a member of the audit and compensation committees. Mr. Delmore is a the managing partner of Simpson, Delmore, Greene LLP, a full service law firm located in San Diego, California. Mr. Delmore's practice includes representation of small companies, private and public, with respect to early formation issues, private placements, regulatory requirements for sale of securities, assistance with regulatory filing concerns and mergers and acquisitions. Mr. Delmore has a BA degree from the State University of New York at Oswego and a JD degree from the University of San Diego School of Law. Mr. Delmore is a member of the State Bar of California, the San Diego County Bar Association, the Association of Southern California Defense Counsel and the San Diego Defense Lawyers Association.

Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees. Dr. Robbins is the Medical Director, Clinical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York. He has also served as the CEO of the Genesee Valley Eye Institute. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America. Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, Rochester Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Cosmetic Laser Surgeons, International Society of Refractive Surgery (ISRS), Refractive Surgery Interest Group (AAO), is a member of the Monroe County Medical Society Committee for Alternative Medicine, and the American Society of Cataract and Refractive Surgery (ASCRS).

Deanna Wohlschlegel has been our corporate secretary and controller since May 2003. Prior to that Ms. Wohlschlegel was corporate controller for Micropub Systems International, Inc. from January 1999 until joining the company. She has an associates degree in accounting from Finger Lakes Community College.

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. At December 31, 2002, each committee was comprised of Messrs. Corridan and Smith, our non-employee independent outside directors. At December 31, 2003 and 2004, each committee was comprised of Messrs. Delmore and Robbins, also non-employee independent outside directors.

Stock Options

The following table sets forth certain information regarding options granted by us in 2002 to each of the named executive officers.

                                 Number of Shares      Percent of Total
                                  of Common Stock     Options Granted to
             Name                Underlying Option    Employees in Year    Exercise Price ($/Sh)     Expiration Date
--------------------------     ---------------------- -------------------  -----------------------   ----------------
  J. Terrence Feeley (1)                125,000            23.1%                   $2.50                 Expired

(1) These options have expired unexercised.

Director Compensation

We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Audit Committee Financial Expert

The Audit committee is comprised of Paul Delmore, as chairman, and Allan Robbins. The Board has determined that Paul Delmore qualifies as our "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and "independent" as that term is used in Item7 (d) (3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.us-igi.com and is filed as Exhibit 14.1 to this report.

                         ITEM 10: EXECUTIVE COMPENSATION

Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2002, 2003 and 2004 whose aggregate compensation exceeded $100,000.

                                                                                                       All other
            Name and Principal Position                 Year        Salary              Bonus        compensation (1)
----------------------------------------------------- ---------- -------------      -------------     -----------
Michael S. Smith                                        2004         $181,789           $ 3,500            $854
President, Chief Executive Officer, Chief Financial     2003         $108,856           $30,000            ----
Officer and Director commencing May 1, 2003,            2002             ----              ----            ----
Director

Mark J. Ackley                                          2004         $173,682           $10,000            ----
Chief Operating Officer and Director of Business        2003         $103,846           $15,000            ----
Development commencing April 19, 2003                   2002             ----              ----            ----

James D. Frost                                          2004         $173,978           $10,000
Chief Technology Officer and Director of Delivery       2003         $ 89,423           $15,000
commencing May 12, 2003                                 2002             ----              ----

Clifford G. Brockmyre II                                2004             ----              ----            ----
President and Chief Executive Officer                   2003         $149,376           $ 1,500            ----
through January 3, 2003, CEO Laser Fare from            2002         $106,672              ----            ----
January 3, 2003 through December 31, 2003

Clifford G. Brockmyre III                               2004         $ 90,679           $ 1,050            ----
President Laser Fare, Inc.                              2003         $107,655           $ 2,099            ----
through December 31, 2004                               2002         $108,718              ----            ----

Thomas J. Mueller                                       2004             ----              ----            ----
Former Chief Operating Officer                          2003         $ 24,056              ----            ----
through March 14, 2002                                  2002         $ 80,385              ----            ----

J. Terrence Feeley                                      2004             ----              ----            ----
Former President Advanced Technology Group              2003             ----              ----            ----
through June 2002                                       2002         $ 79,521              ----            ----

(1) Reflects stock grants, Company matching contributions to the employee's IRA Plan and Company paid life insurance premiums.

Employment Agreements

Prior to Mr. Brockmyre's resignation on January 3, 2003 we had an employment agreement dated June 30, 2001 with Clifford G. Brockmyre II, our former president and chief executive officer, for a term expiring on June 30, 2003, which provided for an annual salary of $175,000 and various benefits. In addition to the compensation provided under the agreement, Mr. Brockmyre was eligible to participate in our bonus plan and was eligible for other bonuses as determined in the sole direction of the board of directors. The agreement also provided, among other things, that, if Mr. Brockmyre was terminated other than for cause (which is defined to include conviction of a crime involving moral turpitude, engaging in activities competitive with us, divulging confidential information, dishonesty or misconduct detrimental to us or breach of a material term of the agreement), we would pay to him a lump sum payment equal to the product of the sum of (i) the highest annual rate of salary paid to Mr. Brockmyre, and (ii) the highest annual bonus paid to or accrued to the benefit of Mr. Brockmyre during the employment term multiplied by 2.99. The agreement also provided for payments to Mr. Brockmyre, or his estate, in the event of his death or permanent disability. We were released from all obligations to Mr. Brockmyre under his Employment Agreement in connection with our sale of the Laser Fare business in 2003.

In 2003, we entered into employment agreements with Mssrs. Smith, Ackley and Frost. These agreements are essentially identical and provide, among other things, for annual base compensation of $150,000 for five-year terms. In addition, each agreement provides for the issuance of 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share. Each agreement also provides for, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition. Mr. Ackley's employment was terminated for cause in March, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our board and approved by our shareholders, covering an aggregate of 1,840,000 unexercised shares of our common stock at December 31, 2004, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the Code) and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees. We also have a stock option plan which was adopted by our board in March 2005, which has not yet been approved or ratified by our shareholders, covering an aggregate of 4,000,000 unexercised shares of our common stock at June 30, 2005, consisting of both incentive stock options within the meaning of Section 422 of the Code and non-qualified options.

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

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 7,500 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of stockholders. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service. In April 2003, we granted 7,500 options to each of our two new directors. In March 2005, we granted 50,000 non-qualified options to each of our two outside directors. At June 30, 2005, we have granted 142,000 options to members of the board of directors of which 137,000 are exercisable at June 30, 2005 at prices ranging from $.10 to $9.40.

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

The following table summarizes as of June 30, 2005 the (i) currently exercisable options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

                                                                                    Equity Compensation Plan Table

                                                                                                               Number of securities
                                                                                                             remaining available for
                                                                  Number of securities    Weighted-average    future issuance under
                                                                   to be issued upon     exercise price of     equity compensation
                                                                      exercise of           outstanding          plans (excluding
                                                                  outstanding options,   options, warrants   securities reflected in
                                                                  warrants and rights        and rights            column (a))

                                                                          (a)                   (b)                     (c)
Equity Compensation Plans Approved By Security Holders(1)              1,270,500               $0.06                  569,500

Equity Compensation Plans Not Approved By Security Holders(2)          2,518,000               $0.18                1,482,000

Non qualified Options and Warrants to Service Providers                  140,000               $1.98                    -

Total                                                                  3,928,500               $ .20                2,051,500

(1) Includes the 1995, 1996, 1997, 1998 and 1999 Stock Option Plans
(2) Includes the 2005 Stock Option Plan

At June 30, 2005, we had notes payable and accrued interest of $349,552 due to Allan Robbins, a member of our board of directors, and $566,399 due to a related third party. These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the note holder at any time after November 30, 2005. If the principal and accrued interest were converted in full, we would be required to issue 6,991,043 common shares to the board member and 11,327,971 common shares to the related third party.

If all of the aforementioned incentive and non-qualified options and warrants were to be exercised and notes including accrued interest were to be converted to shares of our common stock, we would be obligated to issue an additional 22,247,514 common shares as of June 30, 2005.

Compensation committee interlocks and insider participation in compensation decisions

None of the directors serving on the compensation committee of our board of directors is employed by us. In addition, none of our directors or executive officers is a director or executive officer of any other corporation that has a director or executive officer who is also a member of our board of directors.

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of June 30, 2005, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

                                            Shares of
          Name of                          Common Stock          Percentage
    Beneficial Owner                 Beneficially Owned (1)(2)   of Class (3)
 -------------------------------     -------------------------  ----------------
Directors and Executive Officers

Michael S. Smith                           1,517,000(4)            6.9%
Paul J. Delmore                            4,982,000(5)           22.7%
Allan M. Robbins                             55,000 (6)               *
James D. Frost                            2,000,000 (7)            9.1%
      All directors and
      executive officers as a
      group (4 persons)                     8,554,000             39.0%

5% Stockholders

David Slavny                                1,100,000              5.7%
Clifford G. Brockmyre (8)                   1,047,463              5.5%

---------------------
* less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(3) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

(4) Includes 527,000 shares subject to currently exercisable options and 500,000 shares subject to currently exercisable options which are subject to shareholder ratification

(5) Includes (i) 4,827,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore, (ii) 5,000 shares subject to currently exercisable options, (iii) 50,000 shares subject to currently exercisable options which are subject to shareholder ratification and (iv) 100,000 warrants to purchase common stock at $2.00 per share.

(6) Includes 5,000 shares subject to currently exercisable options and 50,000 shares subject to currently exercisable options which are subject to shareholder ratification.

(7) Includes 500,000 shares subject to currently exercisable options and 1,000,000 shares subject to currently exercisable options which are subject to shareholder ratification.

(8) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership. The information with respect to this stockholder was derived from his Officers and Directors Questionnaire.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during ended December 31, 2004 with the following exceptions: Allan Robbins, James Frost, Michael Smith, Paul Delmore and Upstate Holding Group, LLC did not timely file their individual Annual Change in Beneficial Ownership of Securities on Form 5. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Contemporaneous with the filing of this Report of Form 10-KSB, all required Forms 5 are being filed with the SEC and copies have been furnished to us.

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000 and 2001, our president and chief executive officer loaned us an aggregate of $1,124,000 evidenced by a series of short-term notes, which bore interest at various interest rates ranging from 10% to 11%. In addition, at December 31, 1999, a $40,000 loan from our president and chief executive officer was outstanding. The proceeds of these loans were used for working capital purposes. In consideration for these loans, our president and chief executive officer was issued warrants to purchase 153,000 shares of common stock at exercise prices ranging from $1.03125 to $3.42 per share. As of December 31, 2001, approximately $24,000 of the loans, along with $4,375 of unpaid interest remained outstanding. During 2001, $100,000 of principal was repaid through the issuance of 39,526 shares of common stock issued at a price of $2.53. All share issuances were valued at fair market value on the date of conversion, which was determined based upon price of the common stock on the twenty trading days preceding the conversion.

Total interest paid to Mr. Brockmyre relating to short term borrowing, long term obligations and a capital lease amounted to $168,830 and $117,796 during 2000 and 2001 respectively.

A summary of Mr. Brockmyre's loans to us during 2001 is as follows:

                  Loan Date                   Amount             Maturity Date
             ------------------------    --------------------   ----------------

                 1/24/01                     10,000.00              3/25/01

                 9/10/01                     51,000.00              10/10/01

                 9/17/01                     12,000.00              10/17/01

                 10/26/01                   $21,000.00              11/26/01

                 10/02/01                     2,000.00              11/02/01

                 10/09/01                    23,000.00              11/09/01

                 10/18/01                    12,000.00              11/18/01

                 10/25/01                    19,000.00              11/25/01

During the quarter ended June 30, 2001, we were released from a capital lease due to an affiliate of our president relating to a laser workstation for stent manufacturing and related accrued interest aggregating $448,830. Our president contributed this equipment, which had been purchased in April 2000 for approximately $412,000, to us in exchange for 225,000 shares of our common stock valued at $1.995 per share. The workstation was purchased by the affiliate at a point in time that we did not have the resources to acquire the equipment, which was necessary for our operations. We have been dependent on our president to fund equipment to support our operations.

Mr. Brockmyre's son, Clifford G. Brockmyre III, was employed as the General Manager of our Laser Fare, Inc. subsidiary at an annual salary of $100,000 through December 31, 2004, at which time the business, assets and certain liabilities of Laser Fare were sold.

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

                               ITEM 13: EXHIBITS

The Exhibits listed below are filed as part of this Report:

 3.1        Restated Certificate of Incorporation of the Company. (1)

 3.2 Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (5)

 3.3 Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (6)

 3.4        By-Laws of the Company. (1)

 4.1        Specimen Stock Certificate. (1)

 10.1       Form of Stock Option Plan. (2)

 10.2       Form of Stock Option Agreement. (1)

 10.3       Lease   Agreement   between  Rhode  Island   Industrial   Facilities
            Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (3)

 10.4 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995. (4)

 10.5 Consulting Agreement between J. Terrence Feeley and the Company dated June 27, 2002.*

 10.6 Employment Agreement between Mark Ackley and the Company dated April 7, 2003.*

 10.7 Employment Agreement between Michael Smith and the Company dated May 5, 2003.*

 10.8 Employment Agreement between James Frost and the Company dated May 12, 2003.*

 10.9 License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003.*

 10.10      Promissory Note dated August 13, 2003 in favor of Carle C. Conway.*

 10.11      Promissory Note dated January 16, 2004 in favor of Carle C. Conway.*

 10.12      Promissory Noted dated March 11, 2004 in favor of Carle C. Conway.*

 10.13 Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC.*

 10.14 Asset Purchase Agreement between LFI, Inc., Laser Fare, Inc. and the Company dated December 31, 2003.*

 10.15 Modification Agreement to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated December 1, 2004.*

 10.16 Modification Agreement to Promissory Notes between Allan Robbins and the Company dated December 1, 2004.*

 10.17 Asset Purchase Agreement between Rolben Acquisition Company, Laser Fare, Inc. and the Company dated December 31, 2004.*

 10.18 Modification Agreement No. 2 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated June 1, 2005*

 10.19 Modification Agreement No. 2 to Promissory Notes between Allan Robbins and the Company dated June 1, 2005*

 14.1       Code of Ethics*

 21.1       Subsidiaries of the Registrant.*

 23.1       Consent  of  Freed  Maxick  &  Battaglia,   CPAs,  PC,   independent
            registered public accounting firm.*

 31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

 31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

 32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

 32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

-----------------------
*Filed as an exhibit hereto.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.

(2)   Incorporated by reference to 1993 Preliminary Proxy Statement.

(3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(6) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 1998.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for fees billed for fiscal years ended December 31, 2002 and 2001 are as follows:

                                       2002       2001
                                    --------- ----------
Audit fees                           $246,331   $236,658
Audit related fees                         --         --
                                    --------- ----------
Total audit and audit related fees   $246,331   $236,658
Tax fees                                1,324        230
All other fees                             --         --
                                    --------- ----------
      Total fees                     $247,655   $236,888
                                    ========= ==========

Audit-Related Fees

The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the disposition transactions we consummated.

Tax Fees

The Tax Fees set forth in the table above are the aggregate fees paid by us for tax services including, the preparation of corporate tax returns.

All Other Fees

All Other Fees were zero for the periods presented.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on July __, 2005 on its behalf by the undersigned, thereunto duly authorized.

                                         Infinite Group, Inc.

                                         By:   /s/ Michael S. Smith
                                              ----------------------------------
                                               Michael S. Smith, President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael S. Smith
-------------------------------------
Michael S. Smith                            Chief Executive Officer, President and        July __, 2005
                                            Director


/s/ Michael S. Smith
-------------------------------------
Michael S. Smith                            Acting Chief Financial Officer                July __, 2005
                                            (principal financial and accounting officer)


/s/ Paul J. Delmore
-------------------------------------
Paul J. Delmore                             Director                                      July __, 2005


/s/ Allan M. Robbins
-------------------------------------
Allan M. Robbins                            Director                                      July __, 2005

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2002
                                                                            with
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                            Page

Report of Independent Registered Public Accounting Firm..............        1

Consolidated Financial Statements:

      Balance Sheets.................................................        2

      Statements of Operations.......................................        3

      Statements of Changes in Stockholders' Equity (Deficiency).....      4 - 5

      Statements of Cash Flows.......................................      6 - 7

Notes to Consolidated Financial Statements...........................     8 - 39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Infinite Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Infinite Group, Inc.'s internal control over financing reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
October 31, 2003, except for Note 13, as to which the date is
September  27,  2004 and Note 2 and Note 18,  as to which  the date is March 31,
2005

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                           December 31,
                                                                   ----------------------------
       ASSETS                                                          2002            2001
                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents                                       $     36,459    $    130,242
   Restricted funds                                                      25,118          86,318
   Accounts receivable, net of allowance                                923,043       1,498,463
   Inventories                                                          127,792         129,824
   Other current assets                                                  42,767         112,728
   Assets of discontinued operations                                    943,683       2,566,674
                                                                   ------------    ------------
     Total current assets                                             2,098,862       4,524,249

Property and equipment, net                                           3,042,587       4,463,122

Other assets:
   Note receivable                                                       73,897              --
   Intangible assets, net                                                60,225       1,045,959
   Prepaid pension cost                                                      --         904,673
                                                                   ------------    ------------
                                                                        134,122       1,950,632
                                                                   ------------    ------------

                                                                   $  5,275,571    $ 10,938,003
                                                                   ============    ============


         LIABILITIES AND STOCKHOLDERS'                                      December 31,
                                                                   ----------------------------
         EQUITY (DEFICIENCY)                                           2002            2001
                                                                   ------------    ------------
Current liabilities:
     Notes payable:
         Bank                                                      $    428,276    $    282,206
         Stockholders/officers                                           83,906         124,906
     Accounts payable                                                 1,317,136       1,146,016
     Accrued expenses                                                   691,332         708,762
     Current maturities of long-term obligations                      2,551,295         841,878
     Current maturities of long-term obligations - stockholders              --         120,000
     Liabilities of discontinued operations                           1,400,203       2,986,904
                                                                   ------------    ------------
              Total current liabilities                               6,472,148       6,210,672

Accrued pension obligation                                            2,159,152              --

Long-term obligations                                                        --       2,586,696
                                                                   ------------    ------------
              Total liabilities                                       8,631,300       8,797,368
                                                                   ------------    ------------

Commitments and contingencies (see Notes 15 and 18)

Stockholders' equity (deficiency):
     Common stock, $.001 par value, 20,000,000 shares
      authorized; 6,314,077 (5,119,047 - 2001) shares
      issued and outstanding                                              6,314           5,119
     Additional paid-in capital                                      27,817,820      25,585,864
     Accumulated deficit                                            (28,081,158)    (23,450,348)
     Accumulated other comprehensive loss                            (3,098,705)             --
                                                                   ------------    ------------
              Total stockholders' equity (deficiency)                (3,355,729)      2,140,635
                                                                   ------------    ------------

                                                                   $  5,275,571    $ 10,938,003
                                                                   ============    ============

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                          Years Ended
                                                                           December 31,
                                                                   --------------------------
                                                                      2002           2001
                                                                   -----------    -----------
                                                                                 (As Restated)
Sales                                                              $ 6,229,910    $ 7,312,530
Cost of goods sold                                                   4,836,867      4,816,506
                                                                   -----------    -----------
Gross profit                                                         1,393,043      2,496,024

Costs and expenses:
     General and administrative                                      3,064,198      2,353,604
     Depreciation and amortization                                     819,307        773,584
     Selling                                                           266,351        307,030
     (Gain) loss on dispositions of assets                            (107,418)        11,856
     Impairment loss on property, plant and equipment
      and intangible assets                                          1,133,649             --
     Goodwill impairment loss                                           71,185             --
     Research and development                                               --         21,132
                                                                   -----------    -----------
         Total costs and expenses                                    5,247,272      3,467,206
                                                                   -----------    -----------

Operating loss                                                      (3,854,229)      (971,182)

Other income (expense):
     Interest expense:
         Stockholders                                                  (11,768)      (128,567)
         Other                                                        (395,788)      (327,612)
     Loss on debt extinguishment                                      (169,894)            --
     Other                                                              (6,916)       (21,135)
     Interest income                                                     1,088         18,508
                                                                   -----------    -----------
      Total other expense                                             (583,278)      (458,806)
                                                                   -----------    -----------

Loss from continuing operations before
 income tax expense                                                 (4,437,507)    (1,429,988)

Income tax expense                                                      (3,097)       (14,533)
                                                                   -----------    -----------

Loss from continuing operations                                     (4,440,604)    (1,444,521)

Loss from discontinued operations, including
 $277,563 loss on disposal ($622,000 - 2001) (Note 4)                 (190,206)    (1,337,993)
                                                                   -----------    -----------

Loss before extraordinary loss                                      (4,630,810)    (2,782,514)

Extraordinary loss (Note 14)                                                --       (273,813)
                                                                   -----------    -----------

Net loss                                                           $(4,630,810)   $(3,056,327)
                                                                   ===========    ===========

Loss per share - basic and diluted:
   Continuing operations                                           $      (.74)   $      (.35)
   Loss from discontinued operations                                      (.03)          (.32)
   Extraordinary loss                                                       --           (.07)
                                                                   -----------    -----------

   Net loss                                                        $      (.77)   $      (.74)
                                                                   ===========    ===========

Weighted average number of common
   shares outstanding - basic and diluted                            5,993,573      4,132,724
                                                                   ===========    ===========

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     Years Ended December 31, 2002 and 2001

================================================================================

                                                      Common Stock             Additional
                                                ---------------------------     Paid-in      Accumulated
                                                    Shares        Amount        Capital        Deficit
                                                ------------   ------------   ------------   ------------
Balance - December 31, 2000                        3,635,799   $      3,636   $ 22,653,410   $(20,352,590)
Issuance of common stock in connection with
 conversion of stockholder notes payable             415,256            415        973,930             --
Issuance of common stock in connection
 with conversion of capital lease                    225,000            225        448,605             --
Issuance of common stock in connection
 with the pension plan contribution                  100,000            100        269,900             --
Issuance of common stock, from treasury,
 in connection with a draw on the equity line
 of credit, net of fees                                   --             --             --         (3,869)
Issuance of common stock, net of fees                637,974            638      1,089,616        (35,109)
Issuance of common stock in connection
 with services rendered                                3,750              4          7,496             --
Issuance of common stock in connection
 with the exercise of stock options                  101,268            101        142,907         (2,453)
Cash payment received under common stock
 subscription agreement                                   --             --             --             --
Net loss                                                  --             --             --     (3,056,327)
                                                ------------   ------------   ------------   ------------

Balance - December 31, 2001                        5,119,047   $      5,119   $ 25,585,864   $(23,450,348)

                                                                                 Common
                                                    Treasury Stock                Stock
                                               ----------------------------    Subscription
                                                  Shares          Amount        Receivable        Total
                                               ------------    ------------    ------------    ------------
Balance - December 31, 2000                         (91,936)   $   (229,840)   $   (187,500)   $  1,887,116
Issuance of common stock in connection with
 conversion of stockholder notes payable                 --              --              --         974,345
Issuance of common stock in connection
 with conversion of capital lease                        --              --              --         448,830
Issuance of common stock in connection
 with the pension plan contribution                      --              --              --         270,000
Issuance of common stock, from treasury,
 in connection with a draw on the equity line
 of credit, net of fees                              21,737          54,343              --          50,474
Issuance of common stock, net of fees                65,554         163,884              --       1,219,029
Issuance of common stock in connection
 with services rendered                                  --              --              --           7,500
Issuance of common stock in connection
 with the exercise of stock options                   4,645          11,613              --         152,168
Cash payment received under common stock
 subscription agreement                                  --              --         187,500         187,500
Net loss                                                 --              --              --      (3,056,327)
                                               ------------    ------------    ------------    ------------

Balance - December 31, 2001                              --    $         --    $         --    $  2,140,635

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  - CONTINUED
                     Years Ended December 31, 2002 and 2001

================================================================================

                                                                               Additional
                                                          Common Stock          Paid-in      Accumulated
                                                    Shares          Amount      Capital        Deficit
                                                ------------    ------------   ------------   ------------
Issuance of common stock, net of fees                175,000    $        175   $    249,825   $         --
Issuance of common stock in connection
 with the exercise of stock options                    3,786               4          6,128             --
Issuance of common stock as satisfaction
 of liabilities                                       24,100              24         51,309             --
Issuance of common stock in connection
 with services rendered                              543,951             544        793,894             --
Issuance of common stock in connection with
 conversion of stockholder notes payable              68,940              69        129,531             --
Issuance of common stock in connection
 with conversion of notes payable and release
 of guarantee, net of fees                           379,253             379        694,960             --
Issuance of detachable common stock warrants,
 in connection with debt financing                        --              --        103,872             --
Issuance of common stock warrants in
 connection with services rendered                        --              --         58,826             --
Issuance of common stock options in
 connection with services rendered                        --              --        143,611             --

Net loss                                                  --              --             --     (4,630,810)
Other comprehensive loss:
     Change in minimum pension obligation                 --              --             --             --

Total comprehensive loss
                                                ------------    ------------   ------------   ------------
Balance - December 31, 2002                        6,314,077    $      6,314   $ 27,817,820   $(28,081,158)
                                                ============    ============   ============   ============

                                               Accumulated
                                                  Other
                                               Comprehensive
                                                   Loss             Total
                                                ------------    ------------
Issuance of common stock, net of fees                           $    250,000
Issuance of common stock in connection
 with the exercise of stock options                                    6,132
Issuance of common stock as satisfaction
 of liabilities                                                       51,333
Issuance of common stock in connection
 with services rendered                                              794,438
Issuance of common stock in connection with
 conversion of stockholder notes payable                             129,600
Issuance of common stock in connection
 with conversion of notes payable and release
 of guarantee, net of fees                                           695,339
Issuance of detachable common stock warrants,
 in connection with debt financing                                   103,872
Issuance of common stock warrants in
 connection with services rendered                                    58,826
Issuance of common stock options in
 connection with services rendered                                   143,611

Net loss                                                          (4,630,810)
Other comprehensive loss:
     Change in minimum pension obligation         (3,098,705)     (3,098,705)
                                                                ------------
Total comprehensive loss                                          (7,729,515)
                                                ------------    ------------
Balance - December 31, 2002                     $ (3,098,705)   $ (3,355,729)
                                                ============    ============

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                    Years Ended
                                                                                    December 31,
                                                                             --------------------------
                                                                                2002           2001
                                                                             -----------    -----------
                                                                                            (As Restated)
Operating activities:
     Net loss                                                                $(4,630,810)   $(3,056,327)
     Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
         Loss from discontinued operations                                       190,206      1,337,993
         Loss on long-term debt extinguishment                                   169,894             --
         Extraordinary loss                                                           --        273,813
         Depreciation and amortization                                           819,307        773,584
         Amortization of discount on note payable                                 37,073         34,044
         Expenses satisfied via issuance of debt or
          equity instruments                                                     989,382        169,459
         Loss (gain) on dispositions of assets                                  (107,418)        11,856
         Impairment loss                                                       1,204,834             --
         (Increase) decrease in assets:
              Accounts receivable                                                575,420       (684,406)
              Inventories                                                          2,032         23,510
              Other current assets                                                33,962        (38,693)
              Prepaid pension cost                                               (34,880)        91,653
         Increase in liabilities:
              Accounts payable and accrued expenses                              330,583        554,409
                                                                             -----------    -----------
     Net cash used in operating activities of
      continuing operations                                                     (420,415)      (509,105)

     Net cash provided by operating activities of
      discontinued operations                                                    584,120        110,008
                                                                             -----------    -----------

     Net cash provided by (used in) operating activities                         163,705       (399,097)

Investing activities:
     Decrease (increase) in restricted funds, net                                 61,200           (583)
     Purchase of property and equipment                                         (190,898)      (361,993)
     Proceeds from sale of property and equipment                                270,000          9,500
                                                                             -----------    -----------
     Net cash provided by (used in) investing
      activities of continuing operations                                        140,302       (353,076)

     Net cash provided by (used in) investing
      activities of discontinued operations                                    1,295,527       (413,352)
                                                                             -----------    -----------

     Net cash provided by (used in) investing activities                       1,435,829       (766,428)

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                   Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
                                                                          (As Restated)
Financing activities:
     Net repayments of bank notes payable                      (64,935)      (241,551)
     Repayment of notes payable - stockholders/officers        (31,000)            --
     Proceeds from notes payable - stockholders/officers            --        260,000
     Proceeds from the issuance of convertible notes
       payable, net of costs                                 1,374,000             --
     Repayments of long-term obligations                    (1,836,697)      (269,478)
     Repayment of long-term obligations - stockholders              --        (13,245)
     Proceeds from issuances of common stock,
      net of expenses                                          256,132      1,476,535
     Cash paid for deferred financing costs                         --        (33,168)
                                                           -----------    -----------
     Net cash provided by (used in) financing
      activities of continuing operations                     (302,500)     1,179,093

     Net cash used in financing activities of
      discontinued operations                               (1,390,817)       (69,227)
                                                           -----------    -----------

     Net cash provided by (used in) financing activities    (1,693,317)     1,109,866
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents           (93,783)       (55,659)
Cash and cash equivalents - beginning of year                  130,242        185,901
                                                           -----------    -----------

Cash and cash equivalents - end of year                    $    36,459    $   130,242
                                                           ===========    ===========

Supplemental continuing operations cash flow
 disclosures:
     Cash paid for:
         Interest                                          $   438,124    $   224,849
                                                           ===========    ===========

         Income taxes                                      $     4,048    $    11,662
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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Osley and Whitney, Inc. (O&W) ; Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). The Company operated in three segments: the Laser Group (LF, MLPC, ET, MMT and MT) the Photonics Group (IP) and the Plastics Group (O&W and EP). All significant intercompany accounts and transactions have been eliminated.

      The Company's continuing operations consist of its Laser Group, which provides traditional laser services, including welding, machining, drilling and engraving manufacturing services. The Plastics Group previously provided proprietary mold building and rapid prototyping services and the Photonics Group previously provided contracted research and development for government and commercial customers in applied photonics and advanced laser technologies. During the years ended December 31, 2001 and 2002, the operations of the Plastics Group and Photonics Group, respectively, were discontinued (see Note
4). Subsequent to December 31, 2002 the Company began a new business venture focusing on consulting and systems design and development and integration services in security applications (Note 2).

NOTE 2. - MANAGEMENT PLANS AND SUBSEQUENT EVENTS

Business Strategy

      During fiscal 2002, the Company completed the sale of its subsidiary Express Pattern, which resulted in the infusion of $575,000 in cash that was used to repay certain O&W debt and for working capital purposes (see Note 4).

      On October 30, 2002, Infinite Photonics, Inc. (included in the Photonics Group) received a Notice of Termination of its DARPA Contract. The Contract was terminated for the Government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The Company worked very closely with the Government throughout the settlement process. The Company presented the Terminating Contracting Officer with all costs associated with the terminated contract and has finalized a negotiated settlement. All work allowable under the Contract that has occurred as of the termination date, and all reasonable costs allowable under the settlement provisions, have been reimbursed by the Government.

      On December 31, 2002, the former Chairman and CEO of the Company resigned to become the Chief Executive Officer of Laser Fare. A former outside board member assumed the positions of Chairman of the Board, President and CEO of the Company on January 6, 2003.

      Because of the Government's termination of the DARPA contract, the Company's new management team decided to discontinue the Photonics segment of its business (see Note 4). Without the government funding provided by the DARPA contract, management did not believe that sufficient funds could be raised to successfully commercialize its laser diode technology in the foreseeable future. Consequently, the Company decided to restructure its business along different lines.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS AND SUBSEQUENT EVENTS - CONTINUED

      Subsequent to December 31, 2002, the Company began involvement in the field of information technology consulting and integration, concentrating on the emerging area of biometric technology as a complement to that effort. The Company's IT services include strategic staffing, program management, project management, technical engineering, software development and enterprise resource planning. The Company has entered into several Subcontract Agreements with a number of prime contractors to the Federal Government.

      The Company entered into a 3-year Subcontract Agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. Government.

      In December 2003, the Company was awarded a Federal Supply Schedule Contract by the U.S. General Services Administration ("GSA"). Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.

      In 2003, the Company entered into a License Agreement with a privately held technology company. The License Agreement gives the Company the ability to use, market and sell certain proprietary fingerprint recognition technology. The Company has completed development of an access control terminal and related software called Touch-Thru(TM) incorporating that technology. The Company intends to be in a position to market and sell that product beginning in 2005 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

      As part of its restructured business plan, the Company made a decision in 2003 to eliminate certain non-core businesses. On December 31, 2003, the Company and LF entered into an Asset Purchase Agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former Chairman and CEO of the Company. LF recorded a loss on the sale of approximately $99,000 for the year ended December 31, 2003. During the year ended December 31, 2003, LF had a loss from operations of approximately $417,000, (loss of approximately $1,130,000 in 2002, which includes asset impairment provisions of approximately $742,000). On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF and recognized a loss on the disposition of approximately $224,000. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF.

Capital Formation Strategy

      On August 5, 2003, the financial institution which held the consolidated promissory obligation with O&W, that was guaranteed by IGI (See Note 7a), sold the obligation to a related third party. The sale of the consolidated promissory note is evidenced by a non-recourse assignment agreement between the financial institution and the related third party. The financial institution assigned the rights under the consolidated promissory note to the related third party. As of December 31, 2003 the Company is obligated to the related third party for principal and accrued interest in the aggregate amount of approximately $219,000. Subsequent to December 31, 2003 the terms of the note were revised and the principal is now due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS AND SUBSEQUENT EVENTS - CONTINUED

      At various times subsequent to December 31, 2002 and through March 31, 2005, the Company issued an aggregate of 9,620,388 shares of common stock to nine individual investors resulting in proceeds of $486,000 or an average price of $.05 per share.

      At various times subsequent to December 31, 2002 and through March 31, 2005, the Company issued 1,747,500 shares of common stock as payment for notes payable and certain services performed for the Company. The fair market value of the common stock issued equaled the amount of the outstanding liabilities, which amounted to an aggregate of $87,375 or $.05 per share. In addition, the Company issued 1,500,000 common shares for employee services, which were valued at $75,000 or $.05 per share.

      At various times subsequent to December 31, 2002 and through March 31, 2005, a related third party and one board member loaned the Company a total of $675,800. These loans are evidenced by unsecured promissory notes bearing interest at 6% per annum. The principal and accrued interest on all but one of these notes are due and payable on January 1, 2007 and are convertible at the option of the holder at any time after September 1, 2005 into common stock at a price of $.05 per share (one note in the principal amount of $44,000 is due on May 18, 2005 and is not convertible).

      In addition, at various times subsequent to December 31, 2002, the Company issued several short-term promissory notes to another individual who is a shareholder and the former president of the Company, in the aggregate amount of $265,000, each note bearing interest at 12% per annum. The promissory notes are to be repaid with monthly payments of interest only with a lump sum payment of the principal and interest due in January 2006. These notes have no conversion provisions.

      The new business strategy described above, as well as the various capital raising activities engaged in by the Company subsequent to December 31, 2002 have allowed the Company to continue operations during that period. The Company believes, but can offer no assurances, that its current operations, as restructured, coupled with its demonstrated ability to raise capital will provide sufficient working capital to fund its operations through 2005 and beyond.

      2005 Stock Option Plan - In March 2005 the Board of Directors authorized and approved a 2005 stock option plan. The plan authorizes the granting of options to purchase up to 4,000,000 shares of the Company's common stock. The plan shall terminate 10 years after the effective date of the plan. The stock option plan is subject to the approval of the shareholders of the Company.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents at December 31, 2002 and 2001 consist primarily of money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement (see
Note 8). These funds are held in cash deposit and treasury trust accounts.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable net of an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is to not accrue interest on past due receivables. The allowance for doubtful accounts of continuing operations was approximately $38,000 and $40,000 at December 31, 2002 and 2001, respectively. As of December 31, 2001, there was an allowance for doubtful accounts receivable of $150,000 relating to assets of discontinued operations (see Note 4).

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories from continuing operations consist of the following:

                      December 31,
                  -------------------
                    2002       2001
                  --------   --------

Raw materials     $ 54,509   $ 60,805
Work-in-process     73,283     69,019
                  --------   --------

                  $127,792   $129,824
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

      Deferred financing costs are amortized using the straight-line method over the terms of the related financing instruments, which range from two to fifteen years. Patents were amortized on the straight-line method over their estimated useful lives, commencing with the date of issuance.

      Impairment of Goodwill and Intangible Assets - During 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142 (FASB 142), "Goodwill and Other Intangible Assets". This standard specifies, among other things, that goodwill no longer be amortized but instead is subject to an impairment test, which is to be performed at least annually. In addition intangible assets that are subject to amortization are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      At December 31, 2002, the Company determined that the carrying amount of the goodwill in the amount of $71,185 was impaired, and the amount exceeded its fair value. Therefore, the Company recorded an impairment loss of $71,185 during the year ended December 31, 2002. This loss is included in goodwill impairment loss on the consolidated statements of operations for the year ended December 31, 2002.

      As a result of suspending the activity of the Photonics Group during 2002 (Note 4), the patents that IP possessed were determined to be impaired and an impairment loss of approximately $468,000 was recorded and is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

      Various patents amounting to approximately $46,000 used in the Laser Group were also determined to be impaired during 2002 and as a result were written off. The remaining patent amounting to approximately $353,000, which was acquired in 2001, relates to a certain laser application technology, which was to be utilized in the Laser Group. This patent was also determined to be impaired during 2002 and as a result was written off. These impairment losses of approximately $399,000 are included in impairment loss on property, plant and equipment and intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2002.

      Impairment of Long-Lived Assets - During 2001, the Company adopted the provisions of the Financial Accounting Standards Board issued Statement No. 144 (FASB 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new statement required the recognition of an impairment loss when the undiscounted cash flows will not be adequate to recover the carrying amount. The computation incorporates a probability-weighted cash flow estimation approach. The Company periodically reviews the recoverability of the carrying value of its long-lived assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its long-lived assets may warrant revision.

      As a result of suspending the activity of the Photonics Group (Note 4), the Company determined that the carrying amount of the equipment relating to this Group were no longer recoverable and exceeded its fair market value. As the Company does not anticipate any future cash flows from the equipment, the Company has determined the machine to be impaired and has recorded an impairment loss in the amount of $148,000 for the year ended December 31, 2002. This amount is included in the loss from discontinued operations in the accompanying consolidated statement of operations.

      The Company also determined that the carrying amount of the equipment related to the Laser Group's laser application technology was no longer recoverable and exceeded its fair market value. The Company does not anticipate any future cash flows from the machine and has been unsuccessful in finding a potential buyer for the machine. Therefore, the Company determined the machine was worthless and recorded an impairment loss for the remaining net book value of approximately $735,000 in 2002. This amount is included in impairment loss on property, plant and equipment and intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

      During the year ended December 31, 2002 sales to one customer accounted for 17% of total revenues from continuing operations and 24% of accounts receivable at December 31, 2002. Sales to a different customer, included in discontinued operations, accounted for 9% (12% - 2001) of total revenues and 10% (33% - 2001) of accounts receivable at December 31, 2002.

      Advertising  -  The  Company  expenses   advertising  costs  as  incurred.
Advertising expense was approximately $19,000 and $30,000 from continuing operations for the years ended December 31, 2002 and 2001, respectively.

      Research and Development Costs - All costs related to internal research and development are expensed as incurred. There were no research and development costs incurred during the year ended December 31, 2002. Research and development expense from continuing operations amounted to $21,132 for the year ended December 31, 2001 and consists primarily of salaries. Research and development expenses included in discontinued operations for the year ended December 31, 2001 amounted to $73,533. Contracted research and development conducted for others is classified as cost of sales. Research and development costs that the Company has subcontracted out are recognized as cost of sales as incurred.

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

      Earnings Per Share - Basic net loss per share is based upon the actual weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of December 31, 2002 and 2001, all outstanding stock options, warrants and convertible obligations have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      If the Company had generated earnings during the year ended December 31, 2002, 17,002 common stock equivalent shares would have been added to the weighted averages shares outstanding (792,156 - December 31, 2001). These additional shares represent the assumed conversion of convertible debt and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company's stock during the year. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Comprehensive Loss - The Company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Loss." Comprehensive loss, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company's net loss, the change in equity components under comprehensive loss includes the minimum pension obligation adjustment.

      Reclassifications - Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

      Stock Based Compensation - The Company accounts for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to
Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net loss and loss per share for 2002 and 2001, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (see Note 11). Stock options and warrants issued to non-employees are recognized as compensation expense based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

NOTE 4. - DISCONTINUED OPERATIONS

      Photonics - On October 30, 2002, the Company's IP subsidiary received a Notice of Termination of its DARPA contract. The contract was terminated for the Government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Company's IP Subsidiary. As a result of the termination, management has decided to suspend the activities of the Photonics Group and liquidate the remaining assets. During the year ended December 31, 2002 the Company had income from operations up until the decision by management to suspend the activities of the Photonics Group of approximately $84,000. For the year ended December 31, 2001, the Photonics group sustained a loss from operations of $344,000, which is included in loss from discontinued operations on the accompanying consolidated statements of operations. During the year ended December 31, 2002, impairments of the intellectual property and property and equipment were recorded, amounting to approximately $468,000 and $148,000, respectively. These amounts are included in the loss on disposal of discontinued operations in the accompanying statement of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      Plastics - On March 29, 1999, the Company acquired 100% of the common stock of O&W, a mold building Company. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes, See Notes 9 & 10). The O&W acquisition was accounted for under the purchase method of accounting. In April 1999 the Company formed EP, to compliment its O&W subsidiary. EP was formed to allow customers' design engineers to produce rapid prototype parts. In the fourth quarter of 2001 IGI's Board of Directors resolved to dispose of O&W and EP. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary.

      Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees. During the year ended December 31, 2001, O&W had incurred a loss up until the decision to dispose of the Plastics Group of approximately $751,000, which is included in loss from discontinued operations on the accompanying statements of operations.

      As of December 31, 2001 a loss on disposal of discontinued operations of $622,000 was recorded, representing the writedown of property, plant and equipment and inventory to their net realizable value ($472,000) and an allowance for doubtful accounts receivable ($150,000). During the first quarter of 2002, all of the inventory and equipment of O&W were sold at auction, resulting in net proceeds of approximately $416,000 and a gain of approximately $27,000. The carrying value of the O&W land and building was reduced by $151,000 as of June 30, 2002, based on the estimated net proceeds at that time. This land and building was sold at auction during the third quarter of 2002 for $650,000, resulting in an additional loss of approximately $70,000, including closing costs. The aggregate loss from these 2002 transactions was approximately $194,000 and is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations.

      The proceeds from the liquidation were used to repay a portion of the remaining mortgage, term loan and demand note bank obligations, which were secured by the assets. In addition a portion ($300,000) of the proceeds from the sale of the net assets of EP were used to repay a portion of these secured obligations. These obligations were also guaranteed by IGI. As of December 31, 2001 the amounts outstanding under these bank obligations amounted to approximately $1,550,000 and were included in liabilities of discontinued operations in the accompanying balance sheet. The remaining net obligation to the secured lender after the repayments, including accrued interest and closing expenses, amounted to approximately $211,000. IGI assumed this remaining outstanding balance and reduced its intercompany receivable from O&W. The secured lender agreed to convert the balance into a 7.75% term loan due in monthly installments of approximately $7,275 based on a 30-month amortization schedule, with a balloon payment of approximately $145,000 due in October of 2003. As of December 31, 2002, approximately $197,544 remains outstanding under this note and is included in notes payable (see Note 7(a)).

      In addition to the above transactions, during the year ended December 31, 2002, O&W recorded an additional reserve for uncollectable receivables and recognized additional obligations to creditors in the aggregate amount of approximately $121,000. These additional costs incurred related to the discontinued operations and are included in the loss on disposal of discontinued operations in the accompanying consolidated statement of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      During the fourth quarter of 2002, the Company sold all of the issued and outstanding stock (100 shares) of O&W to an unrelated third party for $100. As part of the stock sale agreement, the Company retained the O&W pension asset and related obligation (see Note 13). As a result of the sale of stock, the Company wrote off the outstanding intercompany receivables due from O&W. The net impact on the sale and asset writedown resulted in a gain of approximately $693,000, which is included in loss on disposal of discontinued operations on the accompanying consolidated statement of operations.

      On March 14, 2002, the Company sold the net assets of its EP subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and the Company's chief operating officer at the time of sale. The sale was negotiated at "arm's length" by disinterested management with the former employees and his financier. The gain resulting from this transaction amounted to approximately $45,000 and is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations. During the year ended December 31, 2002 EP's operations resulted in income up until the decision to dispose of the Plastics Group of approximately $3,000 ($379,000 - 2001), which is included in loss from discontinued operations in the accompanying statement of operations. During 2002, IGI offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, the Company wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting approximately to $76,000 is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2002 in the amount of $9,633 has not been recognized, because management feels collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2002 after the offset and write-off is approximately $74,000.

      In accordance with FASB 144, the disposal of the Photonics and Plastics segments have been accounted for as a disposal of business segments and accordingly, the net assets (liabilities) for IP, O&W and EP have been segregated from continuing operations in the accompanying December 31, 2002 consolidated balance sheet and classified as assets of discontinued business segments held for sale. The operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations and cash flows. The accompanying consolidated statement of operations and cash flows for the year ended December 31, 2001 have been restated to present separately the operating and cash flow results of the Photonics discontinued segment together with the Plastics discontinued segment. The 2001 consolidated balance sheet has not been restated to segregate IP assets.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      The following is a summary of financial position and results of operations at December 31, 2002 and 2001 and for the years then ended for the disposed Photonics (IP) and Plastics (O&W and EP) segments:

                                                          December 31,
                                                   --------------------------
Financial Position                                     2002           2001
                                                   -----------    -----------

Current assets                                     $   943,683    $   580,799
Property and equipment                                      --      1,985,875
                                                   -----------    -----------

    Total assets of discontinued operations        $   943,683    $ 2,566,674
                                                   ===========    ===========

Accounts payable and accrued expenses              $ 1,395,203    $   963,646
Unsecured note payable                                   5,000             --
Secured bank obligations                                    --      1,550,038
Capital lease obligations                                   --        473,220
                                                   -----------    -----------

    Total liabilities of discontinued operations   $ 1,400,203    $ 2,986,904
                                                   ===========    ===========

                                                     Years Ended December 31,
                                                   --------------------------
Results of Operations                                  2002           2001
                                                   -----------    -----------

Revenue                                            $ 5,909,777    $ 6,668,581
                                                   ===========    ===========

Income (loss) from discontinued operations         $    87,357    $  (715,993)
Loss on disposal of discontinued operations           (277,563)      (622,000)
                                                   -----------    -----------

    Net loss from discontinued operations          $  (190,206)   $(1,337,993)
                                                   ===========    ===========

NOTE 5. - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation at IP are included in the December 31, 2001 amounts below, however, amounts at December 31, 2002 are included in assets of discontinued operations (see Note 4). Property and equipment from continuing operations consists of:

                                                                                             December 31,
                                                     Depreciable             -----------------------------------------
                                                        Lives                     2002                     2001
                                              ---------------------------    ---------------         -----------------

         Land                                         N/A                    $      100,000          $       100,000
         Building and leaseholds               18      -     40 years             1,064,055                1,007,145
         Machinery and equipment               5       -     10 years             5,635,662                6,487,227
         Furniture and fixtures                5       -      7 years               656,541                  694,988
                                                                              -------------           --------------
                                                                                  7,456,258                8,289,360
         Accumulated depreciation                                                (4,413,671)              (3,826,238)
                                                                              --------------          ---------------

                                                                             $    3,042,587          $     4,463,122
                                                                              =============           ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5. - PROPERTY AND EQUIPMENT - CONTINUED

      Included above is the following property and equipment held under capital leases.

                                                    December 31,
                                      ------------------------------------------
                                           2002                      2001
                                      ----------------          ----------------

         Land                         $       100,000           $       100,000
         Building and leaseholds              725,762                   725,762
         Machinery and equipment              878,052                   878,052
                                       --------------            --------------
                                            1,703,814                 1,703,814
         Accumulated depreciation          (1,011,555)                 (917,255)
                                       ---------------           ---------------

                                      $       692,259           $       786,559
                                       ==============            ==============

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $94,300 and $101,348 in 2002 and 2001, respectively.

      During the first quarter of 2002, the Company sold all of the property and equipment of its MLPC subsidiary, including customer lists, to a third party and ceased operations of this subsidiary. The sale price of $300,000 consisted of cash of $270,000 and a $30,000 promissory note, which bears interest at 8% and was due in July 2002. The transaction resulted in a gain of approximately
$137,000. During the fourth quarter of 2002, it was determined that the note receivable was not collectible. Accordingly, this asset was written off and reduced the gain for the year ended December 31, 2002 to approximately $107,000.

NOTE 6. - INTANGIBLE ASSETS

      Intangible assets consists of the following:

                                                   December 31,
                                    -------------------------------------------
                                         2002                       2001
                                    ----------------          -----------------

          Deferred financing costs  $       119,499           $       257,958
          Patents                             -                       796,985
          Goodwill                            -                       249,227
                                     --------------             -------------
                                            119,499                 1,304,170
          Accumulated amortization          (59,274)                 (258,211)
                                     ---------------            --------------

                                    $        60,225           $     1,045,959
                                     ==============             =============

      The approximate future amortization for the deferred financing costs for the next five years is approximately $6,400 per year.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - INTANGIBLE ASSETS - CONTINUED

      During the year ended December 31, 2002, the Company determined that certain intangibles assets were impaired and as a result the Company adjusted the carrying value of the assets accordingly. Certain deferred financing costs were impaired as a result of the Company repaying the related obligations during the year (See note 8a) and are recorded as a loss on debt extinguishment in the accompanying statement of operations. As a result of suspending the activity of IP (See note 3), the related patent technology was determined to be impaired and an impairment loss was recorded and is included in loss on discontinued operations. In addition, several patents relating to the Laser Group were determined to be impaired and as a result were written off. At December 31, 2002 the Company determined that the carrying amount of goodwill relating to LF was no longer recoverable, and the amount exceeded its fair value. Therefore, the Company recorded an impairment loss (See Note 3). The amount is recorded in goodwill impairment loss in the accompanying statement of operations.

NOTE 7. - NOTES PAYABLE

      Notes payable consists of the following:

                                                       December 31,
                                         ---------------------------------------
                                               2002                    2001
                                         ------------------     ----------------

          Banks (a)                      $        428,276       $       282,206
          Stockholders/officers (b)                83,906               124,906
                                          ---------------         -------------

                                         $        512,182       $       407,112
                                          ===============         =============

         (a) Bank revolving demand notes - LF maintained a line of credit with a financial institution that provided for borrowings of up to $525,000 with interest at the bank's prime rate plus .50%. During November 2001, LF refinanced the outstanding balance on the line of credit, which amounted to approximately $285,000, into a demand note. The bank demand note required monthly principal and interest payments amounting to approximately $5,800 through November 2002, at which point the remaining unpaid balance was due. This due date has been extended through November 1, 2004 with a reduction of required monthly principal and interest payments to approximately $4,000 through the extended due date. In addition, LF is required to pay a monthly principal curtailment of $5,000. The outstanding balance as of December 31, 2002 amounted to $230,732 ($282,206 -
              2001) and bears interest at the bank's prime rate (4.25% at December 31, 2002) plus 3%. All the assets of LF and the guarantee of the Company secure the note.

              IGI   guaranteed   and  assumed  the   outstanding   secured  bank
              obligations of O&W (see Note 4). The remaining obligation with this financial institution is evidenced by a new consolidated promissory note. The new consolidated promissory note is amortized over thirty months, and will be repaid in twelve monthly installments of $7,276 plus interest at 7.75% per annum with a balloon payment of approximately $145,000 due in November 2003. The outstanding balance as of December 31, 2002 amounted to $197,544. The outstanding balances as of December 31, 2001, amounting to $211,005 is included in liabilities of discontinued operations. Subsequent to December 31, 2002 the bank sold this obligation to a related third party (see Note 2).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7. - NOTES PAYABLE - CONTINUED

         (b) Notes payable, stockholders/officers - During the year ended December 31, 2001, the Company issued various unsecured short-term notes payable to the president/principal stockholder amounting to $150,000 of which $100,000 was subsequently applied to the purchase of 39,526 shares of common stock of the Company (see Note
              10) during 2001. During 2002, the Company repaid $26,000 of the notes. The remaining outstanding balance at December 31, 2002 amounted to $24,000 ($50,000 - 2001) and bears interest at 10%.

              During the year ended December 31, 2001, the Company issued unsecured short-term notes payable to various employees/stockholders, amounting to an aggregate of $120,000 of which $50,000 was subsequently applied to the purchase of 25,486 shares of common stock of the Company (see Note 10) during 2001. During 2002 the Company repaid $5,000 of these notes. One of these notes in the amount of $10,000 is between IP and a former employee. The amount is included in notes payable for the year ended December 31, 2001 and as a result of the discontinued operations of IP (see Note 4) the amount has been appropriately recorded as liabilities of discontinued operations for the year ended December 31, 2002. The remaining outstanding balance from continuing operations of $55,000 ($70,000 - 2001) bears interest at 10%.

              During the year ended December 31, 2000, the Company issued unsecured short-term notes payable to three employees/stockholders, amounting to $42,500 as consideration for unpaid compensation. During the year ended December 31, 2001, approximately $14,000 of this amount was applied to the exercise of options for 8,104 shares of common stock of the Company (see
              Note 10). The remaining outstanding balance of $4,906 bears interest at 8% per annum.

NOTE 8. - LONG-TERM OBLIGATIONS

         Long-term obligations consists of the following:

                                                             2002                2001
                                                        ----------------   -----------------
           Term notes (a)                               $     2,031,295    $     2,768,574
           Capital lease obligations  (b)                       520,000            660,000
                                                         --------------     --------------
                                                              2,551,295          3,428,574
           Less current maturities and classifications        2,551,295            841,878
                                                         --------------     --------------

           Total long-term obligations                  $         -        $     2,586,696
                                                         ==============     ==============

      (a) Term notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2002 amounted to $877,760 ($957,882 - 2001) and bears interest at the bank's prime rate (4.25% at December 31, 2002) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The Company was in violation of certain loan covenants as of December 31, 2002 and 2001. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2002. The bank waived the violations for the year ended December 31, 2001.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

              A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2002 amounted to $1,116,117 ($1,178,766 - 2001) and bears interest at the bank's prime rate (4.25% at December 31, 2002) plus .75%. The Company has violated certain covenants under the term of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2002. The bank waived the violations for the year ended December 31, 2001.

              A $125,000 bank term promissory note which requires monthly principal and interest payments amounting to approximately $1,800 through July 2006. The outstanding balance as of December 31, 2001 amounted to $79,926 bearing interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the loan. The note was repaid in full during 2002.

              An $828,000 note payable to the estate of a former shareholder of O&W (the Estate), due in three equal annual installments of $276,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2001 amounted to $552,000. On January 4, 2002, the Company entered into a securities purchase agreement (the "Agreement") with the Estate, which was amended and restated during the quarter ended June 30, 2002. In accordance with the Agreement, as revised, the Estate purchased 379,253 shares of the Company's common stock, which were paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507 (the "Indebtedness"). The Indebtedness related to past due consulting fees, outstanding debt and related accrued interest owed to the Estate by the Company at December 31, 2001, and fees incurred by the Estate relating to the Agreement.

              On February 5, 2002, the Company completed a $1 million debt financing with Laurus Master Fund, Ltd. The Company received $1 million in cash, less fees amounting to $89,000, in exchange for its issuance of a $1 million two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The annual fees were subject to reduction by 1% for every $100,000 in note principal amount converted to common stock up to an aggregate 10%. The outstanding principal and interest was due in full on February 5, 2004. The note was convertible, at the option of the holder, into shares of the Company's common stock at a price of $2.00 per share. In the event of a default by the Company, the conversion price is subject to downward adjustment. The proceeds from this note were held in a secured deposit account. Withdrawals from this account were restricted to funding expenses for work under the Defense Advanced Research Projects Agency (DARPA) contract and for the growth of accounts receivable with commercial customers in the operation of the Company's IP Subsidiary. The note was secured by this restricted account, the accounts receivable under the DARPA contract, and substantially all other assets of the Company and its IP subsidiary. In connection with this transaction, detachable warrants to purchase 50,000 shares of the common stock of the Company at $2.40 per share were issued to the investor. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds, amounting to approximately $53,000, was allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount was being amortized to interest expense over the term of the note.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

              On June 21, 2002, the Company completed an additional $500,000 debt financing with the Laurus Master Fund, Ltd. The Company received $500,000 in cash, less fees amounting to $37,000, in exchange for its issuance of a $500,000 two-year convertible note bearing interest and fees at the annual rate of 15% payable monthly. The proceeds from this note were unrestricted and were secured by substantially all other assets of the Company and its IP Subsidiary. The annual fees are subject to reduction by 1% for every $50,000 in note principal amount converted, up to an aggregate 10%. This note was convertible into shares of the Company's common stock at the option of the holder at a price of
              $2.00 per share. In the event of a default by the Company, the conversion price was subject to downward adjustment. In connection with this transaction, detachable warrants to purchase 25,000 shares of the common stock of the Company at $2.40 per share were issued to the investor. The warrants were immediately exercisable and expire five years from the date of grant. A portion of the proceeds of the note amounting to approximately $25,000 has been allocated to the warrants and is reflected as additional paid-in capital and as a note discount. The warrant value was determined using the Black-Scholes option-pricing model. The note discount was being amortized to interest expense over the term of the note.

              During the fourth quarter of 2002, the Company's contract with DARPA was terminated, which resulted in an event of default under the Company's financing agreements with Laurus Master Fund, Ltd. Upon occurrence of this event, the $1.0 million two-year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus Master Fund, Ltd. took immediate possession of the funds held by the Photonics Group in restricted bank accounts. Approximately $1.474 million was applied as a reduction of the outstanding obligation. As of December 31, 2002, $37,418 remains outstanding and is included in the current portion of long-term obligations. Upon termination the unamortized loan closing costs and note discount in the amount of $169,894 were written off and is presented as "loss on debt extinguishment" on the accompanying statement of operations.

       (b) Capital lease obligations - The Company is obligated under a capital lease for an operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of December 31, 2002 amounted to $520,000 ($660,000 - 2001). Annual payments of principal are $35,000 for fiscal 2003 and increase by $5,000 annually through June 2012. Under the terms of this credit facility, the Company is prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company is required to comply with certain covenants. Certain of these covenants were violated at December 31, 2002. Accordingly, the entire outstanding portion of this obligation has been classified as current.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

              The Company was also the lessee of certain machinery and equipment under a capital lease that expired in 2002. The outstanding balance as of December 31, 2001 amounted to $74,508. The monthly payments under this lease amount to approximately $7,200, including interest at the rate of 10.47%. The Company entered into another capital lease for certain machinery and equipment during the year ended December 31, 2001. The monthly payments under this lease amounted to approximately $8,700, including interest at
              5.42% through June 2005, at which time a balloon payment of approximately $66,000 is due. The outstanding balance as of December 31, 2001 amounted to $398,712. These capital leases are included in liabilities of discontinued operations on the accompanying balance sheet at December 31, 2001. During 2002, the Company completed the sale of the net assets of this subsidiary (see Note 4).

      Minimum future annual payments of long-term obligations as of December 31, 2002 are as follows:

                   2003                                          $     268,235
                   2004                                                244,084
                   2005                                                257,840
                   2006                                                267,058
                   2007                                                281,761
                   Thereafter                                        1,590,467
                                                                  ------------
                   Total minimum payments                            2,909,445
                   Less amount representing interest                   358,150
                                                                  ------------
                                                                     2,551,295
                   Less current maturities                             223,216
                   Less current maturities due to violation
                    of covenant                                      2,328,079
                                                                  ------------

                   Total long-term obligations                   $       -
                                                                  ============

NOTE 9. - LONG-TERM OBLIGATIONS - STOCKHOLDERS

         Amounts consisted of convertible notes payable to former shareholders of O&W, aggregating $372,000, due in three equal annual aggregate installments of $124,000, with interest at 8.0%, beginning in April 2000. The outstanding balance as of December 31, 2001 of $120,000 along with accrued interest of $9,600 was satisfied in full during 2002. The Company had the option to pay interest by delivery of shares of the Company's common stock. The former shareholders had the option to convert 50% of the principal balance due into common stock of the Company on each payment date based on the fair value of the stock one-year preceding the payment date. During the years ended December 31, 2002 and December 31, 2001, the final portion of these notes were satisfied through the issuance of 68,940 and 85,526 shares common stock, respectively (see
Note 10B).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY)

         A.   Preferred Stock

              The certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of Preferred Stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2002 and 2001, there were no preferred shares issued or outstanding.

         B.   Common Stock

              During the year ended December 31, 2002, the following common stock transactions took place:

      o The Company issued 175,000 shares of common stock to accredited investors at prices ranging from $1.00 to $2.00 per share, resulting in proceeds of $250,000.

      o An employee exercised stock options resulting in the issuance of 3,786 shares of common stock. Total consideration resulting from these exercised options amounted to $6,132.

      o The Company issued 24,100 shares of common stock as satisfaction of outstanding payroll related liabilities amounting to $51,333. The fair market value of the shares issued equaled the amount of the recorded liability.

      o     The Company  entered into  agreements  with  consultants  to provide
            certain  services  to  the  Company.   As  consideration  for  these
            services, the Company issued 543,951 shares of common stock amounting to $794,438. The fair market value of the shares issued equaled the amount of the services provided.

      o Stockholder notes payable in the amount of $120,000, along with accrued interest and other expenses amounting to $9,600 aggregating $129,600, were converted into 68,940 shares of the Company's common stock.

      o The Company sold 379,253 shares to the "Estate" of a former stockholder of O&W which were paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507 less costs of $63,168.

              During the year ended December 31, 2001, the following common stock transactions took place:

      o Stockholder notes payable in the amount of $180,000 and $3,508 of related accrued interest (see Note 7) were converted into 81,280 shares of common stock. The fair market value of the shares issued equaled the amount of the recorded liability.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY) - CONTINUED

      o Stockholder term notes in the amount of $739,582 and $42,455 of related accrued interest (see Note 9), as well as accrued employee related expenses of $8,800 were converted into 333,976 shares of common stock. The fair market value of the shares issued equaled the amount of the recorded liability.

      o The Company issued 225,000 shares of common stock as satisfaction for a capital lease obligation and related accrued interest, amounting to $448,830 due to the Company's president and principal stockholder (see Note 9). The fair market value of the shares issued equaled the amount of the outstanding liability.

      o The Company issued 100,000 shares of its common stock at a price of $2.70 per share as a contribution to the defined benefit pension plan (see Note 13). The total fair market value of common stock contribution amounted to $270,000.

      o     In  connection  with a drawdown on the equity line of credit,  (Note
            10c), the Company issued 21,737 shares of common stock from treasury, resulting in proceeds of $50,474, net of expenses of $12,206.

      o In private placement transactions with accredited investors, the Company entered into agreements to sell common stock at prices ranging from $1.25 to $2.25 per share, resulting in the issuance of 703,528 shares of its common stock, of which 65,554 shares were issued from treasury. Total consideration resulting from these agreements amounted to $1,219,029, net of fees of $133,371. In connection with these transactions, the Company granted warrants to the investors to purchase, in aggregate, 24,000 shares of common stock with exercise prices ranging from $3.00 to $4.00 per share. The Company also granted 49,400 warrants to the placement agents with exercise prices ranging from $3.00 to $4.00 per share. A portion of the proceeds, amounting to $51,706 and $62,414, respectively, was allocated to these warrants (see Note 10D). The Company issued 3,750 shares of common stock, valued at $7,500, to a placement agent in exchange for services provided in connection with the private placement transactions. The fair market value of the shares issued equaled the amount of the services provided.

      o Various employees exercised stock options with exercise prices ranging from $1.00 to $2.50 per share, resulting in the issuance of 105,913 shares of common stock, of which, 4,645 were issued from treasury. Total consideration resulting from these exercised options amounted to $152,168. In lieu of cash payments, $14,040 related to the satisfaction of outstanding notes payable (see Note 7) and $126,094 reduced outstanding employee related expenses.

      o The unpaid portion of $187,500 related to a private placement transaction in 2000, which was recorded as a stock subscription receivable, was received, at which time 93,750 shares were issued.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY) - CONTINUED

         C.    Equity Line of Credit

               On November 20, 2000, the Company entered into an equity line of credit agreement with an accredited investor Cockfield Holdings Limited (Cockfield) to purchase up to 3,000,000 shares of common stock of the Company over a three-year period beginning February 9, 2001. During this three-year period, the Company could request a drawdown under the equity line of credit by selling shares of the Company's common stock to the investor. The price per share was determined using a formula based on 87.5% of the Company's closing share price 20 days immediately following the drawdown date.

               During the year ended December 31, 2001, the Company drew down on the equity line of credit and issued 21,737 shares of treasury stock resulting in net proceeds of $50,474 (see Note 10B). The aggregate discount of the selling price from the market price of the Company's common stock on the date of issuance was immaterial.

               On July 23, 2002, the Company and Cockfield agreed to terminate the equity line of credit agreement. As a result of the termination, the Company was released, and the Company released Cockfield, from any further obligation under the terms. Unamortized capitalized costs associated with this transaction, amounting to $67,269, were charged to expense during the year ended December 31, 2002 as a result of the termination.

               In conjunction with the establishment of the equity line of credit, the Company issued warrants to this investor to purchase 200,000 shares of the Company's common stock for an exercise price of $3.135, which expire November 30, 2003. These warrants survived the termination of the agreement.

         D.   Warrants

              In connection with the issuance of convertible debentures in 1997, the Company issued warrants to the placement agent to purchase up to an aggregate of 10,775 shares of common stock of the Company. The warrants are exercisable for a five-year term commencing February 1997 at an exercise price of $10.30 per share. When the warrants were granted, they were valued and recorded as additional paid-in capital in the accompanying balance sheet. The warrants expired during the year ended December 31, 2002.

              In connection with the issuance of notes payable to the Company's president and principal stockholder during 1998, 536,000 detachable warrants were issued. These warrants are exercisable for $5.60 per share and expire during 2003. As the warrants vested, they were valued and recorded as additional paid-in capital in the accompanying balance sheet.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY) - CONTINUED

              In connection with common stock issued to the Company's president/principal stockholder during 2000, the Company issued warrants to purchase 33,900 shares of common stock at exercise prices ranging from $1.63 to $3.42 per share. The warrants vested immediately and have a three-year term. A portion of the proceeds, amounting to $105,666 determined utilizing the Black-Scholes pricing model, was allocated to these warrants. During 2000, 25,000 of these warrants were exercised. As of December 31, 2002 and 2001, 8,900 of these warrants remain outstanding.

              In connection with a private placement transaction during 2000, the Company issued warrants to various accredited investors to purchase an aggregate of 4,300 shares of common stock at an exercise price of $3.95 per share. The warrants vest immediately and have a three-year term. A portion of the proceeds, amounting to $8,514, determined utilizing the Black-Scholes pricing model, was allocated to these warrants.

              In connection with a private placement transaction during 2000, the Company issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a four-year term commencing May 31, 2001 at an exercise price of $1.63 per share. For services rendered in connection with the financing the Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four-year period commencing May 31, 2001. A portion of the proceeds, amounting to $66,025 and $127,779, respectively, determined utilizing the Black-Scholes pricing model, was allocated to these warrants.

              In connection with the equity line of credit, discussed in Note 10C, the Company issued a warrant to purchase 200,000 shares of the Company's common stock. In addition, the Company issued, to a placement agent, a warrant to purchase 100,000 shares of common stock. Both warrants are exercisable immediately for a price of $3.135 and expire in November 2003. Both warrants survived the termination of the equity line of credit.

              In connection with the private placement transactions during 2001 (see Note 10B), the Company issued warrants to various accredited investors to purchase 24,000 shares of common stock at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three-year term. A portion of the proceeds, amounting to $51,706, determined utilizing the Black-Scholes pricing model, was allocated to these warrants.

              In addition, in connection with the private placement transactions during 2001 (see Note 10B), the Company issued warrants to various placement agents to purchase 49,400 warrants at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and have a three year term. A portion of the proceeds, amounting to $62,414, determined utilizing the Black-Scholes pricing model, was allocated to these warrants.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY) - CONTINUED

              In connection with the debt financing during 2002 (see Note 8), the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company's common stock at $2.40 per share. The warrants were immediately exercisable and expire five years from the date of grant. The warrant value amounting to $103,872 was determined using the Black-Scholes option pricing model.

              During 2002, the Company granted common stock warrants to purchase 200,000 shares of the Company's common stock as satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants are exercisable at $3.00 per share, vested immediately and expire three years from the date of grant.

              Following  is  the  weighted  average   assumptions  used  in  the
              Black-Scholes pricing model for warrants granted during the years ended December 31, 2002 and 2001.

                                                         2002                   2001
                                                         ----                   ----
                    Expected dividend yield                0%                      0%
                    Expected stock price volatility      100%                    100%
                    Risk-free interest rate             5.40%                   3.80%
                    Expected life of warrants           5.00 years              3.00 years


         The following is a summary of the warrant activity for the past two years:

                                                          Number                   Weighted
                                                        of Warrants                 Average
                                                        Outstanding             Exercise Price
                                                        -----------             --------------
                   Outstanding at December 31, 2000         1,009,975              $   4.34
                        Granted                                73,400              $   3.41
                                                       --------------
                   Outstanding at December 31, 2001         1,083,375              $   4.28
                        Granted                               275,000              $   2.84
                        Expired                               (10,775)             $  10.30
                                                       ---------------

                   Outstanding at December 31, 2002         1,347,600              $   3.93
                                                       ==============

         All warrants are exercisable as of December 31, 2002 and 2001.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' EQUITY (DEFICIENCY) - CONTINUED

         Warrants outstanding at December 31, 2002 are made up of the following:

                                                                     Weighted
                                           Number of                  Average
                                           Warrants               Exercise Price
                                           --------               --------------

                   $3.00 and Less               225,000              $   2.05
                                                                      =======
                   $3.01 - $5.00                586,600              $   3.13
                                                                      =======
                   Greater than $5.00           536,000              $   5.60
                                         --------------               =======

                        Total                 1,347,600              $   3.93
                                         ==============               =======

NOTE 11. - STOCK OPTION PLANS

         The Company's Board of Directors has approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998 and 1999 authorizing the granting of options to purchase up to an aggregate of 2,340,000 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2002, options to purchase 1,657,647 shares remain un-issued under these plans.

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

              The   following  is  a  summary  of  stock  option   activity  for
              individuals classified as employees for the past two years:

                                                                                 Number                   Weighted
                                                                                of Shares                  Average
                                                                              Under Option             Exercise Price
                                                                              ------------             --------------
                   Outstanding at December 31, 2000                               880,264                     1.76
                        Granted                                                   175,000                     2.02
                        Exercised                                                (105,913)                    1.41
                        Expired                                                   (12,814)                    2.50
                                                                              ------------
                   Outstanding at December 31, 2001                               936,537                     1.84
                        Granted                                                   540,000                     1.62
                        Exercised                                                  (3,786)                    1.62
                        Converted to nonqualified stock options
                         (see Note 11B)                                          (591,619)                    2.03
                        Expired                                                  (580,551)                    1.55
                                                                              ------------
                   Outstanding at December 31, 2002                               300,581                     1.64
                                                                              ===========

                   Exercisable at December 31, 2002                               160,997                     1.87
                                                                              ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCK OPTION PLANS - CONTINUED

              The average fair value of options granted was $1.21 and $1.58 per share for the years ended December 31, 2002 and 2001, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

              Options outstanding at December 31, 2002 are made up of the following:

                                                           Options Outstanding                    Options Exercisable
                                               --------------------------------------------   --------------------------
                                                                 Weighted
                                                                  Average
                                                                 Remaining      Weighted                       Weighted
                                                  Number        Contractal      Average         Number          Average
                                                    of           Life in        Exercise         of            Exercise
                                                 Options          Years          Price         Options          Price
                                               --------------  -------------   ------------   ----------   -------------
               $1.50 and Less                      240,719           3.42        $  1.45         101,135      $    1.50
                                                                  =======         ======                       ========
               $1.51 - $2.50                        56,194           4.94        $  2.48          56,194      $    2.12
                                                                  =======         ======                       ========
               Greater than $2.50                    3,668            .85        $  5.50           3,668      $    5.50
                                                ----------        =======         ======      ----------       ========

                   Total                           300,581           3.67                        160,997
                                                ==========        =======                     ==========

         B.   Nonqualified Stock Option

              In connection with services performed for the Company during 2000, 65,000 options to purchase shares of common stock at a price of $1.50 were granted. The options were immediately exercisable and expire on December 31, 2009. The fair value assigned to these options, determined utilizing the Black-Scholes pricing model, amounted to approximately $47,000 and has been reflected as additional paid-in capital in the accompanying balance sheet.

              During the year ended December 31, 2002 an employee changed his employment status and became an outside consultant for the Company. As part of his compensation the Company allowed the employee to maintain 591,619 employee stock options previously granted to him during his employment with the Company and scheduled to expire after termination as an employee. As a result of the change in employment status and the modification to the original option terms the options were considered modified and are required to be accounted for as new options issued to a consultant. As a result the Company valued the options utilizing the Black-Scholes option pricing method, aggregating approximately $504,000. This amount was being recognized as compensation expense over the remaining vesting term of the options. The expense relating to these options for 2002 amounted to approximately $144,000. During the fourth quarter of 2002 the consultant discontinued providing services and as a result the Company will no longer recognize compensation costs, because the consultant forfeited all non vested options.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCK OPTION PLANS - CONTINUED

         C.   Directors' Stock Option Plan

              In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 7,500 options upon becoming a director and 5,000 each year thereafter. In 2002, there were 10,000 options granted (10,000 -
              2001) and none  forfeited  (15,500 - 2001).  At December 31, 2002, there were 44,500 (34,500 - 2001) options outstanding to directors under this plan, of which 34,502 options were exercisable (23,667
              - 2001). These options are exercisable at prices ranging from $.14 to $9.40 per share. The options vest over a two-year service period. The options expire at various dates from 2005 to 2012.

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

                                                                                   2002                   2001
                                                                              ---------------        ---------------
              Net loss - as reported (000's)                                  $      4,630           $     3,056
              Total stock based employee compensation
               expense determined under the fair value
               method for all awards (000's)                                           454                   347
                                                                                ----------             ---------

              Net loss - pro forma (000's)                                    $      5,084           $     3,403
                                                                                ==========             =========

              Loss per share as reported                                      $       .77            $       .74
                                                                                =========              =========
              Loss per share pro forma                                        $       .85            $       .82
                                                                                =========              =========

         The fair value of each option  grant is  estimated on the date of grant
using  the   Black-Scholes   option-pricing   model   based  on  the   following
weighted-average assumptions:

                                                                                     2002                  2001
                                                                               ------------------    -----------------
                  Expected dividend yield                                              0%                    0%
                  Expected stock price volatility                                    100%                  100%
                  Risk-free interest rate                                              4%                    4%
                  Expected life of options                                        5.09 years               5.27 years

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - INCOME TAXES

         At December  31,  2002,  the Company  had  federal net  operating  loss carryforwards of approximately $26,600,000 and state net operating loss carryforwards of approximately $15,200,000, which expire from 2009 through 2022. Due to a greater than 50% change in stock ownership of certain subsidiaries, the utilization of net operating loss carryforwards generated to the date of such change may be limited.

         At December 31, 2002, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $11,073,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

         The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                         2002            2001
                                                    ------------    ------------
           Deferred tax assets:
                Net operating loss and tax credit
                 carryforwards                      $ 10,122,000    $  6,950,000
                                                    ============    ============
                Defined benefit pension liability        928,000              --
                Reserves and other                       460,000         402,000
                                                    ------------    ------------
                    Gross deferred tax asset          11,510,000       7,352,000

           Deferred tax liabilities:
                Property and equipment                  (437,000)       (550,000)
                Defined benefit pension asset                 --        (362,000)
                                                    ------------    ------------
                    Gross deferred tax liability        (437,000)       (912,000)
                                                    ------------    ------------

           Net deferred tax asset                     11,073,000       6,440,000
           Deferred tax asset valuation allowance    (11,073,000)     (6,440,000)
                                                    ------------    ------------

           Net deferred tax asset                   $         --    $         --
                                                    ============    ============

         The Statutory U.S. Federal rate is 34% for the year ended December 31, 2002 and 2001. The effective income tax rate is (.07%) for the year ended December 31, 2002 and (1%) for the year ended December 31, 2001. The primary difference between the U.S. Statutory Federal income tax rate and the effective income tax rate is the tax impact of the valuation allowance.

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

         Profit Sharing Plans - LF has a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants may defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan is discretionary. During 2002, a $25,826 ($27,836 - 2001) contribution was made to the profit-sharing plan.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

         Defined Benefit Plan - The Company has a contributory defined benefit pension plan that covered all salaried and hourly employees at O&W that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001 the Company discontinued the operations of O&W (see Note 4) but retained the obligation to fund the plan into the future. The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan will remain in existence and continue to pay benefits as participants qualify, invest assets and receive contributions. The Company's policy is to fund pension costs accrued. Net periodic pension expense includes the following components.

                                                          2002         2001
                                                       ---------    ---------
                  Interest cost                        $ 340,188    $ 359,922
                  Expected return on plan assets        (398,318)    (526,588)
                  Actuarial loss                          23,250       11,933
                  Service cost                                --      246,386
                                                       ---------    ---------

                      Total pension expense (income)   $ (34,880)   $  91,653
                                                       =========    =========

         The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                   2002           2001
                                               -----------    -----------

Projected benefit obligation:
    Benefit obligation at beginning of year    $ 4,968,422    $ 5,336,583
    Service cost                                        --        246,386
    Interest cost                                  340,188        359,922
    Plan participants' contributions                    --        142,767
    Actuarial loss (gain)                          988,024        (37,077)
    Curtailment                                         --       (774,183)
    Benefits paid                                 (822,226)      (255,147)
    Expenses paid                                       --        (50,829)
                                               -----------    -----------

    Benefit obligation at end of year            5,474,408      4,968,422

Plan assets at fair value:
    Fair value of plan assets at
     beginning of year                           5,019,929      5,305,009
    Actual return of plan assets                  (882,447)      (391,871)
    Employer contributions                              --        270,000
    Plan participants' contributions                    --        142,767
    Benefits paid                                 (822,226)      (255,147)
    Expenses paid                                       --        (50,829)
                                               -----------    -----------

    Fair value of plan assets at end of year     3,315,256      5,019,929
                                               -----------    -----------

Funded status                                   (2,159,152)        51,507
Unrecognized actuarial loss                     (3,098,705)       853,166
                                               -----------    -----------
                                                (5,257,857)       904,673

Adjustment required to recognize minimum
 pension liability                               3,098,705             --
                                               -----------    -----------

Prepaid (accrued) pension cost                 $(2,159,152)   $   904,673
                                               ===========    ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

         The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                      2002              2001
                                                ---------------   --------------
           Discount rate                                  7.0%             7.0%
           Expected return on plan assets                 8.5%            10.0%
           Rate of increase in compensation               N/A             N/A

NOTE 14. - EXTRAORDINARY LOSS

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

NOTE 15. - COMMITMENTS

         A.   Lease Commitments

              The Company utilizes certain equipment, vehicles and facilities under operating leases that expire at various dates through 2005. Rent expense under operating leases for the years ended December 31, 2002 and 2001, was approximately $272,000 and $319,000, respectively.

              Following is the approximate future minimum payments required under these leases:

                               2003                    $        198,000
                               2004                             177,000
                               2005                             147,000
                                                         --------------
                                                       $        522,000

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - COMMITMENTS - CONTINUED

         B.   Employment Contracts

              The Company was obligated under various employment agreements with certain officers and other employees that expire at various times from 2002 through 2003. The agreements provide for minimum aggregate annual salaries of approximately $900,000. Certain agreements also provided for, among other things, incentive compensation if certain performance measures were met, and for severance payments. For the years ended December 31, 2002 and 2001 no incentive compensation was earned.

              In 2003, LF entered into an employment agreement with its Chairman and Chief Executive Officer. The agreement provides for base compensation of $150,000 for a five-year term as well as, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause and covenants against competition.

              In 2003, the Company entered into employment agreements with three of its officers. The agreements provide for aggregate base compensation of $450,000 for a five-year term. In addition, the agreements provide for the issuance of an aggregate of 1,500,000 shares of common stock of the Company with a value of $75,000 and an aggregate of 1,500,000 stock options. The agreements provide for, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause and covenants against competition.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16. - SUPPLEMENTAL CASH FLOW INFORMATION

         Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                                           2002             2001
                                                                     --------------   --------------
Conversion of long-term obligation and related
 accrued interest and fees to common stock, net
 of capitalized costs written off (see Note 8a)                      $      695,339   $           --
                                                                     ==============   ==============

Notes receivable issued in connection with
 the sale of assets (see Note 4)                                     $      150,000   $           --
                                                                     ==============   ==============

Conversion of long-term obligations
 - stockholders and related accrued
 interest to common stock (see Note 9)                               $      129,600   $           --
                                                                     ==============   ==============

Value of detachable common stock
 warrants issued with long-term obligations
 (see Note 8a)                                                       $      103,872   $           --
                                                                     ==============   ==============

Common stock warrants issued as
 satisfaction of accounts payable                                    $       51,333   $           --
                                                                     ==============   ==============

Satisfaction of obligations to  stockholders  and related  accrued interest  in lieu of cash  payments  as  consideration  for stock
 issued (see Notes 7b, 9 and 10b)                                    $           --   $    1,393,852
                                                                     ==============   ==============

Intellectual property received in exchange for
 preferred stock investment and satisfaction
 of accounts receivable (see Note 3)                                 $           --   $      353,512
                                                                     ==============   ==============

Contribution of common stock to pension
 plan to satisfy obligation (see Note 13)                            $           --   $      270,000
                                                                     ==============   ==============

Acquisition of equipment in exchange
 for services rendered                                               $           --   $      239,476
                                                                     ==============   ==============

Advance - stockholder satisfied in lieu
 of cash payment as consideration for
 long-term obligation - stockholder                                  $           --   $       50,249
                                                                     ==============   ==============

Common stock, stock options and
 warrants issued for services provided                               $           --   $        7,500
                                                                     ==============   ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - BUSINESS SEGMENTS

         The Company's businesses were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2002, the Company decided to discontinue the operation of its Photonics Group and liquidate its remaining assets as a result of its major customer canceling their contract. During the year ended December 31, 2001 the Company approved of a plan to discontinue the operations of the Plastics Group (see Note 4). Currently, the Company's businesses are organized, managed and internally reported as one segment, the Laser Group.

         All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

       A summary of selected consolidated information for the Company's industry segments during 2002 and 2001 is set forth as follows:

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - BUSINESS SEGMENTS - CONTINUED

                                                Laser       Photonics        Plastics    Unallocated
           2002                                 Group         Group           Group       Corporate     Eliminations   Consolidated
                                            ------------   ------------   ---------- -   ------------   ------------   ------------
Sales to unaffiliated customers             $  6,229,910   $         --   $         --   $         --   $         --   $  6,229,910
                                            ============   ============   ============   ============   ============   ============
Operating loss                              $  2,111,039   $         --   $         --   $  1,743,190   $         --   $  3,854,229
                                            ============   ============   ============   ============   ============   ============
Loss (gain) from discontinued operations,
  including corporate overhead allocation   $         --   $    856,219   $     31,310   $   (697,323)  $         --   $    190,206
                                            ============   ============   ============   ============   ============   ============
Interest income                             $      1,088   $         --   $         --   $         --   $         --   $      1,088
                                            ============   ============   ============   ============   ============   ============
Interest expense                            $    208,962   $         --   $         --   $    198,594   $         --   $    407,556
                                            ============   ============   ============   ============   ============   ============
Identifiable assets                         $  4,234,559   $    943,683   $         --   $     97,329   $         --   $  5,275,571
                                            ============   ============   ============   ============   ============   ============
Depreciation and amortization               $    689,882   $         --   $         --   $    129,425   $         --   $    819,307
                                            ============   ============   ============   ============   ============   ============
Capital expenditures                        $    190,898   $         --   $         --   $         --   $         --   $    190,898
                                            ============   ============   ============   ============   ============   ============
Capital expenditures of discontinued
  segment                                   $         --   $    149,604   $         --   $         --   $         --   $    149,604
                                            ============   ============   ============   ============   ============   ============


           2001
Sales to unaffiliated customers             $  7,312,530   $         --   $         --   $         --   $         --   $  7,312,530
Intersegment sales                               188,235             --             --             --       (188,235)            --
                                            ------------   ------------   ------------   ------------   ------------   ------------
    Total revenue                           $  7,500,765   $         --   $         --   $         --   $   (188,235)  $  7,312,530
                                            ============   ============   ============   ============   ============   ============
Operating loss                              $    140,905   $         --   $         --   $    833,296   $     (3,019)  $    971,182
                                            ============   ============   ============   ============   ============   ============
Loss from discontinued operations,
 including corporate overhead allocation    $         --   $    343,938   $  1,774,085   $   (749,197)  $    (30,833)  $  1,337,993
                                            ============   ============   ============   ============   ============   ============
Interest income                             $      3,397   $         --   $         --   $     48,963   $    (33,852)  $     18,508
                                            ============   ============   ============   ============   ============   ============
Interest expense                            $    282,940   $         --   $         --   $    173,239   $         --   $    456,179
                                            ============   ============   ============   ============   ============   ============
Extraordinary loss                          $         --   $         --   $         --   $   (273,813)  $         --   $   (273,813)
                                            ============   ============   ============   ============   ============   ============
Identifiable assets                         $  6,371,894   $    452,211   $  2,566,942   $  1,546,956   $         --   $ 10,938,003
                                            ============   ============   ============   ============   ============   ============
Depreciation and amortization               $    710,650   $         --   $         --   $     62,934   $         --   $    773,584
                                            ============   ============   ============   ============   ============   ============
Capital expenditures                        $    361,993   $         --   $         --   $         --   $         --   $    361,993
                                            ============   ============   ============   ============   ============   ============
Capital expenditures of discontinued
  segment                                   $         --   $     29,456   $    430,224   $         --   $         --   $    459,680
                                            ============   ============   ============   ============   ============   ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18. - LITIGATION

         The Company is a the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, The Company seeks compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company has not recorded the award in its financial statements due to the uncertainty associated with the collection of the judgment.

         The Company is the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. The Claimant, a former employee of the Company and former member of the Company's board of directors, alleges that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleges that the Company has failed to make such cash payments and has breached the agreement and seeks all monies owed to him, said amount being approximately $130,000. The Company answered the claim by admitting that a letter agreement was entered into but denied all of the remaining allegations.

         The Company also filed a counterclaim in the arbitration proceeding. The Company filed a related claim against the respondent in the Superior Court, State of Rhode Island on September 5, 2003. The Company claims that the defendant breached certain provisions of his employment agreement, breached fiduciary duties he owed to the Company and violated several provisions of the June 27, 2002 letter agreement. The Company seeks compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate. As of December 31, 2003, the Company has recorded the amount under the original agreement less payments made to date as a liability until they are legally released from obligation.

         Mr. Feeley's arbitration claims are pending before the American Arbitration Association and an arbitrator selected by the parties. Our claims against Mr. Feeley are pending in the Superior Court, State of Rhode Island. In January of 2004, the parties agreed to stay arbitration proceedings and to mediate all the disputes under procedures available through the Superior Court. To date, neither party has initiated mediation proceedings.

         The Company and Infinite Photonics, Inc. ("IPI") are defendants in two essentially identical lawsuits filed on June 24, 2004 in the Superior Court, State of Rhode Island captioned Donald Steinman v. Infinite Photonics and Infinite Group, Inc. and Thomas McDonald v. Infinite Photonics and Infinite Group, Inc. The plaintiffs are former employees of IPI who are claiming one year's severance pay and benefits as a result of the termination of their employment with IPI following the termination of the DARPA contract (see Note
4). IPI has recorded a liability for the full amount of the claim of $264,398. The Company is sued under an alter-ego theory. Defendants have answered the complaints and have moved to dismiss. The parties have settled the claims and the cases have been dismissed. All payments were reimbursed by DARPA in connection with the contract termination process.