Form 10QSB
period 2003-03-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                        Commission File Number 001-32300

                               INFINITE GROUP INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    13-4100476
             --------                                    ----------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

                           595 Blossom Rd., Suite 309
                            Rochester, New York 14610
                           --------------------------
                     (Address of principal executive office)

                                 (585) 654-5525
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2005, there were 19,206,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                              INFINITE GROUP, INC.
                               FORM 10-QSB REPORT

                                 March 31, 2003

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Balance Sheets -March 31, 2003 (unaudited) and December 31, 2002   3

            Statements of Operations- (unaudited) for the three
            month periods ended March 31, 2003 and 2002                        4

            Statements  of Cash  Flows-  (unaudited)  for the three  month
            periods ended March 31, 2003 and 2002                              5

            Notes to Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

   Item 3.  Controls and Procedures                                           16

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 17

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       17

   Item 3.  Defaults Upon Senior Securities                                   18

   Item 4.  Submission of Matters to a Vote of Security Holders               18

   Item 5.  Other Information                                                 18

   Item 6. Exhibits                                                           18

SIGNATURES                                                                    19

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation..

                                             PART I
                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
                                                                      MARCH 31,     DECEMBER 31,
                                                                        2003            2002
------------------------------------------------------------------------------------------------
ASSETS                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash                                                             $     74,477    $     36,459
   Restricted cash                                                        42,809          25,118
   Accounts receivable, net of allowance                                 883,094         923,043
   Inventories                                                            68,802         127,792
   Other current assets                                                   42,473          42,767
   Assets of discontinued operations                                     312,950         943,683
                                                                    ------------    ------------
       Total current assets                                            1,424,605       2,098,862

PROPERTY AND EQUIPMENT, NET                                            2,913,933       3,042,587

OTHER ASSETS:
   Note receivable                                                        73,897          73,897
   Intangible assets, net                                                 58,634          60,225
                                                                    ------------    ------------
       Total other assets                                                132,531         134,122
                                                                    ------------    ------------
 Total assets                                                       $  4,471,069    $  5,275,571
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Notes payable:
     Bank                                                           $    418,087    $    428,276
      Other                                                               30,000              --
      Related parties                                                     33,906          83,906
   Accounts payable                                                    1,358,673       1,317,136
   Accrued expenses                                                      671,385         691,332
   Current maturities of long-term obligations                         2,500,468       2,551,295
   Liabilities of discontinued operations                                891,399       1,400,203
                                                                    ------------    ------------
        Total current liabilities                                      5,903,918       6,472,148

LONG-TERM OBLIGATIONS
   Notes payable-related parties                                         125,000              --
   Accrued pension expense                                             2,166,918       2,159,152
                                                                    ------------    ------------
                                                                       8,195,836       8,631,309
                                                                    ------------    ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.001 par value, 20,000,000 shares authorized;
      6,314,077 (6,314,077 in 2002) shares issued and outstanding          6,314           6,314
   Additional paid-in capital                                         27,817,820      27,817,820
   Accumulated deficit                                               (28,492,281)    (28,081,158)
   Accumulated other comprehensive loss                               (3,056,620)     (3,098,705)
                                                                    ------------    ------------
    Total stockholders' deficiency                                    (3,724,767)     (3,355,729)
                                                                    ------------    ------------
Total liabilities and stockholders' deficiency                      $  4,471,069    $  5,275,571
                                                                    ============    ============
See notes to consolidated financial statements


INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS- (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
------------------------------------------------------------------------------------
                                                             2003            2002
------------------------------------------------------------------------------------
                                                                        (As Restated)

SALES                                                     $ 1,413,248    $ 1,771,941
Cost of goods and services                                  1,044,308      1,450,656
                                                          -----------    -----------
GROSS PROFIT                                                  368,940        321,285

Costs and expenses:
   General and administrative                                 459,259        569,100
   Depreciation and amortization                              162,512        198,095
   Selling                                                     48,500         80,487
   Research and development                                     1,932          1,816
                                                          -----------    -----------
                                                              672,203        849,498
                                                          -----------    -----------
OPERATING LOSS                                               (303,263)      (528,213)
Other income (expense):
   Interest expense:
       Related parties                                         (1,481)        (4,572)
       Others                                                 (37,520)       (76,451)
   Gain on disposition of assets                                   --        137,417
   Other                                                        2,911             --
   Interest income                                                 55            402
                                                          -----------    -----------
          Total other income (expense)                        (36,035)        56,796
                                                          -----------    -----------
Loss from continuing operations
       before income tax expense                             (339,298)      (471,417)
Income tax expense                                               (200)        (3,750)
                                                          -----------    -----------
LOSS FROM CONTINUING OPERATIONS                              (339,498)      (475,167)
Income (loss) from discontinued operations,
(including  $60,366 gain on disposal in 2002)                 (71,625)        75,012
                                                          -----------    -----------
   Net loss                                               $  (411,123)   $  (400,155)
                                                          ===========    ===========
Net loss per share -basic:
  Loss from continuing operations                         $      (.05)   $      (.08)
  Income (loss) from discontinued operations                     (.01)           .01
                                                          -----------    -----------
   Net loss                                               $      (.06)   $      (.07)
                                                          ===========    ===========
   Weighted average number of shares outstanding- basic     6,314,077      5,524,561

Net income (loss) per share-diluted:
  Income (loss) from discontinued operations              $      (.01)   $       .01
                                                          ===========    ===========
Weighted average number of shares outstanding-diluted       6,314,077      5,785,416
                                                          ===========    ===========

See notes to consolidated financial statements.


INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS- (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
----------------------------------------------------------------------------------------------------------------
                                                                                         2003           2002
----------------------------------------------------------------------------------------------------------------
                                                                                                    (As Restated)
OPERATING ACTIVITIES:
   Net (loss)                                                                         $  (411,123)   $  (400,155)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
      (Income) loss from discontinued operations                                           71,625        (75,012)
       Depreciation and amortization                                                      162,512        198,095
       Amortization of discount on note payable                                                --          6,552
       Expenses satisfied via issuance of common stock                                         --         51,333
       (Gain) loss on disposition of assets                                                    --       (137,416)
       (Increase) decrease in:
                Accounts receivable, net                                                   39,951        497,085
                Other current assets                                                          294            826
                Inventories                                                                58,990        (41,245)
                Prepaid pension cost                                                           --         15,000
     Increase (decrease) in:
        Accounts payable and accrued expenses                                              21,591       (303,503)
        Accrued pension obligations                                                        49,851             --
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS            (6,309)      (188,440)
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS          50,302       (345,495)
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     43,993       (533,935)
                                                                                      -----------    -----------
INVESTING ACTIVITIES:
   Increase in restricted funds                                                           (17,691)       (47,105)
    Purchase of property and equipment                                                    (32,268)       (25,134)
    Proceeds from sale of property and equipment                                               --        270,000
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS           (49,959)       197,761
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS              --        990,602
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (49,959)     1,188,363

FINANCING ACTIVITIES:
   Net repayments of bank notes payable                                                   (10,189)       (11,820)
   Repayment of notes payable- related parties                                            (20,000)       (23,000)
   Proceeds from issuance of notes payable, net of costs                                       --        911,000
   Proceeds from issuance of long term obligations-related parties                        125,000             --
   Repayment of long-term obligations                                                     (50,827)      (114,668)
   Proceeds of common stock, net of costs                                                      --        156,132
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS            43,984        917,644
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS              --     (1,498,134)
                                                                                      -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     43,984       (580,490)
                                                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                            38,018         73,938
Cash  - beginning of period                                                                36,459         73,802
                                                                                      -----------    -----------
Cash  - end of period                                                                 $    74,477    $   147,740
                                                                                      ===========    ===========
Supplemental disclosure:
   Interest                                                                           $   (38,341)   $   (81,023)
                                                                                      ===========    ===========
   Income taxes                                                                       $      (200)   $    (3,750)
                                                                                      ===========    ===========

See notes to consolidated financial statements

INFINITE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the three month period ended March 31,2003 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2003. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our audited consolidated financial statements present a summary of significant accounting policies. The most critical accounting policies follow.

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

In 2003 we generated revenue from our traditional laser manufacturing services and beginning in the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group.

STOCK-BASED COMPENSATION

We disclose the pro forma compensation cost relating to stock options granted under employee stock option plans, based on the fair value of those options at the date of grant. This valuation is determined utilizing the Black-Scholes, option-pricing model, which takes into account certain assumptions, including the expected life of the option and the expected stock volatility and dividend yield over this life. These assumptions are made based on past experience and expected future results. In the event the actual performance varies from the estimated amounts, the value of these options may be misstated.

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

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Goodwill in the amount of $88,769 at December 31, 2001, relates to the Laser Fare (LF) and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. In addition the goodwill relating to Laser Fare, amounting to $71,185 was written off at December 31, 2002. We have allocated the other intangible assets to their reporting units. The remaining useful lives of the other intangibles have been evaluated and no changes will be made.

SFAS No. 141 also requires that upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangibles assets into or out of goodwill, based upon certain criteria. We did not have any reclassifications. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested annually for impairment, and in interim periods if certain events occur indicating that the carrying value of goodwill and / or indefinite-lived intangible assets may be impaired; require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived asset to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. We adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group. Accordingly, the assets and liabilities of the discontinued operations are reflected as gross amounts, rather than net, in the accompanying balance sheet in accordance with SFAS 144. There was no impact from the adoption of this standard on its impairment tests of long-lived assets or its accounting for discontinued operations.

In April 2002, the FASB issued SFAS 145 "Rescission of SFAS No. 4, 44 and 64, "Amendment of SFAS No.13, and Technical Corrections". SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We do not believe that the adoption of SFAS No. 145 will have a significant impact on our financial statements.

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

In February  2003,  the FASB issued  SFAS No. 148,  "Accounting  for Stock Based
Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but have adopted the disclosure rules under SFAS 148.

NOTE 3. DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

The statements of operations and cash flows for the three months ended March 31, 2002 have been restated to account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract and for LF, which was sold as discussed below.

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property and equipment were impaired, and consequently recorded impairment losses in the fourth quarter of 2002 of approximately $468,000 and $148,000 respectively, which was included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF.

LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the year ended December 31, 2004, LF had income from operations of approximately $494,000 (loss from operations of $417,000 in 2003) which is included in loss from discontinued operations.

In accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP and LF have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets of discontinued operations and assets held for sale. The operating results for both segments are segregated and reported as discontinued operations.

      The following is a summary of financial position at March 31, 2003 and December 31, 2002 and results of operations for the three months ended March 31, 2003 and 2002 for the disposed Photonics (IP) and Plastics (O&W and EP) segments:


FINANCIAL POSITION                        MARCH 31,    DECEMBER 31,
                                             2003          2002
                                          ----------   ----------
Current assets and total assets of
 discontinued operations                  $  312,950   $  943,683
                                          ==========   ==========

Liabilities of discontinued operations:
    Accounts payable and accrued
     expenses                             $  886,399   $1,395,203
    Unsecured note payable                     5,000        5,000
                                          ----------   ----------

    Total liabilities of discontinued
     operations                           $  891,399   $1,400,203
                                          ==========   ==========


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                          -----------------------
RESULTS OF OPERATIONS                        2003         2002
                                          ----------   ----------

Revenue from discontinued operations      $  133,428   $  435,182
                                          ==========   ==========

Income (loss) from discontinued
 operations                               $  (71,625)  $   14,646

Gain on disposal of discontinued
 operations                                       --       60,366
                                          ----------   ----------

Net income (loss) from discontinued
 operations                               $  (71,625)  $   75,012
                                          ==========   ==========

Certain other amounts in the 2002 financial statements have been reclassified to conform with the 2003 financial statement presentation.

NOTE 4. STOCK OPTION PLANS

      As of March 31, 2003 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 2,340,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

      A summary of all stock option activity for the three months ended March 31, 2003 is as follows:

                                                                  WEIGHTED
                                        NUMBER      EXERCISE       AVERAGE
                                      OF OPTIONS      PRICE     EXERCISE PRICE
                                      ----------  -----------   --------------
Outstanding at December 31, 2002         300,581  $1.38-$5.50   $         1.64
                                                  ===========   ==============
Options issued                           100,000  $       .15   $          .15
                                                   ==========   ==============
Options expired                         (217,477) $1.38-$5.50   $        1 .53
                                      ----------   ==========   ==============
Outstanding at March 31, 2003            183,104  $ .15-$2.50   $          .96
                                      ==========  ===========   ==============
Exercisable at March 31, 2003             83,104  $.15-$ 2.50   $         1.93
                                      ==========  ===========   ==============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -"Accounting for Stock-Based Compensation, " and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net loss and loss per share from continuing operations would have increased as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
RESULTS OF OPERATIONS                     -----------------------
                                             2003         2002
                                          ----------   ----------

Net loss-as reported (000's)              $     (411)  $     (400)

Total stock based employee compensation
 expense determined employee compensation
 expense determined under the fair value
 method for all awards (000's)            $        7   $       69
                                          ----------   ----------
Net Loss- pro forma (000's)               $     (418)  $     (469)
                                          ==========   ==========

Loss per share as reported                $     (.06)  $     (.07)
                                          ==========   ==========
Loss per share pro forma                  $     (.06)  $     (.08)
                                          ==========   ==========

NOTE  5.  BUSINESS SEGMENTS

Prior to 2002, the Company's business were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2001, the Company approved of a plan to discontinue the operations of the Plastics Group. During the fourth quarter of 2002, the Company's contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets.

During the fourth quarter of the year ended December 31, 2003, the Company approved the sale of the assets and certain liabilities of its Laser Fare, Inc. subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Plastics, Photonics, and Laser segments have been accounted for as disposals of business segments and accordingly, the respective assets (liabilities) have been segregated from continuing operations and classified as assets of discontinued operations and the operating results for all three segments are segregated and reported as discontinued operations.

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group.

All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

A summary of selected consolidated information for the Company's industry segments during the periods ended March 31, 2003 and 2002, respectively, is set forth as follows:

------------------------------------------------------------------------------------------------------
                         Plastics   Photonics                 IT Services   Unallocated
                           Group      Group     Laser Group      Group       Corporate    Consolidated
------------------------------------------------------------------------------------------------------
Three Months ended March 31, 2003
Sales to unaffiliated    $     --   $      --   $ 1,412,045   $     1,203   $        --   $  1,413,248
------------------------------------------------------------------------------------------------------
Operating loss           $     --   $      --   $  (121,047)  $  (182,216)  $        --   $   (303,263)
------------------------------------------------------------------------------------------------------
Income (loss)  from
discontinued operations  $     --   $ (71,625)  $        --   $        --   $        --   $    (71,625)
------------------------------------------------------------------------------------------------------

Three Months ended March 31, 2002
------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                $     --   $      --   $ 1,771,941   $        --   $        --   $  1,771,941
------------------------------------------------------------------------------------------------------
Operating loss, including
corporate overhead
allocation               $     --   $      --   $  (371,272)  $        --   $  (156,941)  $   (528,213)
------------------------------------------------------------------------------------------------------
Income  (loss) from
discontinued operations,
including corporate
overhead calculations    $ 92,549   $  15,359   $        --   $        --   $   (32,896)  $     75,012
------------------------------------------------------------------------------------------------------

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION-

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2003           2002
                                                      -----------    ----------
Notes receivable issued in connection with
the sale of assets                                    $        --    $  150,000
                                                      ===========    ==========
Value of detachable common stock warrants
issued with long-term obligations                     $        --    $   78,628
                                                      ===========    ==========
Common stock warrants issued as satisfaction
of accounts payable                                   $        --    $   58,826
                                                      ===========    ==========

NOTE 7. EARNINGS PER SHARE

 Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of March 31, 2003, all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share as of March 31, 2003:

Numerator:
     Income available to common stockholders
      from discontinued operations                                   $   75,012
                                                                     ==========
     Weighted average shares outstanding                              5,524,561
                                                                     ==========
Denominator for diluted income per share:
     Weighted average shares outstanding                              5,524,561
     Common stock options and stock warrants                            260,855
                                                                     ----------

     Weighted average shares and conversions                          5,785,416
                                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

On January 3, 2003, our former president and chief executive  officer,  Clifford
G. Brockmyre II, resigned and was replaced by Michael S. Smith, one of our board members. At the same time, we moved our corporate headquarters from Rhode Island to Rochester, New York. On May 6, 2003, Dr. Allan Robbins and Paul Delmore were appointed to fill two existing vacancies on our board. Mr. Brockmyre remained on our board of directors until October 30, 2003 at which time he resigned. On March 15, 2004, Brian Corridan resigned from our board.

In the fourth quarter of 2003, we decided to dispose of our Laser Fare, Inc. subsidiary (LF) and to restructure our business. We sold a portion of the business of LF (primarily the medical and engraving business) as of December 31, 2003 and the remaining business as of December 31, 2004, although we continued to operate the business during the disposal process.

The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000. On December 31, 2004, we sold the remaining assets of LF to Rolben Acquisition Corporation (Rolben), a company affiliated with LFI. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of LF and the delivery of promissory notes in the aggregate amount of approximately $2.1 million. Because certain required consents were not yet obtained at December 31, 2004, we remained obligated under several notes to UPS Capital Business Credit (UPS) and the Rhode Island Industrial Facilities Corporation (RIIFC) in the same amounts as the notes from Rolben,

During the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services
Group. We provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions meeting the client's exact needs.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our Laser Group for 2002 and 2003 and our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                 Three Months Ended March 31,

                                                          As a %                            As a %
                                                          of Net              2002         of Net     Increase
                                                 2003    Revenues         (As Restated)   Revenues   (Decrease)
                                             ----------- --------         -----------     --------   ---------
Sales                                        $ 1,413,248    100.0%        $ 1,771,941        100.0%      (20.2)%
Cost of sales                                  1,044,308     73.9           1,450,656         81.9       (28.0)
                                             --------------------         ------------------------   ---------
Gross profit                                     368,940     26.1             321,285         18.1        14.8
                                             --------------------         ------------------------   ---------
General and administrative                       459,259     32.5             569,100         32.1       (19.3)
Depreciation and amortization                    162,512     11.5             198,095         11.2       (18.0)
Selling                                           48,500      3.4              80,487          4.5       (39.7)
Research and development                           1,932      0.1               1,816          0.1          --
                                             --------------------         ------------------------   ---------
Total operating expenses                         672,203     47.6             849,498         47.9       (20.9)
                                             --------------------         ------------------------   ---------
Operating loss                                  (303,263)   (21.5)           (528,213)       (29.8)      (42.6)
Other income (expense) and income taxes, net     (36,235)    (2.6)             53,046          3.0      (168.3)
                                             --------------------         ------------------------   ---------
Income (loss) from continuing operations        (339,498)   (24.0)           (475,167)       (26.8)      (28.6)
Income (loss) from discontinued operations       (71,625)    (5.1)             75,012          4.2      (195.5)
                                             --------------------         ------------------------   ---------
Net loss                                     $  (411,123)   (29.1)%       $  (400,155)       (22.6)%       2.7%
                                             =====================        ========================   =========

      SALES

Sales for the three months ended March 31, 2003 decreased $358,693 compared to net sales for the three months ended March 31, 2002. Sales were $1,412,045 from LF and $1,203 from IT Services Group for the three months ended March 31, 2003. Sales of $1,771,941 were from LF for the three months ended March 31, 2002. The sales from the IT Services Group are a result of our new strategy which was implemented in 2003. Sales from LF declined by $359,896 in the 2003 period from the 2002 period due to reductions in customer orders.

On October 30, 2002, we received a notice of termination of our DARPA contract. The contract was terminated for the U.S. Government's convenience. The DARPA contract had provided substantially all of the revenue of our Photonics Group. As a result, we have terminated this line of business and have accounted for the Photonics Group as a disposal of discontinued operations in the accompanying financial statements. Accordingly, the statements of operations and cash flows for 2002 have been restated to reflect the operations of the Photonics Group in income (loss) from discontinued operations.

      COST OF SALES AND GROSS PROFIT

Cost of sales represents the cost of labor, materials and overhead related to LF and the cost of employee services related to the IT Services Group. Cost of sales was $1,044,308 for LF and $0 for IT Services Group for the three months ended March 31, 2003. Gross profit was $367,736 or 26.0% for LF for the three months ended March 31, 2003.

Cost of sales was $1,450,656 for LF for the three months ended March 30, 2002 and resulted in a gross profit of $321,285 or 18.1%. Gross profit increased for LF due to personnel and other expense reductions which were implemented during 2003 that reduced cost of sales as a percent of sales from 81.9% for the three months ended March 31, 2002 to 73.9% for the three months ended March 31, 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses in the first quarter of 2003 decreased in absolute terms and remained relatively unchanged as a percentage of net revenues compared to the first quarter of 2002. The decrease was due to the relocation of administrative offices from Rhode Island to Rochester, New York in 2003 and an associated reduction in employee related expenses as we implemented our new strategies. We also realized reductions in our professional fees and other operating expenses. We anticipate that general and administrative expenses will decrease as a percent of revenues as we continue to transition our business strategy. However, we expect increases in accounting and legal expenses due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $50,000 and income of $8,720 for the three months ended March 31, 2003 and 2002, respectively.

      DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased by $35,583 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 principally due to the write off or disposition of assets in connection with the relocation of our corporate headquarters to Rochester, New York. We are operating our new corporate headquarters with less capital equipment.

      SELLING EXPENSES

For the three months ended March 31, 2003 we incurred selling expenses of $48,500. Selling expense at LF decreased $31,987 for the three months ended March 30, 2003 compared to $80,487 for the three months ended March 30, 2002 due to a decrease in sales activity.

      RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2003 we incurred research and development expenses at LF of $1,932 compared to $1,816 at LF for the three months ended March 30, 2002. This amount was relatively unchanged.

      LOSS FROM OPERATIONS

For the three months ended March 31, 2003 our operating loss was $303,263 compared to a $528,213 loss from operations in the comparable period of 2002. This is primarily attributable to our focus on our new IT Services Group and reductions in general and administrative and selling expenses.

      OTHER EXPENSES

Other income and expense consists principally of interest expense on indebtedness for the three months ended March 31, 2003. Interest expense was $39,000 for the three months ended March 31, 2003 compared to $81,023 for the three months ended March 31, 2002. The decrease in our net interest expense is due primarily to repayment of notes payable as a result of the termination of our DARPA contract in 2002 and the continued amortization of notes payable of LF.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS

We recorded a loss from discontinued operations of $71,625 for the three months ended March 31, 2003 compared to income of $75,012 for the three months ended
March 31, 2002. The operations of the Plastics Group and the Photonics Group were reclassified as discontinued operations and loss from discontinued operations of $71,625 was recorded in the first quarter of 2003 and income of $75,012 in first quarter of 2002.

      NET LOSS

For the three months ended March 31, 2003, we recorded a net loss of $411,123 or (.06) per share consisting of a loss of $399,498 or $(.05) per share from continuing operations and $(.01) per share from discontinued operations. This compares to a net loss of $400,155 or (.07) per share consisting of a loss from continuing operations of $475,167 or $(.08) per share and $.01 per share from discontinued operations for the three months ended March 31, 2002. The improvement in loss from operations is attributable to reductions in general and administrative and selling expenses. Our net loss was relatively unchanged at $411,123 and $400,155 for the three months ended March 31, 2003 and 2002 respectively.

      LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had unrestricted cash $74,477, substantially all of which was held by LF for its working capital needs. We expect minimal capital expenditures for LF.

At March 31, 2003 we had a working capital deficit of $4,479,313 ($3,900,864) after eliminating the assets and liabilities of our discontinued operations). Approximately $2,500,000 of this deficit is caused by bank loan covenant violations resulting in the classification of all related debt with these financial institutions being classified as current liabilities.

We have financed the activity of our new IT Services Group through the issuance of notes payable to related parties and private placements of common stock. In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

RISK FACTORS

You should consider the risk factors included in our Annual Report on Form 10-KSB in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005. The jury returned a verdict and a judgment was entered in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On June 1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000 representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment in the matter becomes a final, non-appealable decision, or earlier upon the written agreement of all parties.

We are the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. Claimant, a former employee and former member of our board of directors, alleges that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleges that we have failed or refused to make such cash payments and have breached the agreement and seeks all monies owed to him, said amount alleged to be approximately $130,000. We answered the claim by admitting that a letter agreement was entered into but denied all of the remaining allegations. We also filed a counterclaim in the arbitration proceeding. We filed a related claim against Mr. Feeley in the Superior Court, State of Rhode Island on March 5, 2003. We claim that he breached certain provisions of his employment agreement, breached fiduciary duties he owed to us and violated several provisions of the June 27, 2002 letter agreement. We seek compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of March 31, 2003 amounted to $849,347 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note has been classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of March 31, 2003 amounted to $1,093,703 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note has been classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provided for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of March 31, 2003 amounted to $520,000. Annual payments of principal were $35,000 for fiscal 2003 and increase by $5,000 annually through June 2012. Under the terms of this capital lease facility, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company is required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation has been classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,463,050 at March 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

        NONE.

ITEM 6. EXHIBITS.

a.    Exhibits:

      Exhibit No.       Description
      -----------       --------------------------------------------------------
         31.1           Certification  of  Chief  Executive  Officer  and  Chief
                        Financial   Officer  pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.

         32.1           Certification  of  Chief  Executive  Officer  and  Chief
                        Executive   Officer  pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Infinite Group Inc.
                                             (Registrant)

Date: July 26, 2005                          /s/ Michael S. Smith
                                             -----------------------------------
                                             Chief Executive Officer

Date: July 26, 2005                          /s/ Michael S. Smith
                                             -----------------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)