Form 10QSB
period 2003-06-30
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                        Commission File Number 001-32300

                               INFINITE GROUP INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                              13-4100476
            ---------                             ----------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)             Identification No.)

                           595 Blossom Rd., Suite 309
                            Rochester, New York 14610
                            -------------------------
                     (Address of principal executive office)

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

                              INFINITE GROUP, INC.
                               FORM 10-QSB REPORT

                                  June 30, 2003

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets -June 30, 2003 (unaudited) and December 31, 2002     3

           Statements of Operations-(unaudited) for the three and six
           month periods ended June 30, 2003 and 2002                          4

           Statements of Cash Flows-(unaudited) for the six month
           periods ended June 30, 2003 and 2002                                5

           Notes to Consolidated Financial Statements                          6

  Item 2.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations                                          14

  Item 3.  Controls and Procedures                                            21

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  22

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        22

  Item 3.  Defaults Upon Senior Securities                                    23

  Item 4.  Submission of Matters to a Vote of Security Holders                23

  Item 5.  Other Information                                                  23

  Item 6.  Exhibits                                                           23

SIGNATURES                                                                    24

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2003            2002
----------------------------------------------------------------------------------------------
ASSETS                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash                                                           $     62,350    $     36,459
   Restricted cash                                                       7,044          25,118
   Accounts receivable, net of allowance                             1,046,334         923,043
   Inventories                                                          19,233         127,792
   Other current assets                                                 43,203          42,767
   Assets of discontinued operations                                   898,860         943,683
                                                                  ------------    ------------
Total current assets                                                 2,077,024       2,098,862

PROPERTY AND EQUIPMENT, NET                                          2,778,529       3,042,587

OTHER ASSETS:
   Note receivable                                                      73,897          73,897
   Intangible assets, net                                               57,044          60,225
                                                                  ------------    ------------
   Total other assets                                                  130,941         134,122
                                                                  ------------    ------------
Total assets                                                      $  4,986,494    $  5,275,571
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Notes payable:
Bank                                                              $    409,351    $    428,276
Other                                                                   30,000              --
Related parties                                                         33,906          83,906
   Accounts payable                                                  1,325,270       1,317,136
   Accrued expenses                                                    678,385         691,332
   Current maturities of long-term obligations                       2,439,562       2,551,295
   Liabilities of discontinued operations                              953,513       1,400,203
                                                                  ------------    ------------
Total current liabilities                                            5,869,987       6,472,148
LONG- TERM OBLIGATION
   Notes payable-related parties                                       240,000              --
   Accrued pension expense                                           2,174,683       2,159,152
                                                                  ------------    ------------
Total liabilities                                                    8,284,670       8,631,300
                                                                  ------------    ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.001 par value, 20,000,000 shares authorized;
     9,274,077 (6,314,077 in 2002) issued and outstanding                9,274           6,314
   Additional paid-in capital                                       27,962,860      27,817,820
   Common  stock, authorized, not issued                                25,000              --
   Accumulated deficit                                             (28,280,776)    (28,081,158)
   Accumulated other comprehensive loss                             (3,014,534)     (3,098,705)
                                                                  ------------    ------------
Total stockholders' deficiency                                      (3,298,176)     (3,355,729)
                                                                  ------------    ------------
Total liabilities and stockholders' deficiency                    $  4,986,494    $  5,275,571
                                                                  ============    ============
See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       SIX MONTHS ENDED             THREE MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                  --------------------------    --------------------------
                                                     2003            2002           2003           2002
----------------------------------------------------------------------------------------------------------
                                                                (As Restated)                 (As Restated)

SALES                                             $ 2,943,792      3,272,939    $ 1,530,544    $ 1,500,998
Cost of goods and services                          2,003,596      2,671,802        959,288      1,221,146
                                                  -----------    -----------    -----------    -----------
GROSS PROFIT                                          940,196        601,137        571,256        279,852

Costs and expenses:
General and administrative                          1,054,149      1,248,985        594,890        679,884
Depreciation and amortization                         318,207        449,279        155,695        251,184
Selling                                               120,117        149,082         71,617         68,595
Research and development                               26,554          1,816         24,622             --
                                                  -----------    -----------    -----------    -----------
 Total costs and expenses                           1,519,027      1,849,162        846,824        999,663
                                                  -----------    -----------    -----------    -----------
OPERATING LOSS                                       (578,831)    (1,248,025)      (275,568)      (719,811)
Other income (expense):
Interest expense:
   Related parties                                     (4,631)        (9,593)        (3,149)        (5,021)
   Others                                             (75,451)      (158,089)       (37,931)       (81,638)
Gain (loss) on disposition of assets                   11,243        137,418         11,243             --
Impairment Loss                                            --        (45,670)            --        (45,670)
Other                                                   3,800        (19,069)           888        (19,069)
Interest income                                           167          9,654            112          9,252
                                                  -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                          (64,872)       (85,349)       (28,837)      (142,146)
                                                  -----------    -----------    -----------    -----------

Loss  from continuing operations before
 income tax expense                                  (643,703)    (1,333,374)      (304,405)      (861,957)
Income tax expense                                       (424)        (7,390)          (224)        (3,640)
                                                  -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                      (644,127)    (1,340,764)      (304,629)      (865,597)

Income (loss) from discontinued operations,
  (including $275,520 and $215,154 loss on
  disposal in the three and six months ended
  June 30, 2002, respectively)                        444,509       (101,815)       516,135       (176,827)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $  (199,618)    (1,442,579)   $   211,506    $(1,042,424)
                                                  ===========    ===========    ===========    ===========
Net income (loss) per share-Basic:
Loss from continuing operations                   $      (.09)   $     (0.23)   $      (.04)   $     (0.15)
Income (loss) from discontinued operations                .06          (0.02)           .07          (0.03)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $      (.03)   $     (0.25)   $       .03    $     (0.18)
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share-Diluted:
Loss from continuing operations                   $      (.09)   $     (0.23)   $      (.04)   $     (0.15)
Income (loss) from discontinued operations                .06          (0.02)           .07          (0.03)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $      (.03)   $     (0.25)   $       .03    $     (0.18)
                                                  ===========    ===========    ===========    ===========

Weighted average number of shares outstanding:
Basic                                               6,724,022      5,709,693      7,129,462      5,886,792
                                                  ===========    ===========    ===========    ===========
Diluted                                             7,152,593      5,709,693      7,558,033      5,886,792
                                                  ===========    ===========    ===========    ===========

See notes to consolidated financial statements.


INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    --------------------------
                                                                                        2003          2002
--------------------------------------------------------------------------------------------------------------
                                                                                                  (As Restated)
OPERATING ACTIVITIES:
Net loss                                                                            $  (199,618)   $(1,442,579)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) Loss from discontinued operations                                             (444,509)       101,815
Depreciation and amortization                                                           318,207        449,279
Amortization of discount on note payable                                                     --         25,475
Expenses satisfied via issuance of common stock                                          25,000        138,148
Gain on disposition of assets                                                           (11,243)      (137,418)
Impairment Loss                                                                              --         45,670
(Increase) decrease in:
  Accounts receivable, net                                                             (123,291)       806,414
  Other current assets                                                                     (436)        16,749
  Inventories                                                                           108,559         (1,441)
  Prepaid pension cost                                                                       --         35,000
Increase (decrease) in:
 Accounts payable and accrued expenses                                                   43,189       (413,559)
 Accrued pension obligations                                                             99,702             --
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS           (184,440)      (376,447)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS           42,641       (407,645)
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (141,799)      (784,092)
                                                                                    -----------    -----------

INVESTING ACTIVITIES:
Decrease in restricted funds                                                             18,074         78,370
Purchase of property and equipment                                                      (39,726)      (118,867)
Proceeds from sale of property and equipment                                                 --        270,000
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS            (21,652)       229,503
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS            --        990,602
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (21,652)     1,220,105
                                                                                    -----------    -----------

FINANCING ACTIVITIES:
Net repayments of bank notes payable                                                    (18,925)       (23,165)
Proceeds from issuance of convertible note payable, net of costs                             --      1,374,000
Repayment of long-term obligations                                                     (111,733)      (290,315)
Repayments of notes payable-related parties                                             (20,000)       (23,000)
Proceeds from issuance of  long term obligations-related party                          240,000             --
Proceeds  from issuance of common stock, net of expenses                                100,000        256,132
                                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                      189,342      1,293,652
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS               --     (1,634,714)
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     189,342       (341,062)
                                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                          25,891         94,951
Cash - beginning of period                                                               36,459         73,802
                                                                                    -----------    -----------
Cash - end of period                                                                $    62,350    $   168,753
                                                                                    ===========    ===========

Supplemental disclosure:
Cash paid for:
Interest                                                                            $   (76,351)   $  (145,739)
                                                                                    ===========    ===========
Income taxes                                                                        $      (424)   $      (110)
                                                                                    ===========    ===========

See notes to consolidated financial statements.

INFINITE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2002 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the six month period ended June 30, 2003 are not necessarily indicative of the operating results to be attained in the year ended December 31, 2003. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

In 2002 we generated substantially all of our revenue from traditional laser manufacturing services, which included welding, machining, cutting, drilling and engraving. These services related to processes performed on the customers' parts. The services were performed based upon terms specified and agreed upon by both parties prior to commencement. Sales relating to these services were recognized at the point that the completed product was delivered to the customer.

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

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Goodwill in the amount of $88,769 at December 31, 2001, relates to the Laser Fare (LF) and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. In addition the goodwill relating to Laser Fare, amounting to $71,185 was written off at December 31, 2002. We have allocated its intangible assets to their reporting units. The remaining useful lives of the other intangibles have been evaluated and no changes will be made.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived asset to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. We adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group. Accordingly, the assets and liabilities of the discontinued operations are reflected as gross amounts, rather than net, in the accompanying balance sheet in accordance with SFAS 144. There was no impact from the adoption of this standard on its impairment tests of long lived assets or its accounting for discontinued operations.

In April 2002, the FASB issued SFAS 145 "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No.13, and Technical Corrections". SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We do not believe that the adoption of SFAS No. 145 will have a significant impact on our financial statements.

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

NOTE 3. DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

The statements of operations and cash flows for the three months periods ended June 30, 2003 have been restated to account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract and for LF, which was sold as discussed below.

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the sales of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property and equipment were impaired, and consequently recorded impairment losses in the fourth quarter of 2002 of approximately $468,000 and $148,000 respectively, which was included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the year ended December 31, 2004, LF had income from operations of approximately $494,000, (loss from operations of $417,000 in 2003) which is included in loss from discontinued operations.

In accordance with SFAS 144, the disposal of the Photonics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP and LF have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets of discontinued operations and assets held for sale. The operating results for both segments are segregated and reported as discontinued operations.

      Certain  other  amounts  in  the  2002  financial   statements  have  been
reclassified to conform with the 2003 financial statements.

      The following is a summary of financial position at June 30, 2003 and December 31, 2002 and results of operations for the three and six months ended June 30, 2003 and 2002 for the disposed Photonics (IP) and Plastics (O&W and EP) segments:

                                           JUNE 30,    DECEMBER 31,
FINANCIAL POSITION                           2003        2002
                                          ----------   ----------
Current assets and total assets of
 discontinued operations                  $  898,860   $  943,683
                                          ==========   ==========

Liabilities of discontinued operations:
    Accounts payable and accrued
     expenses                             $  948,513   $1,395,203
    Unsecured note payable                     5,000        5,000
                                          ----------   ----------

    Total liabilities of discontinued
     operations                           $  953,513   $1,400,203
                                          ==========   ==========


                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------
RESULTS OF OPERATIONS                        2003         2002
                                          ----------   ----------

Revenue from discontinued operations      $  606,924   $1,506,662
                                          ==========   ==========

Income from discontinued operations       $  516,135   $   98,693
Loss on disposal of discontinued
 operations                                       --     (275,520)
                                          ----------   ----------
Net income (loss) from discontinued
 operations                               $  516,135   $ (176,827)
                                          ==========   ==========

                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------
RESULTS OF OPERATIONS                        2003         2002
                                          ----------   ----------

Revenue from discontinued operations      $  740,352   $1,941,844
                                          ==========   ==========

Income from discontinued operations       $  444,509   $  113,339

Loss on disposal of discontinued
 operations                                       --     (215,154)
                                          ----------   ----------
Net income (loss) from discontinued
 operations                               $  444,509   $ (101,815)
                                          ==========   ==========

NOTE  4. STOCK OPTION PLAN

As of June 30, 2003 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 2,340,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

A summary of all stock option activity for the six months ended June 30, 2003 is as follows:

                                                                    WEIGHTED
                                         NUMBER      EXERCISE       AVERAGE
                                       OF OPTIONS     PRICE      EXERCISE PRICE
                                       ----------   -----------  --------------

Outstanding at December 31, 2002          300,581   $1.38-$5.50  $         1.64
                                                    ===========  ==============
Options issued                          1,600,000   $.05 -.$.15  $          .06
                                                    ===========  ==============
Options expired                          (217,477)  $1.38-$5.50  $         1.53
                                       ----------   ===========  ==============
Outstanding at June 30, 2003            1,683,104   $.05-$ 2.50  $          .15
                                       ==========   ===========  ==============
Exercisable at June 30, 2003            1,583,104   $.05-$ 2.50  $          .15
                                       ==========   ===========  ==============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -"Accounting for Stock-Based Compensation, " and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net income (loss) and income (loss) per share from continuing operations would have increased as follows:

                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------
RESULTS OF OPERATIONS                        2003         2002
                                          ----------   ----------

Net income (loss)-as reported (000's)     $      212   $   (1,042)

Total stock based employee compensation
 expense determined employee compensation
 expense determined under the fair value
 method for all awards (000's)            $       69   $        2
                                          ----------   ----------

Net income (loss)- pro forma (000's)      $      143   $   (1,044)
                                          ==========   ==========

Income (loss) per share as reported       $      .03   $     (.18)
                                          ==========   ==========
Income(loss) per share pro forma          $      .02   $     (.18)
                                          ==========   ==========


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------
RESULTS OF OPERATIONS                        2003         2002
                                          ----------   ----------

Net loss-as reported (000's)              $     (200)  $   (1,443)

Total stock based employee compensation
 expense determined employee compensation
 expense determined under the fair value
 method for all awards (000's)            $       76   $       71
                                          ----------   ----------

Net Loss- pro forma (000's)               $     (276)  $   (1,514)
                                          ==========   ==========

Loss per share as reported                $     (.03)  $     (.25)
                                          ==========   ==========
Loss per share pro forma                  $     (.04)  $     (.26)
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

A summary of selected consolidated information for the Company's industry segments during the periods ended June 30, 2003 and 2002, respectively, is set forth as follows:


------------------------------------------------------------------------------------------------------------
                         Plastics      Photonics                    IT Services   Unallocated
                           Group         Group       Laser Group       Group       Corporate    Consolidated
------------------------------------------------------------------------------------------------------------
Three Months ended June 30, 2003
------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers               $         --  $          --  $ 1,439,763    $    90,781   $        --   $  1,530,544
------------------------------------------------------------------------------------------------------------
Operating (loss)        $         --  $          --  $    52,669    $  (328,237)  $        --   $   (275,568)
------------------------------------------------------------------------------------------------------------
Income (loss) from
discontinued operations $         --  $     516,135  $        --    $        --   $        --   $    516,135
------------------------------------------------------------------------------------------------------------

Three Months ended June 30, 2002
------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated customers  $         --  $          --  $ 1,500,998    $        --   $        --   $  1,500,998
------------------------------------------------------------------------------------------------------------
Operating loss
including corporate
overhead allocation     $         --  $          --  $  (282,642)   $        --   $  (437,169)  $   (719,811)
------------------------------------------------------------------------------------------------------------
Income (loss) from
discontinued operations
including corporate
overhead allocation     $   (341,312) $      (6,589) $        --    $        --   $   171,074   $   (176,827)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                         Plastics      Photonics                    IT Services   Unallocated
                           Group         Group       Laser Group       Group      Corporate     Consolidated
------------------------------------------------------------------------------------------------------------

Six Months ended June 30, 2003
------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated customers  $         --  $          --  $ 2,851,808    $    91,984   $        --   $  2,943,792
------------------------------------------------------------------------------------------------------------
Operating loss          $         --  $          --  $   (68,378)   $  (510,453)  $        --   $   (578,831)
------------------------------------------------------------------------------------------------------------
Income (loss) from
discontinued operations $         --  $     444,509  $        --    $        --   $        --   $    444,509
------------------------------------------------------------------------------------------------------------

Six Months ended June 30, 2002
------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated customers  $         --  $          --  $ 3,272,939    $        --   $        --   $  3,272,939
------------------------------------------------------------------------------------------------------------
Operating loss
including corporate
overhead allocation     $         --  $          --  $  (653,914)   $        --   $  (594,111)  $ (1,248,025)
------------------------------------------------------------------------------------------------------------
Income (loss) from
discontinued operations
including corporate
overhead allocation     $   (248,763) $       8,770  $        --    $        --   $   138,178   $   (101,815)
------------------------------------------------------------------------------------------------------------

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------

Conversion of legal fees outstanding to common
 stock                                                    $ 48,000   $     --
                                                          ========   ========
     Common stock, issued for prepaid services to
      be provided in future periods                       $     --   $750,000
                                                          ========   ========
     Conversion of long-term obligation and related
     accrued interest and fees to common stock,
      net of capitalized costs written off                $     --   $725,340
                                                          ========   ========
     Notes receivable issued in connection with
     the sale of assets                                   $     --   $180,000
                                                          ========   ========
     Conversion of long-term obligations -
      stockholders and related accrued interest
      to common stock                                     $     --   $129,600
                                                          ========   ========
     Value of detachable common stock warrants
      issued with long-term obligations                   $     --   $103,872
                                                          ========   ========
     Common stock warrants issued as satisfaction
      of accounts payable                                 $     --   $ 58,826
                                                          ========   ========

NOTE 7. EARNINGS PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of June 30, 2002, all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share as of:

                                               Six Months  Three Months
                                                 Ended         Ended
                                             June 30,2003  June 30, 2003

Numerator:
     Income available to common stockholders
      from discontinued operations             $  444,509   $  516,135
                                               ==========   ==========

     Weighted average shares outstanding        6,724,022    7,129,462
                                               ==========   ==========

Denominator for diluted income per share:
     Weighted average shares outstanding        6,724,022    7,129,462
     Common stock options and stock warrants      428,571      428,571
                                               ----------   ----------
     Weighted average shares and conversions    7,152,593    7,558,033
                                               ==========   ==========

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

During the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group. We provide business and technology integration and systems support to government clients. We focus on aligning business processes with technology for delivery of solutions meeting the client's exact needs.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our Laser Group for 2002 and 2003 and our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to our decision to sell the business of our Laser Group and focus on our IT Services Group.


                                                                       Three Months Ended June 30,

                                                                  As a %                          As a %
                                                                  of Net             2002        of Net         Increase
                                                      2003       Revenues       (As Restated)   Revenues       (Decrease)
                                                  -----------    --------       ------------    ---------      ----------
Sales                                             $ 1,530,544       100.0%      $  1,500,998        100.0%            2.0%
Cost of sales                                         959,288        62.7          1,221,146         81.4           (21.4)
                                                  -----------------------       -------------------------      ----------
Gross profit                                          571,256        37.3            279,852         18.6           104.1
                                                  -----------------------       -------------------------      ----------
General and administrative                            594,890        38.9            679,884         45.3           (12.5)
Depreciation and amortization                         155,695        10.2            251,184         16.7           (38.0)
Selling                                                71,617         4.7             68,595          4.6             4.4
Research and development                               24,622         1.6                 --          0.0              --
                                                  -----------------------       -------------------------      ----------
Total operating expenses                              846,824        55.3            999,663         66.6           (15.3)
                                                  -----------------------       -------------------------      ----------
Operating loss                                       (275,568)      (18.0)          (719,811)       (48.0)          (61.7)
Other income (expense) and income taxes, net          (29,061)       (1.9)          (145,786)        (9.7)          (80.1)
                                                  -----------------------       -------------------------      ----------
Income (loss) from continuing operations             (304,629)      (19.9)          (865,597)       (57.7)          (64.8)
Income (loss) from discontinued operations            516,135        33.7           (176,827)       (11.8)         (391.9)
                                                  -----------------------       -------------------------      ----------
Net loss                                          $   211,506        13.8%      $ (1,042,424)       (69.4)%        (120.3)%
                                                  =======================       =========================      ==========

      SALES

Sales for the three months ended June 30, 2003 were relatively unchanged compared to sales for the three months ended June 30, 2002. Sales were $1,439,763 from LF and $90,781 from IT Services Group for the three months ended June 30, 2003. Sales of $1,500,998 were from LF for the three months ended June 30, 2002. The sales from the IT Services Group are a result of our new strategy which was implemented in 2003. Sales from LF decreased slightly in the 2003 period from the 2002 period.

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

      COST OF SALES AND GROSS PROFIT

Cost of sales represents the cost of labor, materials and overhead related to LF and the cost of employee services related to the IT Services Group. Cost of sales for the three months ended June 30, 2003 decreased by $261,858 compared to cost of sales for the three months ended June 30, 2002. Cost of sales was $900,037 for LF and $59,251 for IT Services Group for the three months ended June 30, 2003. Gross profit was $539,726 or 37.5% for LF and $31,530 or 34.7%
for the IT Services Group for the three months ended June 30, 2003. Cost of sales of $1,221,146 was for LF for the three months ended June 30, 2002 and resulted in a gross profit of $279,852 or 18.6%. Gross profit increased by $259,874 for LF due to the mix of job orders and fixed costs which did not increase as sales increased.

      GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses in the second quarter of 2003 decreased in absolute terms and as a percentage of sales compared to the second quarter of 2002. The decrease was due to the relocation of administrative offices from Rhode Island to Rochester, New York in 2003 and an associated reduction in employee related expenses as we implemented our new strategies. We also realized reductions in our professional fees and other operating expenses. We anticipate that general and administrative expenses will decrease as a percent of sales as we continue to transition our business strategy. However, we expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $50,000 and income of $8,720 for the three months ended June 30, 2003 and 2002, respectively.

      DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased by $95,489 in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 principally due to the write off or disposition of assets in connection with the relocation of our corporate headquarters to Rochester, New York. We are operating our new corporate headquarters with less capital equipment.

      SELLING EXPENSES

For the three months ended June 30, 2003 we incurred selling expenses of $5,079 associated with growing business in our IT Services Group. Selling expense at LF was relatively unchanged at $66,538 for the three months ended June 30, 2003 compared to $68,595 for the three months ended June 30, 2002.

      RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2003 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $24,622 of expense for the quarter ended June 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      LOSS FROM OPERATIONS

For the three months ended June 30, 2003 our operating loss was $275,568 compared to a $719,811 loss from operations in the comparable period of 2002. This is primarily attributable to our focus on our new IT Services Group and reductions in general and administrative expenses offset in part by research and development expenses of our IT Services Group related to our biometrics applications.

      OTHER EXPENSES

Other income and expense consists principally of interest expense on indebtedness for the three months ended June 30, 2003. Interest expense was $41,080 for the three months ended June 30, 2003 compared to $86,659 for the three months ended June 30, 2002. The decrease in our interest expense is due primarily to repayment of notes payable as a result of the termination of our DARPA contract in 2002 and the continued amortization of notes payable of LF.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS

We recorded income from discontinued operations of $516,135 for the three months ended June 30, 2003 compared to a loss of $176,827 for the three months ended June 30, 2002. This income is the result of the operations of the Plastics Group and the Photonics Group which were reclassified as discontinued operations. This is principally due to the closing of the DARPA contract in the Photonics Group and the settlement of liabilities for less than the full carrying values in 2003. The loss in 2002 was principally due to the discontinued operations of the Plastics Group.

      NET INCOME (LOSS)

For the three months ended June 30, 2003, we recorded net income of $211,506, or $.03 per share consisting of a loss from continuing operations of $304,629 or $(.04) per share and income from discontinued operations of $516,135 or $.07 per share. This compares to a net loss of $1,042,424 or $(.18) per share consisting of a loss from continuing operations of $865,597 or $(.15) per share and a loss from discontinued operations of $176,827 or $(.03) per share for the three months ended June 30, 2002. The improvement in net loss is attributable to reductions in general and administrative expenses, an improvement in the loss from discontinued operations by $692,962, contributions provided by our new IT Services Group, and a decrease in interest expense, and increased gross profits from LF's business which were offset by selling, research and development expenses of our IT Services Group.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The following table compares our statement of operations data for the first six months of 2003 and 2002. We commenced the operations of our IT Services Group in the second quarter of 2003. The following results include the operations of our Laser Group for 2002 and 2003 and our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                        Six Months Ended June 30,

                                                                  As a %                          As a %
                                                                  of Net            2002         of Net         Increase
                                                      2003       Revenues       (As Restated)   Revenues       (Decrease)
                                                  -----------    --------       ------------    ---------      ----------
Sales                                              $2,943,792       100.0 %     $  3,272,939        100.0 %         (10.1) %
Cost of sales                                       2,003,596        68.1          2,671,802         81.6           (25.0)
                                                  -----------------------       -------------------------      ----------
Gross profit                                          940,196        31.9            601,137         18.4            56.4
                                                  -----------------------       -------------------------      ----------
General and administrative                          1,054,149        35.8          1,248,985         38.2           (15.6)
Depreciation and amortization                         318,207        10.8            449,279         13.7           (29.2)
Selling                                               120,117         4.1            149,082          4.6           (19.4)
Research and development                               26,554         0.9              1,816          0.1         1,362.2
                                                  -----------------------       -------------------------      ----------
Total operating expenses                            1,519,027        51.6          1,849,162         56.5           (17.9)
                                                  -----------------------       -------------------------      ----------
Operating loss                                       (578,831)      (19.7)        (1,248,025)       (38.1)          (53.6)
Other income (expense) and income taxes, net          (65,296)       (2.2)           (92,739)        (2.8)          (29.6)
                                                  -----------------------       -------------------------      ----------
Loss from continuing operations                      (644,127)      (21.9)        (1,340,764)       (41.0)          (52.0)
Income (loss) from discontinued operations            444,509        15.1          (101,815)        (3.1)          (536.6)
                                                  -----------------------       -------------------------      ----------
Net loss                                          $  (199,618)       (6.8) %    $ (1,442,579)       (44.1) %        (86.2) %
                                                  =======================       =========================      ==========

      SALES

Sales for the six months ended June 30, 2003 decreased $329,147 or 10% compared to sales for the six months ended June 30, 2002. Sales of LF decreased by $272,887 or 8.7% to $2,851,808 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was offset by sales from the IT Services Group of $91,984 for the six months ended June 30, 2003. The sales from the IT Services Group are a result of our new strategy which was implemented in 2003. Sales from LF declined in the 2003 period from the 2002 period due to reductions in customer orders.

On October 30, 2002, we received a notice of termination of our DARPA contract. The contract was terminated for the U.S. Government's convenience. The DARPA contract had provided substantially all of the revenue of our Photonics Group. As a result, we have terminated this line of business and have accounted for the Photonics Group as a disposal of discontinued operations in the accompanying financial statements. Accordingly, the statements of operations for 2002 have been restated to reflect the operations of the Photonics Group in income (loss) from discontinued operations.

      COST OF SALES AND GROSS PROFIT

Cost of sales represents the cost of labor, materials and overhead related to LF and the cost of employee services related to the IT Services Group. Cost of sales was $1,944,345 for LF and $59,251 for IT Services Group for the six months ended June 30, 2003. Cost of sales for the six months ended June 30, 2003 decreased 25% as compared to cost of sales for the six months ended June 30, 2002. Cost of sales as a percent of sales improved by 13.5% or approximately $668,206 from 81.6% for the six months ended June 30, 2002 to 68.1% for the six months ended June 30, 2003. The decrease in cost of sales as a percent of sales is principally due to reductions in employees and related expenses at LF.

Gross profit was $907,463 or 31.8% for LF and $32,733 or 35.6% for the IT Services Group for the six months ended June 30, 2003. Cost of sales of $2,558,937 for the six months ended June 30, 2002 was for LF and resulted in a gross profit of $565,758 or 18.1%.

For the six months ended June 30, 2003, we continued to experience operating losses due primarily to continued weakness in jet engine and turbine parts revenue at LF. These losses have resulted in reductions in cash flow, continuing defaults in our bank loan covenants and a negative working capital position.

      GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2003 decreased in absolute terms and as a percentage of sales compared to the first six months of 2002. The decrease was due to the relocation of administrative offices from Rhode Island to Rochester, New York in 2003 and an associated reduction in employee related expenses as we implemented our new strategies. We also realized reductions in our professional fees and other operating expenses. We anticipate that general and administrative expenses will decrease as a percent of sales as we continue to transition our business strategy. However, we expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expenses also decreased at LF due to cost cutting measures implemented beginning in 2002.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $100,000 and income of $17,440 for the six months ended June 30, 2003 and 2002, respectively.

      DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased by $131,072 in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This was due to the write off or disposition of assets in connection with the relocation of our corporate headquarters to Rochester, New York. We are operating our new corporate headquarters with less capital equipment. In addition, depreciation expense at LF decreased as assets came to the end of their depreciable lives.

      SELLING EXPENSES

For the six months ended June 30, 2003 we incurred selling expenses of $5,079 associated with growing business in our IT Services Group. Selling expense at LF decreased by $34,044 to $115,038 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 reflecting minor staff reductions.

      RESEARCH AND DEVELOPMENT

For the six months ended June 30, 2003 we began to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $26,554 of expense for the six months ended June 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      LOSS FROM OPERATIONS

For the six months ended June 30, 2003 our operating loss was $578,831 compared to a $1, 248,025 loss from operations for the six months ended June 30, 2002. This improvement is primarily attributable to our focus on our new IT Services Group and reductions in LF's cost of sales, general and administrative expenses, depreciation expense, and selling expense, offset by research and development expenses incurred in our IT Services Group related to our biometrics applications.

      OTHER INCOME (EXPENSES)

Other income and expense consists principally of interest expense on indebtedness for the six months ended June 30, 2003. Interest expense was $80,080 for the six months ended June 30, 2003 compared to $167,682 for the six months ended June 30, 2002. The decrease in our interest expense is due primarily to repayment of notes payable as a result of the termination of our DARPA contract in 2002 and the continued amortization of notes payable of LF.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS

We recorded income from discontinued operations of $444,509 for the six months ended June 30, 2003 compared to a loss of $101,815 for the six months ended June 30, 2002. The income for 2003 is due to the close out of the DARPA contract with the Photonics Group and includes settlement of balances due for less than the full carrying values. The loss from discontinued operations for 2002 is the result of the losses from discontinued operations of Osley & Whitney, the Plastics Group and the Photonics Group.

      NET LOSS

For the six months ended June 30, 2003, we recorded a net loss of $199,618 or $(.03) per share consisting of a loss from continuing operations of $644,127 or $(.09) per share and income of $444,509 or $.06 per share from discontinued operations. This compares to a net loss of $1,442,579 or $(.25) per share consisting of a loss from continuing operations of $1,340,764 or $(.23) per share and a loss of $101,815 or $(.02) per share from discontinued operations for the six months ended June 30, 2002. The improvement in net loss is attributable to reductions in cost of sales as a percent of sales, decreases in general and administrative expenses, an improvement in the loss from discontinued operations by $546,324 (from a loss of $101,815 to a gain of $444,509), contributions provided by our new IT Services Group, and a decrease in interest expense, which were offset by research and development expenses of our IT Services Group related to our biometrics applications.

      LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had unrestricted cash of $62,350, substantially all of which was held by LF for its working capital needs.

At June 30, 2003 we had a working capital deficit of $3,792,963 ($3,738,310 after eliminating the assets and liabilities of our discontinued operations). Approximately $2,400,000 of this deficit is caused by bank loan covenant violations resulting in the classification of all related debt with these financial institutions being classified current liabilities.

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

ITEM 3.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

We are the plaintiff in a lawsuit filed in the Superior Court; State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005. The jury returned a verdict and judgment was entered in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On June 1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000 representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment in the matter becomes a final, non-appealable decision, or earlier upon the written agreement of all parties.

We are the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. Claimant, a former employee and former member of our board of directors, alleges that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleges that we have failed or refused to make such cash payments and have breached the agreement and seeks all monies owed to him, said amount alleged to be approximately $130,000. We answered the claim by admitting that a letter agreement was entered into but denied all of the remaining allegations. We also filed a counterclaim in the arbitration proceeding. We filed a related claim against Mr. Feeley in the Superior Court, State of Rhode Island on June 5, 2003. We claim that he breached certain provisions of his employment agreement, breached fiduciary duties he owed to us and violated several provisions of the June 27, 2002 letter agreement. We seek compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

For the three and six months ended June 30, 2003, we issued 2,000,000 restricted shares of common stock at $.05 per share in private placement transactions. In addition, we issued 960,000 restricted shares of common stock for conversion of outstanding liabilities of $48,000.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of June 30, 2003 amounted to $834,878 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of June 30, 2003 amounted to $1,082,265 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary is obligated under a capital lease for the LF operating facility. The lease provided for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of June 30, 2003 amounted to $485,000. Annual payments of principal were $35,000 for fiscal 2003 and increased by $5,000 annually through June 2012. Under the terms of this capital lease, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation has been classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,402,143 at June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6.  EXHIBITS.

a.    Exhibits:


      Exhibit No.       Description
      ----------        --------------------------------------------------------
         31.1           Certification  of  Chief  Executive  Officer  and  Chief
                        Financial   Officer  pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.

         32.1           Certification  of  Chief  Executive  Officer  and  Chief
                        Financial   Officer  pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Infinite Group Inc.
                                                  (Registrant)

Date: July 26, 2005                               /s/ Michael S. Smith
                                                  ------------------------------
                                                         Chief Executive Officer

Date: July 26, 2005                               /s/ Michael S. Smith
                                                  ------------------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)