Form 10QSB
period 2003-09-30
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                         Commission File Number 0-21816

                               INFINITE GROUP INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                52-1490422
              ---------                               ----------
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

                            595 Blossom Rd. Suite 309
                            Rochester, New York 14610
                            -------------------------
                     (Address of principal executive office)

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

                                 Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2005 there were 19,206,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - September 30, 2003 (unaudited)
                  and December 31, 2002                                        3

                  Statements of Operations-(unaudited) for the three and nine
                  month periods ended September 30, 2002 and 2003              4

                  Statements of Cash Flows-(unaudited) for the nine month
                  periods ended September 30, 2002 and 2003                    5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                        14

         Item 3.  Controls and Procedures                                     21

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           22

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 22

         Item 3.  Defaults Upon Senior Securities                             23

         Item 4.  Submission of Matters to a Vote of Security Holders         23

         Item 5.  Other Information                                           23

         Item 6. Exhibits                                                     23

SIGNATURES                                                                    24

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Infinite Group Inc., a Delaware corporation.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
                                                    September 30,   December 31,
                                                       2003            2002
--------------------------------------------------------------------------------
ASSETS                                              (unaudited)
Current assets:
   Cash                                           $    163,766    $     36,459
   Restricted cash                                      25,507          25,118
   Accounts receivable, net of allowance             1,054,351         923,043
   Inventories                                          37,165         127,792
   Other current assets                                 46,752          42,767
   Assets of discontinued operations                   814,026         943,683
                                                  ------------    ------------
   Total current assets                              2,141,568       2,098,862

Property and equipment, net                          2,733,873       3,042,587

Other assets:
  Note receivable                                       73,897          73,897
  Other intangible assets, net                          65,945          60,225
                                                  ------------    ------------
        Total other assets                             139,842         134,122
                                                  ------------    ------------
                                                  $  5,015,283    $  5,275,571
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS'  DEFICIENCY
Current liabilities:
Notes Payable:
   Bank                                           $    179,698    $    428,276
   Other                                                30,000              --
   Related parties                                     218,906          83,906
   Accounts payable                                  1,341,739       1,317,136
   Accrued expenses                                    785,725         691,332
   Current maturities of long-term obligations       2,404,431       2,551,295
   Liabilities of discontinued operations              908,442       1,400,203
                                                  ------------    ------------
        Total current liabilities                    5,868,942       6,472,148

Long-term obligations
   Bank notes payable                                   33,991              --
   Notes payable-related parties                       613,324              --
   Accrued pension expense                           2,182,449       2,159,152
                                                  ------------    ------------
        Total liabilities                            8,698,706       8,631,300
                                                  ------------    ------------
Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000
     shares authorized; 9,474,077 (6,314,077
     in 2002) issued and outstanding                     9,474           6,314
   Additional paid-in capital                       27,972,660      27,817,820
   Common stock, authorized, not issued                 50,000              --
   Accumulated deficit                             (28,743,108)    (28,081,158)
   Accumulated other comprehensive loss             (2,972,449)     (3,098,705)
                                                  ------------    ------------
       Total stockholders' deficiency               (3,683,423)     (3,355,729)
                                                  ------------    ------------
Total liabilities and stockholders' deficiency    $  5,015,283    $  5,275,571
                                                  ============    ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                            Nine Months Ended            Three Months Ended
                                                               September 30,                September 30,
                                                       --------------------------    --------------------------
                                                           2003          2002            2003          2002
---------------------------------------------------------------------------------------------------------------
                                                                     (As Restated)                 (As Restated)
Sales                                                  $ 4,402,537    $ 4,745,572    $ 1,458,745    $ 1,472,633
Cost of goods and services                               3,032,232      3,702,000      1,028,637      1,030,198
                                                       -----------    -----------    -----------    -----------
Gross profit                                             1,370,305      1,043,572        430,108        442,435

Costs and expenses:
   General and administrative                            1,572,080      1,823,808        517,931        574,823
   Depreciation and amortization                           458,795        635,763        140,588        186,484
   Selling                                                 189,515        201,744         69,397         52,662
   Research and development                                 80,764          1,816         54,210             --
                                                       -----------    -----------    -----------    -----------
        Total costs and expenses                         2,301,154      2,663,131        782,125        813,969
                                                       -----------    -----------    -----------    -----------

Operating loss                                            (930,849)    (1,619,559)      (352,017)      (371,534)

Other income (expense):
   Interest expense:
       Related parties                                     (22,238)       (17,317)       (17,607)        (7,724)
       Others                                             (113,081)      (309,650)       (37,650)      (151,561)
   Gain on disposition of assets                            11,243        137,418             --             --
   Impairment loss                                              --        (45,670)            --             --
   Other income (expense)                                    5,487        (16,925)         1,688          2,215
   Interest income                                             221          9,725             54             --
                                                       -----------    -----------    -----------    -----------
       Total other income (expense)                       (118,368)      (242,419)       (53,495)      (157,070)
                                                       -----------    -----------    -----------    -----------

Loss from continuing operations before
  income tax expense                                    (1,049,217)    (1,861,978)      (405,513)      (528,604)
Income tax expense                                            (424)       (15,411)            --         (8,021)
                                                       -----------    -----------    -----------    -----------
Loss from continuing operations                         (1,049,641)    (1,877,389)      (405,513)      (536,625)
Income (loss) from discontinued operations,
   (including  $92,211 and $307,365 loss on
   disposal in the three and nine months ended 2002)       387,690       (272,566)       (56,819)      (170,751)
                                                       -----------    -----------    -----------    -----------
   Net loss                                            $  (661,951)   $(2,149,955)   $  (462,332)   $  (707,376)
                                                       ===========    ===========    ===========    ===========

Net loss per share-Basic:
Loss from  continuing operations                       $      (.14)   $      (.32)   $      (.05)   $      (.08)
  Income (loss) from discontinued operations                   .05           (.04)          (.01)          (.03)
                                                       -----------    -----------    -----------    -----------
  Net loss                                             $      (.09)   $      (.36)   $      (.06)   $      (.11)
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share- Diluted:
   Income (loss) from discontinued operations          $       .05    $      (.04)   $      (.01)   $      (.03)
                                                       ===========    ===========    ===========    ===========

 Weighted average number of shares outstanding:
                           Basic                         7,668,934      5,896,504      7,687,729      6,270,125
                                                       ===========    ===========    ===========    ===========
                           Diluted                       7,918,934      5,896,504      7,687,729      6,270,125
                                                       ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                      --------------------------
                                                                                          2003           2002
----------------------------------------------------------------------------------------------------------------
                                                                                                    (As Restated)
Operating activities:
   Net loss                                                                           $  (661,950)   $(2,149,955)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Loss from discontinued operations                                                  (387,690)       272,566
      Depreciation and amortization                                                       458,795        635,763
       Amortization of discount on note payable                                                --         37,073
       Expenses satisfied via issuance of common stock                                     50,000        194,943
       Gain loss on disposition of assets                                                 (11,243)      (137,418)
       Impairment Loss                                                                         --         45,670
      (Increase) decrease in:
         Accounts receivable, net                                                        (131,308)       682,786
         Inventories                                                                       90,627         25,633
         Other  current assets                                                             (3,985)        86,667
         Prepaid pension cost                                                                  --         55,000
      Increase (decrease) in:
        Accounts payable and accrued expenses                                             166,998       (273,172)
        Accrued pension obligations                                                       149,552             --
                                                                                      -----------    -----------
Net cash provided by (used in) operating activities of continuing operations             (280,204)      (524,444)
Net cash provided by (used in) operating activity of discontinued operations               25,586        143,754
                                                                                      -----------    -----------
Net cash provided by (used in) operating activities                                      (254,618)      (380,690)

Investing activities:
    Decrease (increase) in restricted funds                                                  (389)        60,320
    Purchase of property and equipment                                                    (91,360)      (128,301)
    Proceeds from sale of property and equipment                                               --        270,000
    Payments for intangibles                                                              (12,000)            --
                                                                                      -----------    -----------
    Net cash provided by (used in) investing activities                                  (103,749)       202,019
    Net cash provided by (used in) investing activities of discontinued operations             --      1,530,745
                                                                                      -----------    -----------
    Net cash provided by (used in) investing activities                                  (103,749)     1,732,764
                                                                                      -----------    -----------


Financing activities:
   Net repayments of bank notes payable                                                   (51,034)       (30,503)
   Proceeds from the issuance of notes payable-related parties                            165,000             --
   Proceeds from issuance of convertible notes payable, net of costs                           --      1,374,000
   Borrowing of notes payable-Related parties                                                  --        (32,906)
   Proceeds from issuance of Long-term obligations-related parties                        613,324             --
   Proceeds from issuance of common stock, net of expenses                                110,000        256,132
   Repayment of long- term obligations                                                   (351,616)      (326,464)
                                                                                      -----------    -----------

Net cash provided by (used in) financing activities of continuing operations              485,674      1,240,259

Net cash provided by (used in) financing activities of discontinued operations                 --     (2,663,400)
                                                                                      -----------    -----------

Net cash provided by (used in) financing activities                                       485,674     (1,423,141)
                                                                                      -----------    -----------
Net increase (decrease) in cash                                                           127,307        (71,067)
Cash  - beginning of period                                                                36,459         73,802
                                                                                      -----------    -----------

Cash  - end of period                                                                 $   163,766    $     2,735
                                                                                      ===========    ===========
Supplemental disclosure- Cash paid for:
   Interest                                                                           $  (111,547)   $  (366,269)
                                                                                      ===========    ===========
   Income taxes                                                                       $      (424)   $    (6,464)
                                                                                      ===========    ===========

See notes to consolidated financial statements (unaudited).

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2002 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results that maybe expected for the year ended
December 31, 2003. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

In 2002 we generated substantially our entire sale from traditional laser manufacturing services, which included welding, machining, cutting, drilling and engraving. These services related to processes performed on the customers' parts. The services were performed based upon terms specified and agreed upon by both parties prior to commencement. Sales relating to these services were recognized at the point that the completed product was delivered to the customer. In 2003 we generated sale from our traditional laser manufacturing services and beginning in the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group.

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

On August 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment of disposal of long-lived assets. For long-lived asset to be held and used, the new rules are similar to previous guidance, which required the recognition of impairment when the undiscounted cash flows will not recover the carrying amount. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former major line of business or class of customer approach. We adopted the provisions of SFAS 144 in fiscal 2001 and utilized this guidance for the disposal of the Plastics Group. Accordingly, the assets and liabilities of the discontinued operations are reflected as gross amounts, rather than net, in the accompanying balance sheet in accordance with SFAS 144. There was no impact from the adoption of this standard on its impairment tests of long-lived assets or its accounting for discontinued operations.

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

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended September 30, 2003 have been restated to account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract and for LF, which was sold as discussed below.

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the sales of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property and equipment were impaired, and consequently recorded an impairment loss in the fourth quarter of 2002 of approximately $468,000 and $148,000 respectively, which was included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the year ended December 31, 2004, LF had income from operations of approximately $494,000, (loss from operations of $417,000 in 2003, which is included in loss from discontinued operations.

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

         The following is a summary of financial position at September 30, 2003 and December 31, 2002 and results of operations for the three and nine months ended September 30, 2003 and 2002 for the disposed Photonics (IP) and Plastics (O&W and EP) segments:

                                                 September 30, December 31,
Financial Position                                   2003         2002
                                                  ----------   ----------

Current assets and total assets of
  discontinued operations                         $  814,026   $  943,683
                                                  ==========   ==========

Liabilities of discontinued operations:
    Accounts payable and accrued expenses         $  903,442   $1,395,203
    Unsecured note payable                             5,000        5,000
                                                  ----------   ----------

    Total liabilities of discontinued
      operations                                  $  908,442   $1,400,203
                                                  ==========   ==========


                                                    Three Months Ended
                                                        September 30,
                                                 -------------------------
Results of Operations                               2003          2002
                                                 -----------   -----------

Revenue from discontinued operations             $        --   $ 2,277,123
                                                 ===========   ===========

Loss from discontinued operations                $   (56,819)  $   (78,540)

Loss on disposal of discontinued operations               --       (92,211)
                                                 -----------   -----------

Net loss from discontinued operations            $   (56,819)  $  (170,751)
                                                 ===========   ===========


                                                      Nine Months Ended
                                                         September 30,
                                                 -------------------------
Results of Operations                                2003          2002
                                                 -----------    ----------

Revenue from discontinued operations             $   740,352   $ 4,218,967
                                                 ===========   ===========

Income from discontinued operations              $   387,690   $   34, 799

Loss on disposal of discontinued
operations                                                --      (307,365)
                                                 -----------    ----------

Net income (loss) from discontinued operations   $   387,690   $  (272,566)
                                                 ===========   ===========

Certain other amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statements.

Note  4. Stock Option Plan

As of September the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 2,340,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

A summary of all stock option activity for the nine months ended September 30, 2003 is as follows:

                                                                                       Weighted
                                                Number             Exercise             Average
                                              Of Options            Price           Exercise Price
                                            ---------------- --------------------- ------------------

Outstanding at December 31, 2002                300,581         $ 1.38 - $5.50          $ 1.64
                                                                ==============          ======

Options issued                                 1,610,000          $ .05-$.15             $ .06
                                                                  ==========             =====

Options expired                                (223,006)        $ 1.38 - $5.50          $ 1.57
                                               ---------        ==============          ======

Outstanding at September 30, 2003              1,687,575        $ .05 -$ 2.50            $ .13
                                               =========        =============            =====

Exercisable at September 30, 2003              1,587,575         $ .05 -$2.50            $ .13
                                               =========         ============            =====

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

                                             Three Months Ended
                                                September 30,
                                            --------------------
Results of Operations                         2003        2002
                                            --------    --------

Net loss-as reported (000's)                $   (462)   $   (707)
                                            --------    --------
Total stock based employee compensation
 expense determined employee compensation
 expense determined under the fair value
 method for all awards (000's)              $     --    $    136
                                            --------    --------
Net Loss- pro forma (000's)                 $   (462)   $   (843)
                                            ========    ========

Loss per share as reported                  $   (.06)   $   (.11)
                                            ========    ========
Loss per share pro forma                    $   (.06)   $   (.13)
                                            ========    ========

                                             Nine Months Ended
                                                September 30,
                                            --------------------
Results of Operations                          2003       2002
                                            --------    --------

Net loss-as reported (000's)                $   (662)   $ (2,150)

Total stock based employee compensation
 expense determined employee compensation
 expense determined under the fair value
 method for all awards (000's)              $     76    $    207
                                            --------    --------

Net Loss- pro forma (000's)                 $   (738)   $ (2,357)
                                            ========    ========

Loss per share as reported                  $   (.09)   $   (.36)
                                            ========    ========
Loss per share pro forma                    $   (.09)   $  (.40)
                                            ========    ========

Note  5.  Business Segments

Prior to 2002, the Company's business were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the year ended December 31, 2001, the Company approved of a plan to discontinue the operations of the Plastics Group. During the fourth quarter of 2002, the Company's contra ct with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of the year ended December 31, 2003, the Company approved the sale of the assets and certain liabilities of its Laser Fare, Inc. subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Plastics, Photonics, and Laser segments have been accounted for as disposals of business segments and accordingly, the respective assets (liabilities) have been segregated from continuing operations and classified as assets of discontinue operations and the operating results for all three segments are segregated and reported as discontinued operations.

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

A summary of selected consolidated information for the Company's industry segments during the periods ended September 30, 2003 and 2002, respectively, is set forth as follows.

                                        Plastics      Photonics                    IT Services     Unallocated
                                         Group          Group       Laser Group       Group         Corporate    Consolidated
                                      -----------    -----------    -----------    -----------    -----------    ------------
Three Months ended September 30, 2003

Sales to unaffiliated customers        $        --    $        --    $ 1,061,853    $   396,892    $        --    $ 1,458,745

Operating loss                         $        --    $        --    $  (200,806)   $   151,211    $        --    $   352,017

Income from                            $        --    $   (56,819)   $        --             --    $        --    $   (56,819)
discontinued
operations

Three Months ended September 30, 2002

Sales to                               $        --             --    $ 1,472,633             --             --      1,472,633
unaffiliated
customers

Operating loss                         $        --             --    $  (131,139)   $        --    $  (240,395)   $  (371,534)
including corporate
overhead allocation

Income (loss) from                     $   (92,211)   $  (151,460)   $        --    $        --    $    72,920    $  (170,751)
discontinued
operations including
corporate overhead
allocation

Nine Months ended September 30, 2003

Sales to                               $        --    $        --    $ 3,913,660    $   488,877    $        --    $ 4,402,537
unaffiliated
customers

Operating loss                         $        --    $        --    $  (269,184)   $  (661,664)   $        --    $  (930,848)

Income (loss) from                     $        --    $   387,690    $        --    $        --    $        --    $   387,690
discontinued
operations

Nine Months ended September 30, 2002

Sales to                               $        --    $        --    $ 4,745,572    $        --    $        --    $ 4,745,572
unaffiliated
customers

Operating loss                         $        --    $        --    $  (785,053)   $        --    $  (834,506)   $(1,619,559)
including corporate
overhead allocation

Income (loss) from                     $  (340,974)   $  (142,690)   $        --    $        --    $   211,098    $  (272,566)
discontinued
operations including
corporate overhead
allocation

Note 6.   Supplemental Cash Flow Information

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  2003      2002
                                                                               --------   --------
Demand note reclassed to long-term obligation                                  $197,544   $     --
                                                                               ========   ========

Conversion of legal fees outstanding to common stock                           $ 48,000   $     --
                                                                               ========   ========

Purchase of vehicle through long-term obligations                              $ 41,199   $     --
                                                                               ========   ========

Common stock, issued for prepaid services to be provided in future periods     $     --   $750,000
                                                                               ========   ========

Conversion  of long-term  obligation  and related  accrued  interest and
 fees to common stock, net of capitalized costs written off                    $     --   $725,340
                                                                               ========   ========

Notes receivable issued in connection with the sale of assets                  $     --   $180,000
                                                                               ========   ========

Conversion of long-term  obligations-  Stockholders and related
 accrued interest To common stock                                              $     --   $129,600
                                                                               ========   ========

Value of detachable common stock warrants Issued with long-term  obligations   $     --   $103,872
                                                                               ========   ========

Common stock warrants issued as satisfaction of accounts payable               $     --   $ 58,826
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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30,2003

Numerator:
     Income from discontinued operations       $  387,690
                                               ==========

     Weighted average shares outstanding        7,668,934
                                               ==========

Denominator for diluted income per share:
     Weighted average shares outstanding        7,668,934
     Common stock options and stock warrants      250,000
                                               ----------

     Weighted average shares and conversions    7,918,934
                                               ==========

      For the three and nine months ended September 30, 2002 and three months ended September 30, 2003 all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

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

Results of operations

Comparison of Three Months ended September 30, 2003 and 2002

We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our Laser Group for 2002 and 2003 and our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                    Three Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                As a % of Net       2002       As a % of Net     Increase
                                                      2003        Revenues      (As Restated)    Revenues       (Decrease)
                                                      ----        --------       -----------     --------       ----------
Sales                                             $ 1,458,745       100.0 %      $ 1,472,633        100.0 %          (0.9)%
Cost of sales                                       1,028,637        70.5          1,030,198         70.0            (0.2)
                                                  ------------------------       --------------------------      ---------
Gross profit                                          430,108        29.5            442,435         30.0            (2.8)
                                                  ------------------------       --------------------------      ---------
General and administrative                            517,931        35.5            574,823         39.0            (9.9)
Depreciation and amortization                         140,588         9.6            186,484         12.7           (24.6)
Selling                                                69,397         4.8             52,662          3.6            31.8
Research and development                               54,210         3.7                 --          0.0              --
                                                  ------------------------       --------------------------      ---------
Total operating expenses                              782,125        53.6            813,969         55.3            (3.9)
                                                  ------------------------       --------------------------      ---------
Operating loss                                       (352,017)      (24.1)          (371,534)       (25.2)           (5.3)
Other income (expense) and income taxes, net          (53,495)       (3.7)          (165,091)       (11.2)          (67.6)
                                                  ------------------------       --------------------------      ---------
Loss from continuing operations                      (405,513)      (27.8)          (536,625)       (36.4)          (24.4)
Loss from discontinued operations                     (56,819)       (3.9)          (170,751)       (11.6)          (66.7)
                                                  ------------------------       --------------------------      ---------
Net loss                                          $  (462,332)      (31.7)%      $  (707,376)       (48.0)%         (34.6)%
                                                  =========================      ==========================      =========

      Sales

Sales for the three months ended September 30, 2003 were relatively unchanged compared to sales for the three months ended September 30, 2002. Sales were approximately $1,062,000 from LF and $397,000 from IT Services Group for the three months ended September 30, 2003. Sales of $1,472,633 were from LF for the three months ended September 30, 2002. The sales from the IT Services Group are a result of our new strategy which was implemented in 2003. Sales from LF declined by approximately $410,000 in the 2003 period from the 2002 period due to reductions in customer orders.

On October 30, 2002, we received a notice of termination of our DARPA contract. The contract was terminated for the U.S. Government's convenience. The DARPA contract had provided substantially the entire sales generated in our Photonics Group. As a result, we have terminated this line of business and have accounted for the Photonics Group as a disposal of discontinued operations in the accompanying financial statements. Accordingly, the statements of operations for 2002 have been restated to reflect the operations of the Photonics Group in income (loss) from discontinued operations.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of labor, materials and overhead related to LF and the cost of employee services related to the IT Services Group. Cost of sales for the three months ended September 30, 2003 was relatively unchanged compared to cost of sales for the three months ended September 30, 2003. Cost of sales was approximately $795,000 for LF and approximately $233,000 for IT Services Group for the three months ended September 30, 2002. Gross profit was approximately $267,000 or 25.1% for LF and approximately $164,000 or 41.2% for the IT Services Group for the three months ended September 30, 2003. Cost of sales of $1,030,198 was for LF for the three months ended September 30, 2002 and resulted in a gross profit of $442,435 or 30%. Gross profit declined for LF due to the mix of job orders and fixed costs which did not decrease as sales declined.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses in the third quarter of 2003 decreased in absolute terms and as a percentage of sales compared to the third quarter of 2002. The decrease was due to the relocation of administrative offices from Rhode Island to Rochester, New York in 2003 and an associated reduction in employee related expenses as we implemented our new strategies. We also realized reductions in our professional fees and other operating expenses. We anticipate that general and administrative expenses will decrease as a percent of sales as we continue to transition our business strategy. However, we expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $50,000 and income of $8,720 for the three months ended September 30, 2003 and 2002, respectively.

      Depreciation and Amortization

Depreciation and amortization expense decreased by $45,856 in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 principally due to the write off or disposition of assets in connection with the relocation of our corporate headquarters to Rochester, New York. We are operating our new corporate headquarters with less capital equipment.

      Selling Expenses

For the three months ended September 30, 2003 we incurred selling expenses of approximately $19,000 associated with growing business in our IT Services Group and recorded approximately $19,000 for the quarter. Selling expense at LF was relatively unchanged at approximately $50,000 for the three months ended September 30, 2003 compared to $52,662 for the three months ended September 30, 2002.

      Research and Development

For the three months ended September 30, 2003 we began to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $54,210 of expense for the quarter ended September 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Loss From Operations

For the three months ended September 30, 2003 our operating loss was $352,017 compared to a $371,534 loss from operations in the comparable period of 2002. This is primarily attributable to our focus on our new IT Services Group and reductions in general and administrative expenses offset in part by research and development expenses of our IT Services Group related to our biometrics applications.

      Other Expenses

Other income and expense consists principally of interest expense on indebtedness for the three months ended September 30, 2003. Interest expense was $55,237 for the three months ended September 30, 2003 compared to $159,000 for the three months ended September 30, 2002. The decrease in our interest expense is due primarily to repayment of notes payable as a result of the termination of our DARPA contract in 2002 and the continued amortization of notes payable of LF.

      Loss from Discontinued Operations

We recorded a loss from discontinued operations of $56,819 for the three months ended September 30, 2003 compared to a loss of $170,751 for the three months ended September 30, 2002. These losses are the result of approximately $70,000 recorded in 2002 as a result of the sale of the Osley & Whitney building and land in the third quarter of 2002. The operations of the Plastics Group and the Photonics Group were reclassified as discontinued operations and loss from discontinued operations of $100,751 was recorded in the third quarter of 2002 and $56,819 in third quarter of 2003.

      Net Loss

For the three months ended September 30, 2003, we recorded a net loss of $462,332 or $(.06) per share consisting of a net loss of $405,513, or $(.05) per share from continuing operations and a loss of $56,819 or $(.01) per share from discontinued operations. This compares to a net loss of $707,376 or $(.11) per share consisting of a net loss of $536,625, or $(.08) per share from continuing operations and a loss of $170,751 or $(.03) per share from discontinued operations for the three months ended September 30, 2002. The improvement in net loss is attributable to reductions in general and administrative expenses, an improvement in the loss from discontinued operations by $113,932, contributions provided by our new IT Services Group, and a decrease in interest expense, which were offset by a smaller gross profit from LF's business which were offset by selling, research and development expenses of our IT Services Group.

Comparison of Nine Months ended September 30, 2003 and 2002

The following table compares our statement of operations data for the first nine months of 2003 and 2002. We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our Laser Group for 2002 and 2003 and our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                     Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                As a % of Net       2002       As a % of Net      Increase
                                                      2003         Revenues      (As Restated)   Revenues        (Decrease)
                                                      ----         --------      ------------    --------        ----------
Sales                                             $ 4,402,537       100.0 %      $ 4,745,572        100.0 %          (7.2)%
Cost of sales                                       3,032,232        68.9          3,702,000         78.0           (18.1)
                                                  -------------------------      --------------------------       ---------
Gross profit                                        1,370,305        31.1          1,043,572         22.0            31.3
                                                  -------------------------      --------------------------       ---------
General and administrative                          1,572,080        35.7          1,823,808         38.4           (13.8)
Depreciation and amortization                         458,795        10.4            635,763         13.4           (27.8)
Selling                                               189,515         4.3            201,744          4.3            (6.1)
Research and development                               80,764         1.8              1,816          0.0         4,347.3
                                                  -------------------------      --------------------------       ---------
Total operating expenses                            2,301,153        52.3          2,663,131         56.1           (13.6)
                                                  -------------------------      --------------------------       ---------
Operating loss                                       (930,849)      (21.1)        (1,619,559)       (34.1)          (42.5)
Other income (expense) and income taxes, net         (118,791)       (2.7)          (257,830)        (5.4)          (53.9)
                                                  -------------------------      --------------------------       ---------
Loss from continuing operations                    (1,049,641)      (23.8)        (1,877,389)       (39.6)          (44.1)
Income (loss) from discontinued operations            387,690         8.8           (272,566)        (5.7)         (242.2)
                                                  -------------------------      --------------------------       ---------
Net loss                                           $ (661,951)      (15.0)%      $(2,149,955)       (45.3)%         (69.2)%
                                                  =========================      ==========================       =========

      Sales

Sales for the nine months ended September 30, 2003 decreased approximately $343,000 or 7.2% compared to net sales for the nine months ended September 30, 2002. Sales of LF including mound laser decreased by approximately $832,000 or 17.5% to approximately $3,913,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was offset by sales from the IT Services Group of approximately $489,000 for the nine months ended September 30, 2003. The sales from the IT Services Group are a result of our new strategy which was implemented in 2003. Sales from LF declined in the 2003 period from the 2002 period due to reductions in customer orders.

For the nine months ended September 30, 2003, we continued to experience operating losses due primarily to continued weakness in jet engine and turbine parts sale at LF. These losses have resulted in reductions in cash flow, continuing defaults in our bank loan covenants and a negative working capital position.

On October 30, 2002, we received a notice of termination of our DARPA contract. The contract was terminated for the U.S. Government's convenience. The DARPA contract had provided substantially the entire sale of our Photonics Group. As a result, we have terminated this line of business and have accounted for the Photonics Group as a disposal of discontinued operations in the accompanying financial statements. Accordingly, the statements of operations and cash flows for 2002 have been restated to reflect the operations of the Photonics Group in income (loss) from discontinued operations.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of labor, materials and overhead related to LF and the cost of employee services related to the IT Services Group. Cost of sales was $2,739,000 for LF and approximately $293,000 for IT Services Group for the nine months ended September 30, 2003. Cost of sales for the nine months ended September 30, 2003 decreased 18.1% as compared to cost of sales for the nine months ended September 30, 2002. Cost of sales as a percent of sales improved by 9.1% or approximately $670,000 from 78.0% for the nine months ended September 30, 2002 to 68.9% for the nine months ended September 30, 2003. The decrease in cost of sales as a percent of sales is principally due to reductions in employees and related expenses at LF.

Gross profit was approximately $1,174,000 or 30.0% for LF and approximately $196,000 or 40.1% for the IT Services Group for the nine months ended September 30, 2002. Cost of sales of $3,702,000 for the nine months ended September 30, 2002 was for LF and resulted in a gross profit of $1,043,572 or 22.0%. Gross profit declined by 12.5% for LF due to the mix of job orders.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2003 decreased in absolute terms and as a percentage of net sales compared to the third quarter of 2002. The decrease was due to the relocation of administrative offices from Rhode Island to Rochester, New York in 2003 and an associated reduction in employee related expenses as we implemented our new strategies. We also realized reductions in our professional fees and other operating expenses. We anticipate that general and administrative expenses will decrease as a percent of sales as we continue to transition our business strategy. However, we expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expenses also decreased at LF due to cost cutting measures implemented beginning in 2002.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $150,000 and income of $26,160 for the nine months ended September 30, 2003 and 2002, respectively.

      Depreciation and Amortization

Depreciation and amortization expenses decreased by $176,968 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This was due to the write off or disposition of assets in connection with the relocation of our corporate headquarters to Rochester, New York. We are operating our new corporate headquarters with less capital equipment. In addition, depreciation expense at LF decreased as assets came to the end of their depreciable lives.

      Selling Expenses

For the nine months ended September 30, 2003 we incurred selling expenses of approximately $24,000 associated with growing business in our IT Services Group. Selling expense at LF decreased by approximately $36,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 reflecting minor staff reductions.

      Research and Development

For the nine months ended September 30, 2003 we began to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $80,764 of expense for the nine months ended September 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Loss from Operations

For the nine months ended September 30, 2003 our operating loss was $930,849 compared to a $1,619,559 loss from operations for the nine months ended September 30, 2002. This improvement is primarily attributable to our focus on our new IT Services Group and reductions in general and administrative expenses, depreciation expense and selling expense, offset by research and development expenses incurred in our IT Services Group related to our biometrics applications.

      Other Income (Expense)

Other income and expense consists principally of interest expense on indebtedness for the nine months ended September 30, 2003. Interest expense was $135,319 for the nine months ended September 30, 2003 compared to $326,967 for the nine months ended September 30, 2002. The decrease in our interest expense is due primarily to repayment of notes payable as a result of the termination of our DARPA contract in 2002 and the continued amortization of notes payable of LF.

      Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $387,690 for the nine months ended September 30, 2003 compared to a loss of $ 272,566 for the nine months ended September 30, 2002. The income in 2003 is due to the close out of the DARPA contract with the Photonics Group and includes settlement of balances due for less than the carrying values. The loss from discontinued operations for 2002 are the result of the $70,000 recorded in 2002 as a result of the sale of the Osley & Whitney building and land in the third quarter of 2002 and losses from discontinued operations of the Osley & Whitney, the Plastics group and the Photonics Group.

      Net Loss

For the nine months ended September 30, 2003, we recorded a net loss of $661,951, or $(.14) per share from continuing operations and income of $387,690 or $.05 per share from discontinued operations compared to a net loss of $2,149,955, or $(.32) per share from continuing operations and a loss of $272,566 $(.04) per share from discontinued operations for the nine months ended September 30, 2002. The improvement in net loss is attributable to reductions in cost of sales as a percent of sales, decreases in general and administrative expenses, an improvement in the loss from discontinued operations by $660,256 (from a loss of $272,566 to income of $387,690), contributions provided by our new IT Services Group, and a decrease in interest expense, which were offset by research and development expenses of our IT Services Group related to our biometrics applications.

      Liquidity and Capital Resources

As of September 30, 2003 we had unrestricted cash of approximately $163,000, substantially all of which was held by LF for its working capital needs.

At September 30, 2003 we had a working capital deficit of $3,727,374 million ($3,632,958 after eliminating the assets and liabilities of our discontinued operations). Approximately $2,400,000 of this deficit is caused by bank loan covenant violations resulting in the classification of long term maturities as current liabilities.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1:  Legal Proceedings.

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005.The jury returned a verdict and judgment in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On June
1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000 representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment in the matter becomes a final, non-appealable decision, or earlier upon the written agreement of all parties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

For the three and nine months ended September 30, 2003, we issued 200,000 and 2,200,000 restricted shares of common stock at $.05 per share in private placement transactions, respectively. In addition, for the nine months ending September 30, 2003, we issued 960,000 restricted shares of common stock for concession of outstanding liabilities of $48,000.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 3.  Defaults Upon Senior Securities.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of September 30, 2003 amounted to $812,783 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of September 30, 2003 amounted to $1,064,744 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provided for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of September 30, 2003 amounted to $485,000. Annual payments of principal were $35,000 for fiscal 2003 and increased by $5,000 annually through June 2012. Under the terms of this capital lease, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation has been classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,362,527 at September 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6. Exhibits.

a. Exhibits:

Exhibit No.       Description
-----------       -----------

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

                                                  Infinite Group Inc.
                                                  (Registrant)

Date July 26, 2005                                /s/ Michael S. Smith
                                                  ----------------------------
                                                  Chief Executive Officer

Date July 26, 2005
                                                  /s/ Michael S. Smith
                                                  ----------------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)