Form 10KSB
period 2003-12-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        --------------------------------

                                   (Mark One)
         |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from .......... to ..........

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the year ended December 31, 2003, the revenues of the registrant were $483,538.

As of July 15, 2005, 19,206,965 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of July 15, 2005 (based upon the closing price on the "pink sheets" maintained by the National Quotation Bureau Incorporated of $.16 on July 15, 2005) was approximately $3,073,114.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I
   Item 1.     Business.............................................................................................3
   Item 2.     Properties..........................................................................................22
   Item 3.     Legal Proceedings...................................................................................22
   Item 4.     Submission of Matters to a Vote of Security Holders.................................................23

PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters............................................24
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation............................................................................25
   Item 7.     Financial Statements................................................................................35
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................35
   Item 8A.    Controls And Procedures.............................................................................35

PART III
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...................................................................36
   Item 10.    Executive Compensation..............................................................................38
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................41
   Item 12.    Certain Relationships and Related Transactions......................................................43
   Item 13.    Exhibits............................................................................................44
   Item 14.    Principal Accountant Fees and Services..............................................................46

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

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2002, we were not able to file our 2002 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004 our Form 10-KSB for the year ended December 31, 2004 and our form 10-Q for the first quarter of 2005. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C., and they resumed work on our behalf and completed the audit of our financial statements for the years ended December 31, 2002, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Overview

In 2003, we decided to dispose of the net assets of our Laser Fare, Inc. subsidiary (LF) and to restructure our business. Beginning in 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology. We sold a portion of the business of LF (primarily the medical and engraving business) as of December 31, 2003 and the remaining business as of December 31, 2004, although we continued to operate the business during the disposal process.

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

The Laser Group and Photonics Group

In 2003 we decided to eliminate our Laser Group and our Photonics Group. As of December 31, 2003, we sold certain assets and liabilities of LF to LFI, Inc.
(LFI). These assets related to the laser engraving and medical products manufacturing and assembly businesses of the Laser Group. The principals of LFI are former employees of our Laser Group, including Mr. Brockmyre, our former chairman and chief executive officer. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000. On December 31, 2004, we sold the remaining assets of LF to Rolben Acquisition Corporation, a company affiliated with LFI and recognized a loss on disposition of $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of LF and the delivery of promissory notes in the aggregate amount of approximately $2.1 million. Because certain required consents were not yet obtained, we remain obligated under several notes to UPS Capital Business Credit (UPS) and the Rhode Island Industrial Facilities Corporation (RIIFC) in the same amounts as the notes from Rolben. Upon the delivery of the consents and the full assumption of the RIIFC and UPS obligations by Rolben, and our release from those obligations, the notes from Rolben to us will terminate.

During 2003 and 2004, we continued to operate the LF business during the disposal process.

We also decided to shut down our Photonics Group. Without the government funding provided by our DARPA contract, we decided that we could not raise the funds necessary to successfully commercialize our laser diode technology in the foreseeable future. Consequently, we decided to restructure our business.

Our New Business

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

During the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services. We provide business and technology integration and systems support to commercial and government clients. We focus on aligning business processes with technology for delivery of solutions meeting the client's exact needs.

      Enterprise Architecture. Our staff is expert in Service Oriented Architecture (SOA). Our approach to developing architecture for our client's IT needs begins with the business model. Business drives the need for solutions and technology enables those solutions to be implemented. By understanding the business drivers, we establish the architecture framework to build or extend the computing environment with right sized technology solutions that maximize business processes while minimizing the cost to the client.

      Software Development. We follow a systematic approach to developing software. Whether it is a full systems development lifecycle or portions of one, we approach our development tasks with process discipline to ensure tasks are defined, objectives established and progress measured. We develop Enterprise Software such as PeopleSoft and custom solutions using the .NET framework or J2EE. We understand the value of Web Services and develop them from the SOA framework.

      Program Management. Our program managers are subject matter experts who are especially skilled in managing complex programs dealing with leading edge technologies. Our engagements span a broad range of tasks such as feasibility studies, concept and strategy planning, business process development and reengineering, and project execution. Our staff has a thorough understanding of the technical basis for management and therefore provides clients with expertise connecting technical delivery with sound project management using Earned Value Management processes.

      Portfolio Management. We define, implement, and manage portfolios as an integral part of program management. We have proven experience in establishing portfolios as an effective strategy to assess the overall performance of a program through the projects that the program manages. Using performance measures that are defined for the program, the project portfolio can be better evaluated. In addition to overall program performance management, financial performance is supported through portfolio management by capturing planned and actual investments and their associated business cases. Through the use of industry standard software, such as ProSight, we ensure that the originator of the business case focuses on the accuracy and completeness of program and project information and that the program management office focuses on program management best practices.

      Project Management. Managing technology-driven projects is a complex process requiring skilled personnel to deliver on the actual work as well as requiring expert project managers who can plan and execute the work. We have a proven methodology for project management, which includes standards for Earned Value Management that can be applied to any project type. We have created web-based project management environments using commercial off-the-shelf portals as well as custom developed portals. In either case, we integrate the entire process of delivery with project management standards to optimize performance. The portals provide a mechanism to engage the entire stakeholder community in the delivery process and enable team personnel to plan, perform, measure, and report on delivery.

      Systems Engineering. Our engineers design and build systems supporting a mix of business activities. We both manage and execute engineering projects supporting complex wide area networks and local area networks in Windows and UNIX environments, and we provide engineering support for a nationwide wireless operation. Our engineers follow proven methodologies to transition systems from concept to operations.

      Network Solutions. We operate one of the nation's largest wide area networks. Referred to as Advanced Computing Environment, our team of server experts supports over 2,000 servers and some 200,000 client stations from two large data centers. Operating around the clock, we consistently exceed the requirements of our service level agreements. We also support a nationwide wireless telecommunications initiative including technical, program, project, and portfolio management.

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

During 2004, we continued the development of an access control terminal and related software called TouchThru.(TM) TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

We have demonstrated and displayed working prototypes of TouchThru(TM) at several trade shows. These preliminary marketing efforts have produced positive feedback and several early stage prospects. We believe these early marketing efforts will provide us with good information that will be used to formulate and implement our marketing strategy. We have trademarked TouchThru(TM), True Identity Access(TM), and True Identity Access Control(TM), phrases which we intend to use in the marketing effort. Our marketing plan will be developed and implemented beginning in 2006.

Recent Capital Raising Activities

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

                                              Shares                     Average Price
                                             Issued       Consideration    Per Share
                                             ------       -------------    ---------
Shares issued in financing transactions      9,620,388      $ 486,000      $   0.05
Shares issued for debt conversions           1,747,500         87,375      $   0.05
Shares issued as employee compensation       1,500,000         75,000      $   0.05
Stock issued upon exercise of options           25,000          2,500      $   0.10
                                           -------------------------------------------
                                            12,892,888      $ 650,875      $   0.05
                                           ===========================================

At various times subsequent to December 31, 2002, two related parties loaned us a total of $675,800. These loans are evidenced by unsecured promissory notes bearing interest at 6% per annum. The principal and accrued interest on these notes are due and payable between January 1, 2006 and January 1, 2007 and are convertible at the option of the holder at any time after November 30, 2005 into common stock at a price of $.05 per share. (One note in the principal amount of $44,000 is due on January 1, 2006 and is not convertible.) If the principal amounts of all of the convertible notes were converted, we would issue a total of 12,636,000 shares to these two note holders. In addition, we issued several short-term promissory notes to another individual in the aggregate amount of $265,000 bearing interest at 12% per annum. These promissory notes, which are not convertible, are due in January 2006 and require monthly payments of interest only.

On August 5, 2003, the Bank of Western Massachusetts (BWM) sold a note issued by us in the principal amount of approximately $203,000 and the rights thereunder to a related third party. The sale of the note is evidenced by a non-recourse assignment agreement between BWM and the third party. On December 31, 2003, the new noteholder agreed to extend the term of the new note to January 1, 2007 in exchange for the right to convert the principal amount of the note and all accrued interest into shares of our common stock at any time after November 30, 2005 at a price of $.05 per share. As of December 31, 2004, we were obligated to the new noteholder for principal and accrued interest in the aggregate amount of $234,690. If the principal amount and accrued interest as of December 31, 2004 were converted, we would issue a total of 4,693,800 shares to the new noteholder.

Our new business strategy described above, as well as the various capital raising activities we engaged in subsequent to December 31, 2002, have allowed us to continue operations during that period. We believe, but can offer no assurances, that our current operations, as restructured, coupled with our demonstrated ability to raise capital, will provide sufficient working capital to fund our operations through 2005.

Competition

We compete mainly with other IT professional services firms operating in the federal, state and local government marketplace. We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. government, we anticipate that our competition will range from small business set aside contracts to full and open competition with large firms.

We will also compete with a significant number of established and startup companies that have developed or are developing and marketing software and hardware for fingerprint biometric access control and security applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. Our fingerprint scanning product, TouchThru(TM), faces intense competition from a number of competitors who are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak
International, Inc., (a company owned by Motorola, Inc.), Cogent, Inc. and CrossMatch Technologies, Inc. In addition, we will face competition from non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors. At June 30, 2005, our primary biometric product, TouchThru(TM), was in the development stage and we have not earned any revenues from the sale of that product nor do we have a backlog of orders.

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

                          Risks Related to our Business

We experienced losses in 2002 and 2003.

Our historical operations have not been profitable until 2004. As of December 31, 2003 and 2004, respectively, we had an accumulated deficit of approximately $29.3 million and $28.7 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, and our IT business was profitable for the year, we cannot assure you that our profitability will continue.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2004, we had current liabilities, including trade payables, of $3.7 million and long-term liabilities of $3.3 million and a working capital deficit of approximately $2.0 million. We continue to experience working capital shortages that impair our business operations and growth strategy. If we incur operating losses and experience working capital limitations, our business, operations and financial condition will be materially adversely affected.

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

At December  31,  2003,  the O&W  defined  benefit  pension  plan has an accrued pension obligation liability of $2,140,214, and an accumulated other comprehensive loss of $2,755,891 which we recorded as a reduction of stockholders' equity. This change was due to an increase in the market value of plan assets from $3,315,256 at December 31, 2002 to $3,621,035 at December 31, 2002 comprised of payment of benefits of $418,680 expenses of $57,397 and an investment return which yielded $781,856. The benefit obligation increased during 2003 by $213,203 to $5,687,611 at December 31, 2003.

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

During 2003, 2004 and through June 30, 2005, we raised approximately $1.7 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

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

As of June 30, 2005 we have granted options to employees and directors covering 3,788,500 shares of our common stock under our stock option plans, including 2,518,000 options which are subject to stockholder ratification. In addition, we have issued warrants to purchase 140,000 shares of our common stock at June 30, 2005. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

Year Ended December 31, 2005                   High                    Low
------------------------------------      ---------------         --------------

First Quarter                              $    .20                $    .07
Second Quarter                             $    .34                $    .10

Year Ended December 31, 2004                   High                    Low
------------------------------------      ---------------         --------------

First Quarter                              $    .08                $    .01
Second Quarter                             $    .25                $    .05
Third Quarter                              $    .50                $    .09
Fourth Quarter                             $    .20                $    .04

Year Ended December 31, 2003                   High                    Low
------------------------------------      ---------------         --------------

First Quarter                              $    .21                $    .10
Second Quarter                             $    .15                $    .01
Third Quarter                              $    .13                $    .01
Fourth Quarter                             $    .07                $    .01

Year Ended December 31, 2002                   High                    Low
------------------------------------      ---------------         --------------

First Quarter                              $    2.94               $    2.01
Second Quarter                             $    2.22               $    1.45
Third Quarter                              $    1.89               $    .68
Fourth Quarter                             $    1.25               $    .13

Year Ended December 31, 2001                   High                    Low
------------------------------------      ---------------         --------------

First Quarter                              $    4.23               $    1.50
Second Quarter                             $    3.99               $    1.69
Third Quarter                              $    3.32               $    1.60
Fourth Quarter                             $    4.17               $    1.50

      As of June 30, 2005 we had approximately 1,300 beneficial stockholders.

Recent Sales of Unregistered Securities.

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

                                              Shares                     Average Price
                                             Issued       Consideration    Per Share
                                             ------       -------------    ---------
Shares issued in financing transactions      9,620,388      $ 486,000      $   0.05
Shares issued for debt conversions           1,747,500         87,375      $   0.05
Shares issued as employee compensation       1,500,000         75,000      $   0.05
Shares issued upon exercise of options          25,000          2,500      $   0.10
                                            ==========================================
Total                                       12,892,888      $ 650,875      $   0.05

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 7 of this report.

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

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2003, we were not able to file our 2003 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004 our Form 10-KSB for the year ended December 31, 2004 and our form 10-Q for the 1st quarter of 2005. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C., and they resumed work on our behalf and completed the audit of our financial statements for the years ended December 31, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Disposal of Plastics Group

In 2001 and during the first quarter of 2002, we sold or discontinued the operations of our Plastics Group. Our Plastics Group, which had been comprised of Osley & Whitney, Inc. (O&W) and Express Pattern, Inc. (EP), provided rapid prototyping services and proprietary mold building services. O&W and EP were discontinued or sold in 2002.

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

During the fourth quarter of 2002, we sold all of the issued and outstanding stock of O&W to an unrelated third party for nominal consideration. As part of the stock sale agreement, we retained the O&W pension asset and related obligation, which obligations are included in accrued pension obligation and accumulated other comprehensive loss on the consolidated balance sheet at December 31, 2002 and 2003. As a result of the sale of stock, we wrote off the outstanding inter-company receivables due from O&W in 2002. The net impact on the sale and asset write off resulted in a gain of approximately $693,000, which is included in loss on disposal of discontinued operations on the accompanying consolidated statement of operations.

At December  31,  2002,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,159,152 and an accumulated other comprehensive loss of $3,098,705 which we recorded as a reduction of stockholders' equity. This was due to a decline in the market value of plan assets from $5,019,929 at December 31, 2001 to $3,315,256 at December 31, 2002
comprised of payment of benefits of $822,226 and a negative investment return of $882,447. The benefit obligation increased during 2002 by $505,986 to $5,474,408 at December 31, 2002 as a result of interest cost of $340,188 and an actuarial loss of $988,024, which were offset by benefits paid of $822,226.

At December  31,  2003,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,190,214 and an accumulated other comprehensive loss of $2,930,364 which we recorded as a reduction of stockholders' equity. This was due to an increase in the market value of plan assets from $3,315,256 at December 31, 2002 to $3,621,035 at December 31, 2003
comprised reductions due to payment of benefits of $418,680 offset by an increase from the return on investments of $724,459. The benefit obligation increased during 2003 by $336,841 to $5,811,249 at December 31, 2003 as a result of interest cost of $344,944 and an actuarial loss of $410,577 which were offset by benefits paid of $418,680.

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

Sale of Express Pattern (EP) Assets

On March 14, 2002, we sold the net assets of EP for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and Thomas J. Mueller, our chief operating officer, who is a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his advisors. During 2002, we offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, we wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting approximately to $76,000 is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2002 in the amount of $9,633 has been fully reserved, because we feel collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2003 after the offset and write-off is approximately $74,000.

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

On October 30, 2002 the Contract was terminated for the government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR)
52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, we have substantially completed the contract termination process. Substantially all costs associated with the termination process have been reimbursed. The termination of the contract has had a detrimental effect to the development of our technology. The company released all Photonics Group employees and the operations of the Photonics Group are dormant. We also determined that our Photonics Group patents were impaired, and consequently recorded an impairment loss of approximately $468,000, which is included in loss on disposal of discontinued operations in the statement of operations for the year ended December 31, 2002.

Sale of Laser Group

Our Laser Group was comprised of Laser Fare, Inc. (LF) and Mound Laser & Photonics Center, Inc. (MLPC) and provided comprehensive laser-based materials processing services to leading manufacturers. We disposed of MLPC in 2002 and the operations ceased. In 2003, we decided to sell the net assets of LF. We sold a portion of Laser Fare's business related to medical products and engraving on December 31, 2003 to LFI, Inc., an entity owned by two former employees of our Laser Group, including our former chairman and chief executive officer. The transaction resulted in a loss on disposition of approximately $99,000 during the year ended December 31, 2003. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000 at December 31, 2003. We sold the remaining assets of our Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, on December 31, 2004 and recognized a loss on disposal of approximately $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of Laser Fare, Inc. and the delivery of promissory notes in the aggregate amount of approximately $2.1 Million. Because certain required consents were not yet obtained, we remain obligated under several notes to UPS Capital Business Credit ("UPS") and the Rhode Island Industrial Facilities Corporation ("RIIFC") in the same amounts as the notes from Rolben. Upon the delivery of the consents and the full assumption of the RIIFC and UPS obligations by Rolben, and our release from those obligations, the notes from Rolben to us will terminate.

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

In 2003, we entered into a License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York. The License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called Touch-Thru(TM) incorporating that technology. We intend to be in a position to market and sell that product beginning in 2006 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

In the past several years the Financial Accounting Standards Board issued new standards, which we have determined, did not have any effect on our financial statements and we anticipate they will not have a material effect on our financial statements through December 31, 2004.

Liquidity and Capital Resources

We have financed our operations beginning in 2003 through a series of private placements of debt and equity securities and cash generated by ongoing operations. As of December 31, 2003, we had cash of $16,515 available for our working capital needs and planned capital asset expenditures.

The financial statements for 2002 have been restated to reflect management's decision to sell the assets, certain liabilities and businesses of LF. Accordingly, the corresponding assets and liabilities of LF have been reclassified to assets and liabilities of discontinued operations at December 31, 2003 and the operating results have been reclassified to loss from discontinued operations for the years ended December 31, 2002 and 2003.

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

At December 31, 2003 we had an accrued pension obligation liability of $2,109,214 and an accumulated other comprehensive loss of $2,930,364 recorded as a reduction of stockholders' equity. The Company is required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximately $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, the Company filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ending December 31, 2004 and unfunded prior year amounts). We are evaluating strategies to improve the plan's investment performance.

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

Results of Operations

Laser Group

As part of its restructured business plan, we made a decision in 2003 to eliminate certain non-core businesses and placed the assets and business of its LF subsidiary for sale.

On December 31, 2003, we sold certain assets and liabilities of LF to LFI, Inc. ("LFI") relating to the laser engraving and medical products manufacturing and assembly businesses of LF. The principals of LFI are former employees of LF, including our former chairman and chief executive officer. The purchase price for the assets was certain assumed liabilities of LF and/or the Company. On December 31, 2004, we completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF and the receipt of notes receivable in the amount of approximately $2.1 million. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities of its businesses as held for sale. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. LF also recorded a balance due from the buyer of $410,995 at December 31, 2003, which was transferred into notes receivable at the second closing on December 31, 2004.

Photonics Group

During the fourth quarter of 2002, following termination of the DARPA contract, we released all Photonics Group employees and ceased operations. As a result, the results of the Photonics Group were recorded as discontinued operations with a sustained loss from discontinued operations of approximately $344,000 for 2001 and a gain of approximately $84,000 for 2002. In 2002 impairments of patents and property and equipment were also recorded amounting to approximately $468,000 and $148,000, respectively.

The Photonics Group recorded a loss from discontinued operations of $ 856,219 for 2002 and $343,938 for 2001.

Plastics Group

On March 13, 2002, we sold the net assets of EP to certain of our officers/employees. The gain resulting from the sale of $45,000 and income of $3,000 up to the decision to dispose of these assets are offset by closing costs of $26,000 and a provision for an uncollectible note of $50,000.

The Plastics Group recorded a loss from discontinued operations of $31,310 for 2002 and $1,774,085 for 2001.

Comparison of the years ended December 31, 2003 and 2002

In 2002, we had no revenues, cost of sales or gross profit since the businesses that we previously operated were held for sale and accounted for as discontinued operations in our statement of operations. Our new business did not commence operation until 2003.

General and administrative expenses were $1,015,719 for the year ended December 31, 2003 as compared to $2,271,899 for 2002. The decrease of $1,256,180, or 55%, was primarily due to decreased salaries and personnel as we implemented our new strategies, and decreases in legal, accounting and consultant services.

Selling expenses were $137,314 for the year ended December 31, 2003 from selling efforts to generate new business as a result of our new strategies. No selling expenses were incurred in 2002 since our new business did not commence until 2003.

Depreciation and amortization expense totaled $7,892 for the year ended December 31, 2003 and $129,425 for 2002. The reduction in depreciation expense was due to the relocation of our headquarters from Providence, Rhode Island to Rochester, New York in early 2003 and the associated reduction in equipment required to operate the business. We continue to amortize closing costs incurred in connection with origination of bank debt at the rate of $6,460 annually.

Interest expense was $52,485 during 2003 as compared to $216,555 during 2002, a decrease of $164,070, or 76%. The decrease was caused by the general reduction of outstanding indebtedness. In 2002 we originated debt to support our DARPA contract. When the contract was terminated in 2002 the related debt was substantially reduced by December 31, 2002.

We recorded an impairment loss of $1,133,649 in 2002. Various patents of $45,000 used in the Laser Group were determined to be impaired during 2002 and were written off. The remaining patent amounting to approximately $353,000, which was acquired in 2001, relates to a laser application technology which was utilized in the Laser Group. This patent was also determined to be impaired during 2002 and as a result was written off. We also determined that the carrying value of the equipment related to the laser application technology was no longer recoverable and exceeded its fair market value. Since we do not anticipate any future cash flows from the machine and have been unsuccessful in finding a potential buyer for the machine, we determined the machine to be worthless and recorded an impairment loss of the remaining net book value of $735,000. We recorded a goodwill impairment loss of $71,185 in 2002 relating to Laser Fare. These amounts have been reclassified to loss from discontinued operations in the year ended December 31, 2003 and 2002 financial statements.

We had a consolidated loss from continuing operations of $1,130,767 for the year ended December 31, 2003 as compared to $2,778,966 in 2002. The loss from discontinued operations was $86,019 (including $87,587 loss on disposal) for the year ended December 31, 2003 as compared to $1,851,844 (including $632,655 loss on disposal) for 2002.

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

Revenue Recognition

In 2003 we generated 98% of our revenue from one subcontract to a prime contractor with the U.S. government. Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables. This analysis involves a degree of judgment regarding customers' ability and willingness to satisfy its obligations to us. These estimates are based on past history with customers and current circumstances. Management's estimates of doubtful accounts historically have been within reasonable limits of actual bad debts. Management's failure to identify all factors involved in determining the collectibility of an account receivable could result in bad debts in excess of reserves established. Sales to one customer accounted for 95% of accounts receivable at December 31, 2003.

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

At December 31, 2003, we had federal net operating loss (NOL) carry forwards of approximately $27 million that expire in years 2009 through 2023. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

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

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step was to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of the adoption), if any, and must be completed by the end of the our fiscal year. Any impairment loss resulting from the transitional impairment tests are reflected as the cumulative effect of a change in accounting principle.

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. The remaining goodwill, amounting to $71,185, relates to Laser Fare and was also determined to be impaired during 2002, thus resulting in a write-down of $71,185. As a result, we have written off all goodwill as of December 31, 2002. The remaining useful lives of the other intangibles have been evaluated and no changes will be made.

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

In February  2003,  the FASB issued  SFAS No. 148,  "Accounting  for Stock Based
Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS 148.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. We are in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard will not have a material effect on the Company's consolidated financial position and results of operations.

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

                                    PART III

                    ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of our directors and executive officers.

         Name              Age                       Position                        Affiliated Since
----------------------     ---     ---------------------------------------------     ----------------
Michael S. Smith            51     Chairman of the board, president, chief                 1995
                                   executive officer and chief financial officer

James D. Frost              56     Chief technology officer and director                   2003
                                   of delivery

Paul J. Delmore (1)         48     Director                                                2003

Allan M. Robbins (1)        54     Director                                                2003

Deanna Wohlschlegel         34     Corporate secretary and controller                      2003

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

James D. Frost is our chief technology officer and director of delivery. Mr. Frost is a professional engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units. Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-atlantic region. Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises. He has served as the operations manager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee. Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

Paul J. Delmore became a director in April 2003 and is a member of the audit and compensation committees. Mr. Delmore is the managing partner of Simpson, Delmore, Greene LLP, a full service law firm located in San Diego, California. Mr. Delmore's practice includes representation of small companies, private and public, with respect to early formation issues, private placements, regulatory requirements for sale of securities, assistance with regulatory filing concerns and mergers and acquisitions. Mr. Delmore has a BA degree from the State University of New York at Oswego and a JD degree from the University of San Diego School of Law. Mr. Delmore is a member of the State Bar of California, the San Diego County Bar Association, the Association of Southern California Defense Counsel and the San Diego Defense Lawyers Association.

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

Stock Options

The following table sets forth certain information regarding options granted by us in 2003 to each of the named executive officers.

                        Number of Shares      Percent of Total
                         of Common Stock     Options Granted to
      Name              Underlying Option     Employees in Year    Exercise Price ($/Sh)     Expiration Date
-----------------       -----------------     -----------------    ---------------------     ---------------
Mark J. Ackley(1)          500,000                31.1 %                   $ .05                 Expired
James D. Frost             500,000                31.1 %                   $ .05                4/6/2013
Michael S. Smith           500,000                31.1 %                   $ .05                4/6/2013

(1) Mr. Ackley was our former Chief Operating Officer and Director of Business Development. His employment was terminated for cause in March 2005, and his options have expired unexercised.

The following table provides information with respect to options exercised by the named executive officers during 2003 and the number and value of unexercised options held by such executive officers as of December 31, 2003.

                                                           Number of Shares               Value of Unexercised
                                           Dollar       Underlying Unexercised           In-the-Money Options at
                     Number of Shares      Value      Options at December 31, 2003         December 31, 2003(2)
                        Underlying      Realized on   ----------------------------     -----------------------------
      Name          Options Exercised     Exercise    Exercisable   Nonexercisable     Exercisable    Nonexercisable
      ----          -----------------     --------    -----------   --------------     -----------    --------------
Michael S. Smith            --              $ --          500,000         --               N/A             $ --
James D. Frost              --              $ --          500,000         --               N/A             $ --
Mark J. Ackley(1)           --              $ --          500,000         --               N/A             $ --
                    --------------------------------------------------------------------------------------------------
Total                       --              $ --        1,500,000         --               N/A             $ --
                    ==================================================================================================

(1) Mr. Ackley was our former Chief Operating Officer and Director of Business Development. His employment was terminated for cause in March 2005, and his options have expired unexercised.

(2) For the purpose of this calculation value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2003 of $.01 per share

Director Compensation

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.us-igi.com.

                         ITEM 10: EXECUTIVE COMPENSATION

Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2003 and 2004 whose aggregate compensation exceeded $100,000.

                                                                                                             All other
                   Name and Principal Position           Year           Salary               Bonus         compensation (1)
----------------------------------------------------- ------------ ------------------     ------------   --------------------
Michael S. Smith
President, Chief Executive Officer, Chief Financial      2004            $ 181,789         $  3,500               $854
Officer and Director commencing May 1, 2003              2003            $ 108,856         $ 30,000                 --

Mark J. Ackley
Chief Operating Officer and Director of Business         2004            $ 173,682         $ 10,000                 --
Development commencing April 19, 2003                    2003            $ 103,846         $ 15,000                 --

James D. Frost
Chief Technology Officer and Director of Delivery        2004            $ 173,978         $ 10,000                 --
commencing May 12, 2003                                  2003            $  89,423         $ 15,000                 --

Clifford G. Brockmyre II
President and Chief Executive Officer
through January 3, 2003, CEO Laser Fare from             2004                   --               --                 --
January 3, 2003 through December 31, 2003                2003            $ 149,376         $  1,500                 --

Clifford G. Brockmyre III
President Laser Fare, Inc.                               2004               90,679         $  1,050                 --
through December 31, 2004                                2003              107,655         $  2,099                 --

(1) Reflects stock grants, Company matching contributions to the employee's IRA Plan and Company paid life insurance premiums.

Employment Agreements

Prior to Mr. Brockmyre's resignation on January 3, 2003 we had an employment agreement dated June 30, 2001 with Clifford G. Brockmyre II, our former president and chief executive officer, for a term expiring on June 30, 2003. We were released from all obligations to Mr. Brockmyre under his Employment Agreement in connection with our sale of the Laser Fare business in 2003.

In 2003, we entered into employment agreements with Messrs. Smith, Ackley and Frost. These agreements are essentially identical and provide, among other things, for annual base compensation of $150,000 for five-year terms. In addition, each agreement provides for the issuance of 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share. Each agreement also provides for, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition. Mr. Ackley's employment was terminated for cause in March, 2005.

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

The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of common stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of the company shall be eligible to receive any incentive stock option under the option plans unless the option price is at least 110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

                                                                                Equity Compensation Plan Table

                                                                                                                Number of
                                                                         Number of                              securities
                                                                     securities to be                      remaining available
                                                                        issued upon     Weighted-average   for future issuance
                                                                        exercise of      exercise price        under equity
                                                                        outstanding      of outstanding     compensation plans
                                                                         options,           options,            (excluding
                                                                       warrants and       warrants and          securities
                                                                          rights             rights        reflected in column (a))

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

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of June 30, 2005, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

                                            Shares of
          Name of                          Common Stock              Percentage
    Beneficial Owner                Beneficially Owned (1) (2)      of Class (3)
 -------------------------------    --------------------------      ------------
Directors and Executive Officers

Michael S. Smith                          1,517,000(4)                  6.9%
Paul J. Delmore                           4,884,500(5)                  22.4%
Allan M. Robbins                             57,500(6)                    *
James D. Frost                            2,000,000(7)                   9.2%
      All directors and
       executive officers as a
      group (4 persons)                   8,459,000                     38.7%

5% Stockholders

David Slavny                              1,100,000                      5.7%
Clifford G. Brockmyre (8)                 1,047,463                      5.5%

--------------------------------------------------------------------------------
* less than 1%

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

(4) Includes 527,000 shares subject to currently exercisable options and 500,000 shares subject to currently exercisable options which are subject to shareholder ratification

(5) Includes (i) 4,827,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore, (ii) 7,500 shares subject to currently exercisable options, and (iii) 50,000 shares subject to
      currently   exercisable   options   which  are   subject  to   shareholder
      ratification.

(6) Includes 7,500 shares subject to currently exercisable options and 50,000 shares subject to currently exercisable options which are subject to shareholder ratification.

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

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Brockmyre's son, Clifford G. Brockmyre III, was employed as the General Manager of our Laser Fare, Inc. subsidiary at an annual salary of $100,000 through December 31, 2004, at which time the business, assets and certain liabilities of Laser Fare were sold. Mr. Brockmyre is no longer affiliated with us.

We believe that Mr. Brockmyre's employment with LF was on terms no less favorable to us than could have been obtained from third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the company, all transactions between the company and any of its officers, directors or principal stockholders are for bona fide purposes and are approved by a majority of the disinterested members of our board.

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

10.5 Consulting Agreement between J. Terrence Feeley and the Company dated June 27, 2002. (7)

10.6 Employment Agreement between Mark Ackley and the Company dated April 7, 2003.(7)

10.7 Employment Agreement between Michael Smith and the Company dated May 5, 2003. (7)

10.8 Employment Agreement between James Frost and the Company dated May 12, 2003. (7)

10.9 License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (7)

10.10 Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (7)

10.11 Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (7)

10.12 Promissory Noted dated March 11, 2004 in favor of Carle C. Conway. (7)

10.13 Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (7)

10.14 Asset Purchase Agreement between LFI, Inc., Laser Fare, Inc. and the Company dated December 31, 2003. (7)

10.15 Modification Agreement to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated December 1, 2004. (7)

10.16 Modification Agreement to Promissory Notes between Allan Robbins and the Company dated December 1, 2004. (7)

10.17 Asset Purchase Agreement between Rolben Acquisition Company, Laser Fare, Inc. and the Company dated December 31, 2004. (7)

10.18 Modification Agreement No. 2 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated June 1, 2005 (7)

10.19 Modification Agreement No. 2 to Promissory Notes between Allan Robbins and the Company dated June 1, 2005 (7)

14.1  Code of Ethics (7)

21.1  Subsidiaries of the Registrant. (7)

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

----------
*Filed as an exhibit hereto.

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

(7) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December, 31, 2002.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows:

                                                        2003              2002
                                                      --------          --------
Audit fees                                            $ 82,712          $246,331
Audit related fees                                          --                --
                                                      --------          --------
Total audit and audit related fees                    $ 82,712          $246,331
Tax fees                                                    --             1,324
All other fees                                              --                --
                                                      --------          --------
      Total fees                                      $ 82,712          $247,655
                                                      ========          ========

Audit-Related Fees

The audit related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the disposition transactions we consummated.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on July 26, 2005 on its behalf by the undersigned, thereunto duly authorized.

                                                Infinite Group, Inc.


                                                By: /s/ Michael S. Smith
                                                    ----------------------------
                                                     Michael S. Smith, President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael S. Smith
--------------------------
Michael S. Smith              Chief Executive Officer, President and          July 26, 2005
                              Director


/s/ Michael S. Smith
--------------------------
Michael S. Smith              Chief Financial Officer                         July 26, 2005
                              (principal financial and accounting officer)


/s/ Paul J. Delmore
--------------------------
Paul J. Delmore               Director                                        July 26, 2005


/s/ Allan M. Robbins
--------------------------
Allan M. Robbins              Director                                        July 26, 2005

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2003
                                                                            with
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm...........        F-1

Consolidated Financial Statements:

        Balance Sheets............................................        F-2

        Statements of Operations..................................        F-3

        Statements of Changes in Stockholders' Deficiency.........  F-4 - F-5

        Statements of Cash Flows..................................  F-6 - F-7

Notes to Consolidated Financial Statements........................ F-8 - F-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Infinite Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Infinite Group, Inc.'s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2005

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                         December 31,
                                                               -----------------------------
       ASSETS                                                      2003             2002
                                                               ------------     ------------
Current assets:
   Cash and cash equivalents                                   $     16,515     $     36,459
   Restricted funds                                                  26,500           25,118
   Accounts receivable, net of allowances                           165,830          923,043
   Other current assets                                               1,060           42,767
   Inventories                                                           --          127,792
   Assets held for sale                                           2,919,154               --
   Assets of discontinued operations                                870,287          943,683
                                                               ------------     ------------
     Total current assets                                         3,999,346        2,098,862

Property and equipment, net                                          99,435        3,042,587

Other assets:
   Note receivable                                                   73,897           73,897
   Intangible assets, net                                            62,918           60,225
                                                               ------------     ------------
                                                                    136,815          134,122
                                                               ------------     ------------

                                                               $  4,235,596     $  5,275,571
                                                               ============     ============


                                                                         December 31,
                                                               -----------------------------
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2003             2002
                                                               ------------     ------------
Current liabilities:
   Notes payable:
     Bank                                                      $    152,122     $    428,276
     Other                                                           30,000               --
     Related parties                                                  9,906           83,906
   Accounts payable                                                 613,712        1,317,136
   Accrued expenses                                                 359,804          691,332
   Current maturities of long-term obligations                    2,360,840        2,551,295
   Liabilities held for sale                                        781,847               --
   Liabilities of discontinued operations                           933,349        1,400,203
                                                               ------------     ------------
     Total current liabilities                                    5,241,580        6,472,148

Long-term obligations:
     Bank                                                            32,852               --
     Related parties                                                887,124               --
Accrued pension obligation                                        2,190,214        2,159,152
                                                               ------------     ------------
     Total liabilities                                            8,351,770        8,631,300
                                                               ------------     ------------

Commitments and contingencies (Notes 13 and 16)

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares
    authorized; 10,624,465 (6,314,077 - 2002) shares
    issued and outstanding                                           10,624              6,314
   Additional paid-in capital                                    28,026,510         27,817,820
    Common stock, 1,500,000 shares authorized, not issued            75,000                 --
   Accumulated deficit                                          (29,297,944)       (28,081,158)
   Accumulated other comprehensive loss                          (2,930,364)        (3,098,705)
                                                               ------------       ------------
     Total stockholders' deficiency                              (4,116,174)        (3,355,729)
                                                               ------------       ------------

                                                               $  4,235,596       $  5,275,571
                                                               ============       ============

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                   Years Ended
                                                                   December 31,
                                                           ---------------------------
                                                               2003             2002
                                                           -----------     -----------
                                                                           (As Restated)
Sales                                                      $   483,538     $        --
Cost of goods sold                                             370,187              --
                                                           -----------     -----------
Gross profit                                                   113,351              --

Costs and expenses:
     General and administrative                              1,015,719       2,271,899
     Depreciation and amortization                               7,892         129,425
     Research and development                                  137,314              --
     Selling                                                    26,673              --
     Loss on disposal of asset                                   3,611              --
                                                           -----------     -----------
         Total costs and expenses                            1,191,209       2,401,324
                                                           -----------     -----------

Operating loss                                              (1,077,858)     (2,401,324)

Other income (expense):
     Interest expense:
         Related parties                                       (37,879)        (11,768)
         Other                                                 (14,606)       (204,787)
     Miscellaneous income                                           --          11,904
     Loss on debt extinguishment                                    --        (169,894)
                                                           -----------     -----------
      Total other expense                                      (52,485)       (374,545)
                                                           -----------     -----------

Loss from continuing operations before
 income tax expense                                         (1,130,343)     (2,775,869)

Income tax expense                                                (424)         (3,097)
                                                           -----------     -----------

Loss from continuing operations                             (1,130,767)     (2,778,966)

Loss from discontinued operations, including $87,587
 loss on disposal ($632,655 loss on disposal in 2002)
 (Note 4)                                                      (86,019)     (1,851,844)
                                                           -----------     -----------

Net loss                                                   $(1,216,786)    $(4,630,810)
                                                           ===========     ===========

Loss per share - basic and diluted:
   Continuing operations                                   $      (.14)      $      (.46)
   Discontinued operations                                        (.01)             (.31)
                                                           -----------       -----------

   Net loss                                                $      (.15)      $      (.77)
                                                           ===========       ===========

Weighted average number of common
   shares outstanding - basic and diluted                    8,146,747         5,993,573
                                                           ===========       ===========

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2003 and 2002

================================================================================

                                                                                                       Accumulated
                                         Common Stock         Additional   Common Stock                    Other
                                   ------------------------     Paid-in     Authorized    Accumulated  Comprehensive
                                     Shares        Amount       Capital     Not issued      Deficit        Loss            Total
                                   ---------    -----------   -----------   -----------   ------------  ------------    -----------
Balance - December 31, 2001        5,119,047    $     5,119   $25,585,864   $        --   $(23,450,348)  $        --    $ 2,140,635
Issuance of common stock,
 net of fees                         175,000            175       249,825            --            --             --        250,000
Issuance of common stock
 in connection with the
 exercise of stock options             3,786              4         6,128            --            --             --          6,132
Issuance of common stock
 as satisfaction of liabilities       24,100             24        51,309            --            --             --         51,333
Issuance of common stock
 in connection with
 services rendered                   543,951            544       793,894            --            --             --        794,438
Issuance of common stock
 in connection with conversion
 of stockholder notes payable         68,940             69       129,531            --            --             --        129,600
Issuance of common stock
 in connection with conversion
 of notes payable and release
 of guarantee, net of fees           379,253            379       694,960            --            --             --        695,339
Issuance of detachable common
 stock warrants, in connection
 with debt financing                      --             --       103,872            --            --             --        103,872
Issuance of common stock
 warrants in connection with
 services rendered                        --             --        58,826            --            --             --         58,826
Issuance of common stock
 options in connection with
 services rendered                        --             --       143,611            --            --             --        143,611

Net loss                                  --             --            --            --    (4,630,810)            --     (4,630,810)
Other comprehensive loss:
     Change in minimum pension
      obligation                          --             --            --            --            --     (3,098,705)    (3,098,705)
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (7,729,515)
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance - December 31, 2002        6,314,077          6,314    27,817,820            --   (28,081,158)    (3,098,705)    (3,355,729)


                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                     Years Ended December 31, 2003 and 2002

================================================================================

                                                                                                       Accumulated
                                         Common Stock         Additional   Common Stock                    Other
                                   ------------------------     Paid-in     Authorized    Accumulated  Comprehensive
                                     Shares        Amount       Capital     Not issued      Deficit        Loss            Total
                                   ---------    -----------   -----------   -----------   ------------  ------------    -----------

Sales of common stock              3,350,388          3,350       161,650            --             --            --        165,000
Issuance of common stock
   as satisfaction of liabilities    960,000            960        47,040            --             --            --         48,000
Common stock authorized,
 not issued                               --             --            --        75,000             --            --         75,000

Net loss                                  --             --            --            --    (1,216,786)            --     (1,216,786)
Other comprehensive loss:
  Change in minimum
   pension obligation                     --             --            --            --             --       168,341        168,341
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (1,048,445)
                                 -----------    -----------   -----------   -----------  ------------    -----------    -----------

Balance - December 31, 2003       10,624,465    $    10,624   $28,026,510   $   75,000   $(29,297,944)   $(2,930,364)   $(4,116,174)
                                 ===========    ===========   ===========   ===========  ============    ===========    ===========

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                        Years Ended
                                                                        December 31,
                                                                ---------------------------
                                                                    2003            2002
                                                                -----------     -----------
                                                                               (As Restated)
Operating activities:
     Net loss                                                   $(1,216,786)    $(4,630,810)
     Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
         Loss from discontinued operations                           86,019       1,851,844
         Loss on long-term debt extinguishment                           --         169,894
         Depreciation and amortization                                7,892         129,425
         Loss on disposal of asset                                    3,611              --
         Amortization of discount on note payable                        --          37,073
         Expenses satisfied through issuance of debt or
          equity instruments                                         75,000         989,381
         Cash transferred to discontinue operations                 (15,589)       (114,653)
         (Increase) decrease in assets:
              Accounts receivable                                  (165,730)           (100)
              Other current assets                                      (67)         19,849
              Prepaid pension cost                                       --         (34,880)
         Increase (decrease) in liabilities:
              Accounts payable                                       35,343         517,435
              Accrued expenses                                      (16,348)        (94,971)
              Accrued pension obligations                           199,403              --
                                                                -----------     -----------
     Net cash used in operating activities of
      continuing operations                                      (1,007,252)     (1,160,513)

     Net cash provided by operating activities of
      discontinued operations                                       659,661       1,324,218
                                                                -----------     -----------

     Net cash provided by (used in) operating activities           (347,591)        163,705
                                                                -----------     -----------

Investing activities:
     Net cash provided by (used in) investing
      activities of continuing operations:
         (Increase) decrease in restricted funds, net                (1,382)         61,200
         Purchase of property and equipment                         (63,110)             --
         Purchase of intangible asset                               (12,070)             --
                                                                -----------     -----------
     Net cash provided by (used in) investing
      activities of continuing operations                           (76,562)         61,200
                                                                -----------     -----------

                See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                    Years Ended
                                                                     December 31,
                                                            ---------------------------
                                                                2003           2002
                                                            -----------     -----------
                                                                           (As Restated)
     Net cash provided by (used in) investing
      activities of discontinued operations                    (128,959)      1,374,629
                                                            -----------     -----------

Net cash provided by (used in) investing activities            (205,521)      1,435,829
                                                            -----------     -----------

Financing activities:
     Net repayments of bank notes payable                       (78,610)        (64,935)
     Repayment of notes payable - related party                 (44,000)        (31,000)
     Proceeds from the issuance of long-term
      obligations - related party                               887,124              --
     Proceeds from the issuance of convertible
       notes payable, net of costs                                   --       1,374,000
     Repayments of long-term obligations                       (396,346)     (1,836,697)
     Proceeds from issuances of common stock,
       net of expenses                                          165,000         256,132
                                                            -----------     -----------
     Net cash provided by (used in) financing
      activities of continuing operations                       533,168        (302,500)

     Net cash used in financing activities of
      discontinued operations                                        --      (1,390,817)
                                                            -----------     -----------

     Net cash provided by (used in) financing activities        533,168      (1,693,317)
                                                            -----------     -----------

Net decrease in cash and cash equivalents                       (19,944)        (93,783)
Cash and cash equivalents - beginning of year                    36,459         130,242
                                                            -----------     -----------

Cash and cash equivalents - end of year                     $    16,515     $    36,459
                                                            ===========     ===========

Supplemental continuing operations cash flow
 disclosures:
     Cash paid for:
         Interest                                           $    23,501     $   263,103
                                                            ===========     ===========

         Income taxes                                       $       424     $     4,048
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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Osley and Whitney, Inc. (O&W) ; Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). The Company has operated in the following four segments at various times throughout 2003 and 2002: IT Services Group (IGI), the Laser Group (LF, MLPC, ET, MMT and MT) the Photonics Group (IP) and the Plastics Group (O&W and EP). All significant intercompany accounts and transactions have been eliminated.

      Through  2003 the  Company has  continued  to change its  business  focus.
During 2003, the Company started a new business focusing in the field of information technology consulting and integration and on the emerging area of biometric technology as a complement to that effort (IT Services Group). Also, in early 2003 the Company decided to sell essentially all the assets and liabilities of its Laser Group (Note 4). Continuing in 2003 the Company was still winding down the previously discontinued operations of both the Plastics and Photonics groups.

NOTE 2. - MANAGEMENT PLANS

Business Strategy

      Beginning in 2003, the Company began involvement in the fields of information technology (IT) consulting and biometric technology services. The Company's IT services include strategic staffing, program management, project management, technical engineering, software development and enterprise resource planning. The Company has entered into several Subcontract Agreements with a number of prime contractors to the Federal Government

      The Company entered into a three year Subcontract Agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS - CONTINUED

      In 2003, the Company entered into a License Agreement with a privately held technology company. The License Agreement gives the Company the ability to use, market and sell certain proprietary fingerprint recognition technology. The Company has completed development of an access control terminal and related software called Touch-Thru(TM) incorporating that technology. The Company intends to be in a position to market and sell the Touch-Thru(TM) product beginning in 2006 to a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

      As part of its restructured business plan, the Company made a decision during 2003 to eliminate certain non-core businesses. On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (Note 4).

      During fiscal 2002, the Company completed the sale of net assets from its subsidiary, Express Pattern, (included in the Plastics Group) which resulted in the infusion of $575,000 in cash that was used to repay certain Osley & Whitney (O&W) debt and for working capital purposes (Note 4).

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

      Because of the Government's termination of the DARPA contract, the Company's new management team decided to discontinue the Photonics segment of its business (Note 4). Without the government funding provided by the DARPA contract, management did not believe that sufficient funds could be raised to successfully commercialize its laser diode technology in the foreseeable future. Consequently, the Company decided to restructure its business along different lines.

      On December 31, 2002, the former chairman and chief executive officer of the Company resigned to become the chief executive officer of Laser Fare. Companies controlled by this executive acquired the assets and assumed certain liabilities of Laser Fare in two closings which took place on December 31, 2003 and 2004 (Note 4). As a result of the first acquisition on December 31, 2003, this executive resigned his position with Laser Fare to join the acquiring company. A former outside board member assumed the positions of chairman of the board, president and chief executive officer of the Company on January 6, 2003.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS - CONTINUED

Capital Formation Strategy

      On August 5, 2003, the financial institution which held the consolidated promissory note obligation with O&W, that was guaranteed by IGI (Note 7a), sold the obligation to a related third party. The sale of the consolidated promissory note is evidenced by a non-recourse assignment agreement between the financial institution and the related third party. The financial institution assigned the rights under the consolidated promissory note to the related third party. As of December 31, 2003 the Company is obligated to the related third party for principal and accrued interest in the aggregate amount of approximately $219,000. Subsequent to December 31, 2003 the terms of the note were revised and the principal is now due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

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

      At various times subsequent to December 31, 2002 and through March 31, 2005 a related third party and one board member loaned the Company a total of $675,800. These loans are evidenced by unsecured promissory notes bearing interest at 6% per annum. The principal and accrued interest on all but one of these notes are due and payable on January 1, 2007 and are convertible at the option of the holder at any time after September 1, 2005 into common stock at a price of $.05 per share (one note in the principal amount of $44,000 is due on May 18, 2005 and is not convertible).

      In addition, at various times subsequent to December 31, 2002 the Company issued several short-term promissory notes to another individual, who is a shareholder and the former president of the Company, in the aggregate amount of $265,000, each note bearing interest at 12% per annum. The promissory notes are to be repaid with monthly payments of interest only with a lump sum payment of the principal and interest due in January 2006. These notes have no conversion provisions.

      The new business strategy described above, as well as the various capital raising activities engaged in by the Company subsequent to December 31, 2003 have allowed the Company to continue operations. The Company believes, but can offer no assurances, that its current operations, as restructured, coupled with its demonstrated ability to raise capital will provide sufficient working capital to fund its operations through 2005 and beyond.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 consist primarily of money market funds.

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement (Note
8). These funds are held in cash deposit and treasury trust accounts.

      Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable net of an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is to not accrue interest on past due receivables. Management has determined that no reserve for doubtful accounts for continuing operations is necessary for the year ended December 31, 2003. As of December 31, 2003 there was an allowance for doubtful accounts receivable of approximately $54,000, relating to assets held for sale. As of December 31, 2002 there was an allowance for doubtful accounts receivable of approximately $38,000, which is included in accounts receivable on the accompanying balance sheet.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 2003 are included in assets held for sale. Inventories from continuing operations at December 31 consist of the following:

                                                       December 31,
                                                --------------------------
                                                  2003              2002
                                                --------          --------
      Raw materials                             $     --          $ 54,509
      Work-in-process                                 --            73,283
                                                --------          --------

                                                $     --          $127,792
                                                ========          ========

      Property and Equipment - Additions to property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expenses as incurred while improvements are capitalized.

      Intangible Assets - Intangible assets consist of deferred financing costs and a technology license.

      Deferred financing costs are amortized using the straight-line method over the terms of the related financing instruments, which range from two to fifteen years. The technology license is amortized using the straight-line method over two years.

      Impairment of Goodwill and Intangible Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". This standard specifies, among other things, that goodwill no longer be amortized but instead is subject to an impairment test, which is to be performed at least annually. In addition intangible assets that are subject to amortization are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      At December 31, 2002, the Company determined that the carrying amount of the goodwill in the amount of $71,185 was impaired, and the amount exceeded its fair value. Therefore, the Company recorded an impairment loss of $71,185 during the year ended December 31, 2002. This loss is included in loss from discontinued operations in the accompanying statement of operations for the year December 2002.

      As a result of suspending the activity of the Photonics Group during 2002 (Note 4), the patents that IP possessed were determined to be impaired and an impairment loss of approximately $468,000 was recorded and is included in loss from discontinued operations in the accompanying statement of operations for the year ended December 31, 2002.

      Various patents amounting to approximately $46,000 used in the Laser Group were also determined to be impaired during 2002 and as a result were written off. The remaining patent amounting to approximately $353,000, which was acquired in 2001, relates to a certain laser application technology, which was to be utilized in the Laser Group. This patent was also determined to be impaired during 2002 and as a result was written off. These impairment losses of approximately $399,000 were recorded and are included in loss from discontinued operations in the accompanying statement of operations for the year ended December 31, 2002.

      Impairment of Long-Lived Assets - The Company adopted the provisions of the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance in the accounting for impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new statement required the recognition of an impairment loss when the undiscounted cash flows will not be adequate to recover the carrying amount. The computation incorporates a probability-weighted cash flow estimation approach. The Company periodically reviews the recoverability of the carrying value of its long-lived assets. In determining whether there is an impairment, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the asset. In addition, the Company will consider other significant events or changes in the economic and competitive environments that may indicate that the remaining estimated useful lives of its long-lived assets may warrant revision.

      As a result of management's decision to sell certain assets of Laser Fare as of January 1, 2003, the Company wrote down the net assets to the net realizable value, which resulted in a loss of approximately $99,000, which is included in loss from discontinued operations for the year ended December 31, 2003.

      As a result of suspending the activity of the Photonics Group (Note 4), the Company determined that the carrying amount of the equipment relating to this Group were no longer recoverable and exceeded its fair market value. As the Company does not anticipate any future cash flows from the equipment, the Company has determined the machine to be impaired and has recorded an impairment loss in the amount of $148,000 for the year ended December 31, 2002. This amount is included in the loss from discontinued operations in the accompanying statement of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      The Company also determined that the carrying amount of the equipment related to the Laser Group's laser application technology was no longer recoverable and exceeded its fair market value. The Company does not anticipate any future cash flows from the machine and has been unsuccessful in finding a potential buyer for the machine. Therefore, the Company determined the machine was worthless and recorded an impairment loss for the remaining net book value of approximately $735,000 in 2002. This amount is included in the loss from discontinued operations in the accompanying statement of operations.

      Revenue Recognition - Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

      During the year ended December 31, 2003 sales to one customer accounted for 98% of total revenues from continuing operations and 95% of accounts receivable at December 31, 2003. There were no sales from continuing operations to any customer > 10% for the year ended December 31, 2002.

      Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $10,000 from continuing operations for the year ended December 31, 2003. There was no advertising expense incurred during the year ended December 31, 2002 from continuing operations.

      Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense from continuing operations amounted to $137,314 for the year ended December 31, 2003 and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru TM biometric access control product. There were no research and development costs incurred during the year ended December 31, 2002.

      Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Earnings Per Share - Basic net loss per share is based upon the actual weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of December 31, 2003 and 2002, all outstanding stock options, warrants and convertible obligations have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      If the Company had generated earnings during the year ended December 31, 2003, 16,252,480 common stock equivalent shares would have been added to the weighted averages shares outstanding (17,002 - December 31, 2002). These additional shares represent the assumed conversion of convertible debt and the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company's stock during the year. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

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

      Reclassifications - Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

      Stock Based Compensation - The Company accounts for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to
Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net loss and loss per share for 2003 and 2002, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (Note 10). Stock options and warrants issued to non-employees are recognized as compensation expense based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

      Recent Accounting Pronouncements - Subsequent to December 31, 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision will become effective for the Company commencing January 1, 2006. See Note 10 for the impact of expensing the fair value of options granted.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS

      Photonics - On October 30, 2002, the Company's IP subsidiary received a Notice of Termination of its DARPA contract. The contract was terminated for the Government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Company's IP Subsidiary. As a result of the termination, management has decided to suspend the activities of the Photonics Group and liquidate the remaining assets. During the year ended December 31, 2002 the Company had income from operations up until the decision by management to suspend the activities of the Photonics Group of approximately $84,000. During the year ended December 31, 2002, impairments of the intellectual property and property and equipment were recorded, amounting to approximately $468,000 and $148,000, respectively. During 2003, the Company continued to collect receivables and pay obligations. As a result, the Company recognized income from discontinued operations of approximately $419,000 relating to the release of certain obligations. These amounts are included in the loss from discontinued operations in the accompanying statement of operations.

      Plastics - On March 29, 1999, the Company acquired 100% of the common stock of O&W, a mold building Company. The aggregate consideration paid for the stock was $1.5 million ($300,000 in cash and $1,200,000 in promissory notes). The O&W acquisition was accounted for under the purchase method of accounting. In April 1999 the Company formed EP, to compliment its O&W subsidiary. EP was formed to allow customers' design engineers to produce rapid prototype parts. In the fourth quarter of 2001 IGI's Board of Directors resolved to dispose of O&W and EP. The formal plan consisted of shutting down the operations of the O&W subsidiary and selling the net assets of the EP subsidiary. Effective November 30, 2001, the Company shut down the operations of O&W and terminated all of the employees.

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

      The proceeds from the liquidation were used to repay a portion of the remaining mortgage, term loan and demand note bank obligations, which were secured by the assets. In addition, a portion ($300,000) of the proceeds from the sale of the net assets of EP were used to repay a portion of these secured obligations. These obligations were also guaranteed by IGI. The remaining net obligation to the secured lender after the repayments, including accrued interest and closing expenses, amounted to approximately $211,000. IGI assumed this remaining outstanding balance and reduced its intercompany receivable from O&W. The secured lender agreed to convert the balance into a 7.75% term loan due in monthly installments of approximately $7,275 based on a 30-month amortization schedule, with a balloon payment of approximately $145,000 due in October of 2003. See Note 7a for further discussion on this outstanding obligation.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      In addition to the above transactions, during the year ended December 31, 2002, O&W recorded an additional reserve for uncollectible receivables and recognized additional obligations to creditors in the aggregate amount of approximately $121,000. These additional costs incurred related to the discontinued operations and are included in the loss on disposal of discontinued operations in the accompanying consolidated statement of operations.

      During the fourth quarter of 2002, the Company sold all of the issued and outstanding stock (100 shares) of O&W to an unrelated third party for $100. As part of the stock sale agreement, the Company retained the O&W pension asset and related obligation (Note 12). As a result of the sale of stock, the Company wrote off the outstanding intercompany receivables due from O&W. The net impact on the sale and asset writedown resulted in a gain of approximately $693,000, which is included in loss on disposal of discontinued operations on the accompanying consolidated statement of operations for the year ended December 31, 2002.

      On March 14, 2002, the Company sold the net assets of its EP subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and the Company's chief operating officer at the time of sale. The sale was negotiated at "arm's length" by disinterested management with the former employees and his financier. The gain resulting from this transaction amounted to approximately $45,000 and is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. During the year ended December 31, 2002 EP's operations resulted in income up until the decision to dispose of the Plastics Group of approximately $3,000, which is included in loss from discontinued operations in the accompanying statement of operations. During 2002, IGI offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, the Company wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting to approximately $76,000 is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2003 in the amount of $15,529 ($9,633 - 2002) has not been recognized because management believes collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2003 and 2002 after the offset and write-off is approximately $74,000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      Laser - On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the years ended December 31, 2003, LF had a loss from operations of approximately $417,000, (loss of approximately $1,130,000 in 2002, which includes asset impairment provisions of approximately $742,000) which is included in loss from discontinued operations in the accompanying statements of operations. We sold the remaining assets of the Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, as of December 31, 2004, and recognized a loss on disposition of approximately $224,000 during the year ended December 31, 2004.

      In accordance with FASB 144, the disposal of the Photonics, Plastics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP, O&W, and EP have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets of discontinued operations. The assets and liabilities of LF have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets and liabilities held for sale. The operating results for all three segments are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      The following is a summary of financial position and results of operations at December 31, 2003 and 2002 and for the years then ended for the disposed Photonics (IP), Plastics (O&W and EP), and Laser (LF) segments:


                                                            December 31,
                                                   ----------------------------
      Financial Position                               2003            2002
                                                   ------------    ------------

      Assets held for sale:
          Current assets                           $    858,949    $         --
          Property and equipment                      2,060,205              --
                                                   ------------    ------------

               Total assets held for sale          $  2,919,154    $         --
                                                   ============    ============

      Accounts payable and accrued
       expenses held for sale                      $    781,847    $         --
                                                   ============    ============

      Current assets and total assets of
       discontinued operations                     $    870,287    $    943,683
                                                   ============    ============

      Liabilities of discontinued operations:
          Accounts payable and accrued
           expenses                                $    928,349    $  1,395,203
          Unsecured note payable                          5,000           5,000
                                                   ------------    ------------

          Total liabilities of discontinued
           operations                              $    933,349    $  1,400,203
                                                   ============    ============

                                                      Years Ended December 31,
                                                   ----------------------------
      Results of Operations                            2003            2002
                                                   ------------    ------------

      Revenue from discontinued operations         $  6,195,517    $ 11,822,234
                                                   ============    ============

      Income (loss) from discontinued operations   $      1,568    $ (1,219,189)

      Loss on disposal of discontinued operations       (87,587)       (632,655)
                                                   ------------    ------------

      Net loss from discontinued operations        $    (86,019)   $ (1,851,844)
                                                   ============    ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5. - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation at LF are included in the December 31, 2002 amounts below, however, amounts at December 31, 2003 are included in assets held for sale (Note 4). Property and equipment from continuing operations consists of:

                                                                    December 31,
                                       Depreciable          ---------------------------
                                          Lives                2003              2002
                                 ----------------------     -----------     -----------
      Land                              N/A                 $        --     $   100,000
      Building and leaseholds    18      -     40 years              --       1,064,055
      Machinery and equipment    3       -     10 years          61,943       5,507,042
      Furniture and fixtures     5       -      7 years              --         656,541
      Software                   3       -      5 years          57,355         128,620
                                                            -----------     -----------
                                                                119,298       7,456,258
      Accumulated depreciation                                  (19,863)     (4,413,671)
                                                            -----------     -----------

                                                            $    99,435     $ 3,042,587
                                                            ===========     ===========

      Included above is the following property and equipment held under capital leases.

                                                                    December 31,
                                                            ---------------------------
                                                               2003             2002
                                                            -----------     -----------
      Land                                                  $        --    $   100,000
      Building and leaseholds                                        --        725,762
      Machinery and equipment                                        --        878,052
                                                            -----------    -----------
                                                                     --      1,703,814
      Accumulated depreciation                                       --     (1,011,555)
                                                            -----------    -----------

                                                            $        --    $   692,259
                                                            ===========    ===========

      Depreciation charges for assets under capital leases are included in depreciation and amortization expense and amounted to $94,300 in 2002.

      During the first quarter of 2002, the Company sold all of the property and equipment of its MLPC subsidiary (included in the Laser Group), including customer lists, to a third party and ceased operations of this subsidiary. The sale price of $300,000 consisted of cash of $270,000 and a $30,000 promissory note, which bears interest at 8% and was due in July 2002. The transaction resulted in a gain of approximately $137,000. During the fourth quarter of 2002, it was determined that the note receivable was not collectible. Accordingly, this asset was written off and reduced the gain for the year ended December 31, 2002 to approximately $107,000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 6. - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                           December 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
      Technology license                           $    12,070      $        --
      Deferred financing costs                         119,499          119,499
                                                   -----------      -----------
                                                       131,569          119,499
      Accumulated amortization                         (68,651)         (59,274)
                                                   -----------      -----------

                                                   $    62,918      $    60,225
                                                   ===========      ===========

      The approximate future amortization expense for the next five years is as follows:

                                2004               $    12,400
                                2005               $     9,400
                                2006               $     6,400
                                2007               $     6,400
                                2008               $     6,400

      During the year ended December 31, 2002, the Company determined that certain intangibles assets were impaired and as a result the Company adjusted the carrying value of the assets accordingly. Certain deferred financing costs were impaired as a result of the Company repaying the related obligations during the year (Note 8a) and are recorded as a loss on debt extinguishment in the accompanying statement of operations. As a result of suspending the activity of Photonics Group (Note 4), the related patent technology was determined to be impaired and an impairment loss was recorded and is included in loss from discontinued operations. In addition, several patents relating to the Laser Group were determined to be impaired and as a result were also written off. At December 31, 2002 the Company determined that the carrying amount of goodwill relating to LF was no longer recoverable, and the amount exceeded its fair value. Therefore, the Company recorded an impairment loss (Note 3).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 7. - NOTES PAYABLE

      Notes payable consists of the following:

                                                             December 31,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------

      Note payable - bank (a)                        $   152,122     $   428,276
      Notes payable - related parties (b)                  9,906          83,906
      Notes payable - other (c)                           30,000              --
                                                     -----------     -----------

                                                     $   192,028     $   512,182
                                                     ===========     ===========

      (a) Demand Notes - LF maintained a line of credit with a financial institution that provided for borrowings of up to $525,000 with interest at the bank's prime rate plus .50%. During November 2001, LF refinanced the outstanding balance on the line of credit, which amounted to approximately $285,000, into a demand note. The bank demand note required monthly principal and interest payments amounting to approximately $5,800 through November 2002, at which point the remaining unpaid balance was due. This due date has been extended through November 1, 2004 with a reduction of required monthly principal and interest payments to approximately $4,000 through the extended due date. In addition, LF is required to pay a monthly principal curtailment of $5,000. The outstanding balance as of December 31, 2003 amounted to $152,122 ($230,732 in 2002) and bears interest at the bank's prime rate (4% at December 31, 2003) plus 3%. All the assets of LF and the guarantee of the Company secure the note.

            IGI guaranteed and assumed the outstanding secured bank obligations of O&W (Note 4). The remaining obligation with this financial institution was evidenced by a new consolidated promissory note. The new consolidated promissory note was to be amortized over thirty months, and repaid in twelve monthly installments of $7,276 plus interest at 7.75% per annum with a balloon payment of approximately $145,000 due in November 2003. The outstanding balance as of December 31, 2002 amounted to $197,544. Subsequent to December 31, 2002 the bank sold this obligation to a related party, (Note 2). The outstanding balance as of December 31, 2003 amounted to $203,324 and bears interest at 7.75% per annum. Effective December 31, 2003, the terms of the note were revised and principal is due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share (Note 8(b)). The note has been reclassified as long-term at December 31, 2003.

      (b) Notes Payable - Related Parties - During the year ended December 31, 2001 the Company issued various unsecured short-term notes payable to the former president/ principal stockholder. The remaining obligation due to the former president/ principal stockholder at December 31, 2002 was $24,000 and bears interest at 10%. The obligation was eliminated during 2003 in connection with the sale of certain assets of LF.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 7. - NOTES PAYABLE

            During 2000 and 2001, the Company issued unsecured short-term notes payable to various employees/ stockholders. The remaining obligation due to these employees/ stockholders at December 31, 2002 amounted to $59,906, and bear interest at rates that range from 8% to 10%. During 2003, the Company repaid $20,000 and $30,000 was reclassified to notes payable-other since the note holder was not a stockholder in 2003. At December 31, 2003 there is $9,906 outstanding, which is comprised of a note for $5,000, which bear interest at 10%, and a note for $4,906, which bears interest at 8%.

      (c) Notes Payable - Other - During 2003, $30,000 was reclassified from notes payable-related parties since the holder is not a stockholder in 2003. At December 31, 2003, $30,000 was outstanding, and bears interest at 10%.

NOTE 8. - LONG-TERM OBLIGATIONS

      Long-term obligations consists of:

                                                             December 31,
                                                       -------------------------
                                                          2003          2002
                                                       ----------    ----------

      Term notes - bank (a)                            $1,908,692    $2,031,295
      Term notes - related parties (b)                    887,124            --
      Capital lease obligations  (c)                      485,000       520,000
                                                       ----------    ----------
                                                        3,280,816     2,551,295
      Less current maturities and reclassifications     2,360,840     2,551,295
                                                       ----------    ----------

      Total long-term obligations                      $  919,976    $       --
                                                       ==========    ==========

      Future annual  maturities  subsequent to December 31, 2004 are as follows:
      $4,799 - 2005, $155,084 - 2006 and $760,093 - 2007.

      (a) Term Notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2003 amounted to $790,366 ($877,760 - 2002) and bears interest at the bank's prime rate (4% at December 31, 2003) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The Company was in violation of certain loan covenants as of December 31, 2003 and 2002. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2003 and 2002.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

            A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2003 amounted to $1,046,945 ($1,116,117 - 2002) and bears interest at the bank's prime rate (4% at December 31, 2003) plus .75%. The Company has violated certain covenants under the term of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2003 and 2002.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

            During the fourth quarter of 2002, the Company's contract with DARPA was terminated, which resulted in an event of default under the Company's financing agreements with Laurus Master Fund, Ltd. Upon occurrence of this event, the $1.0 million two-year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus Master Fund, Ltd. took immediate possession of the funds held in the restricted bank accounts. Approximately $1.474 million was applied as a reduction of the outstanding obligation. Upon termination the unamortized loan closing costs and note discount in the amount of $169,894 were written off and is presented as "loss on debt extinguishment" on the accompanying statement of operations. As of December 31, 2003, $34,000 ($37,418 - 2002) remains outstanding and is included in the current portion of long-term obligations.

            The Company originated a loan in 2003 to finance the acquisition of equipment. The loan has a balance of $37,381 at December 31, 2003, bears interest at 5.8% and is due in equal monthly installments of $550 through July 31, 2007 at which time the remaining principal balance of $20,230 becomes due.

      (b) Notes Payable - Related Parties - During the year ended December 31, 2003 the Company issued a secured note payable to a stockholder for $150,000 which bears interest at 12% and is due in January 2006. The note is secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable.

            During 2003, the Company issued various unsecured notes payable to a member of the board of directors amounting to $240,000 which bear interest at 6%. Effective December 1, 2004 the terms of the notes were modified. The maturity date was extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

            As stated in Note 7a, $203,324 formerly due to a bank, was purchased by a related party in 2003. The note bears interest at 7.75% and matures on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. The note has been reclassified from notes payable (current) to long-term as of December 31, 2003.

            During the year ended December 31, 2003, the Company issued various notes to the same related party aggregating $293,800. The notes bear interest at 6% and previously matured on January 1, 2006. Effective December 1, 2004, the terms of the notes were revised and principal is due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

      (c) Capital lease obligations - The Company is obligated under a capital lease for the LF operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of December 31, 2003 amounted to $485,000 ($520,000 -
            2002). Annual payments of principal are $35,000 for fiscal 2003 and increase by $5,000 annually through June 2012. Under the terms of this credit facility, the Company is prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company is required to comply with certain covenants. Certain of these covenants were violated at December 31, 2003 and 2002. Accordingly, the entire outstanding portion of this obligation has been classified as current.

      Minimum future annual payments of long-term obligations as of December 31, 2003 are as follows:

            2004                                                    $    282,506
            2005                                                         262,091
            2006                                                         421,107
            2007                                                       1,040,284
            2008                                                         294,818
            Thereafter                                                 1,300,460
                                                                    ------------
            Total minimum payments                                     3,601,266
            Less amount representing interest                            320,450
                                                                    ------------
                                                                       3,280,816
            Less current maturities                                      244,806
            Less current maturities due to violation
             of covenant                                               2,116,034
                                                                    ------------

            Total long-term obligations                             $    919,976
                                                                    ============

NOTE 9. - STOCKHOLDERS' DEFICIENCY

      A. Preferred Stock

                  The  certificate  of  incorporation  authorizes  the  board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2003 and 2002 there were no preferred shares issued or outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

      B. Common Stock

      During the year ended December 31, 2003, the following common stock transactions took place:

            o The Company issued 3,350,388 shares of common stock to accredited investors at $.05 per share, resulting in proceeds of $165,000.

            o The Company issued 960,000 shares of common stock as satisfaction of outstanding legal fees amounting to $48,000. The fair market value of the shares issued equaled the amount of the recorded liability relieved.

            o The Company authorized the issuance of 1,500,000 common shares at $.05 per share, resulting in $75,000 of compensation expense. The shares were authorized to three employees as consideration for accepting employment. However the shares were not issued during 2003.

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

            o The Company issued 24,100 shares of common stock as satisfaction of outstanding payroll related liabilities amounting to $51,333. The fair market value of the shares issued equaled the amount of the recorded liability relieved.

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

            o The Company sold 379,253 shares to the "Estate" of a former stockholder of O&W which was paid for by the cancellation of certain indebtedness of the Company to the Estate amounting to $758,507 less fees of $63,168.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

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

      D. Warrants

                  In  connection  with  the  issuance  of notes  payable  to the
            Company's president and principal stockholder during 1998, 536,000 detachable warrants were issued. These warrants are exercisable for $5.60 per share. As the warrants vested, they were valued and recorded as additional paid-in capital. These warrants expired in 2003.

                  In  connection  with  common  stock  issued  to the  Company's president/principal stockholder during 2000, the Company issued warrants to purchase 33,900 shares of common stock at exercise prices ranging from $1.63 to $3.42 per share. The warrants vested immediately and have a three-year term. A portion of the proceeds, amounting to $105,666 determined utilizing the Black-Scholes pricing model, was allocated to these warrants. During 2000, 25,000 of these warrants were exercised. During 2003 the remaining balance of 8,900 warrants expired.

                  In  connection  with a private  placement  transaction  during
            2000, the Company issued warrants to various accredited investors to purchase an aggregate of 4,300 shares of common stock at an exercise price of $3.95 per share. The warrants vest immediately and have a three-year term. A portion of the proceeds, amounting to $8,514, determined utilizing the Black-Scholes pricing model, was allocated to these warrants. These warrants expired in 2003.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

                  In  connection  with a private  placement  transaction  during
            2000, the Company issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a four-year term commencing May 31, 2001 at an exercise price of $1.63 per share. For services rendered in connection with the financing the Company also granted the purchaser's designee a warrant to purchase 100,000 common shares at a price of $2.00 per share, exercisable for a four-year period commencing May 31, 2001. A portion of the proceeds, amounting to $66,025 and $127,779, respectively, determined utilizing the Black-Scholes pricing model, was allocated to these warrants. These warrants expire on May 31, 2005.

                  In connection with the equity line of credit,  discussed above in item C, the Company issued a warrant to purchase 200,000 shares of the Company's common stock. In addition, the Company issued, to a placement agent, a warrant to purchase 100,000 shares of common stock. Both warrants were exercisable immediately for a price of $3.135 per share. These warrants expired on November 30, 2003.

                  In connection with the private placement  transactions  during
            2001, the Company issued warrants to various accredited investors to purchase 24,000 shares of common stock at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and had a three-year term. A portion of the proceeds, amounting to $51,706, determined utilizing the Black-Scholes pricing model, was allocated to these warrants. These warrants expired in 2004.

                  In  addition,   in  connection  with  the  private   placement
            transactions during 2001, the Company issued warrants to various placement agents to purchase 49,400 warrants at exercise prices ranging from $3.00 to $4.00. The warrants vested immediately and had a three year term. A portion of the proceeds, amounting to $62,414, determined utilizing the Black-Scholes pricing model, was allocated to these warrants. These warrants expired in 2004.

                  In connection  with the debt  financing  during 2002 (Note 8), the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company's common stock at $2.40 per share. The warrants were immediately exercisable and expire five years from the date of grant. The warrant value amounting to $103,872 was determined using the Black-Scholes option pricing model. These warrants expire in 2007.

                  During 2002,  the Company  granted  common  stock  warrants to purchase 200,000 shares of the Company's common stock as satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants are exercisable at $3.00 per share, vested immediately and expire in 2005.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

      Following is the weighted average assumptions used in the Black-Scholes pricing model for warrants granted during the years ended December 31, 2002. There were no warrants granted during 2003.

            Expected dividend yield                              0 %
            Expected stock price volatility                    100 %
            Risk-free interest rate                           5.40 %
            Expected life of warrants                        5 years

      The following is a summary of the warrant activity for the past two years:

                                                  Number             Weighted
                                                of Warrants           Average
                                                Outstanding       Exercise Price
                                                -----------       --------------

            Outstanding at December 31, 2001     1,083,375          $   4.28
                 Granted                           275,000          $   2.84
                 Expired                           (10,775)         $  10.30
                                                 ----------
            Outstanding at December 31, 2002     1,347,600          $   3.93
                 Expired                          (849,200)         $   4.70
                                                ----------

            Outstanding at December 31, 2003       498,400          $   2.63
                                                ==========

      All warrants are exercisable as of December 31, 2003 and 2002. Warrants outstanding at December 31, 2003 have exercise prices ranging from $1.63 to $3.41.

NOTE 10. - STOCK OPTION PLANS

      The Company's Board of Directors has approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, and 1999 authorizing the granting of options to purchase up to an aggregate of 2,340,000 shares through December 31, 2003. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2003, options to purchase 331,152 shares remain un-issued under these plans.

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


NOTE 10. - STOCK OPTION PLANS - CONTINUED

                  The  following  is a  summary  of stock  option  activity  for individuals classified as employees for the past two years:

                                                      Number         Weighted
                                                     of Shares        Average
                                                   Under Option   Exercise Price
                                                   ------------   --------------

            Outstanding at December 31, 2001         936,537        $   1.84
                 Granted                             540,000        $   1.62
                 Exercised                            (3,786)       $   1.62
                 Converted to nonqualified stock
                  options(see Note 10B)             (591,619)       $   2.03
                 Expired                            (580,551)       $   1.55
                                                   ---------
            Outstanding at December 31, 2002         300,581        $   1.64
                 Granted                           1,610,000        $    .06
                 Expired                            (223,006)       $   1.47
                                                   ---------
            Outstanding at December 31, 2003       1,687,575        $    .16
                                                   =========

            Exercisable at December 31, 2003       1,587,575        $    .16
                                                   =========

                      The  average  fair value of options  granted  was $.05 and
              $1.21 per share for the years ended December 31, 2003 and 2002, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

                  Options  outstanding  at December  31, 2003 are made up of the following:

                                         Options Outstanding               Options Exercisable
                               --------------------------------------    ------------------------
                                              Weighted
                                              Average
                                              Remaining      Weighted                    Weighted
                                 Number      Contractual     Average       Number        Average
                                   of          Life in      Exercise         of         Exercise
                                 Options       Years          Price        Options       Price
                               ----------    ----------    ----------    ----------    ----------
            Less than $1.50     1,610,000          9.00    $      .06     1,510,000    $      .05
                                             ==========    ==========    ----------    ==========
            $1.50 - $2.50          77,575          1.73    $     2.28        77,575    $     2.28
                               ----------    ==========    ==========    ----------    ==========

                Total           1,687,575          8.67                  1,587,575
                               ==========    ==========                  ==========

      B. Nonqualified Stock Option

                  In connection  with services  performed for the Company during
            2000, 65,000 options to purchase shares of common stock at a price of $1.50 were granted. The options were immediately exercisable and expire on December 31, 2009. The fair value assigned to these options, determined utilizing the Black-Scholes pricing model, amounted to approximately $47,000 and has been reflected as additional paid-in capital.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 10. - STOCK OPTION PLANS - CONTINUED

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

      C. Directors' Stock Option Plan

                  In April 1993, the Board of Directors and  stockholders of the
            Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 7,500 options upon becoming a director and 5,000 each year thereafter on the date of the Company's annual stockholders' meeting. In 2003, 15,000 options were granted under this plan (10,000 in 2002) and none forfeited in 2003 and 2002. At December 31, 2003, there were 59,500 (44,500 in 2002) options outstanding to directors under this plan, of which 46,168 options were exercisable (34,502 in 2002). These options are exercisable at prices ranging from $.10 to $9.40 per share. The options vest over a two-year service period. The options expire at various dates from 2005 to 2013.

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

                                                            For the Years Ended
                                                               December 31,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------

            Net loss - as reported (000's)                 $  1,217     $  4,630
            Total stock based employee compensation
             expense determined under the fair value
             method for all awards (000's)                       76          454
                                                           --------     --------

            Net loss - pro forma (000's)                   $  1,293     $  5,084
                                                           ========     ========

            Loss per share as reported                     $    .15     $    .77
                                                           ========     ========
            Loss per share pro forma                       $    .16     $    .85
                                                           ========     ========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCK OPTION PLANS - CONTINUED

      The fair  value of each  option  grant is  estimated  on the date of grant
using  the   Black-Scholes   option-pricing   model   based  on  the   following
weighted-average assumptions:

                                                          2003          2002
                                                        --------      --------

            Expected dividend yield                        0%              0%
            Expected stock price volatility              100%            100%
            Risk-free interest rate                      4.5%            4.0%
            Expected life of options                 9.69 years       5.09 years

NOTE 11. - INCOME TAXES

      At  December  31,  2003,  the  Company  had  federal  net  operating  loss carryforwards of approximately $27,600,000 and state net operating loss carryforwards of approximately $16,100,000, which expire from 2009 through 2023. Due to a greater than 50% change in stock ownership of certain subsidiaries, the utilization of net operating loss carryforwards generated to the date of such change may be limited.

      At December 31, 2003, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $10,781,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

      The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                          December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
      Deferred tax assets:
           Net operating loss and tax credit
            carryforwards                         $ 10,000,000     $ 10,122,000
           Defined benefit pension liability           875,000          928,000
           Reserves and other                          185,000          460,000
                                                  ------------     ------------
               Gross deferred tax asset             11,060,000       11,510,000

      Deferred tax liabilities:
           Property and equipment                     (279,000)        (437,000)
                                                  ------------     ------------
               Gross deferred tax liability           (279,000)        (437,000)
                                                  ------------     ------------

      Net deferred tax asset                        10,781,000       11,073,000
      Deferred tax asset valuation allowance       (10,781,000)     (11,073,000)
                                                  ------------     ------------

      Net deferred tax asset                      $         --     $         --
                                                  ============     ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - INCOME TAXES - CONTINUED

      The Statutory U.S. Federal rate is 34% for the year ended December 31, 2003 and 2002. The effective income tax rate is (.06%) for the year ended December 31, 2003 and (.07%) for the year ended December 31, 2002. The primary difference between the U.S. Statutory Federal income tax rate and the effective income tax rate is the tax impact of the deferred tax asset valuation allowance.

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      Profit Sharing Plans - Prior to the sale of LF's businesses, LF had a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants could defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan was discretionary. During 2003, a $20,095 ($25,826 in 2002) discretionary contribution was made to the profit-sharing plan.

      Defined Benefit Plan - The Company has a contributory defined benefit pension plan that covered all salaried and hourly employees at O&W that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001 the Company discontinued the operations of O&W (Note 4) but retained the obligation to fund the plan into the future. The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan will remain in existence and continue to pay benefits as participants qualify, invest assets and receive contributions. The Company's policy is to fund pension costs accrued subject to the Company's available cash to make such contributions. Net periodic pension expense includes the following components.

                                                        For the Years Ended
                                                           December 31,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------

      Interest cost                                 $   344,944     $   340,188
      Expected return on plan assets                   (267,553)       (398,318)
      Actuarial loss                                    122,012          23,250
                                                    -----------     -----------

          Total pension expense (income)            $   199,403     $   (34,880)
                                                    ===========     ===========

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                        2003            2002
                                                    -----------     -----------

      Projected benefit obligation:
          Benefit obligation at beginning of year   $ 5,474,408     $ 4,968,422
          Interest cost                                 344,944         340,188
          Actuarial loss                                410,577         988,024
          Benefits paid                                (418,680)       (822,226)
                                                    -----------     -----------
          Benefit obligation at end of year           5,811,249       5,474,408

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

                                                        2003           2002
                                                    -----------     -----------

      Plan assets at fair value:
          Fair value of plan assets at
           beginning of year                          3,315,256       5,019,929
          Actual return of plan assets                  724,459        (882,447)
          Benefits paid                                (418,680)       (822,226)
                                                    -----------     -----------

          Fair value of plan assets at end of year    3,621,035       3,315,256
                                                    -----------     -----------

      Funded status (deficit)                        (2,190,214)     (2,159,152)

      Unrecognized actuarial loss                    (2,930,364)     (3,098,705)
                                                    -----------     -----------
                                                     (5,120,578)     (5,257,857)

      Adjustment required to recognize minimum
       pension liability                              2,930,364       3,098,705
                                                    -----------     -----------

      Accrued pension cost                          $(2,190,214)    $(2,159,152)
                                                    ===========     ===========

      The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                        2003           2002
                                                    -----------     -----------

      Discount rate                                     6.5%            7.0%
      Expected return on plan assets                    8.5%            8.5%
      Rate of increase in compensation                   N/A            N/A

      Assets in the trust fund are held for the sole benefit of participating former employees and retirees. They are comprised of corporate equity securities and guaranteed investment contracts sponsored by an insurance company.

      The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan's asset allocation using historical returns and surveys of other reporting company's rate of return assumptions. The plan maintained its EROA at 8.5% in 2003 and 2002. The discount rate assumption is based on published pension liability indices.

      The investment strategy is to manage the assets of the plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits. This strategy is implemented by holding equity investments while investing a portion of the assets in guaranteed investment contracts to match the long-term nature of the liabilities.

      The Company did not make any contributions for the years ended December 31, 2003 and 2002, although they were required to make minimum required contributions based upon IRS rules. In March 2005, the Company filed with the IRS a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 and prior plan years of $979,328.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2003 and 2002, by asset category, are as follows:

      Asset Category                       Target %        2003         2002
                                           -------       -------       -------

      Equity securities                         65%           76%           66%
      Guaranteed investment contracts           35            24            34
                                           -------       -------       -------

      Total                                    100%          100%          100%
                                           =======       =======       =======

NOTE 13. - COMMITMENTS

      A.    Lease Commitments

            The Company leases its headquarters, factory space and equipment under operating lease agreements that expire at various dates through 2006. The operating lease agreements for the factory space and equipment utilized at the LF subsidiary were transferred to LFI as part of the asset sale (Note 2). Subsequent to December 31, 2003, the Company entered into another operating lease agreement to rent office space to be used for IT consulting and integration, which expires in 2007. Rent expense under operating leases for the years ended December 31, 2003 and 2002, was approximately $27,000 and $272,000, respectively.

            Following is the approximate future minimum payments required under these leases:

                               2004                  $     27,000
                               2005                        64,000
                               2006                        52,000
                               2007                        43,000
                                                     ------------

                                                     $    186,000

      B.    Employment Contracts

            In 2003, the Company entered into employment agreements with three of its officers. The agreements provided for aggregate base compensation of $450,000 and expire at various times through 2008. In addition, the agreements provided for the issuance of an aggregate of 1,500,000 shares of common stock of the Company with a value of $75,000 and an aggregate of 1,500,000 stock options. The agreements provide for, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause and covenants against competition. The agreements were subsequently modified or terminated which revised the Company's annual base compensation commitment to $350,000 through May 2008.

            In 2004, the board of directors approved a bonus to be paid to the three officers as a reward for their performance in 2003 and 2004. The officers earned a total of $60,000 through December 31, 2003, which is included in accrued liabilities at December 31, 2003. The three officers will earn a total of $40,000 during 2004.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 13. - COMMITMENTS - CONTINUED

            In 2003, LF entered into an employment agreement with its former Chairman and former Chief Executive Officer. The agreement provides for base compensation of $150,000 for a five-year term as well as, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause and covenants against competition. This agreement terminated when the employee resigned from LF in late 2003. Subsequent to December 31, 2003, LF entered into an employment agreement with the new President and Chief Executive Officer at LF that expires on December 31, 2004. The agreement provides for a base compensation of $105,000 per year. In addition, the agreement provides for, among other things, discretionary bonus compensation.

      C.    Consulting Agreement

            Beginning in 2003, the Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis. ICC provides consulting services relating to the development, production, marketing and sales of the Company's TouchThru(TM) access control product as well as other general corporate matters. The Company paid ICC $92,688 during the year ended December 31, 2003.

NOTE 14. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                            2003         2002
                                                         ---------    ----------

      Demand note reclassed to long-term obligation      $ 197,544    $      --
                                                         =========    =========

      Conversion of legal fees outstanding to common
       stock (Note 9b)                                   $  48,000    $      --
                                                         =========    =========

      Purchase of vehicle through long-term debt         $  41,199    $      --
                                                         =========    =========

      Conversion of long-term obligation and related
       accrued interest and fees to common stock, net
       of capitalized costs written off                  $      --    $ 694,961
                                                         =========    =========

      Notes receivable issued in connection with
       the sale of assets (Note 4)                       $      --    $ 150,000
                                                         =========    =========

      Conversion of long-term obligations
       - stockholders and related accrued
       interest to common stock (Note 9b)                $      --    $ 129,600
                                                         =========    =========

      Value of detachable common stock
       warrants issued with long-term obligations
       (see Note 8a)                                     $      --    $ 103,872
                                                         =========    =========

      Common stock warrants issued as
       satisfaction of accounts payable                  $      --    $  58,826
                                                         =========    =========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - BUSINESS SEGMENTS

      Prior to 2002, the Company's businesses were organized, managed and internally reported as three segments. The segments were determined based on differences in products, production processes and internal reporting. During 2001 the Company approved a plan to discontinue the operations of the Plastics Group (Note 4). During the year ended December 31, 2002, the Company decided to discontinue the operation of its Photonics Group and liquidated its remaining assets as a result of its major customer canceling their contract. During 2002 and throughout 2003, the Company operated the Laser Group and during the fourth quarter of 2003, decided to sell substantially all of the assets and liabilities of LF. During 2003, the Company reclassified all of the assets and certain liabilities of its Laser Group as held for sale.

      During 2003 the Company started a new business focusing in the field of information technology consulting and integration and concentrating on the emerging area of biometric technology as a complement to that effort (Note 2). Beginning in 2003, the Company's business is organized, managed and internally reported as one segment, the IT Services Group.

      A summary of selected consolidated information for the Company's industry segments during 2003 and 2002 is set forth as follows:

                                                    Laser         Photonics      IT Services
           2003                                    Group            Group            Group        Consolidated
           ----                                --------------   --------------  --------------   --------------
Sales to unaffiliated customers                $           --   $           --  $      483,538   $      483,538
                                               ==============   ==============  ==============   ==============
Operating loss                                 $           --   $           --  $   (1,077,858)  $   (1,077,858)
                                               ==============   ==============  ==============   ==============
(Loss) income from discontinued
 operations                                    $     (504,723)  $      418,704  $           --   $      (86,019)
                                               ==============   ==============  ==============   ==============
Interest income                                $           --   $           --  $           --   $           --
                                               ==============   ==============  ==============   ==============
Interest expense                               $           --   $           --  $       52,485   $       52,485
                                               ==============   ==============  ==============   ==============
Identifiable assets                            $    3,001,662   $      870,287  $      363,647   $    4,235,596
                                               ==============   ==============  ==============   ==============
Depreciation and amortization                  $           --   $           --  $        7,892   $        7,892
                                               ==============   ==============  ==============   ==============
Capital expenditures                           $           --   $           --  $       63,110   $       63,110
                                               ==============   ==============  ==============   ==============
Capital expenditures of discontinued segment   $      128,959   $           --  $           --   $      128,959
                                               ==============   ==============  ==============   ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 15. - BUSINESS SEGMENTS (OPEN - FMB NEEDS TO REVIEW) - CONTINUED

                                       Laser         Photonics       Plastics       Unallocated
           2002                        Group           Group           Group         Corporate     Consolidated
           ----                    -------------   -------------   -------------   -------------   -------------
Sales to unaffiliated customers    $          --   $          --   $          --   $          --   $          --
                                   =============   =============   =============   =============   =============
Operating loss                     $          --   $          --   $          --   $   2,401,324   $   2,401,324
                                   =============   =============   =============   =============   =============
(Loss) income from discontinued
 operations, including corporate
 overhead allocation               $   1,999,632   $   1,133,628   $     107,413   $  (1,388,829)  $  (1,851,844)
                                   =============   =============   =============   =============   =============
Interest income                    $          --   $          --   $          --   $          --   $          --
                                   =============   =============   =============   =============   =============
Interest expense                   $          --   $          --   $          --   $     216,555   $     216,555
                                   =============   =============   =============   =============   =============
Identifiable assets                $   4,234,559   $     943,683   $          --   $      97,329   $   5,275,571
                                   =============   =============   =============   =============   =============
Depreciation and amortization      $          --   $          --   $          --   $     129,425   $     129,425
                                   =============   =============   =============   =============   =============
Capital expenditures               $          --   $          --   $          --   $          --   $          --
                                   =============   =============   =============   =============   =============
Capital expenditures of            $     190,898   $     149,604   $          --   $          --   $     340,502
 discontinued segment              =============   =============   =============   =============   =============

NOTE 16. - LITIGATION

      The Company is the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, The Company seeks compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company has not recorded the award in its financial statements due to the uncertainty associated with the collection of the judgment.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 16. - LITIGATION - CONTINUED

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

      Mr. Feeley's arbitration claims are pending before the American Arbitration Association and an arbitrator selected by the parties. The Company's claims against Mr. Feeley are pending in the Superior Court, State of Rhode Island. In January of 2004, the parties agreed to stay arbitration proceedings and to mediate all the disputes under procedures available through the Superior Court. To date, neither party has initiated mediation proceedings.

NOTE 17. - OTHER SUBSEQUENT EVENTS

      Sale of Certain Accounts Receivable - Subsequent December 31, 2003, the Company established a factoring line with a financial institution (the Purchaser). In connection with the factoring line of credit the Company adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         Pursuant to the provisions of SFAS 140, the Company reflects the factoring transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser, less .95% of the total invoice as a factoring fee for the first 10 days the invoice remains open. Every day the invoice remains unpaid greater than 10 days, the Company is required to pay an additional .09% per day. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 17. - OTHER SUBSEQUENT EVENTS - CONTINUED

      Line of Credit Note Agreement - Subsequent December 31, 2003, the Company and a customer entered into a subcontract agreement placed under a U.S. Government Prime Contract. According to the terms of the subcontract agreement, the customer is required to pay the Company on the outstanding invoices upon and to the extent of funding from the U.S. Government. Therefore, the customer has agreed to advance the Company money from time to time under the line of credit note agreement in the amount of the outstanding invoices due from the customer, but not to exceed $600,000. The advances bear interest at prime rate (as published in the New York Times) for the first 45 days the advance is outstanding. Interest after the first 45 days shall float at the prime rate plus 2%. The advances are secured by a security interest in current and future invoices and proceeds. Each advance is due and payable in full including all principal and accrued interest on the date that the invoice with respect to which the advance is made is paid. Any payments not made timely are assessed a 5% late fee.

         2005 Stock Option Plan - In March 2005 the Board of Directors authorized and approved a 2005 stock option plan. The plan authorizes the granting of options to purchase up to 4,000,000 shares of the Company's common stock. The plan shall terminate 10 years after the effective date of the plan. The stock option plan is subject to the approval of the shareholders of the Company.