Form 10QSB
period 2004-03-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         Commission File Number 0-21816

                               INFINITE GROUP INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              52-1490422
         ---------                                             -----------
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

                            595 Blossom Rd. Suite 309
                            -------------------------
                            Rochester, New York 14610
                           --------------------------
                     (Address of principal executive office)

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

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Balance Sheet - March 31, 2004 (Unaudited) and December 31, 2003     3

          Statements of Operations-(unaudited) for the three month periods
          ended March 31, 2004 and 2003                                        4

          Statements of Cash Flows-(unaudited) for the three month
          periods ended March 31, 2004 and 2003                                5

          Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                           12

  Item 3. Controls and Procedures                                             16

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   17

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         17

  Item 3. Defaults Upon Senior Securities                                     18

  Item 4. Submission of Matters to a Vote of Security Holders                 18

  Item 5. Other Information                                                   18

  Item 6. Exhibits                                                            18

SIGNATURES                                                                    19

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

                                                                      March 31,        December 31,
                                                                        2004              2003
---------------------------------------------------------------------------------------------------
ASSETS                                                              (Unaudited)
Current assets:
                                                                   $       30,706    $       16,515
   Restricted cash                                                         52,733            26,500
   Accounts receivable, net of allowance                                  554,198           165,830
   Other current assets                                                     9,108             1,060
   Assets held for sale                                                 2,853,758         2,919,154
   Assets of discontinued operations                                      866,893           870,287
                                                                   --------------    --------------
       Total current assets                                             4,367,396         3,999,346

Property and equipment, net                                                98,190            99,435
Other assets:
   Note receivable                                                         73,897            73,897
   Intangible assets, net                                                  59,735            62,918
                                                                   --------------    --------------
       Total other assets                                                 133,632           136,815
                                                                   --------------    --------------
Total assets                                                       $    4,599,218    $    4,235,596
                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
      Bank                                                                158,910           152,122
      Other                                                                30,000            30,000
      Related parties                                                       9,906             9,906
   Accounts payable                                                       678,914           613,712
   Accrued expenses                                                       444,830           359,804
   Current maturities of long-term obligations                          2,293,116         2,360,840
   Liabilities held for sale                                              862,460           781,847
   Liabilities of discontinued operations                                 963,248           933,349
                                                                   --------------    --------------
        Total current liabilities                                       5,441,384         5,241,580
                                                                   --------------    --------------

Long-term obligations
   Bank notes payable                                                      24,543            32,852
   Notes payable-related parties                                        1,158,124           887,124
   Accrued pension expense                                              2,186,982         2,190,214
                                                                   --------------    --------------
Total liabilities                                                       8,811,033         8,351,770
                                                                   --------------    --------------
Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares authorized;
      14,244,465 (10,624,465-2003) shares issued and outstanding           14,244            10,624
   Additional paid-in capital                                          28,203,890        28,026,510
   Common stock, 1,500,000 authorized, not issued                              --            75,000
   Accumulated deficit                                                (29,543,203)      (29,297,944)
   Accumulated other comprehensive loss                                (2,886,746)       (2,930,364)
                                                                   --------------    --------------
  Total stockholders' deficiency                                       (4,211,815)       (4,116,174)
                                                                   --------------    --------------

Total liabilities and stockholders' deficiency                     $    4,599,218    $    4,235,596
                                                                   ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                         2004          2003
------------------------------------------------------------------------------------------------
                                                                                    (As Restated)
Sales                                                               $    560,435    $      1,203
Cost of goods and services                                               359,986              --
                                                                    ------------    ------------
Gross profit                                                             200,449           1,203
                                                                    ------------    ------------
Costs and expenses:
   General and administrative                                            264,180         181,487
   Depreciation and amortization                                           6,606              --
   Selling                                                                   169              --
   Research and development
                                                                          68,646           1,932
                                                                    ------------    ------------
        Total costs and expenses                                         339,601         183,419
                                                                    ------------    ------------
Operating loss                                                          (139,152)       (182,216)
                                                                    ------------    ------------
Other income (expense):
   Interest expense-related parties                                      (17,088)         (1,356)
                                                                    ------------    ------------
   Total other income (expense)                                          (17,088)         (1,356)
                                                                    ------------    ------------
Loss from continuing operations before
   income tax expense                                                   (156,240)       (183,572)
Income tax expense                                                          (350)             --
                                                                    ------------    ------------
Loss from continuing operations                                         (156,590)       (183,572)
   Loss from discontinued operations                                     (88,669)       (227,551)
                                                                    ------------    ------------
 Net loss                                                           $   (245,259)   $   (411,123)
                                                                    ============    ============

Net loss per share basic and diluted:
   Loss from continuing operations                                  $       (.01)   $       (.03)
   Income (loss) from discontinued operations                               (.01)           (.03)
                                                                    ------------    ------------
    Net loss                                                        $       (.02)   $       (.06)
                                                                    ============    ============

 Weighted average number of shares outstanding: Basic and Diluted     12,987,762       6,314,077
                                                                    ============    ============

See notes to consolidated financial statement.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  --------------------------------
                                                                                       2004             2003
------------------------------------------------------------------------------------------------------------------
                                                                                                     (As Restated)
Operating activities:
  Net loss                                                                        $     (245,259)   $     (411,123)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Loss from discontinued operations                                                   88,669           227,551
      Depreciation and amortization                                                        6,606                --
      (Increase) decrease in:
              Accounts receivable, net                                                  (388,368)           (2,000)
              Other current assets                                                        (8,048)               --
      Increase (decrease) in:
              Accounts payable and accrued expenses                                      150,228            37,279
              Accrued pension obligations                                                 40,386            49,851
                                                                                  --------------    --------------
Net cash provide by (used in) operating activities of continuing operations             (355,786)          (98,442)
Net cash provided by (used in) operating activities of discontinued operations            92,223            85,689
                                                                                  --------------    --------------

Net cash provided (used in)  by operating activities                                    (263,563)          (12,753)
                                                                                  --------------    --------------
Investing activities:
      Increase in restricted funds for asset addition, net                               (26,233)          (17,691)
      Purchase of property and equipment                                                  (3,768)               --
                                                                                  --------------    --------------
Net cash provided by (used in) investing activities of continuing operations             (30,001)          (17,691)
Net cash provided by (used in) investing activities discontinued operations                   --           (32,268)
                                                                                  --------------    --------------
Net cash provided by (used in) investing activities                                      (30,001)          (49,959)
                                                                                  --------------    --------------
Financing activities:
  Net (repayments) borrowings of bank notes payable                                        6,788           (10,189)
  Proceeds from issuance of long-term obligations-related parties                        342,000           125,000
  Repayment of notes payable-related parties                                             (71,000)          (20,000)
  Repayment of long-term obligations                                                     (76,033)          (50,827)
  Proceeds from issuance of common stock, net of costs                                   106,000                --
                                                                                  --------------    --------------
Net cash provided by (used in) financing activities                                      307,755            43,984
                                                                                  --------------    --------------
Net increase (decrease) in cash                                                           14,191           (18,728)
Cash  - beginning of period                                                               16,515            20,870
                                                                                  --------------    --------------
Cash  - end of period                                                             $       30,706    $        2,142
                                                                                  ==============    ==============
Supplemental disclosure:
   Cash paid for:
      Interest                                                                    $         (536)   $           --
                                                                                  ==============    ==============
      Income taxes                                                                $         (350)   $           --
                                                                                  ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements-(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2004. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Goodwill in the amount of $88,769 at December 31, 2001, relates to the Laser Fare (LF) and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. In addition the goodwill relating to Laser Fare, amounting to $71,185 was written off at December 31, 2002. We have allocated its intangible assets to its reporting units. The remaining useful lives of the intangibles have been evaluated and no changes will be made.

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

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended March 31, 2003 have been restated to account for the discontinued operations of the Laser Group, which was sold as discussed below.

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

On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the year ended December 31, 2003, LF had loss from operations of approximately $417,000.

In accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP and LF have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets of discontinued operations and assets held for sale. The operating results for both segments are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.


      The following is a summary of financial position at March 31, 2004 and December 31, 2003 and results of operations for the three months ended at March 31, 2003 and March 31, 2004 for the disposed Photonics (IP), Plastics (O&W and
EP) and Laser Fare (LF).

                                                            March 31,       December 31,
Financial Position                                            2004              2003
                                                              ----              ----
Assets held for sale:
    Current assets                                       $      879,946    $      858,949
    Property and equipment                                    1,973,812         2,060,205
                                                         --------------    --------------

        Total assets held for sale                       $    2,853,758    $    2,919,154
                                                         ==============    ==============
Accounts payable and accrued
 expenses held for sale                                  $      862,460    $      781,847
                                                         ==============    ==============

Current assets and total assets of
 discontinued operations                                 $      866,893    $      870,287
                                                         ==============    ==============

Liabilities of discontinued operations:
    Accounts payable and accrued
     expenses                                            $      958,248    $      928,349
    Unsecured note payable                                        5,000             5,000
                                                         --------------    --------------
    Total liabilities of discontinued
     operations                                          $      963,248    $      933,349
                                                         ==============    ==============

                                                                 Three Months Ended
                                                                     March 31,
                                                                     ---------
Results of Operations                                         2004              2003
                                                         --------------    --------------

Revenue from discontinued operations                     $      670,510    $    1,545,472
                                                         ==============    ==============

Loss from discontinued operations                        $      (88,669)   $     (227,551)

Loss on disposal of discontinued
 operations                                                          --                --
                                                         --------------    --------------

Net loss from discontinued operations                    $      (88,669)   $     (227,551)
                                                         ==============    ==============

Certain other amounts in the 2003 financial statements have been reclassified to conform with the 2004 financial statement presentations.

Note 4. Stock Option Plans

      As of March 31, 2004 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 2,340,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

      A summary of all stock option activity for the three months ended March 31, 2004 is as follows:

                                                                            Weighted
                                        Number          Exercise             Average
                                      Of Options          Price           Exercise Price
                                   ---------------------------------------------------
Outstanding at December 31, 2003        1,687,575    $     .05-2.50   $            .16
                                                     ==============   ================

Options issued                             68,500    $      .01-.07   $            .04
                                                     ==============   ================

Options expired                           (21,129)   $   1.50-$2.50   $           1.30
                                   --------------    ==============   ================

Outstanding at March 31, 2004           1,734,946    $   .01-$ 2.50   $            .14
                                   ==============    ==============   ================

Exercisable at March 31, 2004           1,668,279    $    .01-$2.50   $            .14
                                   ==============    ==============   ================

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

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
Results of Operations                                         2004       2003
                                                              ----       ----

Net loss-as reported (000's)                              $   (245)   $   (411)

Total stock based employee compensation
    expense determined employee compensation
    expense determined under the fair value
    method for all awards (000's)                         $      7    $      7
                                                          --------    --------

Net Loss- pro forma (000's)                               $   (252)   $   (418)

Loss per share as reported                                $   (.02)   $   (.06)
                                                          ========    ========
Loss per share pro forma                                  $   (.02)   $   (.06)
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

A summary of selected consolidated information for the Company's industry segments during the periods ended March 31, 2004 and 2003, respectively, is set forth as follows.

=======================================================================================================
                                              Photonics                     IT Services
                                                Group       Laser Group        Group       Consolidated
=======================================================================================================
Three Months ended March 31, 2003
=======================================================================================================
Sales to unaffiliated customers            $         --    $         --    $      1,203    $      1,203
-------------------------------------------------------------------------------------------------------

Operating loss                             $         --    $         --    $   (182,216)   $   (182,216)
-------------------------------------------------------------------------------------------------------
Income (loss) from
discontinued operations                    $    (71,625)   $   (155,926)   $         --    $   (227,551)
=======================================================================================================

Three Months ended March 31, 2004
=======================================================================================================
Sales to unaffiliated customers                      --    $         --    $    560,435    $    560,435
-------------------------------------------------------------------------------------------------------
Operating loss                                       --    $         --    $   (139,152)   $   (139,152)
-------------------------------------------------------------------------------------------------------

(Loss) from
discontinued  operations                   $    (40,179)   $    (48,490)   $         --    $    (88,669)
=======================================================================================================

Note 6. Non-Cash Transactions

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                       Three Months Ended
                                                       ------------------
                                                           March 31,
                                                           ---------
                                                        2004        2003
                                                     ---------   ---------
Common stock authorized not issued, transferred
 to issued                                           $  75,000   $      --
                                                     =========   =========

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


As of March 31, 2003 and 2004, all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

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

The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000. On December 31, 2004, we sold the remaining assets of LF to Rolben Acquisition Corporation (Rolben), a company affiliated with LFI. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of LF and the delivery of promissory notes in the aggregate amount of approximately $2.1 million. Because certain required consents were not yet obtained at December 31, 2004, we remained obligated under several notes to UPS Capital Business Credit (UPS) and the Rhode Island Industrial Facilities Corporation (RIIFC) in the same amounts as the notes from Rolben. These notes were refinanced by the acquirer in June 2005 and we are therefore no longer obligated under the several notes.

During the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group. We provide business and technology integration and systems support to government clients. We focus on aligning business processes with technology for delivery of solutions meeting the client's exact needs.

Results of operations

Comparison of Three Months ended March 31, 2004 and 2003

      We commenced the operations of our IT Services Group in the second quarter of 2003. The following results include the operations of our IT Services Group beginning in 2003. The trends suggested by this table are not necessarily indicative of future operating results due to the start up nature of our IT Services Group.

                                                                    Three Months Ended March 31,
                                               ----------------------------------------------------------------

                                                          As a % of Net        2003      As a % of Net Increase
                                                  2004       Revenues      (As Restated)   Revenues   (Decrease)
                                                  ----       --------     ---------------  --------  ----------
Sales                                          $ 560,435      100.0 %     $   1,203        100.0%      46,486.4%
Cost of sales                                    359,986         64.2            --          0.0             --
                                               ----------------------     ----------------------      ---------
Gross profit                                     200,449         35.8         1,203        100.0       16,562.4
                                               ----------------------     ----------------------      ---------
General and administrative                       264,180         47.1       181,487     15,086.2           45.6
Depreciation and amortization                      6,606          1.2            --          0.0             --
Selling                                              169          0.0            --          0.0             --
Research and development                          68,646         12.2         1,932        160.6        3,453.1
                                               ----------------------     ----------------------      ---------
Total operating expenses                         339,601         60.6       183,419     15,246.8           85.2
                                               ----------------------     ----------------------      ---------
Operating loss                                  (139,152)       (24.8)     (182,216)   (15,146.8)         (23.6)
Other income (expense) and income taxes, net     (17,438)        (3.1)       (1,356)      (112.7)       1,186.0
                                               ----------------------     ----------------------      ---------
Loss from continuing operations                 (156,590)       (27.9)     (183,572)   (15,259.5)         (14.7)
Income (loss) from discontinued operations       (88,669)       (15.8)     (227,551)   (18,915.3)         (61.0)
                                               ----------------------     ----------------------      ---------
Net loss                                       $(245,259)       (43.8)%   $(411,123)   (34,174.8)%        (40.3)%
                                               ----------------------     ----------------------      ---------

Sales

Sales for the three months ended March 31, 2004 increased substantially by $559,232 to $560,435 as compared to net sales for the three months ended March 31, 2003 of $1,203. The increase was due to the start up of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. During 2003, we began to operate our new IT Services Group and its business base was still developing.


      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended March 31, 2004 was $359,986 or 64.2% of sales as compared to no cost of sales for the three months ended March 31, 2003. Gross profit was $200,449 or 35.8% of sales for the three months ended March 31, 2004 compared to $1,203 or 100% of sales for the three months ended March 31, 2003. Gross profit as a percent of sales in 2004 is based on a relatively low volume of sales and is not necessarily indicative of gross margins that we will earn as our sales grows. We expect that gross margin as a percent of sales may decrease as sales increases due to the competitive nature of our business.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2004 increased by $82,693 or 45.6% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. General and administrative expense for the three months ended March 31, 2004 was $264,180 or 47.1% of sales which represented an increase from $181,487 in 2003, which was increased during the startup of sales from our IT Services Group. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $40,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $6,606 for the three months ended March 31, 2004 compared to none for the three months ended March 31, 2003. This was due to establishing our new corporate headquarters in Rochester, New York in 2003 and the write off or disposition of assets in our former headquarters in Rhode Island. We began acquiring depreciable assets in the second quarter of 2003.

      Selling Expenses

For the three months ended March 31, 2004 we incurred selling expenses of $169 associated with growing business in our IT Services Group. We expect selling expenses to increase as we generate sales opportunities and grow our IT Services Group.

      Research and Development

For the three months ended March 31, 2004 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $68,646 of expense compared to $1,932 for the three months ended March 31, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.


      Income (Loss) From Operations

For the three months ended March 31, 2004 our operating loss was $139,152 loss compared to a loss from operations of $182,216 in the comparable period of 2003. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $200,449 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the three months ended March 31, 2004. Interest expense was $17,438 for the three months ended March 31, 2004 compared to $1,356 for the three months ended March 31, 2003, which was an increase of $16,082 for the periods due to an increase in borrowings from related parties.

      Loss from Discontinued Operations

We recorded a loss from discontinued operations of $88,669 for the three months ended March 31, 2004 compared to a loss of $227,551 for the three months ended March 31, 2003. The loss is the result of the Photonics Group which was reclassified as discontinued operations and a loss from discontinued operations was recorded.

      Net Income (Loss)

For the three months ended March 31, 2004, we recorded a loss from continuing operations of $156,590 or $(.01) per share and net loss of $245,259, or $(.02) per share. This compares to a net loss from continuing operations of $183,572 or $(.03) per share and a net loss of $411,123 or $(.06) per share (the difference of $(.03) per share is from discontinued operations) for the three months ended March 31, 2003. The reduction in loss is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

      Liquidity and Capital Resources

As of March 31, 2004 we had unrestricted cash of approximately $31,000, which is available for working capital and property and equipment acquisition.

At March 31, 2004 we had a working capital deficit of approximately $1,074,000 (approximately $2,969,000 after eliminating the assets and liabilities of our discontinued operations and assets and liabilities held for sale). Approximately $2,300,000 of this deficit is caused by bank loan covenant violations resulting in the classification of long term maturities as current liabilities.

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

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings.

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005. The jury returned a verdict and judgment in our favor in the amount of approximately $600,000. . We have filed a notice of appeal with respect to the damages portion of the verdict. On June 1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000 representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment in the matter becomes a final, non-appealable decision, or earlier upon the written agreement of all parties.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

For the three months ended March 31, 2004, we issued 2,120,000 restricted shares of common stock at $.05 per share in private placement transactions. In addition we issued 1,500,000 restricted shares of common stock to employees as compensation, which were valued at .05 per share.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.


Item 3.Defaults Upon Senior Securities.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of March 31, 2004 amounted to $767,547 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of March 31, 2004 amounted to $1,028,844 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of March 31, 2004 amounted to $485,000. Annual payments of principal were $40,000 for fiscal 2004 and increased by $5,000 annually through June 2012. Under the terms of this capital lease, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation was classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,281,391 at March 31, 2004.


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

                                  Infinite Group Inc.


                                  (Registrant)

Date    July 26, 2005             /s/ Michael S. Smith
                                  --------------------
                                  Chief Executive Officer


Date    July 26, 2005             /s/ Michael S. Smith
                                  --------------------
                                  Chief Financial Officer
                                  (Principal Financial Officer)