Form 10QSB
period 2004-06-30
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements

                     Balance Sheet - June 30, 2004 (unaudited)
                     and December 31, 2003                                    3

                     Statements of Operations-(unaudited) for the three
                     and six month periods ended June 30, 2004 and 2003       4

                     Statements of Cash Flows-(unaudited) for the six
                     month periods ended June 30, 2004 and 2003               5

                     Notes to Consolidated Financial Statements               6

           Item 2.   Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations                    14

           Item 3.   Controls and Procedures                                 20

PART II - OTHER INFORMATION

           Item 1.   Legal Proceedings                                       21

           Item 2.   Unregistered Sales of Equity
                     Securities and Use of Proceeds                          22

           Item 3.   Defaults Upon Senior Securities                         22

           Item 4.   Submission of Matters to a Vote of Security Holders     22

           Item 5.   Other Information                                       22

           Item 6.   Exhibits                                                23

SIGNATURES                                                                   23

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
                                                      June 30,      December 31,
                                                       2004            2003
--------------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets:
   Cash                                            $    129,379    $     16,515
   Restricted cash                                       14,321          26,500
   Accounts receivable, net of allowance                646,986         165,830
   Other current assets                                  17,157           1,060
   Assets held for sale                               2,832,563       2,919,154
   Assets of discontinued operations                    854,598         870,287
                                                   ------------    ------------
       Total current assets                           4,495,004       3,999,346

Property and equipment, net                             138,991          99,435

Other assets:
  Note receivable                                        73,897          73,897
  Intangible assets, net                                 56,552          62,918
                                                   ------------    ------------
         Total other assets                             130,449         136,815
                                                   ------------    ------------
Total assets                                       $  4,764,444    $  4,235,596
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
     Bank                                          $     98,192    $    152,122
     Other                                               30,000          30,000
     Related parties                                      9,906           9,906
   Accounts payable                                     553,738         613,712
   Accrued expenses                                     676,551         359,804
   Current maturities of long-term obligations        2,211,694       2,360,840
   Liabilities held for sale                            872,981         781,847
   Liabilities of discontinued operations               973,437         933,349
                                                   ------------    ------------
        Total current liabilities                     5,426,499       5,241,580

Long-term obligations
   Bank notes payable                                    68,533          32,852
   Notes payable-related parties                      1,162,124         887,124
   Accrued pension expense                            2,183,751       2,190,214
                                                   ------------    ------------
Total liabilities                                     8,840,907       8,351,770
                                                   ------------    ------------
Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000
    shares authorized; 15,386,965 (10,624,465-2003)
    shares issued and outstanding                        15,387          10,624
   Additional paid-in capital                        28,259,873      28,026,510
   Common stock, 1,500,000 authorized, not issued            --          75,000
   Accumulated deficit                              (29,508,595)    (29,297,944)
   Accumulated other comprehensive loss              (2,843,128)     (2,930,364)
                                                   ------------    ------------
 Total stockholders' deficiency                      (4,076,463)     (4,116,174)
                                                   ------------    ------------

Total liabilities and stockholders' deficiency     $  4,764,444    $  4,235,596
                                                   ============    ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                          Six Months Ended                Three Months Ended
                                                              June 30,                         June 30,
                                                     ----------------------------    ----------------------------
                                                        2004            2003             2004            2003
-----------------------------------------------------------------------------------------------------------------
                                                                     (As Restated)                  (As Restated)
Sales                                                $  1,829,823    $     91,984    $  1,269,388    $     90,781
Cost of goods and services                              1,193,950          59,251         833,965          59,251
                                                     ------------    ------------    ------------    ------------
Gross profit                                              635,873          32,733         435,423          31,530

Costs and expenses:
   General and administrative                             574,954         511,554         310,775         330,066
   Depreciation and amortization                           12,517              --           5,911              --
   Selling                                                  4,364           5,079           4,195           5,079
   Research and development                               142,955          26,554          74,309          24,622
                                                     ------------    ------------    ------------    ------------
        Total costs and expenses                          734,790         543,187         395,190         359,767
                                                     ------------    ------------    ------------    ------------

Operating income  (loss)                                  (98,917)       (510,454)         40,233        (328,237)

Other expense:
   Interest expense-related parties                       (36,653)         (4,381)        (19,565)         (3,024)
                                                     ------------    ------------    ------------    ------------
       Total other expense                                (36,653)         (4,381)        (19,565)         (3,024)
                                                     ------------    ------------    ------------    ------------

Income (loss) from continuing operations before
         income tax expense                              (135,570)       (514,835)         20,668        (331,261)
Income tax expense                                           (350)             --              --              --
                                                     ------------    ------------    ------------    ------------

Income (loss) from continuing operations                 (135,920)       (514,835)         20,668        (331,261)
Income (loss) from discontinued operations
        (Including $11,243 gain on disposal in the
        three and six months ended June 30, 2003)         (74,731)        315,216          13,938         542,767
                                                     ------------    ------------    ------------    ------------
   Net income (loss)                                 $   (210,651)   $   (199,619)   $     34,606    $    211,506
                                                     ============    ============    ============    ============

Net income (loss) per share-basic:
 Income (loss) from continuing operations            $       (.01)   $       (.08)   $        .00    $       (.05)
 Income (loss) from discontinued operations                  (.01)            .05             .00             .08
                                                     ------------    ------------    ------------    ------------
   Net income (loss)                                 $       (.02)   $       (.03)   $        .00    $        .03
                                                     ============    ============    ============    ============

Net income (loss) per share-diluted:
Income (loss) from  continuing operations            $       (.01)   $       (.07)   $        .00    $       (.04)

Income (loss) from discontinued operations                   (.01)            .04             .00             .07
                                                     ------------    ------------    ------------    ------------
  Net income (loss)                                  $       (.02)   $       (.03)   $        .00    $        .03
                                                     ============    ============    ============    ============

 Weighted average number of shares outstanding:
      Basic                                            13,692,968       6,724,022      13,769,822       7,129,162
                                                     ============    ============    ============    ============
      Diluted                                          13,692,968       7,152,593      14,807,219       7,558,033
                                                     ============    ============    ============    ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                              -----------------------
                                                                                                 2004         2003
---------------------------------------------------------------------------------------------------------------------
                                                                                                         (As Restated)
Operating activities:
  Net loss                                                                                    $(210,651)   $(199,619)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income)loss from discontinued operations                                                        74,731     (315,216)
      Depreciation and amortization                                                              12,517           --
      Stock based compensation                                                                       --       25,000
 (Increase) decrease in:
         Accounts receivable, net                                                              (481,156)     (94,281)
         Other current assets                                                                   (16,097)         (30)
 Increase (decrease) in:
       Accounts payable and accrued expenses                                                    256,773      171,107
       Accrued pension obligations                                                               80,773       99,702
                                                                                              ---------    ---------
Net cash provided by (used in) operating activities of continuing operations                   (283,110)    (313,337)
Net cash provided by (used in) operating activities of discontinued operations                  161,952      126,919
                                                                                              ---------    ---------

Net cash provided by (used in) operating activities                                            (121,158)    (186,418)
                                                                                              ---------    ---------

Investing activities:
    Decrease in restricted funds for asset addition, net                                         12,179       18,074
    Purchase of property and equipment                                                           (3,768)        (105)
                                                                                              ---------    ---------

Net cash provided by (used in) investing activities of continuing operations                      8,411       17,969
Net cash provided by (used in) investing activities of discontinued operations                       --      (39,621)
                                                                                              ---------    ---------

Net cash provided by (used in) investing activities                                               8,411      (21,652)
                                                                                              ---------    ---------


Financing activities:
   Net (repayments) borrowings of bank notes payable                                            (53,930)     (18,925)
   Proceeds from issuance of long-term obligations-related parties                              463,000      240,000
   Repayment of notes payable-related parties                                                  (188,000)     (20,000)
   Repayments of long-term obligations                                                         (158,585)    (111,733)
   Proceeds from issuance of common stock, net of costs                                         163,126      100,000
                                                                                              ---------    ---------
Net cash provided by (used in) financing activities                                             225,611      189,342
                                                                                              ---------    ---------
Net increase (decrease) in cash                                                                 112,864      (18,728)
Cash - beginning of period                                                                       16,515       20,870
                                                                                              ---------    ---------
Cash  - end of period                                                                         $ 129,379    $   2,142
                                                                                              =========    =========

Supplemental disclosure:
   Cash paid for:
       Interest                                                                               $  (7,057)   $      --
                                                                                              =========    =========
       Income taxes                                                                           $    (350)   $      --
                                                                                              =========    =========

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2003 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the six months period ended June 30, 2004 are not necessarily indicative of the operating results to be attained in the year ended December 31, 2004. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

We adopted the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. Goodwill in the amount of $88,769 at December 31, 2001, relates to the Laser Fare and Mound subsidiaries. Subsequent to December 31, 2001, the assets of Mound were disposed of and operations were ceased, resulting in the write-down of goodwill amounting to $17,584. In addition the goodwill relating to Laser Fare amounting to $71,185 was written off at December 31, 2002. We have allocated its intangible assets to its reporting units. The remaining useful lives of the intangibles have been evaluated and no changes will be made.

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

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended June 30, 2004 have been restated to account for the discontinued operations of the Laser Group, which was sold as discussed below.

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

The following is a summary of financial position at June 30, 2004 and December 31, 2003 and results of operations for the three and six months ended June 30, 2004 and 2003 for the disposed Photonics (IP), Plastics (O&W and EP) and Laser
(LF) segments:
                                           June 30,    December 31,
Financial Position                           2004         2003
                                          ----------   ----------

Assets held for sale:
     Current assets                       $  939,905   $  858,949
     Property and equipment               $1,892,658   $2,060,205
                                          ----------   ----------

          Total assets held for sale      $2,832,563   $2,919,154
                                          ==========   ==========

Accounts payable and accrued
 expenses held for sale                   $  872,981   $  781,847
                                          ==========   ==========

Current assets and total assets of
 discontinued operations                  $  854,598   $  870,287
                                          ==========   ==========

Liabilities of discontinued operations:
     Accounts payable and accrued
      expenses                            $  968,437   $  928,349
     Unsecured note payable               $    5,000   $    5,000
                                          ----------   ----------

     Total liabilities of discontinued
      operations                          $  973,437   $  933,349
                                          ==========   ==========


                                             Three Months Ended
                                                 June 30,
                                          -----------------------
Results of Operations                        2004        2003
                                          ----------   ----------

Revenue from discontinued operations      $  821,648   $2,046,688
                                          ==========   ==========

Income from discontinued operations       $   13,938   $  531,524

Gain on disposal of discontinued
 operations                               $       --   $   11,243
                                          ----------   ----------

Net income from discontinued operations   $   13,938   $  542,767
                                          ==========   ==========

                                              Six Months Ended
                                                  June 30,
                                          -----------------------
Results of Operations                        2004         2003
                                          ----------   ----------

Revenue from discontinued operations      $1,492,158   $3,592,160
                                          ==========   ==========

Income (loss) from
 discontinued operations                  $  (74,731)  $  303,973

Gain on disposal of discontinued
 operations                               $       --   $   11,243
                                          ----------   ----------

Net income (loss) from
 discontinued operations                  $  (74,731)  $  315,216
                                          ==========   ==========

Certain other amounts in the 2003 financial statements have been reclassified to conform with the 2004 financial statements.


Note 4. Stock Option Plan

      As of June 30, 2004 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to approximately 2,314,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

      A summary of all stock option activity for the six months ended June 30, 2004 is as follows:

                                                                                                       Weighted
                                                         Number                Exercise                Average
                                                       Of Options               Price               Exercise Price
                                                   ---------------------------------------------------------------
Outstanding at December 31, 2003                       1,687,575            $ .05 - $2.50               $ .16
                                                                            =============               =====

Options issued                                          138,500               $ .01-.14                 $ .07
                                                                              =========                 =====

Options expired                                         (21,129)            $ 1.50 - $2.50              $ 1.30
                                                        --------            ==============              ======

Outstanding at June 30, 2004                           1,804,946             $ .01 -$2.50               $ .14
                                                       =========             ============               =====

Exercisable at June 30, 2004                           1,738,279            $ .01 -$ 2.50               $ .14
                                                       =========            =============               =====

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

                                                       Three Months Ended
                                                             June 30,
                                                    ---------------------------
Results of Operations                                 2004              2003
                                                    ---------        ----------

Net income-as reported (000's)                      $     35         $      212
Total stock based employee compensation
      expense determined employee compensation
      expense determined under the fair value
      method for all awards (000's)                 $      8         $       69
                                                    ---------        ----------

Net income- pro forma (000's)                       $      27        $      143
                                                    =========        ==========


Income per share as reported-basic and diluted      $     .00        $       03
                                                    =========        ==========
Income per share pro forma-basic and diluted        $     .00        $      .02
                                                    =========        ==========


                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
Results of Operations                                 2004              2003
                                                    ---------         ---------

Net loss-as reported (000's)                        $    (211)        $    (200)

Total stock based employee compensation
      expense determined employee compensation
      expense determined under the fair value
      method for all awards (000's)                 $      15         $      76
                                                    ---------         ---------

Net Loss- pro forma (000's)                         $    (226)        $    (276)
                                                    ==========        =========

Loss per share as reported-basic and diluted        $    (.02)        $    (.03)
                                                    ==========        =========
Loss per share pro forma-basic and diluted          $    (.02)        $    (.04)
                                                    ==========        =========

Note  5.  Business Segments

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

All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown. A summary of selected consolidated information for the Company's industry segments during the periods ended June 30, 2004 and 2003, respectively, is set forth as follows.

                           Plastics    Photonics       Laser       IT Services    Unallocated
                            Group        Group         Group          Group       Corporate    Consolidated
-----------------------------------------------------------------------------------------------------------
Three Months ended
June 30, 2003

Sales to unaffiliated
customers                 $      --   $        --    $        --   $    90,781    $       --   $    90,781

Operating (loss)          $      --   $        --    $        --   $  (328,237)   $       --   $  (328,237)

Income (loss) from
discontinued operations   $      --   $   516,135    $    26,632   $        --    $       --   $   542,767

Three Months ended
June 30, 2004

Sales to unaffiliated     $      --   $        --    $        --   $ 1,269,388    $       --   $ 1,269,388
customers

Operating income          $      --   $        --    $        --   $    40,233    $       --   $    40,233

Income (loss) from        $      --   $   (19,752)   $    33,690   $        --    $       --   $    13,938
discontinued operations

                           Plastics    Photonics       Laser       IT Services    Unallocated
                            Group        Group         Group          Group       Corporate    Consolidated
-----------------------------------------------------------------------------------------------------------
Six Months
ended June 30, 2003

Sales to unaffiliated     $      --   $        --    $        --   $    91,984    $       --   $    91,984
customers

Operating loss            $      --   $        --    $        --   $  (510,454)   $       --   $  (510,454)

Income (loss) from        $      --   $   444,509    $  (129,293)  $        --    $       --   $   315,216
discontinued operations

Six Months
ended June 30, 2004

Sales to unaffiliated     $      --   $        --    $        --   $ 1,829,823    $       --   $ 1,829,823
customers

Operating loss            $      --   $        --    $        --   $   (98,917)   $       --   $   (98,917)

Income (loss) from        $      --   $   (59,930)   $   (14,801)  $        --    $       --   $   (74,731)
discontinued operations

Note 6.  Supplemental Cash Flow Information-

           Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                        2004         2003
                                                    ------------  -----------
Common stock authorized not issued, transferred
 to issued                                          $    75,000   $        --
                                                    ===========   ===========

Purchase of vehicle through long-term obligations   $    45,120   $       --
                                                    ===========   ===========

Conversion of legal fees outstanding to common
 stock                                              $        --   $    48,000
                                                    ===========   ===========

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

      The following table sets forth the computation of basic and diluted earnings per share as of:

                                                   Three Months Three Months
                                                      Ended         Ended
                                                  June 30, 2004 June 30, 2003
                                                   -----------   -----------
Numerator:
  Income (loss) available to common stockholders
   from continuing operations                      $    20,668   $  (331,261)
                                                   ===========   ===========

  Weighted average shares outstanding               13,769,822     7,129,462
                                                   ===========   ===========

Denominator for diluted income per share:
  Weighted average shares outstanding               13,769,822     7,129,462
  Common stock options and stock warrants            1,037,397       428,871
                                                   -----------   -----------
  Weighted average shares and conversions           14,807,219     7,558,033
                                                   ===========   ===========

      For the six months ended June 30, 2004 and 2003 all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

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

Results of operations

Comparison of Three Months ended June 30, 2004 and 2003

      We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our IT Services Group beginning in 2003. The trends suggested by this table are not necessarily indicative of future operating results due to the startup nature of our IT Services Group.

                                                                             Three Months Ended June 30,
                                            ---------------------------------------------------------------------------------------
                                                                As a % of Net            2003          As a % of Net    Increase
                                                  2004            Revenues           (As Restated)       Revenues      (Decrease)
                                                  ----            --------          --------------       --------      ----------

Sales                                                $ 1,269,388    100.0 %                  $ 90,781       100.0 %        1,298.3 %
Cost of sales                                            833,965     65.7                      59,251        65.3          1,307.5
                                            ------------------------------        --------------------------------    -------------
Gross profit                                             435,423     34.3                      31,530        34.7          1,281.0
                                            ------------------------------        --------------------------------    -------------
General and administrative                               310,775     24.5                     330,066       363.6             (5.8)
Depreciation and amortization                              5,911      0.5                           -         0.0                -
Selling                                                    4,195      0.3                       5,079         5.6            (17.4)
Research and development                                  74,309      5.9                      24,622        27.1            201.8
                                            ------------------------------        --------------------------------    -------------
Total operating expenses                                 395,190     31.1                     359,767       396.3              9.8
                                            ------------------------------        --------------------------------    -------------
Operating income( loss)                                   40,233      3.2                    (328,237)     (361.6)          (112.3)
Other income (expense) and income taxes, net             (19,565)    (1.5)                     (3,024)       (3.3)           547.0
                                            ------------------------------        --------------------------------    -------------
Income (loss) from continuing operations                  20,668      1.6                    (331,261)     (364.9)          (106.2)
Income  from discontinued operations                      13,938      1.1                     542,767       597.9            (97.4)
                                            ------------------------------        --------------------------------    -------------
Net income                                              $ 34,606      2.7 %                 $ 211,506       233.0 %          (83.6)%
                                            ==============================        ================================    =============

      Sales

Sales for the three months ended June 30, 2004 were $1,269,388 which was a substantial increase of $1,178,607 as compared to sales for the three months ended June 30, 2003 of $90,781. The increase was due to the start up nature of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. During 2003, we operated our new IT Services Group for approximately two quarters and its business base was still developing.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended June 30, 2004 was $833,965 or 65.7% of sales as compared to $59,251 or 65.3% of sales for the three months ended June 30, 2003. Gross profit was $435,423 or 34.3% of sales for the three months ended June 30, 2004 compared to $31,530 or 34.7% of sales from the three months ended June 30, 2003. Gross profit as a percent of sales is not necessarily indicative of gross margins that we will earn as our sales grows. We expect that gross margins as a percent of sales may decrease as sales increases due to the competitive nature of our business.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended June 30, 2004 were $310,775 which was similar as compared to $330,066 for the three months ended June 30, 2003. As a percentage of sales, general and administrative expense was 24.5 % for the three months ended June 30, 2004 which represented expense from operations of our IT Services Group. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $40,000 and $50,000 for the three months ended June 30, 2004 and 2003, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $5,911 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This was due to establishing our new corporate headquarters in Rochester, New York in 2003 and the write off or disposition of assets in our former headquarters in Rhode Island. We began acquiring depreciable assets in the second quarter of 2003.

      Selling Expenses

For the three months ended June 30, 2004 we incurred selling expenses of $4,195 associated with growing business in our IT Services Group as compared to $5,079 for the three months ended June 30, 2003. We expect selling expenses to increase as we generate sales opportunities and grow our IT Services Group.

      Research and Development

For the three months ended June 30, 2004 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $74,309 of expense compared to $24,622 for the three months ended June 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Income (Loss) From Operations

For the three months ended June 30, 2004 our operating income was $40,233 compared to a $(328,237) loss from operations in the comparable period of 2003. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $435,423 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the three months ended June 30, 2004. Interest expense was $19,565 for the three months ended June 30, 2004 compared to $3,024 for the three months ended June 30, 2003, which was an increase of $16,542. The increase was due to borrowings from related parties to fund the initial startup and development of the IT Services Group.

      Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $13,938 for the three months ended June 30, 2004 compared to income of $542,767 for the three months ended June 30, 2003. The income is the result of the Photonics Group which was reclassified as discontinued operations and was a result of the terminated DARPA contract and satisfying liabilities for less than the full carrying values.

      Net Income (Loss)

For the three months ended June 30, 2004, we recorded income from continuing operations of $20,668, and net income of $34,606. This compares to a net loss from continuing operations of $331,261 or $(.05) per share and a net income of $211,506, or $.03 per share (the difference of $.08 per share is from discontinued operations) for the three months ended June 30, 2003. The improvement in profitability is attributable to growth of sales and gross profit from our new IT Services Group which in 2004 allowed us to fund our research and development, general and administrative, and interest expenses. Sales for the 2003 period of $90,781 resulted from the start up of the IT Services Group and were not sufficient to generate profitability. The gain from discontinued operations for the three months ended June 30, 2003 was realized from the close down of the DARPA contract of the Photonics Group.

      Comparison of Six Months ended June 30, 2004 and 2003

The following table compares our statement of operations data for the first six months of 2004 and 2003. We commenced the operations of our IT Services Group in the second quarter of 2003. The following results include the operations of our IT Services Group beginning in 2003. The trends suggested by this table are not indicative of future operating results due to the termination of the DARPA contract and our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                      Three Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                   As a % of Net          2003          As a % of Net     Increase
                                                           2004      Revenues         (As Restated)       Revenues       (Decrease)
                                                           ----      --------        --------------       --------       ----------
Sales                                                  $ 1,829,823    100.0 %                $ 91,984       100.0 %        1,889.3 %
Cost of sales                                            1,193,950     65.2                    59,251        64.4          1,915.1
                                              ------------------------------      --------------------------------    -------------
Gross profit                                               635,873     34.8                    32,733        35.6          1,842.6
                                              ------------------------------      --------------------------------    -------------
General and administrative                                 574,954     31.4                   511,554       556.1             12.4
Depreciation and amortization                               12,517      0.7                         -         0.0                -
Selling                                                      4,364      0.2                     5,079         5.5            (14.1)
Research and development                                   142,955      7.8                    26,554        28.9            438.4
                                              ------------------------------      --------------------------------    -------------
Total operating expenses                                   734,790     40.2                   543,187       590.5             35.3
                                              ------------------------------      --------------------------------    -------------
Operating loss                                             (98,917)    (5.4)                 (510,454)     (554.9)           (80.6)
Other income (expense) and income taxes, net               (37,003)    (2.0)                   (4,381)       (4.8)           744.6
                                              ------------------------------      --------------------------------    -------------
Loss from continuing operations                           (135,920)    (7.4)                 (514,835)     (559.7)           (73.6)
Income (loss) from discontinued operations                 (74,731)    (4.1)                  315,216       342.7           (123.7)
                                              ------------------------------      --------------------------------    -------------
Net loss                                                $ (210,651)   (11.5)%              $ (199,619)     (217.0)%            5.5 %
                                              ==============================      ================================    =============

      Sales

Sales for the six months ended June 30, 2004 increased substantially by $1,737,839 to $1,829,823 as compared to sales for the six months ended June 30, 2003 of $91,984. The increase was due to the start up of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. During 2004 we were in full operation of our IT Services Group. We also secured new contracts in 2004.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the six months ended June 30, 2004 was $1,193,950 or 65.2% of sales as compared to $59,251 or 64.4% of sales for the six months ended June 30, 2003. Gross profit was $635,873 or 34.8% of sales for the six months ended June 30, 2004 compared to $32,733 or 35.6% of sales for the six months ended June 30, 2003. We anticipate that gross profit margins may decline as new contracts originate and our sales grow due to the competitive nature of this business.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2004 increased by $63,400 or 12.4% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. As a percentage of sales, general and administrative expense was 31.4% for the six months ended June 30, 2004. This relates to the operation of our IT Services Group. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $80,000 and $100,000 for the six months ended June 30, 2004 and 2003, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $12,517 for the six months ended June 30, 2004. This was due to establishing our new corporate headquarters in Rochester, New York in 2003 and the write off or disposition of assets in our former headquarters in Rhode Island. We began acquiring depreciable assets in the second quarter of 2003. Beginning in the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru(TM) products.

        Selling Expenses

For the six months ended June 30, 2004 we incurred selling expenses of $4,364 associated with growing business in our IT Services Group compared to $5,079 for the six months ended June 30, 2003. We expect that selling expenses will increase in the future as we develop new contract opportunities. A portion of the effort to develop new business for 2004 and 2003 is included in general and administrative expense since certain members of management also devote their a portion of their time to developing new revenue opportunities and contracts.

      Research and Development

For the six months ended June 30, 2004 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $142,955 of expense compared to $26,554 for the six months ended June 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Income (loss) From Operations

For the six months ended June 30, 2004 our operating loss was $98,917 compared to a $510,454 loss from operations in the comparable period of 2003. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $635,873 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the six months ended June 30, 2004. Interest expense was $36,653 for the six months ended June 30, 2004 compared to $4,381 for the six months ended June 30, 2003. The increase was due to borrowings from related parties to fund the initial startup and development of the IT Services Group.

      Income (loss) from Discontinued Operations

We recorded a loss from discontinued operations of $74,731 for the six months ended June 30, 2004 compared to income of $315,216 for the six months ended June 30, 2003. These results are from the Photonics Group which was reclassified as discontinued operations and are results of closing down the terminated DARPA contract and in 2003 the gain resulted from satisfying liabilities for less than full carrying values.

      Net Income (Loss)

For the six months ended June 30, 2004, we recorded a loss from continuing operations of $135,920, or $(.01) per share and net loss of $210,651 or $(.02) per share. This compares to a net loss from continuing operations of $514,835 or $(.08) per share and a net loss of $199,619 or $(.03) per share (the difference of $.05 per share is from discontinued operations) for the six months ended June 30, 2003. The improvement in profitability is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

      Liquidity and Capital Resources

As of June 30, 2004 we had unrestricted cash of $129,379, which is available for working capital and property and equipment acquisitions.

At June 30, 2004 we had a working capital deficit of approximately $931,000 (approximately $2,772,000 after eliminating the assets and liabilities of our discontinued operations and assets and liabilities held for sale). Approximately $2,200,000 of this deficit is caused by bank loan covenant violations resulting in the classification of long term maturities as current liabilities.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

For the three and six months ended June 30, 2004, we issued 400,000 and 2,520,000 restricted shares of common stock at $.05 per share in private placement transactions, respectively. In addition we issued 742,500 restricted common shares in June 2004 to satisfy liabilities. We also issued 1,500,000 restricted common shares in January 2004 as employee compensation. These shares were valued at $.05 per share.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 3.    Defaults Upon Senior Securities.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of June 30, 2004 amounted to $744,441 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of June 30, 2004 amounted to $1,010,527 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of June 30, 2004 amounted to $445,000. Annual payments of principal were $40,000 for fiscal 2004 and increased by $5,000 annually through June 2012. Under the terms of this capital lease, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation was classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,199,969 at June 30, 2004.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6. Exhibits.

a. Exhibits:

Exhibit No.       Description
-----------       -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Infinite Group Inc.
                                                 (Registrant)

Date July 26, 2005                               /s/ Michael S. Smith
                                                 -------------------------
                                                 Chief Executive Officer

Date July 26, 2005
                                                 /s/ Michael S. Smith
                                                 --------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)