Form 10QSB
period 2004-09-30
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                         Commission File Number 0-21816

                               INFINITE GROUP INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  52-1490422
               --------                                  ----------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

                            595 Blossom Rd. Suite 309
                            -------------------------
                            Rochester, New York 14610
                            -------------------------
                     (Address of principal executive office)

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

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Balance Sheet - September 30, 2004 (unaudited) and
          December 31, 2003                                                    3
          Statements of Operations (unaudited) for the three and nine
          month periods ended September 30, 2004 and 2003                      4

          Statements of Cash Flows (unaudited) for the nine month
          periods ended September 30, 2004 and 2003                            5

          Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                                13

  Item 3. Controls and Procedures                                             20

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  21

  Item 2. Unregistered Sales of Equity Securities and
          Use of Proceeds                                                     22

  Item 3. Defaults Upon Senior Securities                                     22

  Item 4. Submission of Matters to a Vote of Security Holders                 22

  Item 5. Other Information                                                   22

  Item 6. Exhibits                                                            23

SIGNATURES                                                                    23

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

                                                                    September 30,     December 31,
                                                                        2004              2003
---------------------------------------------------------------------------------------------------
ASSETS                                                              (Unaudited)

Current assets:
   Cash                                                            $       54,587    $       16,515
   Restricted cash                                                         34,265            26,500
   Accounts receivable, net of allowance                                1,017,801           165,830
   Other current assets                                                    25,144             1,060
   Assets held for sale                                                 2,650,125         2,919,154
   Assets of discontinued operations                                      791,587           870,287
                                                                   --------------    --------------
       Total current assets                                             4,573,509         3,999,346

Property and equipment, net                                               190,230            99,435

Other assets:
  Note receivable                                                          73,897            73,897
  Intangible assets, net                                                   53,369            62,918
                                                                   --------------    --------------
  Total other assets                                                      127,266           136,815
                                                                   --------------    --------------
  Total assets                                                     $    4,891,005    $    4,235,596
                                                                   ==============    ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
     Bank                                                                  74,392           152,122
     Other                                                                 30,000            30,000
      Related parties                                                       9,906             9,906
   Accounts payable                                                       552,910           613,712
   Accrued expenses                                                       659,888           359,804
   Current maturities of long-term obligations                          2,169,687         2,360,840
   Liabilities held for sale                                              742,059           781,847
   Liabilities of discontinued operations                                 958,710           933,349
                                                                   --------------    --------------
       Total current liabilities                                        5,197,552         5,241,580

Long-term obligations
   Bank notes payable                                                      67,182            32,852
   Notes payable-related parties                                        1,145,124           887,124
   Accrued pension expense                                              2,180,520         2,190,214
                                                                   --------------    --------------
   Total liabilities                                                    8,590,378         8,351,770
                                                                   --------------    --------------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares authorized;
     17,411,965 (10,624,465-2003) shares issued and outstanding            17,412            10,624
   Additional paid-in capital                                          28,360,348        28,026,510
   Common  stock, 1,500,000 authorized, not issued                             --            75,000
   Accumulated deficit                                                (29,277,623)      (29,297,944)
   Accumulated other comprehensive loss                                (2,799,510)       (2,930,364)
                                                                   --------------    --------------
   Total stockholders' deficiency                                      (3,699,373)       (4,116,174)
                                                                   --------------    --------------
Total liabilities and stockholders' deficiency                     $    4,891,005    $    4,235,596
                                                                   ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                                        Nine Months Ended               Three Months Ended
                                                                          September 30,                    September 30,
                                                                  ------------------------------------------------------------
                                                                      2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                  (As Restated)                   (As Restated)

Sales                                                             $  3,840,603    $    488,877    $  2,010,780    $    396,893
Cost of goods and services                                           2,579,607         292,645       1,385,657         233,394
                                                                  ------------    ------------    ------------    ------------
Gross profit                                                         1,260,996         196,232         625,123         163,499


Costs and expenses:
   General and administrative                                          854,043         749,772         279,088         238,219
   Depreciation and amortization                                        19,875           2,994           7,358           2,994
   Selling                                                               4,364          24,366              --          19,287
   Research and development                                            214,486          80,764          71,531          54,210
                                                                  ------------    ------------    ------------    ------------
       Total costs and expenses                                      1,092,768         857,896         357,977         314,710
                                                                  ------------    ------------    ------------    ------------

Operating income (loss)                                                168,228        (661,664)        267,146        (151,211)

Other expense:
   Interest expense-related parties                                    (57,187)        (23,740)        (20,534)        (19,359)
                                                                  ------------    ------------    ------------    ------------
       Total other expense                                             (57,187)        (23,740)        (20,534)        (19,359)
                                                                  ------------    ------------    ------------    ------------

Income (loss)  from continuing operations
       before income tax expense                                       111,041        (685,404)        246,612        (170,570)
Income tax expense
                                                                          (350)             --              --              --
                                                                  ------------    ------------    ------------    ------------
Income (loss) from continuing operations                               110,691        (685,404)        246,612        (170,570)
Income (loss) from discontinued operations
       (Including $11,243 gain on disposal in the nine
       months ended September 30, 2003)                                (90,370)         23,454         (15,640)       (291,761)
                                                                  ------------    ------------    ------------    ------------
   Net income (loss)                                              $     20,321    $   (661,950)   $    230,972    $   (462,331)
                                                                  ============    ============    ============    ============

Net income (loss) per share-basic:
   Income (loss) from continuing operations                       $        .01    $       (.09)   $        .02    $       (.02)
   Income (loss) from discontinued operations                             (.01)            .00             .00            (.04)
                                                                  ------------    ------------    ------------    ------------
   Net income (loss)                                              $        .00    $       (.09)   $        .02    $       (.06)
                                                                  ============    ============    ============    ============

Net income (loss) per share-diluted:
   Income (loss) from continuing operations                       $        .01    $       (.08)   $        .02    $       (.02)
   Income (loss) from discontinued operations                             (.01)            .00             .00            (.04)
                                                                  ------------    ------------    ------------    ------------
   Net income (loss)                                              $        .00    $       (.08)   $        .02    $       (.06)
                                                                  ============    ============    ============    ============

Weighted average number of shares outstanding:
             Basic                                                  14,321,335       7,668,934      14,439,201       7,687,729
                                                                  ============    ============    ============    ============
             Diluted                                                15,279,074       7,918,934      15,635,062       7,687,729
                                                                  ============    ============    ============    ============




See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                            2004              2003
---------------------------------------------------------------------------------------------------------------------
                                                                                                        (As Restated)
                                                                                        ------------     ------------
Operating activities:
   Net Income (loss)                                                                    $     20,321     $   (661,950)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Income (loss) from discontinued operations                                              90,370          (23,454)
      Depreciation and amortization                                                           19,875            2,994
      Stock Based Compensation                                                                    --           50,000
      (Increase) decrease in:
         Accounts receivable, net                                                           (851,971)        (415,323)
         Prepaid expenses and other current assets                                           (24,084)          (2,336)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                239,283          248,822
        Accrued pension obligations                                                          121,160          149,552
                                                                                        ------------     ------------
Net cash provided by (used in) operating activities of continuing operations                (385,046)        (651,695)
Net cash provided by (used in)  operating activities of discontinued operations              247,703          247,429
                                                                                        ------------     ------------
Net cash provided by (used in) operating activities                                         (137,343)        (404,266)
                                                                                        ------------     ------------
Investing activities:
   Increase in restricted funds for asset addition, net                                       (7,765)            (389)
   Purchase of property and equipment                                                        (60,772)         (12,023)
   Payments for intangibles                                                                       --          (12,000)
                                                                                        ------------     ------------
Net cash provided by (used in) investing activities of continuing operations                 (68,537)         (24,412)
Net cash provided by (used in) investing activities of discontinued operations                    --          (75,724)
                                                                                        ------------     ------------
Net cash provided by (used in) investing activities                                          (68,537)        (100,136)
                                                                                        ------------     ------------
Financing activities:
   Net (repayments) borrowings of bank notes payable                                         (77,730)         (51,034)
   Proceeds from the issuance of notes payable-related parties                                    --          165,000
   Proceeds from issuance of long-term obligations- related parties                          463,000          613,324
   Repayments of note payable-related parties                                               (205,000)              --
   Repayment of  long-term obligations                                                      (201,944)        (351,616)
   Proceeds from issuance of common stock, net of costs                                      265,626          110,000
                                                                                        ------------     ------------
Net cash provided by (used in) financing activities                                          243,952          485,674
                                                                                        ------------     ------------
Net increase (decrease) in cash                                                               38,072          (18,728)
Cash - beginning of period                                                                    16,515           20,870
                                                                                        ------------     ------------
Cash - end of period                                                                    $     54,587     $      2,142
                                                                                        ============     ============
Supplemental disclosure:
   Cash paid for:
      Interest                                                                          $    (13,951)    $         --
                                                                                        ============     ============
      Income taxes                                                                      $       (350)    $         --
                                                                                        ============     ============

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2003 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the nine month period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2004. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the related.

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

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended September 30, 2004 have been restated to account for the discontinued operations of the Laser Group, which was sold as discussed below.

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property and equipment were impaired, and consequently recorded an impairment loss in the fourth quarter of 2002 of approximately $468,000 and $148,000, which was included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

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

The following is a summary of financial position and results of operations at September 30, 2004 and December 31, 2003 and results of operations for the three and nine months ended September 30, 2004 and 2003 for the disposed Photonics
(IP), Plastics (O&W and EP), and Laser (LF) segments:

                                                 September 30,       December 31,
Financial Position                                   2004                2003
                                                 --------------    --------------
Assets held for sale:
    Current assets                               $      842,917    $      858,949
    Property and equipment                            1,807,208         2,060,205
                                                 --------------    --------------

         Total assets held for sale              $    2,650,125    $    2,919,154
                                                 ==============    ==============

Accounts payable and accrued
 expenses held for sale                          $      742,059    $      781,847
                                                 ==============    ==============

Current assets and total assets of
 discontinued operations                         $      791,587    $      870,287
                                                 ==============    ==============

Liabilities of discontinued operations:
    Accounts payable and accrued
     expenses                                    $      953,710    $      928,349
    Unsecured note payable                                5,000             5,000
                                                 --------------    --------------

    Total liabilities of discontinued
     operations                                  $      958,710    $      933,349
                                                 ==============    ==============

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
Results of Operations                                  2004             2003
                                                 --------------    --------------
Revenue from discontinued operations             $      738,384    $    1,061,853
                                                 ==============    ==============

Income (loss) from discontinued operations       $      (15,640)   $      291,761

Gain (loss) on disposal of discontinued
 operations                                                  --                --
                                                 --------------    --------------

Net (loss) from discontinued operations          $      (15,640)   $     (291,761)
                                                 ==============    ==============

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------
Results of Operations                                   2004             2003
                                                 --------------    --------------

Revenue from discontinued operations             $    2,230,542    $    4,654,013
                                                 ==============    ==============

Income (loss) from discontinued operations       $      (90,370)   $       12,211

Gain (loss) on disposal of discontinued
 operations                                                  --            11,243
                                                 --------------    --------------

Net income (loss) from discontinued operations   $      (90,370)   $       23,454
                                                 ==============    ==============

Certain other amounts in the 2003 financial statements have been reclassified to conform with the 2004 financial statements.

Note 4. Stock Option Plan

As of September 30, 2004 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to approximately 2,314,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

      A summary of all stock option activity for the nine months ended September 30, 2004 is as follows:

                                                                          Weighted
                                          Number         Exercise          Average
                                        Of Options         Price       Exercise Price
                                        ----------    --------------   --------------
Outstanding at December 31, 2003         1,687,575     $ .05 - $2.50   $          .16
                                                      ==============   ==============

Options issued                             158,500         $ .01-.14   $          .08
                                                      ==============   ==============

Exercised                                  (25,000)   $          .10   $          .10
                                                      ==============   ==============

Options expired                            (26,129)    $  .10- $2.50   $         1.07
                                        ----------    ==============   ==============

Outstanding at September 30, 2004        1,794,946     $  .01 $ 2.50   $          .14
                                        ==========    ==============   ==============

Exercisable at September 30, 2004        1,728,279     $  .01-$ 2.50   $          .14
                                        ==========    ==============   ==============

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

                                                                Three
                                                             Months Ended
                                                            September 30,
                                                            -------------

Results of Operations                                    2004         2003
                                                     ----------    ----------
Net income (loss)-as reported (000's)                $      231    $     (462)

Total stock based employee compensation
      expense determined employee compensation
      expense determined under the fair value
      method for all awards (000's)                  $        2    $       --
                                                     ----------    ----------

Net income (loss)- pro forma (000's)                 $      229    $     (462)
                                                     ==========    ==========

Income (loss) per share as reported                        (.02)         (.06)
                                                     ==========    ==========
Income (loss) per share pro forma                          (.02)         (.06)
                                                     ==========    ==========

                                                                Nine
                                                            Months Ended
                                                           September 30,
                                                           -------------

Results of Operations                                   2004         2003
                                                     ----------   ----------
Net income (loss)-as reported (000's)                $       20   $     (662)

Total stock based employee compensation
      expense determined employee compensation
      expense determined under the fair value
      method for all awards (000's)                  $       17   $       76
                                                     ----------   ----------

Net income (loss)- pro forma (000's)                 $        3   $     (738)
                                                     ==========   ==========

Income (loss) per share as reported                         .00         (.09)
                                                     ==========   ==========
Income (loss) per share pro forma                           .00         (.09)
                                                     ==========   ==========



Note  5.  Business Segments

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

 A summary of selected consolidated information for the Company's industry segments during the periods ended September 30, 2004 and 2003, respectively, is set forth as follows:

============================================================================================================================
                                               Plastics       Photonics                       IT Services
                                                Group           Group         Laser Group         Group         Consolidated
----------------------------------------------------------------------------------------------------------------------------
 Three Months ended September 30, 2003
----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers                                  $          --    $          --    $          --    $     396,893    $     396,893
                                           -------------    -------------    -------------    -------------    -------------
Operating loss                             $          --    $          --    $          --    $    (151,211)   $    (151,211)
                                           -------------    -------------    -------------    -------------    -------------
Loss from
discontinued
operations                                 $          --    $    (56,819)    $    (234,942)              --    $    (291,761)
                                           -------------    -------------    -------------    -------------    -------------
 Three Months ended September 30, 2004
----------------------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated
customers                                  $          --    $          --    $          --    $   2,010,780    $   2,010,780
                                           -------------    -------------    -------------    -------------    -------------
Operating income                           $          --               --    $          --    $     267,146    $     267,146
                                           -------------    -------------    -------------    -------------    -------------
Income (loss) from
discontinued
operations                                 $          --    $     (34,651)   $      19,011    $          --    $     (15,640)
                                           -------------    -------------    -------------    -------------    -------------
 Nine Months ended September 30, 2003
----------------------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated
customers                                  $          --    $          --    $          --    $     488,877    $     488,877
                                           -------------    -------------    -------------    -------------    -------------
Operating loss                             $          --    $          --    $          --    $    (661,664)   $    (661,664)
                                           -------------    -------------    -------------    -------------    -------------
Income (loss) from
discontinued
operations                                 $          --    $     387,690    $    (364,236)   $          --    $      23,454
                                           -------------    -------------    -------------    -------------    -------------
 Nine Months ended September 30, 2004
----------------------------------------------------------------------------------------------------------------------------
Sales to
unaffiliated
customers                                  $          --    $          --    $          --    $   3,840,603    $   3,840,603
                                           -------------    -------------    -------------    -------------    -------------
Operating income                           $          --    $          --    $          --    $     168,228    $     168,228
                                           -------------    -------------    -------------    -------------    -------------
Income (loss) from
discontinued
operations                                 $          --    $     (94,581)   $       4,211    $          --    $     (90,370)
----------------------------------------------------------------------------------------------------------------------------

Note 6. Supplemental Cash Flow Information-

      Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                               Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                             2004              2003
                                                       ---------------   ---------------
Demand note reclassed to long-term obligation          $            --   $       197,544
                                                       ===============   ===============
Conversion of legal fees outstanding to common
 stock                                                 $            --   $        48,000
                                                       ===============   ===============
Common stock authorized not issued, transferred
 to issued                                             $        75,000   $            --
                                                       ===============   ===============
Purchase of vehicle through long-term obligations      $        45,120   $        41,199
                                                       ===============   ===============
Conversion of long-term obligation and related
 accrued interest and fees to common stock, net
 of capitalized costs written off                      $         5,000   $            --
                                                       ===============   ===============

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

      The following table sets forth the computation of basic and diluted earnings per share as of:

                                                  Nine Months ended  Three Months ended
                                                            September 30, 2004
                                                            ------------------
Numerator:
     Income available to common stockholders
      from continuing operations                   $        110,691   $        246,612
                                                   ================   ================
     Weighted average shares outstanding                 14,321,335         14,439,201
                                                   ================   ================
Denominator for diluted income per share:
     Weighted average shares outstanding                 14,321,335         14,439,201
     Common stock options and stock warrants                957,739          1,195,861
                                                   ----------------   ----------------
     Weighted average shares and conversions             15,279,074         15,635,062
                                                   ================   ================

      For the three and nine months ended September 30, 2003 all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.


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

Results of operations

Comparison of Three Months ended September 30, 2004 and 2003

We commenced the operations of our IT services Group in the second quarter of 2003. The following results include the operations of our IT Services Group beginning in 2003. The trends suggested by this table are not necessarily indicative of future operating results due to the start up nature of our IT Services Group.


                                                                    Three Months Ended September 30,
                                               ------------------------------------------------------------------------
                                                              As a % of Net      2003       As a % of Net     Increase
                                                  2004          Revenues    (As Restated)     Revenues       (Decrease)
                                                  ----          --------    -------------     --------       ----------
Sales                                          $ 2,010,780          100.0%   $   396,893          100.0%          406.6%
Cost of sales                                    1,385,657           68.9        233,394           58.8           493.7
                                               --------------------------    --------------------------     -----------
Gross profit                                       625,123           31.1        163,499           41.2           282.3
                                               --------------------------    --------------------------     -----------
General and administrative                         279,088           13.9        238,219           60.0            17.2

Depreciation and amortization                        7,358            0.4          2,994            0.8           145.8

Selling                                                 --            0.0         19,287            4.9          (100.0)

Research and development                            71,531            3.6         54,210           13.7            32.0
                                               --------------------------    --------------------------     -----------
Total operating expenses                           357,977           17.8        314,710           79.3            13.7
                                               --------------------------    --------------------------     -----------
Operating Income (loss)                            267,146           13.3       (151,211)         (38.1)         (276.7)

Other income (expense) and income taxes, net       (20,534)          (1.0)       (19,359)          (4.9)            6.1
                                               --------------------------    --------------------------     -----------
Income (loss) from continuing operations           246,612           12.3       (170,570)         (43.0)         (244.6)

Income (loss) from discontinued operations         (15,640)          (0.8)      (291,761)         (73.5)          (94.6)
                                               --------------------------    --------------------------     -----------
Net income (loss)                              $   230,972           11.5%   $  (462,331)        (116.5)%        (150.0)%
                                               ==========================    ==========================     ===========

      Sales

Sales for the three months ended September 30, 2004 increased substantially by $1,613,887 to $2,010,780 as compared to sales for the three months ended September 30, 2003 of $396,893. The increase was due to the the start up nature of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. During 2003, we operated our new IT Services Group for approximately two quarters and its business base was still developing.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended September 30, 2004 was $1,385,657 or 68.9% of sales as compared to $233,394 or 58.8% of sales for the three months ended September 30, 2003. Gross profit was $625,123 or 31.1% of sales for the three months ended September 30, 2004 compared to $163,499 or 41.2% of sales from the three months ended September 30, 2003. Gross profit increased due to increased sales. Gross profit as percentage of sales declined due to the lower margins associated with new contracts and more reasonably approximates the gross profit margins that we may realize in the future. We expect that gross margins as a percent of sales may decrease as sales increase due to the competitive nature of our business.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2004 increased by $40,869 or 17.2% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. As a percentage of sales, general and administrative expense decreased from 60.0 % for the three months ended September 30, 2003 to 13.9% for the three months ended September 30, 2004, which is more realistic level due to the relatively low sales volume of 2003, which represented our second quarter of operations from our new IT Services Group strategy. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $40,000 and $50,000 for the three months ended September 30, 2004 and 2003, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $7,358 for the three months ended September 30, 2004, an increase of $4,364 compared to the three months ended September 30, 2003. This was due to establishing our new corporate headquarters in Rochester, New York in 2003 and the write off or disposition of assets in our former headquarters in Rhode Island. We began acquiring depreciable assets in the second quarter of 2003.

      Selling Expenses

For the three months ended September 30, 2004 we incurred no selling expenses.

      Research and Development

For the three months ended September 30, 2004 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $71,531 of expense compared to $54,210 for the three months ended September 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Income (Loss) From Operations

For the three months ended September 30, 2004 our operating income was $267,146 compared to a $151,211 loss from operations in the comparable period of 2003. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $625,123 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the three months ended September 30, 2004. Interest expense was $20,534 for the three months ended September 30, 2004 compared to $19,359 for the three months ended September 30, 2003, which was relatively unchanged for the periods.

      Loss from Discontinued Operations

We recorded a loss from discontinued operations of $15,640 for the three months ended September 30, 2004 compared to a loss of $291,761 for the three months ended September 30, 2003. The loss is the result of the Photonics Group which was reclassified as discontinued operations and loss from discontinued operations was recorded.

      Net Income (Loss)

For the three months ended September 30, 2004, we recorded income from continuing operations of $246,612, or $.02 per share and net income of $230,972, also $.02 per share. This compares to a net loss from continuing operations of $170,570 or $(.02) per share and a net loss of $462,331, or $(.06) per share (the difference of $(.04) per share is from discontinued operations) for the three months ended September 30, 2003. The improvement in profitability is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

Comparison of Nine Months ended September 30, 2004 and 2003

The following table compares our statement of operations data for the first nine months of 2004 and 2003. We commenced the operations of our IT services Group in the second quarter of 2003.

                                                                       Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------
                                                                As a % of Net       2003         As a % of Net      Increase
                                                    2004          Revenues      (As Restated)      Revenues        (Decrease)
                                                    ----         ---------      -------------      ---------     ------------
Sales                                          $  3,840,603           100.0%    $    488,877           100.0%           685.6%
Cost of sales                                     2,579,607            67.2          292,645            59.9            781.5
                                               ----------------------------     ----------------------------     ------------
Gross profit                                      1,260,996            32.8          196,232            40.1            542.6
                                               ----------------------------     ----------------------------     ------------
General and administrative                          854,043            22.2          749,772           153.4             13.9
Depreciation and amortization                        19,875             0.5            2,994             0.6            563.8
Selling                                               4,364             0.1           24,366             5.0            (82.1)
Research and development                            214,486             5.6           80,764            16.5            165.6
                                               ----------------------------     ----------------------------     ------------
Total operating expenses                          1,092,768            28.5          857,896           175.5             27.4
                                               ----------------------------     ----------------------------     ------------
Operating income (loss)                             168,228             4.4         (661,664)         (135.3)          (125.4)
Other income (expense) and income taxes, net        (57,537)           (1.5)         (23,740)           (4.9)           142.4
                                               ----------------------------     ----------------------------     ------------
Income (loss) from continuing operations            110,691             2.9         (685,404)         (140.2)          (116.1)
Income (loss) from discontinued operations          (90,370)           (2.4)          23,454             4.8           (485.3)
                                               ----------------------------     ----------------------------     ------------
Net Income (loss)                              $     20,321             0.5%    $   (661,950)         (135.4)%         (103.1)%
                                               ============================     ============================     ============

      Sales

Sales for the nine months ended September 30, 2004 increased substantially by $3,351,726 to $3,840,603 as compared to sales for the nine months ended September 30, 2003 of $488,877. The increase was due to the start up nature of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. During 2003, we operated our new IT Services Group for approximately two quarters and its business base was still developing. We also secured new contracts in 2004.


      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the nine months ended September 30, 2004 was $2,579,607 or 67.2% of sales as compared to $292,645 or 59.9% of sales for the nine months ended September 30, 2003. Gross profit was $1,260,996 or 32.8% of sales for the nine months ended September 30, 2004 compared to $196,232 or 40.1% of sales for the nine months ended September 30, 2003. Gross profit as a percentage of sales declined due to the lower margins associated with new contracts and more reasonably approximates the gross profit margins that we may realize in the future. We anticipate that gross profit margins may decline slightly as new contracts originate due to the competitive nature of this business.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2004 increased by $104,271 or 13.9% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. As a percentage of sales, general and administrative expense decreased from 153.4% for the nine months ended September 30, 2004 to 22.2% for the nine months ended September 30, 2003, which is more realistic level due to the relatively low sales volume of 2003, which represented our second quarter of operations from our new IT Services Group. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2004 and 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $120,000 and $150,000 for the nine months ended September 30, 2004 and 2003, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $19,875 for the nine months ended September 30, 2004, an increase of $16,881 compared to the nine months ended September 30, 2003. This was due to establishing our new corporate headquarters in Rochester, New York in 2003 and the write off or disposition of assets in our former headquarters in Rhode Island. We began acquiring depreciable assets in the second quarter of 2003. Beginning the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru(TM) products.

      Selling Expenses

For the nine months ended September 30, 2004 we incurred selling expenses of $4,364 associated with growing business in our IT Services Group compared to $24,366 for the nine months ended September 30, 2003. We expect that selling expenses will increase in the future as we develop new contract opportunities. A portion of the effort to develop new business for 2004 and 2003 is included in general and administrative expense since certain members of management also devote their a portion of their time to developing new revenue opportunities and contracts.

      Research and Development

For the nine months ended September 30, 2004 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $214,486 of expense compared to $80,764 for the nine months ended September 30, 2003. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.


      Income (Loss) From Operations

For the nine months ended September 30, 2004 our operating income was $168,228 compared to a $661,664 loss from operations in the comparable period of 2003. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $1,260,996 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the nine months ended September 30, 2004. Interest expense was $57,187 for the nine months ended September 30, 2004 compared to $23,740 for the nine months ended September 30, 2003. The increase was due to borrowings from related parties to fund the initial startup and development of the IT Services Group.


      Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $90,370 for the nine months ended September 30, 2004 compared to income of $23,454 for the nine months ended September 30, 2003. These results are from the Photonics Group which was reclassified as discontinued operations and are results of closing down the terminated DARPA contract in 2003.

      Net Income (Loss)

For the nine months ended September 30, 2004, we recorded net income of $20,321 consisting of income from continuing operations of $110,691, or $.01 per share and loss from discontinued operations of $90,370 or $(.01) per share. This compares to a net loss of $661,950 or $(.09) per share consisting of loss from continuing operations of $685,404 or $(.09) per share and income of $23,454 from discontinued operations for the nine months ended September 30, 2003. The improvement in profitability is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

      Liquidity and Capital Resources

As of September 30, 2004 we had unrestricted cash and of $54,587 which is available for working capital and property and equipment acquisitions.

At September 30, 2004 we had a working capital deficit of $624,043 ($2,364,986 after eliminating the assets and liabilities of our discontinued operations). Approximately $2,158,000 of this deficit is caused by bank loan covenant violations resulting in the classification of long-term maturities as current liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

For the three and nine months ended September 30, 2004, we issued 2,000,000 and 4,520,000 restricted shares of common stock at $.05 per share in private placement transactions, respectively. In addition, we issued 742,500 restricted shares in June 2004 to satisfy liabilities. We also issued 1,500,000 restricted common shares in January 2004 as employee compensation. These shares were valued at $.05 per share. In September 2004 we issued 25,000 shares pursuant to the exercise of incentive stock options at $.10 per share.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.


Item 3. Defaults Upon Senior Securities.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of September 30, 2004 amounted to $720,900 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of September 30, 2004 amounted to $992,061 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provided for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of September 30, 2004 amounted to $445,000. Annual payments of principal were $40,000 for fiscal 2004 and increased by $5,000 annually through June 2012. Under the terms of this capital lease, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation has been classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,157,961 at September 30, 2004.

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



                                        Infinite Group Inc.
                                        -------------------

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