Form 10KSB
period 2004-12-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        --------------------------------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from . . . . . . . . . . to . . . . . . . . . .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the year ended December 31, 2004, the revenues of the registrant were $5,735,012.

As of July 15, 2005, 19,206,965 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of July 15, 2005 (based upon the closing price on the "pink sheets" maintained by the National Quotation Bureau Incorporated of $.16 on July 15, 2005) was approximately $3,073,114.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I
   Item 1.     Business..........................................................................3
   Item 2.     Properties.......................................................................24
   Item 3.     Legal Proceedings................................................................24
   Item 4.     Submission of Matters to a Vote of Security Holders..............................25

PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters.........................26
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation.........................................................27
   Item 7.     Financial Statements.............................................................36
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................36
   Item 8A.    Controls And Procedures..........................................................36

PART III
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act................................................37
   Item 10.    Executive Compensation...........................................................39
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters......................................................42
   Item 12.    Certain Relationships and Related Transactions...................................44
   Item 13.    Exhibits.........................................................................45
   Item 14.    Principal Accountant Fees and Services...........................................47

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

                                     PART I

                                ITEM 1: BUSINESS

We are not current in our periodic filings with the Securities and Exchange Commission. Until 2004 we were not able to pay our auditors, Freed Maxick & Battaglia, CPAs, P.C., for fees incurred prior to their work on the 2002 audit. As a result they ceased all work on our behalf. Subsequently the company emerged with a new business model, and we generated revenues sufficient to meet our past due obligations to our auditors and complete all filing requirements.

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2002, we were not able to file our 2002 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004, our Form 10-KSB for the year ended December 31, 2004, and our form 10-Q for the first quarter of 2005. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C., and they resumed work on our behalf and completed the audit of our financial statements for the years ended December 31, 2002, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Overview

Beginning in 2003, we restructured our business and began operating under a new business model. On January 3, 2003, our former president and chief executive officer, Clifford G. Brockmyre II, resigned and was replaced by Michael S. Smith, one of our board members. At the same time, we moved our corporate headquarters from Warwick, Rhode Island to Rochester, New York. On April 30, 2003, Dr. Allan Robbins and Paul Delmore were appointed to fill two existing vacancies on our board. Mr. Brockmyre remained on our board of directors until October 30, 2003 at which time he resigned. On March 15, 2004, Brian Corridan resigned from our board.

In conjunction with our change of management in 2003, we decided to restructure our business. Beginning in the second quarter of 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology, and we opened an office in the Washington DC metropolitan area. We now provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients' exact needs and providing expert management services to the lifecycle of technology-based projects.

We sold a portion of the business of our Laser Fare, Inc. subsidiary (LF) (primarily the medical and engraving business) as of December 31, 2003 and the remaining business as of December 31, 2004, although we continued to operate the business during the disposal process.

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal corporate headquarters are located at 595 Blossom Road, Suite 309, Rochester, NY 14610. As of January 1, 2005, our business is exclusively in the field of IT services and biometric technology. We maintain a website at www.us-igi.com. The content of our website shall not be deemed part of this report.

Our Business

Information Technology Services

During 2004, we provided services in the field of IT services. We provide business and technology integration and systems support to U.S. government and commercial clients. Our work includes leading edge operations supporting complex programs in Advanced Computing Environments, Wireless Technology, Human Capital Services, Financial Services, Enterprise Architecture, and Earned Value Management. We focus on aligning business processes with technology for delivery of solutions meeting our clients' exact needs in the following seven practice areas:

      Enterprise Architecture. Our staff is expert in Service Oriented Architecture (SOA). Our approach to developing architecture for our clients' IT needs begins with the business model. Business drives the need for solutions and technology enables those solutions to be implemented. By understanding the business drivers, we establish the architecture framework to build or extend the computing environment with right sized technology solutions that maximize business processes while minimizing the cost to the client.

      Software Development. We follow a systematic approach to developing software. Whether it is a full systems development lifecycle or portions of one, we approach our development tasks with process discipline to ensure tasks are defined, objectives established and progress measured. We develop enterprise software such as PeopleSoft and custom solutions using the .NET framework or J2EE. We understand the value of web services and develop them from the SOA framework. We developed a PeopleSoft solution for and are managing the integration of software products with the Enterprise Architecture of the Department of Homeland Security. We also provide software development support to a large systems integrator.

      Network Solutions. We operate one of the nation's largest wide area networks for a major establishment of the U.S. government. We provide this support under a subcontract we entered into in 2004 with a large systems integrator. Referred to as Advanced Computing Environment, our team of server experts supports over 2,000 servers and some 200,000 client stations from two large data centers in Maryland and Colorado. Operating around the clock, we consistently exceed the requirements of our service level agreements. We also support a nationwide wireless telecommunications initiative of the U.S.
Department of Homeland Security, including technical, program, project, and portfolio management.

      Systems Engineering. We provide critical systems engineering support to the Advanced Computing Environment program and other projects for the Department of Homeland Security. Our engineers design and build systems supporting a mix of business activities. We both manage and execute engineering projects supporting complex wide area networks and local area networks in Windows and UNIX environments, and we provide engineering support for a nationwide wireless operation. Our engineers follow proven methodologies to transition systems from concept to operations.

      Program Management. Our program managers are subject matter experts who are especially skilled in managing complex programs dealing with leading edge technologies. Our engagements span a broad range of tasks such as feasibility studies, concept and strategy planning, business process development and reengineering, and project execution. Our staff has a thorough understanding of the technical basis for management and therefore provides clients with expertise connecting technical delivery with sound project management using earned value management processes. We are providing program, portfolio, and project management services to the Department of Homeland Security as dedicated services to the Wireless Management Office. We supported the creation of a program to support this nationwide telecommunications initiative. We developed, implemented, and are managing earned value management systems for this multi-billion dollar program as well as providing master scheduling services.

      Portfolio Management. We define, implement, and manage portfolios as an integral part of program management. We have proven experience in establishing portfolios as an effective strategy to assess the overall performance of a program through the projects that the program manages. Using performance measures that are defined for the program, the project portfolio can be better evaluated. In addition to overall program performance management, financial performance is supported through portfolio management by capturing planned and actual investments and their associated business cases. Through the use of industry standard software, such as ProSight, we ensure that the originator of the business case focuses on the accuracy and completeness of program and project information and that the program management office focuses on program management best practices. We created Portfolio Management Governance Models and are building a web based Portfolio/Project Management Environment.

      Project Management. Managing technology-driven projects is a complex process requiring skilled personnel to deliver on the actual work as well as requiring expert project managers who can plan and execute the work. We have a proven methodology for project management, which includes standards for Earned Value Management that can be applied to any project type. We have created web-based project management environments using commercial off-the-shelf portals as well as custom developed portals. In either case, we integrate the entire process of delivery with project management standards to optimize performance. The portals provide a mechanism to engage the entire stakeholder community in the delivery process and enable team personnel to plan, perform, measure, and report on delivery. We created a comprehensive project management system and are implementing earned value management-based project management standards for the Department of Homeland Security.

During 2004, we derived approximately 60% of our revenue from our Advanced Computing Environment subcontract. We also entered into several subcontracts under which we provide IT services to various programs and divisions of the U.S. Department of Homeland Security. These subcontracts provided the balance of our 2004 revenue.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. government as well as other national and international organizations. To date, we have not derived any revenue under the GSA Contract, but have used the contract as a basis for pricing our current work. We have several federal procurements on the horizon that are GSA schedule planned purchases, so we expect to generate revenue through our GSA contract in the future.

During 2004, we continued the development of an access control terminal and related software called TouchThru.(TM) TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private biometric technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

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

The U.S. Government Technology Services Market

The ongoing transformation of the U.S. government's information systems and communication networks is creating an increase in its demand for IT services. According to INPUT, the leading analyst organization that tracks and reports on contracting and procurement activities of the U.S. federal, state and local governments, U.S. government IT spending that is contracted out is projected to increase by $19.6 billion from $59.2 billion in government fiscal 2005 to $78.8 billion in government fiscal 2010, a compound annual growth rate of approximately 5.9%.

We expect that the U.S. government's need for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the government on the transformation of its information technology programs. INPUT forecasts that the percentage of IT spending that is contracted out by the U.S. government will reach a high of 86% of total IT spending in government fiscal 2009.

We believe the following industry trends will also continue to drive the U.S. government technology services market:

      o Continued focus on mission-critical initiatives. Since the events of September 11, 2001, the U.S. government has made the transformation of its information technology infrastructure a major priority. According to INPUT, the U.S. government IT services "commercial" segment, which is comprised of outsourcing, professional services, consulting, training, systems integration and processing services, is projected to grow from $25.1 billion in government fiscal 2004 to $35.3 billion in government fiscal 2009, representing a projected compounded annual growth rate of 7.1%.

      o Increased Federal Government reliance on outsourcing. According to INPUT, outsourcing through the use of outside providers to provide U.S. government services is projected to grow from $11.7 billion in government fiscal 2004 to $17.4 billion in government fiscal 2009, representing a projected compounded annual growth rate of 8.3%.

We believe that the U.S. government is increasingly turning to the information technology industry to execute support processes and functions that were traditionally performed by government employees. According to INPUT, the size of the federal government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the Department of Defense, decreased by 1.1 million workers during the period 1990 through 2000, representing a 22% decline. The GAO has warned of further attrition due to retirement of federal government workers during the period 2003 through 2006.

We believe that homeland security will have the greatest impact on three specific segments of the federal government IT market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the federal government's increasing reliance on complex IT infrastructure, combined with a decline in the size of the federal government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the U.S. government's increased use of service providers to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the government increases its reliance on outsourcing for its IT needs. These trends include:

      o The aging of the Federal Government's workforce. According to INPUT, the U.S. government has estimated that more than 30% of current members of the government workforce, as described above, in supervisory positions will be eligible for retirement by 2007, and the average age of government employees increased from 42 years of age in 1990 to 46 years of age in 2004. In April 2001, the GAO concluded in a report that the U.S. government's human capital challenges were adversely affecting the ability of many agencies to carry out their missions. The GAO reiterated this conclusion in its January 2003 updated Report.

      o Increased U.S. Government emphasis on competitive sourcing. The current administration has made competitive sourcing a major initiative of its management agenda. According to the President's Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, nearly half of all U.S. government employees perform tasks that are available in the commercial marketplace. To the extent that the size of the U.S. government workforce decreases, we believe that the government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse information technology requirements of the various U.S. government agencies.

Increased spending on homeland security.

In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, including protecting critical infrastructure. According to INPUT, the total addressable information technology budget for the Department of Homeland Security is projected to grow from $3.8 billion in government fiscal 2004 to $5.9 billion in government fiscal 2009, representing a compound annual growth rate of 9.9%.

The Laser Group and Photonics Group

In 2003 we decided to eliminate our Laser Group and our Photonics Group. On December 31, 2003, we sold certain assets and liabilities of LF to LFI, Inc.
(LFI). These assets related to the laser engraving and medical products manufacturing and assembly businesses of the Laser Group. The principals of LFI are former employees of our Laser Group, including Mr. Brockmyre, our former chairman and chief executive officer. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000. On December 31, 2004, we sold the remaining assets of LF to Rolben Acquisition Corporation, a company affiliated with LFI, and recognized a loss on disposition of approximately $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of LF and the delivery of promissory notes in the aggregate amount of approximately $2.1 million. Because certain required consents were not yet obtained, we remained obligated under several notes to UPS Capital Business Credit (UPS) and the Rhode Island Industrial Facilities Corporation (RIIFC) in the same amounts as the notes from Rolben. In May 2005, the UPS and RIIFC notes were paid in full and we were released from all of our obligations thereunder. At the same time, the notes from Rolben to us terminated.

During 2003 and 2004, we continued to operate the LF business during the disposal process. We also decided to shut down our Photonics Group. Without the government funding provided by our DARPA contract, we decided that we could not raise the funds necessary to successfully commercialize our laser diode technology in the foreseeable future.

Recent Capital Raising Activities

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

                                                   Shares                    Average Price
                                                   Issued     Consideration    Per Share
                                                   ------     -------------    ---------
Shares issued in financing transactions           9,620,388   $    486,000   $       0.05
Shares issued for debt conversions                1,747,500         87,375   $       0.05
Shares issued as employee compensation            1,500,000         75,000   $       0.05
Stock issued upon exercise of options                25,000          2,500   $       0.10
                                               ------------------------------------------
                                                 12,892,888   $    650,875   $       0.05
                                               ==========================================

At various times subsequent to December 31, 2002, various related parties loaned us a total of $675,800. These loans are evidenced by unsecured promissory notes bearing interest at 6% per annum. The principal and accrued interest on these notes are due and payable between January 1, 2006 and January 1, 2007 and are convertible at the option of the holder at any time after November 30, 2005 into common stock at a price of $.05 per share. (One note in the principal amount of $44,000 is due on January 1, 2006 and is not convertible.) If the principal amounts of all of the convertible notes were converted, we would issue a total of 12,636,000 shares to these two note holders. In addition, we issued several short-term promissory notes to another individual in the aggregate amount of $265,000 bearing interest at 12% per annum. These promissory notes, which are not convertible, are due in January 2006 and require monthly payments of interest only.

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

Competition

We compete mainly with other IT professional services firms operating in the federal, state and local government marketplace. We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. government, we anticipate that our competition will range from small business set aside contracts to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., EDS Corp., Computer Sciences Corp., Unisys, SRA International and SI International, Inc.

We also compete with a significant number of established and startup companies that have developed or are developing and marketing software and hardware for fingerprint biometric access control and security applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. Our fingerprint scanning product, TouchThru(TM), faces intense competition from a number of competitors who are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Cogent, Inc., Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola, Inc.), Cogent, Inc. and CrossMatch Technologies, Inc. In addition, we will face competition from non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors. At June 30, 2005, our primary biometric product, TouchThru(TM), was in the development stage and we have not earned any revenues from the sale of that product nor do we have a backlog of orders.

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

                          Risks Related to our Business

We experienced losses in 2002 and 2003.

Our historical operations have not been profitable until 2004. As of December 31, 2003 and 2004, respectively, we had an accumulated deficit of approximately $29.4 million and $28.8 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, and our IT business was profitable for the year, we cannot assure you that our profitability will continue.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2004, we had current liabilities, including trade payables, of $3.8 million and long-term liabilities of $3.3 million and a working capital deficit of $2.1 million. We continue to experience working capital shortages that impair our business operations and growth strategy. If we incur operating losses and experience working capital limitations, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December  31,  2004,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,177,287 and an accumulated other comprehensive loss of $2,755,891 which we recorded as a reduction of stockholders' equity. This was due to a decrease in the market value of plan assets from $3,621,035 at December 31, 2003 to $3,510,324 at December 31, 2004
comprised of payment of benefits of $402,174 and an investment return of $367,617 less expenses paid of $76,154. The benefit obligation decreased during 2004 by $123,638 to $5,687,611 at December 31, 2004 as a result of benefits paid of $402,174 and an actuarial gain of $60,091 offset by interest cost of $338,627.

We are required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004.

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

As of June 30, 2005, five individuals owned approximately 22.7%, 9.1%, 6.9%, 5.7% and 5.5% respectively of our outstanding common stock. In addition, two different individuals have the right to convert debt into shares of common stock at $.05 per share. If each party converted all of the debt into common stock, these two individuals would own approximately 30.5% and 18.4%, respectively, of our outstanding common stock. The debt is not convertible prior to November 30, 2005. The concentration of large percentages of ownership in any single stockholder may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

Year Ended December 31, 2005               High                       Low
-------------------------------        -------------           -----------------

First Quarter                           $    0.20               $    0.07
Second Quarter                          $    0.34               $    0.10

Year Ended December 31, 2004               High                       Low
-------------------------------        -------------           -----------------

First Quarter                           $    0.08               $    0.01
Second Quarter                          $    0.25               $    0.05
Third Quarter                           $    0.50               $    0.09
Fourth Quarter                          $    0.20               $    0.04

Year Ended December 31, 2003               High                       Low
-------------------------------        -------------           -----------------

First Quarter                           $    0.21               $    0.10
Second Quarter                          $    0.15               $    0.01
Third Quarter                           $    0.13               $    0.01
Fourth Quarter                          $    0.07               $    0.01

Year Ended December 31, 2002               High                       Low
-------------------------------        -------------           -----------------

First Quarter                           $    2.94               $    2.01
Second Quarter                          $    2.22               $    1.45
Third Quarter                           $    1.89               $    0.68
Fourth Quarter                          $    1.25               $    0.13

Year Ended December 31, 2001               High                       Low
-------------------------------        -------------           -----------------

First Quarter                           $    4.23               $    1.50
Second Quarter                          $    3.99               $    1.69
Third Quarter                           $    3.32               $    1.60
Fourth Quarter                          $    4.17               $    1.50

      As of June 30, 2005 we had approximately 1,300 beneficial stockholders.

Recent Sales of Unregistered Securities.

At various times during 2003, 2004 and 2005, we issued restricted shares of common stock in private placement transactions as follows:

-----------------------------------------------------------------------------------------------------------
                                                        Shares                             Average Price
                                                        Issued              Consideration    Per Share
                                                        ------              -------------    ---------
Shares issued in financing transactions                9,620,388              $ 486,000       $ 0.05
Shares issued for debt conversions                     1,747,500                 87,375       $ 0.05
Shares issued as employee compensation                 1,500,000                 75,000       $ 0.05
Shares issued upon exercise of options                    25,000                  2,500       $ 0.10
                                                 ==========================================================
                                                      12,892,888              $ 650,875       $ 0.05
-----------------------------------------------------------------------------------------------------------

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 9 of this report.

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

Because we did not have financial statements with an independent auditors' report thereon for the year ended December 31, 2003, we were not able to file our 2003 10-KSB by its due date. For the same reason, we were unable to file our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2003, our Form 10-KSB for the year ended December 31, 2003, our Form 10-Q's for the 1st, 2nd and 3rd quarters of 2004, our Form 10-KSB for the year ended December 31, 2004 and our form 10-Q for the 1st quarter of 2005. During 2004, we brought our account current with Freed Maxick & Battaglia, CPAs, P.C., and they resumed work on our behalf and completed the audit of our financial statements for the years ended December 31, 2003 and 2004. Contemporaneous with this filing, we are filing all of our delinquent periodic reports.

Disposal of Plastics Group

In 2001 and during the first quarter of 2002, we sold or discontinued operations of our Plastics Group. Our Plastics Group, which had been comprised of Osley & Whitney, Inc. (O&W) and Express Pattern, Inc. (EP), provided rapid prototyping services and proprietary mold building services. O&W and EP were discontinued or sold in 2002.

In cooperation with O&W's secured lender, the majority of O&W's equipment and furnishings were sold at public auction on March 12, 2002, and accounts receivable were remitted to the secured lender as paid. The O&W land and building were sold at auction on July 22, 2002 for $650,000 and the transaction closed on August 8, 2002. This transaction completed the liquidation the O&W's assets, resulting in a net obligation to a secured lender, including accrued interest and closing expenses, of approximately $211,000. This amount was evidenced by a new note issued by O&W to the secured lender, which we guaranteed. The note accrued interest at 7.75% per annum, provided for twelve monthly payments of $7,276 plus interest, and required a balloon payment of approximately $145,000 in November 2003. On August 5, 2003, the secured lender sold the note and the rights thereunder to a third party related to us. The sale of the note is evidenced by a non-recourse assignment agreement between the lender and the related third party. On December 31, 2003, the new noteholder agreed to extend the term of the new note to January 1, 2007 in exchange for the right to convert the principal amount of the note and all accrued interest into shares of our common stock at any time after November 30, 2005 at a price of $.05 per share. As of December 31, 2004, we were obligated to the new noteholder for principal and accrued interest in the aggregate amount of $234,690.

During the fourth quarter of 2002, we sold all of the issued and outstanding stock of O&W to an unrelated third party for nominal consideration. As part of the stock sale agreement, we retained the O&W pension asset and related obligation, which obligations are included in accrued pension obligation and accumulated other comprehensive loss on the consolidated balance sheet at December 31, 2003 and 2004. As a result of the sale of stock, we wrote off the outstanding intercompany receivables due from O&W in 2002. The net impact on the sale and asset write off resulted in a gain of approximately $693,000, which is included in loss on disposal of discontinued operations for the year ending December 31, 2002.

At December  31,  2003,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,190,214 and an accumulated other comprehensive loss of $2,930,364 which we recorded as a reduction of stockholders' equity. This was due to an increase in the market value of plan assets from $3,315,256 at December 31, 2002 to $3,621,035 at December 31, 2003
comprised reductions due to payment of benefits of $418,680 offset by an increase from the return on investments of $ 724,459.. The benefit obligation increased during 2003 by $336,841 to $5,811,249 at December 31, 2003 as a result of interest cost of $344,944 and an actuarial loss of $410,577 which were offset by benefits paid of $418,680.

At December  31,  2004,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,177,287 and an accumulated other comprehensive loss of $2,755,891 which we recorded as a reduction of stockholders' equity. This was due to a decrease in the market value of plan assets from $3,621,035 at December 31, 2003 to $3,510,324 at December 31, 2004
comprised of payment of benefits of $402,174 and an investment return of $367,617 less expenses paid of $76,154. The benefit obligation decreased during 2004 by $123,638 to $5,687,611 at December 31, 2004 as a result of benefits paid of $402,174 and an actuarial gain of $60,091 offset by interest cost of $338,627.

We were required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We are also evaluating strategies to improve the plan's performance.

Sale of Express Pattern (EP) Assets

On March 14, 2002, we sold the net assets of EP for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and Thomas J. Mueller, our chief operating officer, who is a passive investor in the purchasing entity. The sale was negotiated at "arm's length" by disinterested management with the former employee and his advisors. During 2002, we offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, we wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting approximately to $76,000 is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2002 in the amount of $9,633 has been fully reserved, because we feel collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2004 after the offset and write-off is approximately $74,000.

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

Our business plan included:

      o the completion of our disposal of the Laser Group commenced in 2003, and

      o     our focus  beginning in 2003 in the field of information  technology
            (IT)  consulting   services  and  the  emerging  area  of  biometric
            technology.

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

We also established in 2004 a financing line with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against the company. We pay a per diem fee for each day the invoice remains unpaid.

January, 2004, we also entered into a line of credit agreement with one of our prime contractors whereby the prime contractor may lend amounts when requested by us based on the balance of accounts receivable due from the prime contractor. The customer has agreed to advance us money under the line of credit note agreement in the amount of the outstanding invoices up to $600,000 at an agreed upon interest rate.

As of December 31, 2004, we had cash of $97,297 available for our working capital needs and planned capital asset expenditures.

The financial statements for 2004 and 2003 reflect management's decision to sell the assets, certain liabilities and businesses of LF. Accordingly, the corresponding assets and liabilities of LF have been classified as assets and liabilities of discontinued operations and the operating results have been classified as income(loss) from discontinued operations.

As a result of the above transactions, we only operated the Laser Group in 2004 as a discontinued operation until its sale was completed in 2004. The Laser Group had income from discontinued operations of $415,969 in 2004.

At December 31, 2004 we had a working capital deficit of $1,972,840, ($1,961,461 after eliminating the assets and liabilities of our discontinued operations). The working capital deficit was primarily caused by our primary lenders not having issued their waivers for certain loan covenant violations that existed at December 31, 2004 at our Laser Fare subsidiary, which resulted in re-characterizing our long-term debt to current liabilities. The loan covenants are measured annually at December 31st. The loans totaled $2,116,847 at December 31, 2004. The loan covenant violations which existed at December 31, 2004 related to failure to meet certain levels of working capital, debt to tangible net worth ratio and exceeding capital expenditure limits.

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

As of December 31, 2004, we continued to guarantee and were directly liable for certain obligations aggregating approximately $2.1 million of the sold business of Laser Fare. In May 2005, the UPS and RIIFC notes were paid in full and we were released from all of our obligations thereunder. At the same time, the notes from Rolben to us terminated.

At December 31, 2004 we had an accrued pension obligation liability of $2,177,287 and an accumulated other comprehensive loss of $2,755,891 recorded as a reduction of stockholders' equity. We are required to contribute amounts in 2004 and future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make such contributions. We have recorded defined benefit pension income of approximately $35,000 in 2002. We have recorded defined benefit pension expense of approximately $200,000 in 2003 and $160,000 in 2004. In March 2005, the Company filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We are evaluating strategies to improve the plan's investment performance.

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

Results of Operations

Laser Group

As part of its restructured business plan, we made a decision in 2003 to eliminate certain non-core businesses and placed the assets and business of its LF subsidiary for sale. During the year ended December 31, 2004, LF had income from discontinued operations of $268,439 (loss from discontinued operations of $504,723 in 2003), which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

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

Photonics Group

During the fourth quarter of 2002, following termination of the DARPA contract, we released all Photonics Group employees and ceased operations. As a result, the results of the Photonics Group were recorded as a discontinued operation with a sustained a loss from discontinued operations of $344,000 for 2001 and a gain of $84,000 for 2002. In 2002 impairments of patents and property and equipment were also recorded amounting to $468,000 and $148,000, respectively.

Comparison of the years ended December 31, 2004 and 2003

In 2004, revenues were $5,735,012 on cost of goods sold of $4,126,607 resulting in a gross profit of $1,608,405 from continuing operations. Revenues from continuing operations in 2003 were $483,538 on cost of sales of $370,187 resulting in a gross profit of $113,351. The increase of $5,251,474 or 1,086% in revenues for the year ended December 31, 2004 compared to the year ended
December 31, 2003 was due to our new IT consulting services business which commenced operations in the second quarter of 2003 and grew considerably in 2004 with the addition of several new contracts and task orders. Gross profit also increased by $1,495,054 from 2003 to 2004. Gross profit increased from 23.4% in 2003 to 28.0% in 2004 principally due a reduction in cost of goods sold associated with converting several outside consultants to employees in 2004.

General and administrative expenses were $1,038,977 for the year ended December 31, 2004 as compared to $1,015,719 for the year ended December 31, 2003. General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the year ended December 31, 2004 increased by $23,258 or 2.3% due to the increases in employee compensation and related fringe benefits expenses. As a percentage of sales, general and administrative expense decreased to 18.1% for the year ended December 31, 2004 from 210% for the year ended December 31, 2003, which is a more realistic level due to the relatively low sales volume of 2003. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $160,000 and $200,000 for the years ended December 31, 2004 and 2003, respectively.

Selling expenses were $4,617 for the year ended December 31, 2004 as compared to $26,673 for the year ended December 31, 2003. A portion of the effort to develop new business for 2004 and 2003 is included in general and administrative expense since certain members of management also devote a portion of their time to developing new revenue opportunities and contracts. We expect that selling expenses will increase in the future as we develop new contract opportunities.

Depreciation and amortization expense increased by $21,982 for the year ended December 31, 2004 compared to the year ended December 31, 2003. We are operating our new corporate headquarters in Rochester, New York with less capital equipment than our previous headquarters, which was located in Rhode Island. Beginning in the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru(TM) products.

Research and development expense totaled $285,659 for the year ended December 31, 2004 as compared to $137,314 for the year ended December 31, 2003, an increase of 108%. The increase in research and development expense was due to our continuing development of our TouchThru(TM) biometric access control product in 2004. TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

Interest expense was $86,916 during 2004 as compared to $52,485 during 2003, an increase of $34,431, or 65.6%. The increase was caused by the general increase in outstanding indebtedness to related parties.

We had income from continuing operations of $162,012 for the year ended December 31, 2004 as compared to a loss from continuing operations of $1,130,767 for the year ended December 31, 2003. This improvement in performance was the result of increased revenues from our IT consulting services business as new contracts and task orders were added in 2004.

We recorded income from discontinued operations of $415,969, including a $223,803 loss on disposal in 2004 as compared to a loss from discontinued operations of $86,019 including a loss on disposal of $87,587 in 2003.

For the year ended December 31, 2004, we recorded net income of $577,981 consisting of income from continuing operations of $162,012, or $.01 per share and income from discontinued operations of $415,969 or $.03 per share. This compares to a net loss of $(1,216,786) or $(.15) per share consisting of loss from continuing operations of ($1,130,767) or $(.14) per share and a loss of $(86,019) or $(.01) per share from discontinued operations for the year ended December 31, 2003. The improvement in profitability is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

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

Revenue Recognition

Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed. During the year ended December 31, 2004 sales to three customers accounted for 87% (98% for one customer in 2003) of total revenues from continuing operations and 40% (95% in 2003) of accounts receivable at December 31, 2004.

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

At December 31, 2004, we had federal net operating loss (NOL) carry forwards of approximately $26.4 million that expire in years 2009 through 2024. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

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

                                    PART III

                    ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of our directors and executive officers.

                                                                                                  Affiliated
         Name                  Age                       Position                                   Since
-------------------------    -------    ------------------------------------------------------    -----------
Michael S. Smith                51      Chairman of the board, president, chief                      1995
                                        executive officer and chief financial officer

James D. Frost                  56      Chief technology officer and director of delivery            2003

Paul J. Delmore (1)             48      Director                                                     2003

Allan M. Robbins (1)            54      Director                                                     2003

Deanna Wohlschlegel             34      Corporate secretary and controller                           2003

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

Paul J. Delmore became a director in April 2003 and is a member of the audit and compensation committees. Mr. Delmore is a partner in Simpson, Delmore, Greene LLP, a full service law firm located in San Diego, California. Mr. Delmore's practice includes representation of small companies, private and public, with respect to early formation issues, private placements, regulatory requirements for sale of securities, assistance with regulatory filing concerns and mergers and acquisitions. Mr. Delmore has a BA degree from the State University of New York at Oswego and a JD degree from the University of San Diego School of Law. Mr. Delmore is a member of the State Bar of California, the San Diego County Bar Association, the Association of Southern California Defense Counsel and the San Diego Defense Lawyers Association.

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

Stock Options

The following table provides information with respect to options exercised by the named executive officers during 2004 and the number and value of unexercised options held by the named executive officers as of December 31, 2004.

                                                             Number of Shares Underlying
                                              Dollar       Unexercised Options at December       Value of Unexercised In-the-Money
                      Number of Shares        Value                    31, 2004                  Options at December 31, 2004 (1)
                     Underlying Options    Realized on     --------------------------------      ---------------------------------
      Name                Exercised          Exercise       Exercisable      Nonexercisable      Exercisable       Nonexercisable
--------------------      ---------          --------       -----------      --------------      -----------       --------------
Michael S. Smith             __                $ -            500,000                  __         $ 25,000                $ -

James D. Frost               __                $ -            500,000                  __         $ 25,000                $ -

Mark J. Ackley(2)            __                $ -            500,000                  __         $ 25,000                $ -

Total                        __                $ -          1,500,000                  __         $ 75,000                $ -
----------------------------------------------------------------------------------------------------------------------------------

(1) For the purpose of this calculation value is based upon the difference between the exercise price of the options and the stock price at December 31, 2004 of $.10 per share.

(2) Mr. Ackley was our former Chief Operating Officer and Director of Business Development. His employment was terminated for cause in March 2005, and his options have expired.

There were no stock options issued to executives during 2004.

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

                                                                                                         All other
              Name and Principal Position                    Year         Salary          Bonus       compensation (1)
----------------------------------------------------------------------------------------------------------------------
Michael S. Smith
President, Chief Executive Officer, Chief Financial
Officer and Director commencing May 1, 2003,                 2004         $ 181,789       $  3,500         $854
                                                             2003         $ 108,856       $ 30,000          __

Mark J. Ackley
Chief Operating Officer and Director of Business             2004         $ 173,682       $ 10,000          __
    Development commencing April 19, 2003                    2003         $ 103,846       $ 15,000          __

James D. Frost
Chief Technology Officer and Director of Delivery            2004         $ 173,978       $ 10,000          __
commencing May 12, 2003                                      2003         $  89,423       $ 15,000          __

Clifford G. Brockmyre II
President and Chief Executive Officer
through January 3, 2003, CEO Laser Fare from January 3,      2004                __             __          __
2003 through December 31, 2003                               2003         $ 149,376       $  1,500          __

Clifford G. Brockmyre III
President Laser Fare, Inc.                                   2004         $  90,679       $ 1, 050          __
through December 31, 2004                                    2003         $ 107,655       $  2,099          __

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

                                                            Equity Compensation Plan Table
                                                                                          Number of securities
                                                                 Weighted-average       remaining available for
                                     Number of securities to    exercise price of     future issuance under equity
                                     be issued upon exercise       outstanding       compensation plans (excluding
                                     of outstanding options,    options, warrants       securities reflected in
                                       warrants and rights          and rights                column (a))

                                               (a)                      (b)                        (c)
Equity Compensation Plans Approved
  By Security Holders(1)                    1,270,500                 $0.06                      569,500

Equity Compensation Plans Not
  Approved By Security Holders(2)           2,518,000                 $0.18                    1,482,000

Non qualified Options and Warrants
  to Service Providers                        140,000                 $1.98                           --

Total                                       3,928,500                 $ .20                    2,051,500

(1)   Includes the 1995, 1996, 1997, 1998 and 1999 Stock Option Plans
(2)   Includes the 2005 Stock Option Plan

At June 30, 2005, we had notes payable and accrued interest of $349,552 due to Allan Robbins, a member of our board of directors, and $566,399 due to a related third party. These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the note holder at any time after November 30, 2005. If the principal and accrued interest were converted in full, we would be required to issue 6,991,043 common shares to the board member and 11,327,971 common shares to the third party.

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

-----------------------
* Filed as an exhibit hereto.

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

                                               2004                       2003
                                             --------                   --------
Audit fees                                   $ 66,032                   $ 82,712
Audit related fees                                 --                         --
                                             --------                   --------
Total audit and audit related fees           $ 66,032                   $ 82,712
Tax fees                                           --                         --
All other fees                                     --                         --
                                             --------                   --------
      Total fees                             $ 66,032                   $ 82,712
                                             ========                   ========

Audit-Related Fees

The audit related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the disposition transactions we consummated.

Tax Fees

The tax fees were zero for the periods presented.

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

                                        Infinite Group, Inc.

                                        By:  /s/ Michael S. Smith
                                             -----------------------------------
                                             Michael S. Smith, President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael S. Smith
------------------------------
Michael S. Smith                       Chief Executive Officer, President and Director       July 26, 2005


/s/ Michael S. Smith
------------------------------
Michael S. Smith                       Acting Chief Financial Officer                        July 26, 2005
                                       (principal financial and accounting officer)


/s/ Paul J. Delmore
------------------------------
Paul J. Delmore                        Director                                              July 26, 2005


/s/ Allan M. Robbins
------------------------------
Allan M. Robbins                       Director                                              July 26, 2005

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2004
                                                                            with
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm.............       F-1

Consolidated Financial Statements:

       Balance Sheets...............................................       F-2

       Statements of Operations.....................................       F-3

       Statements of Changes in Stockholders' Deficiency............       F-4

       Statements of Cash Flows..................................... F-5 - F-6

Notes to Consolidated Financial Statements.......................... F-7 - F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.

      We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2005, except for Note 18, as to which the date is June 20, 2005

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                      December 31,
                                                             -----------------------------
        ASSETS                                                   2004             2003
                                                             ------------     ------------
Current assets:
    Cash                                                     $     97,297     $     16,515
    Restricted funds                                               30,327           26,500
    Accounts receivable, net of allowances                      1,054,623          165,830
    Notes receivable, current portion                             270,347               --
    Other current assets                                           41,207            1,060
    Assets held for sale                                               --        2,919,154
    Assets of discontinued operations                             205,921          870,287
                                                             ------------     ------------
      Total current assets                                      1,699,722        3,999,346

Property and equipment, net                                       239,907           99,435

Other assets:
    Note receivable                                             1,940,857           73,897
    Intangible assets, net                                         50,526           62,918
                                                             ------------     ------------
                                                                1,991,383          136,815
                                                             ------------     ------------

                                                             $  3,931,012     $  4,235,596
                                                             ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Notes payable:
      Bank                                                   $     50,207     $    152,122
      Other                                                       176,184           30,000
      Related parties                                               9,906            9,906
    Accounts payable                                              504,327          613,712
    Accrued expenses                                              542,066          359,804
    Current maturities of long-term obligations                 2,172,572        2,360,840
    Liabilities held for sale                                          --          781,847
    Liabilities of discontinued operations                        217,300          933,349
                                                             ------------     ------------
      Total current liabilities                                 3,672,562        5,241,580

Long-term obligations:
      Bank                                                         64,133           32,852
      Related parties                                           1,100,124          887,124
Accrued pension obligation                                      2,177,287        2,190,214
                                                             ------------     ------------
      Total liabilities                                         7,014,106        8,351,770
                                                             ------------     ------------

Commitments and contingencies (Notes 14 and 17)

Stockholders' deficiency:
    Common stock, $.001 par value, 20,000,000 shares
     authorized;17,561,965 (10,624,465 in 2003) shares
     issued and outstanding                                        17,562           10,624
    Additional paid-in capital                                 28,375,198       28,026,510
    Common stock, 1,500,000 shares authorized, not issued              --           75,000
    Accumulated deficit                                       (28,719,963)     (29,297,944)
    Accumulated other comprehensive loss                       (2,755,891)      (2,930,364)
                                                             ------------     ------------
      Total stockholders' deficiency                           (3,083,094)      (4,116,174)
                                                             ------------     ------------

                                                             $  3,931,012     $  4,235,596
                                                             ============     ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                         Years Ended
                                                                         December 31,
                                                                -----------------------------
                                                                    2004             2003
                                                                ------------     ------------
Sales                                                           $  5,735,012     $    483,538
Cost of goods sold                                                 4,126,607          370,187
                                                                ------------     ------------
Gross profit                                                       1,608,405          113,351

Costs and expenses:
      General and administrative                                   1,038,977        1,015,719
      Depreciation and amortization                                   29,874            7,892
      Research and development                                       285,659          137,314
      Selling                                                          4,617           26,673
      Loss on disposal of asset                                           --            3,611
                                                                ------------     ------------
           Total costs and expenses                                1,359,127        1,191,209
                                                                ------------     ------------

Operating income (loss)                                              249,278       (1,077,858)

Other expense:
      Interest expense:
           Related parties                                           (86,916)         (37,879)
           Other                                                          --          (14,606)
                                                                ------------     ------------
                Total other expense                                  (86,916)         (52,485)
                                                                ------------     ------------

Income (loss) from continuing operations before
income tax expense                                                   162,362       (1,130,343)

Income tax expense                                                      (350)            (424)
                                                                ------------     ------------

Income (loss) from continuing operations                             162,012       (1,130,767)

Income (loss) from discontinued operations, including
$223,803 loss on disposal ($87,587 loss on disposal in 2003)
(Note 4)                                                             415,969          (86,019)
                                                                ------------     ------------

Net income (loss)                                               $    577,981     $ (1,216,786)
                                                                ============     ============

Net income (loss) per share - basic:
    Income from continuing operations                           $        .01     $       (.14)
    Income from discontinued operations                                  .03             (.01)
                                                                ------------     ------------

    Net income (loss)                                           $        .04     $       (.15)
                                                                ============     ============

Weighted average shares outstanding - basic                       15,121,985        8,146,747
                                                                ============     ============

Net income per share - diluted:
      Income from continuing operations                         $        .01     $       (.14)
      Income from discontinued operations                                .03             (.01)
                                                                ------------     ------------

      Net income (loss)                                         $        .04     $       (.15)
                                                                ============     ============

Weighted average shares outstanding - diluted                     16,069,623        8,146,747
                                                                ============     ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2004 and 2003

================================================================================

                                                                                                       Accumulated
                                           Common Stock       Additional   Common Stock                   Other
                                    ----------------------      Paid-in    Authorized   Accumulated   Comprehensive
                                       Shares       Amount      Capital    Not issued     Deficit         Loss           Total
                                    -----------    -------   -----------   --------    ------------    -----------    -----------
Balance - December 31, 2002           6,314,077    $ 6,314   $27,817,820   $     --    $(28,081,158)   $(3,098,705)   $(3,355,729)

Sales of common stock                 3,350,388      3,350       161,650         --              --             --        165,000
Issuance of common stock
 as satisfaction of liabilities         960,000        960        47,040         --              --             --         48,000
Common stock authorized,
 not issued                                  --         --            --     75,000              --             --         75,000

Net loss                                     --         --            --         --      (1,216,786)            --     (1,216,786)
Other comprehensive loss:
  Change in minimum
   pension obligation                        --         --            --         --              --        168,341        168,341
                                                                                                                      -----------
Total comprehensive loss                                                                                               (1,048,445)
                                    -----------    -------   -----------   --------    ------------    -----------    -----------

Balance - December 31, 2003          10,624,465     10,624    28,026,510     75,000     (29,297,944)    (2,930,364)    (4,116,174)

Sales of common stock                 4,670,000      4,670       236,330         --              --             --        241,000
Issuance of common stock
   as satisfaction of liabilities       742,500        743        36,383         --              --             --         37,126
Issuance of common stock
 in connection with the
 exercise of stock options               25,000         25         2,475         --              --             --          2,500
Common stock issued                   1,500,000      1,500        73,500    (75,000)             --             --             --
Net income                                   --         --            --         --         577,981             --        577,981
Other comprehensive income:
  Change in minimum
   pension obligation                        --         --            --         --              --        174,473        174,473
                                                                                                                      -----------
Total comprehensive income                                                                                                752,454
                                    -----------    -------   -----------   --------    ------------    -----------    -----------

Balance - December 31, 2004          17,561,965    $17,562   $28,375,198   $     --    $(28,719,963)   $(2,755,891)   $(3,083,094)
                                    ===========    =======   ===========   ========    ============    ===========    ===========

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                          Years Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     2004             2003
                                                                 ------------     ------------
Operating activities:
      Net income (loss)                                          $    577,981     $ (1,216,786)
      Adjustments to reconcile net income (loss) to net cash
       used in operating activities of continuing operations:
           (Income) loss from discontinued operations                (415,969)          86,019
           Depreciation and amortization                               29,874            7,892
           Loss on disposal of asset                                       --            3,611
           Expenses satisfied through issuance of debt or
            equity instruments                                         37,126           75,000
           Cash transferred to discontinued operations                     --          (15,589)
           (Increase) decrease in assets:
                Accounts receivable                                  (888,793)        (165,730)
                Other current assets                                  (40,147)             (67)
           Increase (decrease) in liabilities:
                Accounts payable                                     (109,385)          35,343
                Accrued expenses                                      182,262          (16,348)
                Accrued pension obligations                           161,546          199,403
                                                                 ------------     ------------
      Net cash used in operating activities of
       continuing operations                                         (465,505)      (1,007,252)

      Net cash provided by operating activities of
       discontinued operations                                        370,308          659,661
                                                                 ------------     ------------

      Net cash used in operating activities                           (95,197)        (347,591)
                                                                 ------------     ------------

Investing activities:
      Net cash used in investing activities of
       continuing operations:
           Increase in restricted funds, net                           (3,827)          (1,382)
           Purchase of property and equipment                        (118,856)         (63,110)
           Purchase of intangible asset                                    --          (12,070)
                                                                 ------------     ------------
      Net cash used in investing activities of
       continuing operations                                         (122,683)         (76,562)
                                                                 ------------     ------------

Net cash used in investing activities
       of discontinued operations                                          --         (128,959)
                                                                 ------------     ------------

Net cash used in investing activities                                (122,683)        (205,521)
                                                                 ------------     ------------

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

================================================================================

                                                                     Years Ended
                                                                     December 31,
                                                            -----------------------------
                                                                2004             2003
                                                            ------------     ------------
      Financing activities:
           Net borrowings from notes payable - other             146,184               --
           Net repayments of bank notes payable                 (101,915)         (78,610)
           Net borrowings (repayment) of notes payable -
            related party                                             --          (44,000)
           Proceeds from the issuance of long-term
            obligations - related party                          329,000          887,124
           Repayments of notes payable - related party           (72,000)              --
           Repayments of long-term obligations                  (246,107)        (396,346)
           Proceeds from issuances of common stock,
             net of expenses                                     243,500          165,000
                                                            ------------     ------------
      Net cash provided by financing activities of
       continuing operations                                     298,662          533,168

      Net cash used in financing activities of
       discontinued operations                                        --               --
                                                            ------------     ------------

      Net cash provided by financing activities                  298,662          533,168
                                                            ------------     ------------

Net increase (decrease) in cash                                   80,782          (19,944)

Cash - beginning of year                                          16,515           36,459
                                                            ------------     ------------

Cash - end of year                                          $     97,297     $     16,515
                                                            ============     ============

Supplemental continuing operations cash flow
 disclosures:
      Cash paid for:
           Interest                                         $     47,152     $     23,501
                                                            ============     ============

           Income taxes                                     $      2,157     $        424
                                                            ============     ============

                 See notes to consolidated financial statements.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Osley and Whitney, Inc. (O&W) ; Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). The Company has operated in the following four segments at various times throughout 2004 and 2003: IT Services Group (IGI), the Laser Group (LF, MLPC, ET, MMT and MT) the Photonics Group (IP) and the Plastics Group (O&W and EP). All significant intercompany accounts and transactions have been eliminated.

      Through  2003 the  Company has  continued  to change its  business  focus.
During 2003, the Company started a new business focusing in the field of information technology consulting and integration and on the emerging area of biometric technology as a complement to that effort (IT Services Group). Also, in early 2003 the Company decided to sell essentially all the assets and liabilities of its Laser Group (Note 4). Continuing in 2004 and 2003 the Company was still winding down the previously discontinued operations of the Laser, Plastics and Photonics groups.

NOTE 2. - MANAGEMENT PLANS

Business Strategy

      Beginning in 2003 and continuing into 2004, the Company began involvement in the field of information technology (IT) consulting and integration, concentrating on the emerging area of biometric technology as a complement to that effort. The Company's IT services include strategic staffing, program management, project management, technical engineering, software development and enterprise resource planning. The Company has entered into several Subcontract Agreements with a number of prime contractors to the Federal Government

      The Company entered into a three year Subcontract Agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2. - MANAGEMENT PLANS - CONTINUED

Capital Formation Strategy

      On August 5, 2003, the financial institution which held the consolidated promissory note obligation with O&W, that was guaranteed by IGI (Note 9b), sold the obligation to a related third party. The sale of the consolidated promissory note is evidenced by a non-recourse assignment agreement between the financial institution and the related third party. The financial institution assigned the rights under the consolidated promissory note to the related third party. As of December 31, 2004 the Company is obligated to the related third party for principal and accrued interest in the aggregate amount of approximately $235,000 ($219,000 - 2003). During 2004 the terms of the note were revised and the principal is now due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

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

      The new business strategy described above, as well as the various capital raising activities engaged in by the Company subsequent to December 31, 2004 have allowed the Company to continue operations. The Company believes, but can offer no assurances, that its current operations, as restructured, coupled with its demonstrated ability to raise capital will provide sufficient working capital to fund its operations through 2005 and beyond.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement (Note
9). These funds are held in cash deposit and treasury trust accounts.

      Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable net of an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is to not accrue interest on past due receivables. Management has determined that a reserve of approximately, $25,000 for doubtful accounts for continuing operations is necessary for the year ended December 31, 2004 (no reserve - December 31, 2003). As of December 31, 2003 there was an allowance for doubtful accounts receivable of approximately $54,000 relating to assets held for sale.

      Sale of Certain Accounts Receivable - During 2004, the Company established a financing line with a financial institution (the Purchaser). In connection with the factoring line of credit the Company adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

      As a result of management's decision to sell certain assets of Laser Fare as of 2003, the Company wrote down the net assets to the net realizable value, which resulted in a loss of approximately $99,000, which is included in loss from discontinued operations for the year ended December 31, 2003.

      Revenue Recognition - Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

      During the year ended December 31, 2004 sales to three customers accounted for 87% of total revenues from continuing operations (98% for one customer in 2003) and 40% of accounts receivable at December 31, 2004 (95% - 2003).

      Advertising - The Company expenses advertising costs as incurred. No advertising expense from continuing operations was incurred for the year ended December 31, 2004 ($10,000 - 2003).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense from continuing operations amounted to $285,659 for the year ended December 31, 2004 ($137,314 - 2003) and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru(TM) biometric access control product.

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

      Earnings Per Share - Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2004:

      Numerator:
           Income available to common stockholders
            from continuing operations                        $    162,012
                                                              ============

           Weighted average shares outstanding                  15,121,985
                                                              ============

      Denominator for diluted income per share:
           Weighted average shares outstanding                  15,121,985
           Common stock options and stock warrants                 947,638
                                                              ------------

           Weighted average shares and conversions              16,069,623
                                                              ============

      As of December 31, 2003, all outstanding stock options, warrants and convertible obligations have not been considered common stock equivalents because their assumed exercise would be anti-dilutive. If the Company had generated earnings during the year ended December 31, 2003, common stock equivalent shares would have been added to the weighted averages shares outstanding and resulted in 16,252,480 shares.

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

      Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

      Stock Based Compensation - The Company accounts for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to
Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net income (loss) and income (loss) per share for 2004 and 2003, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (Note 11). Stock options and warrants issued to non-employees are recognized as compensation expense based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

      Recent Accounting Pronouncements - Subsequent to December 31, 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision will become effective for the Company commencing January 1, 2006. See Note 11 for the impact of expensing the fair value of options granted.

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

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      The proceeds from the liquidation were used to repay a portion of the remaining mortgage, term loan and demand note bank obligations, which were secured by the assets. In addition, a portion ($300,000) of the proceeds from the sale of the net assets of EP were used to repay a portion of these secured obligations. These obligations were also guaranteed by IGI. The remaining net obligation to the secured lender after the repayments, including accrued interest and closing expenses, amounted to approximately $211,000. IGI assumed this remaining outstanding balance and reduced its intercompany receivable from O&W. The secured lender agreed to convert the balance into a 7.75% term loan due in monthly installments of approximately $7,275 based on a 30-month amortization schedule, with a balloon payment of approximately $145,000 due in October of 2003. See Note 9b for further discussion on this outstanding obligation.

      On March 14, 2002, the Company sold the net assets of its EP subsidiary for $725,000, consisting of $575,000 in cash (of which $300,000 was paid to the O&W secured lender) and a five-year 8% subordinated $150,000 note, due upon maturity with quarterly interest payments. The purchasers included a former employee of EP and the Company's chief operating officer at the time of sale. The sale was negotiated at "arm's length" by disinterested management with the former employees and his financier. The gain resulting from this transaction amounted to approximately $45,000 and is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002. During the year ended December 31, 2002 EP's operations resulted in income up until the decision to dispose of the Plastics Group of approximately $3,000, which is included in loss from discontinued operations in the accompanying statement of operations. During 2002, IGI offset a portion of the $150,000 note with the closing costs of the sale amounting to approximately $26,000 paid by EP in completing the deal. In addition, the Company wrote off $50,000 of the note, because this amount was originally intended to cover contingencies that did not materialize. The loss resulting from this offset and write off amounting to approximately $76,000 was included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002. The interest earned on this note through December 31, 2004 in the amount of $21,633 ($15,529
- 2003) has not been recognized because management believes collection of the interest is doubtful at this time. The remaining balance of the note at December 31, 2004 and 2003 after the offset and write-off is approximately $74,000.

      Laser - On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003. The balances of the assets held for sale at December 31, 2003 was $2,919,154 with related liabilities of $781,847. During the year ended December 31, 2004, LF had income from operations of approximately $494,000 (2003 - loss from operations of approximately $417,000) which is included in income (loss) from discontinued operations in the accompanying statements of operations.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      In accordance with FASB 144, the disposal of the Photonics, Plastics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for LF, IP, O&W, and EP have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets of discontinued operations. The operating results for all three segments are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

      The following is a summary of financial position and results of operations at December 31, 2004 and 2003 and for the years then ended for the disposed Photonics (IP), Plastics (O&W and EP), and Laser (LF) segments:

                                                                December 31,
                                                        ----------------------------
      Financial Position                                    2004            2003
                                                        ------------    ------------
      Assets held for sale:
           Current assets                               $         --    $    858,949
           Property and equipment                                 --       2,060,205
                                                        ------------    ------------

                Total assets held for sale              $         --    $  2,919,154
                                                        ============    ============

      Accounts payable and accrued
       expenses held for sale                           $         --    $    781,847
                                                        ============    ============

      Current assets and total assets of
       discontinued operations                          $    205,921    $    870,287
                                                        ============    ============

      Liabilities of discontinued operations:
           Accounts payable and accrued
            expenses                                    $    212,300    $    928,349
           Unsecured note payable                              5,000           5,000
                                                        ------------    ------------

           Total liabilities of discontinued
            operations                                  $    217,300    $    933,349
                                                        ============    ============

                                                           Years Ended December 31,
                                                        ----------------------------
      Results of Operations                                 2004            2003
                                                        ------------    ------------

      Revenue from discontinued operations              $  3,051,820    $  6,195,517
                                                        ============    ============

      Income from discontinued operations               $    639,772    $      1,568

      Loss on disposal of discontinued
       operations                                           (223,803)        (87,587)
                                                        ------------    ------------

      Net income (loss) from discontinued operations    $    415,969    $    (86,019)
                                                        ============    ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                                   December 31,
                                        Depreciable        ----------------------------
                                           Lives               2004            2003
                                     -----------------     ------------    ------------

      Land                               N/A               $         --    $         --
      Building and leaseholds        18   -   40 years               --              --
      Machinery and equipment         3   -   10 years          145,025          61,943
      Furniture and fixtures          5   -    7 years               --              --
      Software                        3   -    5 years          138,057          57,355
                                                           ------------    ------------
                                                                283,082         119,298
      Accumulated depreciation                                 (43,175)         (19,863)
                                                           ------------    ------------

                                                           $    239,907    $     99,435
                                                           ============    ============

NOTE 6. - NOTES RECEIVABLE

      Notes receivable at December 31, 2004 consist of:

      Note  receivable  with  monthly  interest and  principal  payments of
      $4,000 plus an additional $5,000 monthly  principal  curtailment with
      interest at prime rate (5.25% at December 31, 2004) plus 3%.                     $     50,207

      Term  notes   receivable  due  in  monthly   principal  and  interest
      installments  of  approximately  $13,000 each with  interest at prime rate (5.25% at December 31, 2004) plus .75% and 1%:
           through February 2011                                                            697,990
           through December 2014                                                            974,110

      Term note  receivable  related to capital  lease  with  annual  principal
      payment of $40,000 and interest at 7.25% through 2012.                                415,000

      Note receivable due in connection with the sale of EP (see Note 4).                    73,897
                                                                                        -----------
                                                                                          2,211,204
      Less current portion                                                                 (270,347)
                                                                                        -----------

      Notes receivable, net of current portion                                         $  1,940,857
                                                                                        ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6. - NOTES RECEIVABLE - CONTINUED

      In connection with sale of assets and assumption of certain liabilities of LF by Rolben Acquisition Company (Rolben) at December 31, 2004, Rolben issued notes receivables in the following amounts: $50,207, $697,990, $974,110 and $415,000.

      Rolben pledged as security for payment of these notes a security interest in all of the personal property of Rolben and the common stock of Rolben and LFI, Inc. and shares of common stock of the Company owned by one of the principals of Rolben & LFI.

      During the second quarter of 2005, these notes receivable were repaid in full by Rolben (see Note 18).

NOTE 7. - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                     December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------

      Technology license                    $     12,070     $     12,070
      Deferred financing costs                   119,499          119,499
                                            ------------     ------------
                                                 131,569          131,569
      Accumulated amortization                   (81,043)         (68,651)
                                            ------------     ------------

                                            $     50,526     $     62,918
                                            ============     ============

      The approximate future amortization expense for the next five years is as follows:

                   2005                          $  9,400
                   2006                          $  6,400
                   2007                          $  6,400
                   2008                          $  6,400
                   2009                          $  6,400

NOTE 8. - NOTES PAYABLE

      Notes payable consists of the following:

                                                          December 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------

      Note payable - bank (a)                     $     50,207    $    152,122
      Notes payable - other (b)                        176,184          30,000
      Notes payable - related parties (c)                9,906           9,906
                                                  ------------    ------------

                                                  $    236,297    $    192,028
                                                  ============    ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8. - NOTES PAYABLE - CONTINUED

      (a) Demand Notes - LF maintained a line of credit with a financial institution that provided for borrowings of up to $525,000 with interest at the bank's prime rate plus .50%. During November 2001, LF refinanced the outstanding balance on the line of credit, which amounted to approximately $285,000, into a demand note. The bank demand note required monthly principal and interest payments amounting to approximately $5,800 through November 2002, at which point the remaining unpaid balance was due. This due date has been extended with a reduction of required monthly principal and interest payments to approximately $4,000. In addition, LF is required to pay a monthly principal curtailment of $5,000. The outstanding balance as of December 31, 2004 amounted to $50,207 ($152,122 in 2003) and bears interest at the bank's prime rate (5.25% at December 31, 2004) plus 3%. All the assets of LF and the guarantee of the Company secure the note.

      (b) Notes Payable - Other - During 2003, $30,000 was reclassified from notes payable -related parties since the holder was no longer a stockholder in 2003. At December 31, 2004, $30,000 ($30,000 - 2003)
            was outstanding and bears interest at 10%.

            During 2004, the Company entered into a line of credit note an agreement with one if its prime contractors whereby the prime contractor may lend amounts when requested by the Company based on the balance of accounts receivable due from the prime contractor. According to the terms of the subcontract agreement, the customer is required to pay the Company on the outstanding invoices upon and to the extent of funding from the U.S. Government. Therefore, the customer has agreed to advance the Company money from time to time under the line of credit note agreement in the amount of the outstanding invoices due from the prime contractor, but not to exceed $600,000. The advances bear interest at prime rate (as published in the New York Times) for the first 45 days the advance is outstanding. Interest after the first 45 days floats at the prime rate plus 2% (effective rate of 7.25% at December 31, 2004). The advances are secured by a security interest in current and future invoices and proceeds. Each advance is due and payable in full including all principal and accrued interest on the date that the invoice with respect to which the advance is made is paid. Any payments not made timely are accessed a 5% late fee. The balance due to the prime contractor was $146,184 at December 31, 2004.

      (c) Notes Payable - Related Parties - During the year ended December 31, 2001 the Company issued various unsecured short-term notes payable to the former president/ principal stockholder. The remaining obligation due to the former president/ principal stockholder at December 31, 2002 was $24,000 and bears interest at 10%. The obligation was eliminated during 2003 in connection with the sale of certain assets of LF.

            During 2000 and 2001, the Company issued unsecured short-term notes payable to various employees/ stockholders. The remaining obligation due to these employees/ stockholders at December 31, 2002 amounted to $59,906, and bear interest at rates that range from 8% to 10%. During 2003, the Company repaid $20,000 and $30,000 was reclassified to notes payable - other since the note holder was no longer a stockholder in 2003. At December 31, 2004 there is $9,906 ($9,906 -
            2003) outstanding, which is comprised of a note for $5,000, which bears interest at 10%, and a note for $4,906, which bears interest at 8%.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS

      Long-term obligations consists of:

                                                               December 31,
                                                       ----------------------------
                                                           2004            2003
                                                       ------------    ------------
      Term notes - bank (a)                            $  1,747,705    $  1,908,692
      Term notes - related parties (b)                    1,144,124         887,124
      Capital lease obligations  (c)                        445,000         485,000
                                                       ------------    ------------
                                                          3,336,829       3,280,816
      Less current maturities and reclassifications       2,172,572       2,360,840
                                                       ------------    ------------

      Total long-term obligations                      $  1,164,257    $    919,976
                                                       ============    ============

      Future annual  maturities  subsequent to December 31, 2005 are as follows:
      $277,257 - 2006 and $887,000 - 2007.

      (a) Term Notes - A $1,250,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2004 amounted to $697,791 ($790,366 - 2003) and bears interest at the bank's prime rate (5.25% at December 31, 2004) plus 1.0%. All the assets of LF and the guarantee of the Company secure the note. The Company was in violation of certain loan covenants as of December 31, 2004 and 2003. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2004 and 2003.

            A $1,260,000 bank term promissory note that requires monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2004 amounted to $974,056 ($1,046,945 - 2003) and bears interest at the bank's prime rate (5.25% at December 31, 2004) plus .75%. The Company has violated certain covenants under the term of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of the note has been classified as current as of December 31, 2004 and 2003.

            During the fourth quarter of 2002, the Company's contract with DARPA was terminated which resulted in an event of default under the Company's financing agreements with Laurus Master Fund, Ltd. Upon occurrence of this event, the $1.0 million two year convertible note issued on February 5, 2002 and the $500,000 convertible note issued on June 21, 2002 became immediately due and payable. As a result, Laurus Master Fund, Ltd. took immediate possession of the funds held in the restricted bank accounts. Approximately $1.474 million was applied as a reduction of the outstanding obligation. As of December 31, 2003, $34,000 remained outstanding and was included in the current portion of long-term obligations. The principal balance and accrued interest was satisfied in 2004 through the issuance of 50,000 common shares and payment of $34,000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

            The Company entered into loans in 2004 and 2003 relating to the financing of equipment. The loans have an aggregate balance of $75,858 at December 31, 2004 ($37,381 - 2003), bear interest at rates ranging from 3.5 % to 5.8% and are due in aggregate monthly installments of approximately $1,200 through July 31, 2007 at which time the remaining principal balance of approximately $45,000 is due.

      (b) Notes Payable - Related Parties - During the year ended December 31, 2004 the Company issued two secured notes payable to a stockholder aggregating $115,000. During the year ended December 31, 2003 the Company issued a secured note payable to this same stockholder for $150,000. All of these borrowings bear interest at 12% and are due in January 2006. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable. Amounts outstanding at December 31, 2004 amounted to $265,000 ($150,000 - 2003).

            During 2004 and 2003, the Company issued various unsecured notes payable to a member of the board of directors amounting to $314,000 at December 31, 2004 ($240,000 - 2003) which bear interest at 6%. Effective December 1, 2004 the terms of the notes were modified. The maturity dates were extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

            In addition during 2004 the Company borrowed $44,000 from this same member of the board of directors. The note is unsecured and bears interest at 6% and is due in May 2005.

            IGI guaranteed and assumed the outstanding secured bank obligations of O&W (Note 4). The remaining obligation with this financial institution was evidenced by a new consolidated promissory note. The new consolidated promissory note was to be amortized over thirty months, and repaid in twelve monthly installments of $7,276 plus interest at 7.75% per annum with a balloon payment of approximately $145,000 due in November 2003. The outstanding balance as of December 31, 2002 amounted to $197,544. During 2003 the bank sold this obligation to a related third party (Note 2). The outstanding balance as of December 31, 2004 and 2003 amounted to $203,324 and bears interest at 7.75% per annum. Effective December 31, 2003, the terms of the note were revised and principal is due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

            During the years ended December 31, 2004 and 2003, the Company issued various notes to the same related party amounting to $317,800 at December 31, 2004 ($293,800 - 2003). The notes bear interest at 6% and previously were to mature on January 1, 2006. Effective December 1, 2004, the terms of the notes were revised and the entire principal is due on January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

      (c) Capital lease obligations - The Company is obligated under a capital lease for the LF operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of December 31, 2004 amounted to $445,000 ($485,000 -
            2003). Annual payments of principal are $40,000 for fiscal 2004 and increase by $5,000 annually through June 2012. Under the terms of this credit facility, the Company is prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company is required to comply with certain covenants. Certain of these covenants were violated at December 31, 2004 and 2003. Accordingly, the entire outstanding portion of this obligation has been classified as current.

      Minimum future annual payments of long-term obligations as of December 31, 2004 are as follows:

            2005                                             $        313,017
            2006                                                      543,280
            2007                                                    1,167,191
            2008                                                      294,818
            2009                                                      304,926
            Thereafter                                                996,347
                                                              ---------------
            Total minimum payments                                  3,619,579
            Less amount representing interest                        (282,750)
                                                              ---------------
                                                                    3,336,829
            Less current maturities                                    55,725
            Less current maturities due to violation
             of covenant                                            2,116,847
                                                              ---------------

            Total long-term obligations                      $      1,164,257
                                                              ===============

NOTE 10. - STOCKHOLDERS' DEFICIENCY

      A.    Preferred Stock

                  The  certificate  of  incorporation  authorizes  the  board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2004 and 2003 there were no preferred shares issued or outstanding.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

      B.    Common Stock

            During the year ended December 31, 2004, the following common stock transactions took place:

            o The Company issued 4,670,000 shares of common stock to accredited investors at prices ranging from $.05 to $.10 per share, resulting in proceeds of $241,000.

            o The Company issued 742,500 shares of common stock as satisfaction of liabilities amounting to $37,126. The fair market value of the shares issued equaled the amount of the recorded liability relieved.

            o     An employee  exercised stock options resulting in the issuance
                  of  25,000  shares  of  common  stock.   Total   consideration
                  resulting from this exercised option amounted to $2,500.

            o The Company authorized the issuance of 1,500,000 common shares at $.05 per share in 2003, resulting in $75,000 of compensation expense. The shares were authorized to three employees as consideration for accepting employment. These shares were issued during 2004.

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

NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

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

NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

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

                  In connection with the debt financing during 2002, the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company's common stock at $2.40 per share. The warrants were immediately exercisable and expire five years from the date of grant. The warrant value amounting to $103,872 was determined using the Black-Scholes option pricing model. These warrants expire in 2007.

                  During 2002,  the Company  granted  common  stock  warrants to purchase 200,000 shares of the Company's common stock as satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants are exercisable at $3.00 per share, vested immediately and expire in 2005.

      There were no warrants granted during the years ended December 31, 2004 and 2003.

      The following is a summary of the warrant activity for the past two years:

                                            Number              Weighted
                                          of Warrants            Average
                                          Outstanding        Exercise Price
                                          -----------        --------------

Outstanding at December 31, 2002              1,347,600        $    3.93
       Expired                                 (849,200)       $    4.70
                                         --------------

Outstanding at December 31, 2003                498,400        $    2.63
       Expired                                  (73,400)       $    3.41
                                         --------------

Outstanding at December 31, 2004                425,000        $    2.50
                                         ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

      All warrants are exercisable as of December 31, 2004 and 2003. Warrants outstanding at December 31, 2004 have exercise prices ranging from $1.63 to $3.00.

NOTE 11. - STOCK OPTION PLANS

      The Company's Board of Directors has approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, and 1999 authorizing the granting of options to purchase up to an aggregate of 2,314,407 shares through December 31, 2004 (2,340,000 - 2003). Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2004, options to purchase 75,152 shares remain un-issued under these plans.

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

                  The  following  is a  summary  of stock  option  activity  for individuals classified as employees for the past two years:

                                                    Number           Weighted
                                                   of Shares          Average
                                                 Under Option     Exercise Price
                                                 ------------     --------------

            Outstanding at December 31, 2002           300,581      $    1.64
                   Granted                           1,610,000      $     .06
                   Expired                            (223,006)     $    1.47
                                                --------------
            Outstanding at December 31, 2003         1,687,575      $     .16
                   Granted                             258,500      $     .09
                   Exercised                           (25,000)     $     .10
                   Expired                             (25,593)     $    1.38
                                                --------------

            Outstanding at December 31, 2004         1,895,482      $     .13
                                                ==============

            Exercisable at December 31, 2004         1,828,815      $     .13
                                                ==============

                  The  average  fair value of options  granted was $.08 and $.05 per share for the years ended December 31, 2004 and 2003, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCK OPTION PLANS - CONTINUED

      Options outstanding and exercisable at December 31, 2004 are made up of the following:

                                            Options Outstanding                          Exercisable
                             ------------------------------------------------    ----------------------------
                                                  Weighted
                                                   Average
                                                  Remaining          Weighted                        Weighted
                                 Number          Contractual         Average           Number         Average
                                   of              Life in           Exercise            of          Exercise
                                Options             Years            Options          Options          Price
                                -------             -----            -------          -------          -----
       Less than $1.50            1,838,500           8.2            $   .06          1,771,833     $     .06
                                                    =====             ======                         ========
       $1.50 - $2.50                 56,982           1.0            $  2.50             56,982     $    2.50
                             --------------         =====             ======     --------------      ========

             Total                1,895,482           7.9            $   .13          1,828,815     $     .13
                             ==============         =====             ======     ==============      ========

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

      C.    Directors' Stock Option Plan

                  In April 1993, the Board of Directors and  stockholders of the
            Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director is granted 7,500 options upon becoming a director and 5,000 each year thereafter on the date of the Company's annual stockholders' meeting. There was no annual stockholders' meeting during 2004, therefore, there were no options granted under this plan during 2004. There were 15,000 options granted under this plan during 2003. During 2004, 17,500 options were forfeited as a result of a Director resigning from the Board. There were no forfeitures in 2003. At December 31, 2004, there were 42,000 (59,500 in 2003) options outstanding to directors under this plan, of which 37,000 options were exercisable (46,168 in 2003). These options are exercisable at prices ranging from $.10 to $9.40 per share. The options vest over a two-year service period. The options expire at various dates from 2005 to 2013.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11. - STOCK OPTION PLANS - CONTINUED

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation," and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share from continuing operations would have increased (decreased) as follows:

                                                    For the Years Ended
                                                        December 31,
                                                  ------------------------
                                                     2004          2003
                                                  ----------    ----------

      Net income (loss) - as reported (000's)     $      578    $   (1,217)
      Total stock based employee compensation
       expense determined under the fair value
       method for all awards (000's)                     (27)          (76)
                                                  ----------    ----------

      Net income (loss) - pro forma (000's)       $      551    $   (1,293)
                                                  ==========    ==========

      Basic:
           Income (loss) per share as reported    $      .04    $     (.15)
                                                  ==========    ==========
           Income (loss) per share pro forma      $      .04    $     (.16)
                                                  ==========    ==========

      Diluted:
           Income (loss) per share as reported    $      .04    $     (.15)
                                                  ==========    ==========
           Income (loss) per share pro forma      $      .03    $     (.16)
                                                  ==========    ==========

      The fair  value of each  option  grant is  estimated  on the date of grant
using  the   Black-Scholes   option-pricing   model   based  on  the   following
weighted-average assumptions:

                                                 2004            2003
                                             ------------    ------------

      Expected dividend yield                     0%              0%
      Expected stock price volatility            100%            100%
      Risk-free interest rate                    4.5%            4.5%
      Expected life of options                 10 years       9.69 years

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - INCOME TAXES

      The components of the income tax (expense) benefit is as follows:

                                                     December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------

      Current:
           Federal                          $         --     $         --
           State                                    (350)            (424)
                                            ------------     ------------
                                                    (350)            (424)

      Deferred                                  (276,000)        (292,000)
      Reversal of valuation allowance            276,000          292,000
                                            ------------     ------------

                                            $       (350)    $       (424)
                                            ============     ============

      At  December  31,  2004,  the  Company  had  federal  net  operating  loss carryforwards of approximately $26,400,000 and state net operating loss carryforwards of approximately $15,000,000, which expire from 2009 through 2024. Due to a greater than 50% change in stock ownership of certain subsidiaries, the utilization of net operating loss carryforwards generated to the date of such change may be limited.

      At December 31, 2004, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $10,505,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

      The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                          December 31,
                                                 -----------------------------
                                                     2004             2003
                                                 ------------     ------------

      Deferred tax assets:
           Net operating loss and tax credit
            carryforwards                        $  9,544,000     $ 10,000,000
           Defined benefit pension liability          870,000          875,000
           Reserves and other                         138,000          185,000
                                                 ------------     ------------
                 Gross deferred tax asset          10,552,000       11,060,000

      Deferred tax liabilities:
           Property and equipment                     (47,000)        (279,000)
                                                 ------------     ------------
                 Gross deferred tax liability         (47,000)        (279,000)
                                                 ------------     ------------

      Net deferred tax asset                       10,505,000       10,781,000
      Deferred tax asset valuation allowance      (10,505,000)     (10,781,000)
                                                 ------------     ------------

      Net deferred tax asset                     $         --     $         --
                                                 ============     ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 12. - INCOME TAXES - CONTINUED)

The Statutory U.S. Federal rate is 34% for the year ended December 31, 2004 and 2003. The effective income tax rate is (.03)% for the year ended December 31, 2004 and (.06)% for the year ended December 31, 2003. The primary difference between the U.S. Statutory Federal income tax rate and the effective income tax rate is the tax impact of the deferred tax asset valuation allowance.

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

      Profit Sharing Plans - Prior to the sale of LF's businesses, LF had a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants could defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan was discretionary. During 2004, a $15,600 ($20,100 in 2003) discretionary contribution was made to the profit-sharing plan.

      Defined Benefit Plan - The Company has a contributory defined benefit pension plan that covered all salaried and hourly employees at O&W that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001 the Company discontinued the operations of O&W but retained the obligation to fund the plan into the future. The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan will remain in existence and continue to pay benefits as participants qualify, invest assets and receive contributions. The Company's policy is to fund pension costs accrued subject to the Company's available cash to make such contributions. Net periodic pension expense includes the following components.

                                                 For the Years Ended
                                                     December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------

      Interest cost                         $    338,627     $    344,944
      Expected return on plan assets            (293,553)        (267,553)
      Actuarial loss                             116,472          122,012
                                            ------------     ------------

          Total pension expense             $    161,546     $    199,403
                                            ============     ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                          2004             2003
                                                      ------------     ------------

      Projected benefit obligation:
          Benefit obligation at beginning of year     $  5,811,249     $  5,474,408
          Interest cost                                    338,627          344,944
          Actuarial loss (gain)                            (60,091)         410,577
          Benefits paid                                   (402,174)        (418,680)
                                                      ------------     ------------

          Benefit obligation at end of year              5,687,611        5,811,249

      Plan assets at fair value:
          Fair value of plan assets at
           beginning of year                             3,621,035        3,315,256
          Actual return of plan assets                     367,617          781,856
          Benefits paid                                   (402,174)        (418,680)
          Expenses paid                                    (76,154)         (57,397)
                                                      ------------     ------------

          Fair value of plan assets at end of year    $  3,510,324     $  3,621,035
                                                      ============     ============

      Funded status (deficit)                         $ (2,177,287)    $ (2,190,214)

      Unrecognized actuarial loss                       (2,755,891)      (2,930,364)
                                                      ------------     ------------
                                                        (4,933,178)      (5,120,578)

      Adjustment required to recognize minimum
       pension liability                                 2,755,891        2,930,364
                                                      ------------     ------------

      Accrued pension cost                            $ (2,177,287)    $ (2,190,214)
                                                      ============     ============

      The major actuarial assumptions used in the calculation of the pension obligation were as follows:

                                                2004             2003
                                            ------------     ------------

      Discount rate                              5.75%             6.5%
      Expected return on plan assets             9.25%             8.5%
      Rate of increase in compensation            N/A              N/A

      Assets in the trust fund are held for the sole benefit of participating former employees and retirees. They are comprised of corporate equity securities and guaranteed investment contracts sponsored by an insurance company.

      The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan's asset allocation using historical returns and surveys of other reporting company's rate of return assumptions. The discount rate assumption is based on published pension liability indices.

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

      The Company did not make any contributions for the years ended December 31, 2004 and 2003, although they were required to make minimum required contributions based upon IRS rules. In March 2005, the Company filed with the IRS a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 and prior plan years of $979,328.

      The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2004 and 2003, by asset category, are as follows:

      Asset Category                       Target %        2004          2003
                                          ----------    ----------    ----------

      Equity securities                          65%           60%           76%
      Guaranteed investment contracts            35            40            24
                                          ----------    ----------    ----------

      Total                                     100%          100%          100%
                                          ==========    ==========    ==========

NOTE 14. - COMMITMENTS

      A.    Lease Commitments

            The Company leases certain equipment and its headquarters and branch office facilities under operating lease agreements that expire at various dates through 2007. The operating lease agreements for the factory space and equipment utilized at the LF subsidiary were transferred to LFI as part of the asset sale (Note 2). Rent expense for continuing operations under operating leases for the each years ended December 31, 2004 and 2003, was approximately $27,000.

            Following is the approximate future minimum payments required under these leases:

                   2005                             $     64,000
                   2006                                   52,000
                   2007                                   43,000
                                                    ------------

                                                    $    159,000
                                                    ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14. - COMMITMENTS - CONTINUED

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

            In 2004, the board of directors approved a bonus to be paid to the three officers as a reward for their performance in 2003 and 2004. The officers earned a total of $60,000 through December 31, 2003, which is included in accrued liabilities at December 31, 2003. The three officers earned a total of $40,000 during 2004 which has been included in the accompanying statement of operations for the year ended December 31, 2004.

            In 2003, LF entered into an employment agreement with its former Chairman and former Chief Executive Officer. The agreement provides for base compensation of $150,000 for a five-year term as well as, among other things, incentive compensation, termination benefits in the event of death, disability and termination for other than cause and covenants against competition. This agreement terminated when the employee resigned from LF in late 2003. Subsequent to December 31, 2003, LF entered into an employment agreement with the new President and Chief Executive Officer at LF that expired on December 31, 2004. The agreement provided for a base compensation of $105,000 per year. In addition, the agreement provided for, among other things, discretionary bonus compensation.

      C.    Consulting Agreement

            Beginning in 2003 and continuing in 2004, the Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis. ICC provides consulting services relating to the development, production, marketing and sales of the Company's TouchThru(TM) access control product as well as other general corporate matters. The Company paid ICC $137,265 during the year ended December 31, 2004 ($92,688 - 2003).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                               2004            2003
                                                           ------------    ------------
      Demand note reclassed to long-term obligation        $         --    $    197,544
                                                           ============    ============

      Conversion of legal fees outstanding to common
       stock                                               $         --    $     48,000
                                                           ============    ============

      Common stock authorized not issued, transferred
       to issued                                           $     75,000    $         --
                                                           ============    ============

      Purchase of vehicle through long-term obligations    $     45,120    $     41,199
                                                           ============    ============

      Conversion of long-term obligation and related
       accrued interest and fees to common stock, net
       of capitalized costs written off                    $      5,000    $         --
                                                           ============    ============

      Asset held for sale sold in exchange for notes
       receivable                                          $  2,137,307    $         --
                                                           ============    ============

NOTE 16. - BUSINESS SEGMENTS

      Prior to 2002, the Company's businesses were organized, managed and internally reported as three segments. The segments were determined based on differences in products, production processes and internal reporting. During 2001 the Company approved a plan to discontinue the operations of the Plastics Group (Note 4). During the year ended December 31, 2002, the Company decided to discontinue the operation of its Photonics Group and liquidated its remaining assets as a result of its major customer canceling their contract. During 2002, the Company operated the Laser Group and during the forth quarter of 2003, decided to sell substantially all of the assets and liabilities of LF. During 2003, the Company reclassified all of the assets and certain liabilities of its Laser Group as held for sale.

      Also, in 2003 the Company started a new business focusing in the field of information technology consulting and integration and concentrating on the emerging area of biometric technology as a complement to that effort (Note 2). Beginning in 2003 and continuing in 2004, the Company's business is organized, managed and internally reported as one segment, the IT Services Group.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16. - BUSINESS SEGMENTS - CONTINUED

        A summary of selected consolidated information for the Company's industry segments during 2004 is set forth as follows:

                                                    Laser         Photonics          IT
       2004                                         Group           Group         Services      Consolidated
       ----                                         -----           -----         --------      ------------
Sales to unaffiliated customers                 $         --    $         --    $  5,735,012    $  5,735,012
                                                ============    ============    ============    ============
Operating income                                $         --    $         --    $    249,278    $    249,278
                                                ============    ============    ============    ============
Income from discontinued operations             $    268,439    $    147,530    $         --    $    415,969
                                                ============    ============    ============    ============
Interest expense                                $         --    $         --    $     86,916    $     86,916
                                                ============    ============    ============    ============
Identifiable assets                             $  2,215,142    $    205,921    $  1,509,949    $  3,931,012
                                                ============    ============    ============    ============
Depreciation and amortization                   $         --    $         --    $     29,874    $     29,874
                                                ============    ============    ============    ============
Capital expenditures                            $         --    $         --    $    118,856    $    118,856
                                                ============    ============    ============    ============
Capital expenditures of discontinued segment    $         --    $         --    $         --    $         --
                                                ============    ============    ============    ============

        A summary of selected consolidated information for the Company's industry segments during 2003 is set forth as follows:

                                                    Laser         Photonics          IT
       2003                                         Group           Group         Services      Consolidated
       ----                                         -----           -----         --------      ------------
Sales to unaffiliated customers                 $         --    $         --    $    483,538     $    483,538
                                                ============    ============    ============     ============
Operating loss                                  $         --    $         --    $ (1,077,858)    $ (1,077,858)
                                                ============    ============    ============     ============
Income (loss) from discontinued operations      $   (504,723)   $    418,704    $         --     $    (86,019)
                                                ============    ============    ============     ============
Interest expense                                $         --    $         --    $     52,485     $     52,485
                                                ============    ============    ============     ============
Identifiable assets                             $  3,001,662    $    870,287    $    363,647     $  4,235,596
                                                ============    ============    ============     ============
Depreciation and amortization                   $         --    $         --    $      7,892     $      7,892
                                                ============    ============    ============     ============
Capital expenditures                            $         --    $         --    $     63,110     $     63,110
                                                ============    ============    ============     ============
Capital expenditures of discontinued segment    $    128,959    $         --    $         --     $    128,959
                                                ============    ============    ============     ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17. - LITIGATION

      The Company is the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserts that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleges that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action the Company seeks compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company has not recorded the award in its financial statements due to the uncertainty associated with the judgment.

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

      The Company also filed a counterclaim in the arbitration proceeding. The Company filed a related claim against the respondent in the Superior Court, State of Rhode Island on September 5, 2003. The Company claims that the defendant breached certain provisions of his employment agreement, breached fiduciary duties he owed to the Company and violated several provisions of the June 27, 2002 letter agreement. The Company seeks compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate. As of December 31, 2004 and 2003, the Company has recorded the amount under the original agreement less payments made to date as a liability until they are legally released from obligation.

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

NOTE 18. - OTHER SUBSEQUENT EVENTS

      2005 Stock Option Plan - In March 2005 the Board of Directors authorized and approved a 2005 stock option plan. The plan authorizes the granting of options to purchase up to 4,000,000 shares of the Company's common stock. The plan shall terminate 10 years after the effective date of the plan. The stock option plan is subject to the approval of the shareholders of the Company.

      Notes Receivable/Note Payable/Long-Term Obligations - In May 2005 notes receivable from Rolben Acquisition Company aggregating approximately $2,100,000 (see Note 6) were paid off in full. Simultaneous with this, the Company paid off notes payable - bank and long-term obligations/capital lease obligation (see
Note 9) aggregating approximately $2,100,000.