Form 10QSB
period 2005-03-31
INFINITE GROUP INC
filed 2005-07-26
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                            595 Blossom Rd. Suite 309
                            Rochester, New York 14610
                     (Address of principal executive office)

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

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

         TABLE OF CONTENTS                                                  PAGE

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Balance Sheet - March 31, 2005 (unaudited) and
               December 31, 2004 (audited)                                     3

               Statements of Operations - (unaudited) for the three
               month periods ended March 31, 2005 and 2004                     4

               Statements of Cash Flows - (unaudited) for the three
               month periods ended March 31, 2005 and 2004                     5

               Notes to  Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                           10

     Item 3.   Controls and Procedures                                        13

PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings                                             14

      Item 2.   Unregistered Sales of Equity Securities and
                Use of Proceeds                                               14

      Item 3.   Defaults Upon Senior Securities                               14

      Item 4.   Submission of Matters to a Vote of Security
                Holders                                                       14

      Item 5.   Other Information                                             14

      Item 6.   Exhibits                                                      15

SIGNATURES                                                                    15

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

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.
Consolidated Balance Sheets

                                                                             March 31,       December 31,
                                                                               2005              2004
---------------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)        (Audited)
Current assets:
   Cash                                                                  $       29,176    $       97,297
   Restricted cash                                                               41,577            30,327
   Accounts receivable, net of allowance of $45,485 ($25,000-2004)            1,547,170         1,054,623
   Current portion of notes receivable                                          249,276           270,347
   Other current assets                                                          44,457            41,207
   Assets of discontinued operations                                            205,921           205,921
                                                                         --------------    --------------
       Total current assets                                                   2,117,577         1,699,722

Property and equipment, net                                                     271,958           239,907

Other assets:
   Note receivable                                                            1,888,876         1,940,857
   Intangible assets, net                                                        47,426            50,526
                                                                         --------------    --------------
       Total other assets                                                     1,936,302         1,991,383
                                                                         --------------    --------------
Total assets                                                             $    4,325,837    $    3,931,012
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
      Bank                                                                       29,136            50,207
      Other                                                                     390,476           176,184
      Related parties                                                             9,906             9,906
   Accounts payable                                                             429,184           504,327
   Accrued expenses                                                             637,040           542,066
   Current maturities of long-term obligations                                2,087,840         2,128,572
   Current maturities of long-term obligations-related parties                   44,000            44,000
   Liabilities of discontinued operations                                       210,045           217,300
                                                                         --------------    --------------
       Total current liabilities                                              3,837,627         3,672,562

Long-term obligations
   Bank notes payable                                                            61,079            64,133
   Notes payable-related parties                                              1,100,124         1,100,124
   Accrued pension expense                                                    2,206,987         2,177,287
                                                                         --------------    --------------
Total liabilities                                                             7,205,817         7,014,106
                                                                         --------------    --------------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares authorized;
      19,206,965 (17,561,965 in 2004) shares issued and outstanding              19,207            17,562
   Additional paid-in capital                                                28,455,803        28,375,198
   Accumulated deficit                                                      (28,599,099)      (28,719,963)
   Accumulated other comprehensive loss                                      (2,755,891)       (2,755,891)
                                                                         --------------    --------------
  Total stockholders' deficiency                                             (2,879,980)       (3,083,094)
                                                                         --------------    --------------

Total liabilities and stockholders' deficiency                           $    4,325,837    $    3,931,012
                                                                         ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                         ---------------------------------
                                                                 2005             2004
------------------------------------------------------------------------------------------
Sales                                                     $    2,124,727    $      560,435
Cost of goods and services                                     1,494,290           359,986
                                                          --------------    --------------
Gross profit                                                     630,437           200,449
                                                          --------------    --------------
Costs and expenses:
   General and administrative                                    408,434           264,180
   Depreciation and amortization                                  11,181             6,606
   Selling                                                           894               169
   Research and development                                       71,681            68,646
                                                          --------------    --------------

       Total costs and expenses                                  492,190           339,601
                                                          --------------    --------------
Operating income  (loss)                                         138,247          (139,152)
                                                          --------------    --------------

Other income (expense):
       Interest income                                            34,062                --
       Interest expense:
           Related parties                                       (21,857)          (17,088)
           Other                                                 (35,542)               --
                                                          --------------    --------------
                                                                 (57,399)          (17,088)
                                                          --------------    --------------
Total other income (expense)                                     (23,337)          (17,088)
                                                          --------------    --------------
Income (loss) from continuing operations before
        income tax expense                                       114,910          (156,240)
Income tax expense                                                (1,300)             (350)
                                                          --------------    --------------
Income (loss) from continuing operations                         113,610          (156,590)
Discontinued operations:
        Income (loss) from discontinued operations                 7,254           (88,669)
                                                          --------------    --------------
Net income (loss)                                         $      120,864    $     (245,259)
                                                          ==============    ==============

Net income (loss) per share-basic:
   Income (loss) from continuing operations               $          .01    $         (.01)
   Income (loss) from discontinued operations                        .00              (.01)
                                                          --------------    --------------
    Net income (loss)                                     $          .01    $         (.02)
                                                          ==============    ==============

Net income (loss) per share-diluted:
   Income (loss) from continuing operations               $          .01    $         (.01)
   Income (loss) from discontinued operations                        .00              (.01)
                                                          --------------    --------------
     Net income (loss)                                    $          .01    $         (.02)
                                                          ==============    ==============

 Weighted average number of shares outstanding:
    Basic                                                     18,611,354        12,987,762
                                                          ==============    ==============
    Diluted                                                   19,846,464        12,987,762
                                                          ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                               2005            2004
----------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                                                     $    120,864    $   (245,259)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Income (loss) from discontinued operations                                                (7,254)         88,669
     Depreciation and amortization                                                             11,181           6,606
     (Increase) decrease in:
         Accounts receivable                                                                 (492,547)       (388,368)
         Other current assets                                                                  (3,250)         (8,048)
       Increase (decrease) in liabilities:
         Accounts payable                                                                     (72,893)         65,199
         Accrued expenses                                                                      94,973          85,029
         Accrued pension obligations                                                           29,700          40,386
                                                                                         ------------    ------------
Net cash used in operating activities of continuing operations                               (319,226)       (355,786)
Net cash provided by operating activities of discontinued operations                               --          92,223
                                                                                         ------------    ------------
Net cash used in operating activities                                                        (319,226)       (263,563)
                                                                                         ------------    ------------
Investing activities:
     Increase in restricted funds                                                             (11,250)        (26,233)
     Purchase of property and equipment                                                       (40,132)         (3,768)
     Proceeds from notes receivable                                                            73,052              --
                                                                                         ------------    ------------
Net cash provided by (used in) investing activities                                            21,670         (30,001)
                                                                                         ------------    ------------


Financing activities:
   Proceeds from short-term notes payable-other                                               214,292              --
   Net (repayments) borrowings of bank notes payable                                          (21,071)          6,788
   Proceeds from issuance of long-term obligations-related parties                                 --         342,000
   Repayment of notes payable-related parties                                                      --         (71,000)
   Repayment of long-term obligations                                                         (43,786)        (76,033)
   Proceeds from issuance of common stock, net of costs                                        80,000         106,000
                                                                                         ------------    ------------
Net cash provided by financing activities                                                     229,435         307,755
                                                                                         ------------    ------------
Net (decrease) increase in cash                                                               (68,121)         14,191
Cash  - beginning of period                                                                    97,297          16,515
                                                                                         ------------    ------------
Cash  - end of period                                                                    $     29,176    $     30,706
                                                                                         ============    ============
Supplemental disclosure:
    Cash paid for:
     Interest                                                                            $    (58,256)   $       (536)
                                                                                         ============    ============
     Income taxes                                                                        $     (1,300)   $       (350)
                                                                                         ============    ============

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements-(Unaudited)
------------------------------------------------------

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2005. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date. The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Publicly traded companies, other than small business issuers, must apply this Standard as of the beginning of the first interim or annual period that begins after June 15, 2005. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting charges and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended March 31, 2005 and 2004 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract and for Laser Fare (LF), which was sold as discussed below.

On October 30, 2002, IPI received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group patents and property and equipment were impaired, and consequently recorded impairment losses in the fourth quarter of 2002 of approximately $468,000 and $148,000 respectively, which were included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

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

The following is a summary of financial position at March 31, 2005 and December 31, 2004 and results of operations for the three months ended March 31, 2005 and March 31, 2004 for the disposed Photonics (IP), Plastics (O&W and EP) and Laser Fare (LF).

                                                              March 31,       December 31,
Financial Position                                              2005              2004
                                                                ----              ----
Current assets and total assets of
 discontinued operations                                    $      205,921   $      205,921
                                                            ==============   ==============
 Liabilities of discontinued operations:
     Accounts payable and accrued
      expenses                                              $      205,045   $      212,300
     Unsecured note payable                                          5,000            5,000
                                                            --------------   --------------

     Total liabilities of discontinued
      operations                                            $      210,045   $      217,300
                                                            ==============   ==============

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
Results of Operations                                            2005             2004
                                                                ----              ----

Revenue from discontinued operations                        $           --   $      670,510
                                                            ==============   ==============

Income (loss) from discontinued operations                  $        7,254   $      (88,669)

Loss on disposal of discontinued
 operations                                                             --               --
                                                            --------------   --------------
Net income (loss) from discontinued operations              $        7,254   $      (88,669)
                                                            ==============   ==============

Certain other amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statement presentations.

Note 4. Stock Option Plans

As of March 31, 2005 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 2,314,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

      A summary of all stock option activity for the three months ended March 31, 2005 is as follows:

                                                                             Weighted
                                               Number         Exercise        Average
                                             Of Options         Price      Exercise Price
                                           ----------------------------------------------
Outstanding at December 31, 2004               1,895,482    $  .01-$2.50    $         .13
                                                            =============   =============

Options issued                                 1,510,000    $    .09-$.25   $         .20
                                                            =============   =============

Options expired                                 (166,982)   $   .14-$2.50   $         .95
                                           -------------    =============   =============

Outstanding at March 31, 2005                  3,238,500    $   .01 -$.25   $         .12
                                           =============    =============   =============

Exercisable at March 31, 2005                  3,238,500    $    .01-$.25   $         .12
                                           =============    =============   =============

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

                                                              Three Months Ended
                                                                 March 31,

Results of Operations                                         2005           2004
                                                              ----           ----
Net income (loss)-as reported (000's)                     $      121    $     (245)

Total stock based employee compensation
      expense determined
      under the fair value
      method for all awards (000's)                       $      128    $        7
                                                          ----------    ----------

Net (loss) - pro forma (000's)                            $       (7)   $     (252)
                                                          ==========    ==========
Income (loss) per share as reported-basic and diluted     $      .01    $     (.02)
                                                          ==========    ==========
Income (loss) per share pro forma-basic and diluted       $     (.00)   $     (.02)
                                                          ==========    ==========

Note 5. Business Segments

Prior to 2002, the Company's business were organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, the Company's contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of 2003, the Company approved the sale of the assets and certain liabilities of its Laser Fare, Inc. subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Photonics, and Laser segments have been accounted for as disposals of business segments and accordingly, the respective assets (liabilities) have been segregated from continuing operations and classified as assets of discontinued operations and the operating results for all segments are segregated and reported as discontinued operations.

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group.

All of the segments of the Company operate entirely within the United States. Revenues from customers in foreign countries are minimal. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown. A summary of selected consolidated information for the Company's industry segments during the periods ended March 31, 2005 and 2004, respectively, is set forth as follows.

==================================================================================================================================
                                                           Photonics Group      Laser Group    IT Services Group     Consolidated
==================================================================================================================================
Three Months ended March 31, 2005
==================================================================================================================================
Sales to unaffiliated customers                           $            --    $            --    $     2,169,103    $     2,169,103
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                          $            --    $            --    $       137,392    $       137,392
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                       $         7,254    $            --    $            --    $         7,254
----------------------------------------------------------------------------------------------------------------------------------

Three Months ended March 31, 2004
==================================================================================================================================
Sales to unaffiliated customers                                        --    $            --    $       560,435    $       560,435
----------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                         --    $            --    $      (139,152)   $      (139,152)
----------------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                         $       (40,179)   $       (48,490)   $            --    $       (88,669)
==================================================================================================================================

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                2005            2004
                                                            -----------    ------------
Common stock authorized not issued, transferred to issued   $         --   $     75,000
                                                            ============   ============
Conversion of accounts payable to common stock              $      2,250   $         --
                                                            ============   ============

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

The following table sets forth the computation of basic and diluted earnings per share as of March 31, 2005:

Numerator:
     Income available to common stockholders
      from continuing operations                          $    113,610
                                                          ============

     Weighted average shares outstanding                    18,611,354
                                                          ============

Denominator for diluted income per share:
     Weighted average shares outstanding                    18,611,354
     Common stock options and stock warrants                 1,235,110
                                                          ------------

     Weighted average shares and conversions                19,846,464
                                                          ============

As of March 31, 2004, all outstanding stock options, warrants and convertible obligations have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

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

Results of Operations

Comparison of Three Months ended March 31, 2005 and 2004

We commenced the operations of our IT Services Group in the second quarter of 2003. The following results which consist of the operations of our IT Services Group are not necessarily indicative of future operating results due to the start up nature of our IT Services Group.

                                                                         Three Months Ended March 31,
                                               -------------------------------------------------------------------------

                                                               As a % of Net                As a % of Net      Increase
                                                    2005         Revenues          2004        Revenues       (Decrease)
                                                    ----         --------          ----        --------       ----------
Sales                                          $ 2,124,727          100.0%    $   560,435          100.0%          279.1%
Cost of sales                                    1,494,290           70.3         359,986           64.2           315.1
                                               --------------------------     --------------------------     -----------
Gross profit                                       630,437           29.7         200,449           35.8           214.5
                                               --------------------------     --------------------------     -----------
General and administrative                         408,434           19.2         264,180           47.1            54.6
Depreciation and amortization                       11,181            0.5           6,606            1.2            69.3
Selling                                                894            0.0             169            0.0           429.0
Research and development                            71,681            3.4          68,646           12.2             4.4
                                               --------------------------     --------------------------     -----------
Total operating expenses                           492,190           23.2         339,601           60.6            44.9
                                               --------------------------     --------------------------     -----------
Operating income (loss)                            138,247            6.5        (139,152)         (24.8)         (199.3)
Other income (expense) and income taxes, net       (24,637)          (1.2)        (17,438)          (3.1)           41.3
                                               --------------------------     --------------------------     -----------
Income (loss) from continuing operations           113,610            5.3        (156,590)         (27.9)         (172.6)
Income (loss) from discontinued operations           7,254            0.3         (88,669)         (15.8)         (108.2)
                                               --------------------------     --------------------------     -----------
Net income (loss)                              $   120,864            5.7%    $  (245,259)         (43.8)%        (149.3)%
                                               --------------------------     --------------------------     -----------

      Sales

Sales for the three months ended March 31, 2005 increased substantially by $1,564,292 to $2,124,727 as compared to sales for the three months ended March 31, 2004 of $560,435. The increase was due to the start up of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new contracts with prime contractors for the U.S. Government. Our new IT Services Group's business base was still developing in 2004 and 2005.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended March 31, 2005 was $1,494,290 or 70.3% of sales as compared to $359,986 or 64.2% for the three months ended March 31, 2004. Gross profit was $630,437 or 29.7% of sales for the three months ended March 31, 2005 compared to $200,449 or 35.8% of sales for the three months ended March 31, 2004. Gross profit as a percent of sales in 2004 is based on a relatively low volume of sales and is not necessarily indicative of gross margins that we will earn as our sales grows. We expect that gross margin as a percent of sales may decrease as sales increase due to the competitive nature of our business.


      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2005 increased by $144,254 or 54.6% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. General and administrative expense for the three months ended March 31, 2005 was $408,434 or 19.2% of sales which represented an increase from $264,180 or 47.1% of sales in 2004. We anticipate that general and administrative expenses will increase as we continue to transition our business strategy and incur travel and other expenses associated with managing a larger business. We expect increases in accounting and legal expenses in 2005 due to our focus on completing audits of our financial statements and related public information filings.

General and administrative expense includes expenses of the Osley & Whitney defined benefit retirement plan of approximately $50,000 and $40,000 for the three months ended March 31, 2005 and 2004, respectively.

      Depreciation and Amortization

Depreciation and amortization expense increased by $4,575 to $11,181 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is due to depreciation of equipment and software that were added in 2004 and 2005.

      Selling Expenses

For the three months ended March 31, 2005 we incurred selling expenses of $894 associated with growing business in our IT Services Group. We expect selling expenses to increase as we generate sales opportunities and grow our IT Services Group. A portion of our sales and contract development is handled by employees whose salary and benefits expenses is included in general and administrative expenses since they perform multiple tasks for us.

      Research and Development

For the three months ended March 31, 2005 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $71,681 compared to $68,646 for the three months ended March 31, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Income (Loss) From Operations

For the three months ended March 31, 2005 our operating income was $138,247 compared to a loss from operations of $139,152 in the comparable period of 2004. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $609,846 to fund research and development, general and administrative expense and interest expenses.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the three months ended March 31, 2005. Interest expense was $57,399 (including $35,542 of interest expense on notes payable of LF) for the three months ended March 31, 2005 compared to $17,088 for the three months ended March 31, 2004. This increase of $40,311 is principally offset by $34,062 of interest income from the notes receivable due from the buyer of LF.


      Income (loss) from Discontinued Operations

We recorded income from discontinued operations of $7,254 for the three months ended March 31, 2005 compared to a loss of $88,669 for the three months ended March 31, 2004. The income for 2005 is the result of the Photonics Group which was classified as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2004 is due to the discontinued operations of the Laser Group and the Photonics Group.

      Net Income (Loss)

For the three months ended March 31, 2005, we recorded income from continuing operations of $113,610 or $.01 per share and net income of $120,864, or $.01 per share. This compares to a net loss from continuing operations of $(156,590) or $(.01) per share and a net loss of $(245,259) or $(.02) per share (the difference of $(.01) per share is from discontinued operations) for the three months ended March 31, 2004. The improvement is attributable to growth of sales and gross profit from our new IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

      Liquidity and Capital Resources

As of March 31, 2005 we had cash of $29,176, which is available for working capital and property and equipment acquisition.

At March 31, 2005 we had a working capital deficit of $1,720,050 ($1,715,926 after eliminating the assets and liabilities of our discontinued operations). Approximately $2,076,000 of this deficit is caused by bank loan covenant violations resulting in the classification of long term maturities as current liabilities.

We have financed the activity of our new IT Services Group through the issuance of notes payable to related parties and private placements of common stock. We also have two lines of credit which we use to provide cash from the financing of our accounts receivable. In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to the chief executive officer or chief financial officer that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

For the three months ended March 31, 2005, we issued 1,600,000 restricted shares of common stock at $.05 per share in private placement transactions. We also issued 45,000 shares of restricted common stock to satisfy liabilities in the amount of $ 2,250.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 3. Defaults Upon Senior Securities.

The Company's LF subsidiary had a $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of March 31, 2005 amounted to $674,881 and bore interest at the bank's prime rate plus 1.0%. All the assets of LF and the guarantee of the Company secured the note. We continued to be in violation of certain loan covenants. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary had a $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of March 31, 2005 amounted to $956,234 and bore interest at the bank's prime rate plus .75%. We continued to be in violation of certain covenants under the term of this note. Accordingly, the entire outstanding portion of the note was classified as current.

The Company's LF subsidiary was obligated under a capital lease for the LF operating facility. The lease provides for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. The outstanding balance as of March 31, 2005 amounted to $445,000. Annual payments of principal were $40,000 for fiscal 2004 and increased by $5,000 annually through June 2012. Under the terms of this credit facility, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. We continued to be in violation of these covenants. Accordingly, the entire outstanding portion of this obligation was classified as current.

The aggregate amount of the aforementioned notes payable and capital lease obligations classified as current liabilities was $2,076,115 at March 31, 2005.

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