Form 10QSB
period 2005-06-30
INFINITE GROUP INC
filed 2005-08-11
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                               Yes |X| No | |

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2005, there were 19,206,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Balance Sheet - June 30, 2005 (unaudited)
        and December 31, 2004 (audited)                                        3

        Statements of Operations-(unaudited) for
        the three and six month periods ended June
        30, 2005 and 2004                                                      4

        Statements of Cash Flows-(unaudited) for
        the six month periods ended June 30, 2005
        and 2004                                                               5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations                        13

Item 3. Controls and Procedures                                               20


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                                                   22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of                                    22
        Security Holders

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              22

SIGNATURES                                                                    23

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

                                                                              June 30,        December 31,
                                                                               2005             2004
                                                                            (unaudited)       (audited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                   $      338,205    $       97,297
   Restricted cash                                                                    --            30,327
   Accounts receivable, net of allowance of $56,202 ($25,000 - 2004)           1,285,175         1,054,623
   Current portion of notes receivable                                                --           270,347
   Inventories                                                                    23,239                --
   Other current assets                                                           53,207            41,207
   Assets of discontinued operations                                                  --           205,921
                                                                          --------------    --------------
       Total current assets                                                    1,699,826         1,699,722

Property and equipment, net                                                      275,442           239,907

Other assets:
  Note receivable                                                                 73,897         1,940,857
  Intangible assets, net
                                                                                      --            50,526
                                                                          --------------    --------------
         Total other assets                                                       73,897         1,991,383
                                                                          --------------    --------------
Total assets                                                              $    2,049,165    $    3,931,012
                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
     Bank                                                                             --            50,207
     Other                                                                       175,427           176,184
     Related parties                                                               9,906             9,906
   Accounts payable                                                              537,272           504,327
   Accrued expenses                                                              823,653           542,066
   Current maturities of long-term obligations                                    11,725         2,128,572
   Current maturities of long-term obligations-related party                      44,000            44,000
   Liabilities of discontinued operations                                             --           217,300
                                                                          --------------    --------------
       Total current liabilities                                               1,601,983         3,672,562

Long-term obligations
   Bank notes payable                                                             57,425            64,133
   Notes payable-related parties                                               1,100,124         1,100,124
   Accrued pension expense                                                     2,236,687         2,177,287
                                                                          --------------    --------------
Total liabilities                                                              4,996,219         7,014,106
                                                                          --------------    --------------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares authorized;
      19,206,965 (17,561,965 in 2004) shares issued and outstanding               19,207            17,562
   Additional paid-in capital                                                 28,455,803        28,375,198
   Accumulated deficit                                                       (28,666,173)      (28,719,963)
   Accumulated other comprehensive loss                                       (2,755,891)       (2,755,891)
                                                                          --------------    --------------
 Total stockholders' deficiency                                               (2,947,054)       (3,083,094)
                                                                          --------------    --------------
Total liabilities and stockholders' deficiency                            $    2,049,165    $    3,931,012
                                                                          ==============    ==============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                            Six Months Ended                  Three Months Ended
                                                               June 30,                          June 30,
                                                     ---------------------------------------------------------------
                                                         2005             2004             2005            2004
--------------------------------------------------------------------------------------------------------------------
Sales                                                $  4,134,550     $  1,829,823     $  2,009,823     $  1,269,388
Cost of goods and services                              2,886,028        1,193,950        1,371,147          833,965
                                                     ------------     ------------     ------------     ------------
Gross profit                                            1,248,522          635,873          638,676          435,423
Costs and expenses:
   General and administrative                             787,554          574,954          399,711          310,775
   Depreciation and amortization                           23,749           12,517           12,568            5,911
   Write-off of capitalized financing  costs               44,857               --           44,857               --
   Selling                                                140,072            4,364          139,178            4,195
   Research and development                               161,924          142,955           90,243           74,309
                                                     ------------     ------------     ------------     ------------
        Total costs and expenses                        1,158,156          734,790          686,557          395,190
                                                     ------------     ------------     ------------     ------------

Operating income (loss)                                    90,366          (98,917)         (47,881)          40,233

Other income (expense):
   Interest income                                         66,255               --           32,193               --
   Interest expense:
      Related parties                                     (44,333)         (36,653)         (22,476)         (19,565)
      Other                                               (69,431)              --          (33,889)
                                                     ------------     ------------     ------------     ------------
                                                         (113,764)         (36,653)         (56,365)         (19,565)
                                                     ------------     ------------     ------------     ------------
       Total other expense                                (47,509)         (36,653)         (24,172)         (19,565)
                                                     ------------     ------------     ------------     ------------
 Income (loss)  from continuing operations before
         income tax expense                                42,857         (135,570)         (72,053)          20,668
Income tax expense
                                                           (1,300)            (350)              --               --
                                                     ------------     ------------     ------------     ------------
Income (loss) from continuing operations                   41,557         (135,920)         (72,053)          20,668
Discontinued operations:
    Income (loss) from discontinued operations             12,233          (74,731)           4,979           13,938
                                                     ------------     ------------     ------------     ------------

Net income (loss)                                    $     53,790     $   (210,651)    $    (67,074)    $     34,606
                                                     ============     ============     ============     ============

Net income (loss) per share-basic:
    Income (loss) from continuing operations         $        .00     $       (.01)    $       (.00)    $        .00
    Income (loss) from discontinued operations                .00             (.01)             .00              .00
                                                     ------------     ------------     ------------     ------------
    Net income (loss)                                $        .00     $       (.02)    $       (.00)    $        .00
                                                     ============     ============     ============     ============


Net income (loss) per share-diluted:
    Income (loss) from  continuing operations        $        .00     $       (.01)    $       (.00)    $        .00
    Income (loss) from discontinued operations
                                                              .00             (.01)             .00              .00
                                                     ------------     ------------     ------------     ------------
    Net income (loss)                                $        .00     $       (.02)    $       (.00)    $        .00
                                                     ============     ============     ============     ============

 Weighted average number of shares outstanding:
     Basic                                             18,910,805       13,692,968       19,206,965       13,769,822
                                                     ============     ============     ============     ============
     Diluted                                           20,181,583       13,692,968       19,206,965       14,807,219
                                                     ============     ============     ============     ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                  2005             2004
----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                                         $     53,790     $   (210,651)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      (Income) loss from discontinued operations                                 (12,233)          74,731
      Depreciation and amortization                                               24,019           12,517
      Write-off of capitalized financing costs                                    44,587               --

  Increase in:
      Accounts receivable                                                       (230,552)        (481,156)
      Inventories                                                                (23,239)              --
      Other current assets                                                       (12,000)         (16,097)
  Increase (decrease) in:
      Accounts payable                                                            35,195          (59,974)
      Accrued expenses                                                           281,587          316,747
      Accrued pension obligations                                                 59,400           80,773
                                                                            ------------     ------------

Net cash provided by (used in) operating activities
    of continuing operations                                                     220,554         (283,110)
Net cash provided by (used in) operating activities
    of discontinued operations                                                       854          161,952
                                                                            ------------     ------------
Net cash provided by (used in)  operating activities                             221,408         (121,158)
                                                                            ------------     ------------

Investing activities:
    Decrease in restricted funds                                                  30,327           12,179
    Purchase of property and equipment                                           (53,615)          (3,768)
    Proceeds from notes receivable                                             2,137,307               --
                                                                            ------------     ------------
Net cash provided by (used in) investing activities                            2,114,019            8,411
                                                                            ------------     ------------

Financing activities:
   Net repayments of bank notes payable                                          (50,207)         (53,930)
   Net repayments of notes payable-other                                            (757)              --
   Proceeds from issuance of long-term obligations-related parties                    --          463,000
   Repayment of notes payable-related parties                                         --         (188,000)
   Repayments of long-term obligations                                        (2,123,555)        (158,585)
   Proceeds from issuance of common stock, net of costs                           80,000          163,126
                                                                            ------------     ------------
Net cash provided by (used in) financing activities                           (2,094,519)         225,611
                                                                            ------------     ------------
Net increase in cash                                                             240,908          112,864
Cash - beginning of period                                                        97,297           16,515
                                                                            ------------     ------------
Cash  - end of period                                                       $    338,205     $    129,379
                                                                            ============     ============

Supplemental disclosure:
   Cash paid for:
      Interest                                                              $    103,196     $      7,057
                                                                            ============     ============
      Income taxes                                                          $      1,300     $        350
                                                                            ============     ============

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2004 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results to be attained in the year ending December 31, 2005. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our audited consolidated financial statements presents a summary of significant accounting policies. The most critical accounting policies follow.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of component parts for the TouchThru(TM) biometric product.

Revenue Recognition

Beginning in the second quarter of 2003, we commenced providing services in the field of information technology (IT) consulting services through our IT Services Group. Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

Stock-Based Compensation

We disclose the pro forma compensation cost relating to stock options granted under employee stock option plans, based on the fair value of those options at the date of grant. This valuation is determined utilizing the Black-Scholes option-pricing model, which takes into account certain assumptions, including the expected life of the option and the expected stock volatility and dividend yield over this life. These assumptions are made based on past experience and expected future results. In the event the actual performance varies from the estimated amounts, the value of these options may be misstated.

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment". For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date. The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Publicly traded companies, other than small business issuers, must apply this Standard as of the beginning of the first interim or annual period that begins after June 15, 2005. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IP), which business was suspended in 2002 as a result of the loss of the DARPA contract, and Laser Group (LF), which was sold as discussed below.

On October 30, 2002, IP received a Notice of Termination of its DARPA contract for the government's convenience under the contract provisions entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Photonics Group. As of December 31, 2004, the contract termination process was substantially complete. We have been reimbursed for substantially all costs associated with the termination. The termination of the contract had a detrimental effect on the development of our technology. During 2002, all of our Photonics Group employees were released and the operations of the Photonics Group ceased. We also determined that our Photonics Group intellectual property and property and equipment were impaired, and consequently recorded impairment losses in the fourth quarter of 2002 of approximately $468,000 and $148,000 respectively, which were included in loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. LF recorded a loss on sale of approximately $99,000 for the year ended December 31, 2003. LF reclassified the operating assets and liabilities to assets and liabilities held for sale at December 31, 2003.

In accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP and LF have been segregated from continuing operations in the accompanying consolidated balance sheets and classified as assets and liabilities of discontinued operations. The operating results for both segments are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

The following is a summary of financial position at June 30, 2005 and December 31, 2004 and results of operations for the three and six months ended June 30, 2005 and 2004 for the disposed Photonics (IP) and Laser (LF) segments:

                                                     June 30,          December 31,
Financial Position                                    2005                 2004
                                                 ----------------    ----------------
Current assets and total assets of
 discontinued operations                         $             --    $        205,921
                                                 ================    ================
Liabilities of discontinued operations:
     Accounts payable and accrued
      expenses                                   $             --    $        212,300
     Unsecured note payable                                    --               5,000
                                                 ----------------    ----------------
     Total liabilities of discontinued
      operations                                 $             --    $        217,300
                                                 ================    ================

                                                         Three Months Ended
                                                             June 30,
                                                             --------
Results of Operations                                 2005                 2004
                                                 ----------------    ----------------
Revenue from discontinued operations             $             --    $        821,648
                                                 ================    ================
Income (loss) from discontinued operations       $          4,979    $         13,938
                                                 ================    ================

                                                           Six Months Ended
                                                             June 30,
                                                             --------

Results of Operations                                 2005          2004
                                                 ----------------    ----------------
Revenue from discontinued operations             $             --    $      1,492,158
                                                 ================    ================
Income (loss) from discontinued operations       $         12,233    $        (74,731)
                                                 ================    ================

Certain other amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statements.


Note 4. Stock Option Plan and Stock Warrants

As of June 30, 2005 the Company's Stock Option Plans (the "Plan"), as approved by shareholders, provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to approximately 1,840,000 shares to employees, directors and consultants. The Company's board of directors has approved the grant of incentive stock options for the purchase of common stock for up to 4,000,000 shares to employees, directors and consultants, which is subject to approval by shareholders. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares, and vesting provisions.

A summary of all stock option activity for the six months ended June 30, 2005 is as follows:

                                                                                  Weighted
                                               Number          Exercise           Average
                                             Of Options         Price         Exercise Price
                                             ---------      -------------     --------------

Outstanding at December 31, 2004             1,895,482      $ .01 - $2.50          $ .13
                                                            =============          =====

Options issued                               2,428,000      $ .09 - $.25           $ .18
                                                            =============          =====

Options expired                              (676,982)      $ .09 - $2.50          $ .42
                                             ---------      =============          =====

Outstanding at June 30, 2005                 3,646,500      $ .01 -  $.25          $ .11
                                             =========      =============          =====

Exercisable at June 30, 2005                 3,646,500      $ .01 - $ .25          $ .11
                                             =========      =============          =====


At December 31, 2004, the Company had 425,000 warrants outstanding at an average exercise price of $2.50 per share. During the six months ended June 30, 2005, 350,000 warrants expired. At June 30, 2005, the Company had 75,000 warrants outstanding at an average exercise price of $2.40.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -"Accounting for Stock-Based Compensation, " and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net income (loss) and income (loss) per share from continuing operations would have changed as follows:

                                                                        Three Months Ended
                                                                              June 30,
                                                                              --------
Results of Operations                                                   2005           2004
                                                                     ----------     ----------
Net income (loss)-as reported (000's)                                $      (67)    $       35
Total stock based employee compensation
      expense determined under the fair value
      method for all awards (000's)                                  $     (119)    $       (8)
                                                                     ----------     ----------


Net income (loss) - pro forma (000's)                                $     (186)    $       27
                                                                     ==========     ==========



Income (loss) per share as reported-basic and diluted                $     (.00)    $      .00
                                                                     ==========     ==========
Income (loss) per share pro forma-basic and diluted                  $     (.01)    $      .00
                                                                     ==========     ==========



                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
Results of Operations                                                      2005           2004
                                                                     ----------     ----------

Net income (loss)-as reported (000's)                                $       54     $     (211)

Total stock based employee compensation
      expense determined under the fair value
      method for all awards (000's)                                  $     (251)    $      (15)
                                                                     ----------     ----------

Net loss- pro forma (000's)                                          $     (197)    $     (226)
                                                                     ==========     ==========


Income (loss) per share as reported-basic and diluted                $      .00     $     (.02)
                                                                     ==========     ==========
Loss per share pro forma-basic and diluted                           $     (.01)    $     (.02)
                                                                     ==========     ==========

Note 5. Business Segments

Prior to 2002, our business was organized, managed and internally reported as three segments. The segments were determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, our contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of the year ended December 31, 2003, we approved the sale of the assets and certain liabilities of our Laser Fare, Inc. subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Plastics, Photonics, and Laser segments have been accounted for as disposals of business segments and accordingly, the respective assets and liabilities have been segregated from continuing operations and classified as assets and liabilities of discontinued operations and the operating results for all three segments are segregated and reported as discontinued operations.

Beginning in 2003, we revised our business strategy and began operating our newly formed IT Services Group.

All of our business segments operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. We rely on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown. A summary of selected consolidated information for our industry segments during the periods ended June 30, 2005 and 2004, respectively, is set forth as follows.

------------------------------    -----------     -----------     -----------     -----------
                                                                  IT Services
                                 Photonics Group  Laser Group        Group       Consolidated
------------------------------    -----------     -----------     -----------     -----------
Three Months ended June 30, 2004
------------------------------    -----------     -----------     -----------     -----------
Sales to unaffiliated             $        --     $        --     $ 1,269,388     $ 1,269,388
customers
------------------------------    -----------     -----------     -----------     -----------
Operating income                  $        --     $        --     $    40,233     $    40,233
------------------------------    -----------     -----------     -----------     -----------
Income (loss) from
discontinued operations           $   (19,752)    $    33,690     $        --     $    13,938
------------------------------    -----------     -----------     -----------     -----------

Three Months ended June 30, 2005
------------------------------    -----------     -----------     -----------     -----------
Sales to unaffiliated
customers                         $        --     $        --     $ 2,009,823     $ 2,009,823
------------------------------    -----------     -----------     -----------     -----------
Operating (loss)                  $        --     $   (46,486)    $    (1,395)    $   (47,881)
------------------------------    -----------     -----------     -----------     -----------
Income (loss) from
discontinued operations           $     4,979     $        --     $        --     $     4,979
------------------------------    -----------     -----------     -----------     -----------
------------------------------    -----------     -----------     -----------     -----------
                                                                  IT Services
                                 Photonics Group  Laser Group        Group       Consolidated
------------------------------    -----------     -----------     -----------     -----------
Six Months ended June 30, 2004
------------------------------    -----------     -----------     -----------     -----------
Sales to unaffiliated
customers                         $        --     $        --     $ 1,829,823     $ 1,829,823
------------------------------    -----------     -----------     -----------     -----------
Operating loss                    $        --     $        --     $   (98,917)    $   (98,917)
------------------------------    -----------     -----------     -----------     -----------
Income (loss) from
discontinued operations           $   (59,930)    $   (14,801)    $        --     $   (74,731)
------------------------------    -----------     -----------     -----------     -----------

Six Months ended June 30, 2005
------------------------------    -----------     -----------     -----------     -----------
Sales to unaffiliated
customers                         $        --      $       --     $ 4,134,550     $ 4,134,550
------------------------------    -----------     -----------     -----------     -----------
Operating income
(loss)                            $        --     $   (48,087)    $   138,453     $    90,366
------------------------------    -----------     -----------     -----------     -----------
Income (loss) from
discontinued operations           $    12,233     $        --     $        --     $    12,233
------------------------------    -----------     -----------     -----------     -----------

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:
                                                 Six Months Ended
                                                     June 30,
                                                     --------
                                               2005            2004
                                            -----------    -----------

Conversion of accounts payable to common
 stock                                      $     2,250    $        --
                                            ===========    ===========

Common stock authorized not issued,
 transferred to issued                      $        --    $    75,000
                                            ===========    ===========

Purchase of equipment through long-term
 lease obligation                           $        --    $    45,120
                                            ===========    ===========


Note 7. Earnings Per Share

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in our case, comprise shares issuable under the stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for those periods with net income from continuing operations as follows:

                                                  Six Months       Three Months
                                                     Ended            Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------
Numerator:
   Income available to common stockholders
    from continuing operations                   $      53,790    $      20,668
                                                 =============    =============

   Weighted average shares outstanding              18,910,805       13,769,822
                                                 =============    =============

Denominator for diluted income per share:
   Weighted average shares outstanding              18,910,805       13,769,822
   Common stock options and stock warrants           1,270,778        1,037,397
                                                 -------------    -------------
   Weighted average shares and conversions          20,181,583       14,807,219
                                                  =============    =============


For the three months ended June 30, 2005 and six months ended June 30, 2004 all outstanding stock options and warrants have not been considered common stock equivalents because their assumed exercise would be anti-dilutive.

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

Results of Operations

Comparison of Three Months ended June 30, 2005 and 2004

We commenced the operations of our IT services Group in the second quarter of 2003. The trends suggested by the following table are not necessarily indicative of future operating results due to the startup nature of our IT Services Group.

                                                                         Three Months Ended June 30,
                                                                         ---------------------------

                                                                As a % of Net                  As a % of Net     Increase
                                                   2005           Revenues        2004           Revenues       (Decrease)
                                               -----------          -----      ----------         ------         -------
Sales                                          $ 2,009,823          100.0%    $ 1,269,388          100.0%           58.3%
Cost of sales                                    1,371,147           68.2         833,965           65.7            64.4
                                               -----------          -----      ----------         ------         -------
Gross profit                                       638,676           31.8         435,423           34.3            46.7
                                               -----------          -----      ----------         ------         -------
General and administrative                         399,711           19.9         310,775           24.5            28.6
Depreciation and amortization                       12,568            0.6           5,911            0.5           112.6
Write-off of capitalized financing costs            44,857            2.2              --            0.0
Selling                                            139,178            6.9           4,195            0.3         3,217.7
Research and development                            90,243            4.5          74,309            5.9            21.4
                                               -----------          -----      ----------         ------         -------
Total operating expenses                           686,557           34.2         395,190           31.1            73.7
                                               -----------          -----      ----------         ------         -------
Operating income( loss)                            (47,881)          (2.4)         40,233            3.2          (219.0)
Other income (expense) and income taxes, net       (24,172)          (1.2)        (19,565)          (1.5)          (23.5)
                                               -----------          -----      ----------         ------         -------
Income (loss) from continuing operations           (72,053)          (3.6)         20,668            1.6          (448.6)
Income  from discontinued operations                 4,979            0.2          13,938            1.1           (64.3)
                                               -----------          -----      ----------         ------         -------
Net income (loss)                              $   (67,074)          (3.3)%   $    34,606            2.7%         (293.8)%
                                               ===========          =====      ==========         ======         =======

      Sales

Sales for the three months ended June 30, 2005 were $2,009,823 which was a substantial increase of $740,435 or 58.3% as compared to sales for the three months ended June 30, 2004 of $1,269,388. The increase was due to the continued development of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases in 2005 from new and expanded contracts with prime contractors for the U.S. Government.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended June 30, 2005 was $1,371,147 or 68.2% of sales as compared to $833,965 or 65.7% of sales for the three months ended June 30, 2004. Gross profit was $638,676 or 31.8% of sales for the three months ended June 30, 2005 compared to $435,423 or 34.3% of sales from the three months ended June 30, 2004. We experienced a decrease in gross profit margin as a percent of sales due to the competitive nature of our business, which generally provides for lower gross profit margins on larger sales volume contracts. As the mix of different projects changes, our gross profit margin changes. In the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended June 30, 2005 were $399,711 which was an increase of $88,938 or 28.6% as compared to $310,775 for the three months ended June 30, 2004. As a percentage of sales, general and administrative expenses were 19.9 % for the three months ended June 30, 2005 as compared to 24.5% for the three months ended June 30, 2004. We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business. We also experienced increases in accounting and legal expenses in 2005 due to our focus on completing audits of our financial statements and related regulatory filings.

General and administrative expenses include expenses (including professional services and interest costs) associated with the Osley & Whitney defined benefit retirement plan of approximately $48,000 and $54,000 for the three months ended June 30, 2005 and 2004, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $12,568 for the three months ended June 30, 2005 compared to $5,911 for the three months ended June 30, 2004. This increase is due to depreciation of equipment and software that were added in 2004 and 2005.

      Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of LF obtained new bank financing. The buyer paid all of its notes receivables to us, which proceeds were used to pay off all of LF's bank promissory notes and LF's capital lease obligation. As a result we wrote off the balance of LF's capitalized financing costs of $44,857.

      Selling Expenses

For the three months ended June 30, 2005 we incurred selling expenses of $139,178 associated with growing business in our IT Services Group as compared to $4,195 for the three months ended June 30, 2004. We added new employees and changed the work assignment of one employee in the second quarter of 2005 to focus on generating new sales leads and new contract opportunities. We expect that selling expenses will increase as we devote more resources to increasing our sales.

      Research and Development

For the three months ended June 30, 2005 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $90,243 of expense compared to $74,309 for the three months ended June 30, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Operating Income (Loss)

The non-recurring write off of capitalized financing costs of $44,857 recorded in the three months ended June 30, 2005 had a significant impact in the reduction of net operating income from $40,233 for the three months ended June 30, 2004 to a net operating loss of $47,881 for the three months ended June 30, 2005. For the three months ended June 30, 2005, we experienced increases in operating expenses of $291,367 as discussed above, offset in part by an improvement in gross margin of $203,253.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the three months ended June 30, 2005. Interest expense was $56,365 (including $32,193 of interest expense on notes payable of LF) for the three months ended June 30, 2005 compared to interest expense of $19,565 for the three months ended June 30, 2004, which was an increase of $36,800. This increase is principally offset by $32,193 of interest income from the notes receivable due from the buyer of LF's businesses.

      Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $4,979 for the three months ended June 30, 2005 compared to income of $13,938 for the three months ended June 30, 2004. The income is the result of the Laser Group and the Photonics Group which were reclassified as discontinued operations.

      Net Income (Loss)

For the three months ended June 30, 2005, we recorded a loss from continuing operations of $72,053 or breakeven per share, and a net loss of $67,074 or breakeven per share. This compares to net income from continuing operations of $20,668 or breakeven per share and a net income of $34,606, or breakeven per share for the three months ended June 30, 2004. The decrease in profitability is attributable to the write off of capitalized financing costs of $44,857 and increases in other expenses, especially selling expenses during the three months ended June 30, 2005.

      Comparison of Six Months ended June 30, 2005 and 2004

The following table compares our statements of operations data for the first six months of 2005 and 2004. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the startup nature of our IT Services Group, our termination of the DARPA contract and our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                           Six Months Ended June 30,
                                                                         ---------------------------

                                                                  As a % of Net                    As a % of Net        Increase
                                                       2005          Revenues         2004           Revenues          (Decrease)
                                                  -------------    ----------     -------------    -------------     -------------
Sales                                             $   4,134,550         100.0%    $   1,829,823            100.0%            126.0%
Cost of sales                                         2,886,028          69.8         1,193,950             65.2             141.7
                                                  -------------    ----------     -------------    -------------     -------------
Gross profit                                          1,248,522          30.2           635,873             34.8              96.3
                                                  -------------    ----------     -------------    -------------     -------------
General and administrative                              787,554          19.0           574,954             31.4              37.0
Depreciation and amortization                            23,749           0.6            12,517              0.7              89.7
Write-off of capitalized financing costs                 44,857           1.1                --              0.0
Selling                                                 140,072           3.4             4,364              0.2           3,109.7
Research and development                                161,924           3.9           142,955              7.8              13.3
                                                  -------------    ----------     -------------    -------------     -------------
Total operating expenses                              1,158,156          28.0           734,790             40.2              57.6
                                                  -------------    ----------     -------------    -------------     -------------
Operating income (loss)                                  90,366           2.2           (98,917)            (5.4)            191.4
Other income (expense) and income taxes, net            (48,809)         (1.2)          (37,003)            (2.0)            (31.9)
                                                  -------------    ----------     -------------    -------------     -------------
Income (loss) from continuing operations                 41,557           1.0          (135,920)            (7.4)            130.6
Income (loss) from discontinued operations               12,233           0.3           (74,731)            (4.1)            116.4
                                                  -------------    ----------     -------------    -------------     -------------
Net income (loss)                                 $      53,790           1.3%    $    (210,651)           (11.5)%           125.5%
                                                  -------------    ----------     -------------    -------------     -------------

      Sales

Sales for the six months ended June 30, 2005 increased substantially by $2,304,727 or 126% to $4,134,550 as compared to sales for the six months ended June 30, 2004 of $1,829,823. The increase was due to the continued development of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new and expanded contracts with prime contractors for the U.S. Government.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the six months ended June 30, 2005 was $2,886,028 or 69.8% of sales as compared to $1,193,950 or 65.2% of sales for the six months ended June 30, 2004. Gross profit was $1,248,522 or 30.2% of sales for the six months ended June 30, 2005 compared to $635,873 or 34.8% of sales for the six months ended June 30, 2004. We experienced a decrease in gross profit margin as a percent of sales due to the competitive nature of our business, which generally provides for lower gross profit margins on larger sales volume contracts. As the mix of different projects changes, our gross profit margin changes. In the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2005 increased by $212,600 or 37.0% due to the increases in employee compensation and related fringe benefits expenses as well as increased operating expenses as we manage a larger volume of business. As a percentage of sales, general and administrative expense was 19.0% for the six months ended June 30, 2005 and 31.4% for the six months ended June 30, 2004. We anticipate that general and administrative expenses will increase as we continue to implement our business strategy and incur travel and other expenses associated with managing a larger business. We experienced increases in accounting and legal expenses in 2005 due to our focus on completing audits of our financial statements and related regulatory filings.

General and administrative expenses include expenses (including professional services and interest costs) associated with the Osley & Whitney defined benefit retirement plan of approximately $123,000 and $108,000 for the six months ended June 30, 2005 and 2004, respectively.

      Depreciation and Amortization

Depreciation and amortization expense was $23,949 for the six months ended June 30, 2005. Beginning in the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru TM products. The increase is due to depreciations and amortization of these assets.

      Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of LF obtained new bank financing. The buyer paid all of its notes receivable to us, which proceeds were used to pay off all of LF's bank promissory notes and LF's capital lease obligation. As a result we wrote off the balance of LF's capitalized financing costs of $44,857.

      Selling Expenses

For the six months ended June 30, 2005 we incurred selling expenses of $140,072 associated with growing business in our IT Services Group compared to $4,364 for the six months ended June 30, 2004. We expect that selling expenses will increase in the future as we hire additional personnel and expand our development of new contract opportunities. We added new employees and changed the work assignment of one employee in the second quarter of 2005 to focus on generating new sales leads and new contract opportunities.

      Research and Development

For the six months ended June 30, 2005 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $161,924 of expense compared to $142,955 for the six months ended June 30, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Operating Income (Loss)

For the six months ended June 30, 2005 our operating income was $90,366 compared to a $98,917 loss from operations in the comparable period of 2004. This is primarily attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $1,248,522, an increase of $612,649 over the six months ended June 30, 2004, to fund research and development, general and administrative expenses and interest expenses. Operating expenses were $1,158,156, for the six months ended June 30, 2005, an increase of $423,366 over the six months ended June 30, 2004.

      Other Income (Expense)

Other income and expense consists of interest expense on indebtedness for the six months ended June 30, 2005. Interest expense was $113,764 (including $66,255 of interest expense on notes payable of LF) for the six months ended June 30, 2005 compared to $36,653 for the six months ended June 30, 2004. The increase of $77,111 is principally offset by $66,255 of interest income from the notes receivable due from the buyer of LF's business. Interest expense for notes payable to related parties increased by $7,680 to $44,333 due to an increase in the average outstanding principal balance of notes payable to related parties.

      Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $12,233 for the six months ended June 30, 2005 compared to a loss of $74,731 for the six months ended June 30, 2004. These results are from the Laser Group and the Photonics Group which were reclassified as discontinued operations.

      Net Income (Loss)

For the six months ended June 30, 2005, we recorded income from continuing operations of $41,557, or breakeven per share and net income of $53,790 or breakeven per share. This compares to a net loss from continuing operations of $135,920 or $(.01) per share and a net loss of $210,651 or $(.02) per share (the difference of $(.01) per share is from discontinued operations) for the six months ended June 30, 2004. The improvement in profitability is attributable to growth of sales and gross profit from our expanding IT Services which allowed us to fund our research and development, general and administrative, and interest expenses.

      Liquidity and Capital Resources

As of June 30, 2005 we had unrestricted cash of $338,205, which is available for working capital and property and equipment acquisitions. Approximately $220,000 of this cash was used to fund June 2005 payroll accruals which were paid in July 2005.

At June 30, 2005 we had working capital of $97,843. In previous periods we reported a working capital deficit. The improvement from a deficit of $1,972,840 at December 31, 2004 is a result of the buyer of the assets and businesses of LF obtaining new bank financing and paying off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease obligation (which were all classified as current liabilities due to violations of certain loan covenants).

We have financed the activity of our new IT Services Group through the issuance of notes payable to related parties, private placements of common stock and financing of our accounts receivable. In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our working capital needs.

Risk Factors

You should consider the risk factors included in our annual report on Form 10-KSB for the year ended December 31, 2004 in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting, known to our chief executive officer and chief financial officer, that occurred during our fiscal second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1: Legal Proceedings.

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005. The jury returned a verdict and judgment in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On June
1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000, representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment, in the matter, becomes a final non-appealable decision, or earlier upon the written agreement of all parties.

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

      None.


Item 3. Defaults Upon Senior Securities.

      None.


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





                                                Infinite Group Inc.
                                                -------------------

                                                (Registrant)

Date:   August  11, 2005                        /s/ Michael S. Smith
                                                --------------------
                                                Chief Executive Officer

Date:   August  11, 2005
                                                /s/ Michael S. Smith
                                                --------------------
                                                Chief Financial Officer

                                                (Principal Financial Officer)