Form 10QSB
period 2005-09-30
INFINITE GROUP INC
filed 2005-11-14
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes |X| No | |

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2005, there were 19,206,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format.    Yes |_| No |X|

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                                TABLE OF CONTENTS

                                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Balance Sheet - September 30, 2005 (unaudited) and December 31, 2004 (audited)                     3

                  Statements of Operations-(unaudited) for the three and nine
                  month periods ended September 30, 2005 and 2004                                                    4

                  Statements of Cash Flows-(unaudited) for the nine month
                  periods ended September 30, 2005 and 2004                                                          5

                  Notes to Consolidated Financial Statements                                                         6

         Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations            12

         Item 3.  Controls and Procedures                                                                           20

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 21

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       22

         Item 3.  Defaults Upon Senior Securities                                                                   22

         Item 4.  Submission of Matters to a Vote of Security Holders                                               22

         Item 5.  Other Information                                                                                 22

         Item 6. Exhibits                                                                                           22

SIGNATURES                                                                                                          23


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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

                                                                         September 30,      December 31,
                                                                              2005              2004
                                                                          (unaudited)        (audited)
                                                                       ----------------- -----------------
ASSETS
Current assets:
   Cash                                                                  $     79,521      $     97,297
   Restricted cash                                                                 --            30,327
   Accounts receivable, net of allowance of $56,202 ($25,000 - 2004)        1,759,265         1,054,623
  Current portion of notes receivable                                           4,449           270,347
   Inventories                                                                 23,239                --
   Other current assets                                                        40,771            41,207
   Assets of discontinued operations                                               --           205,921
                                                                         ------------      ------------
       Total current assets                                                 1,907,245         1,699,722

Property and equipment, net                                                   293,126           239,907
Other assets:
  Note receivable                                                              79,824         1,940,857
  Other assets                                                                 16,703                --
  Intangible assets, net                                                           --            50,526
                                                                         ------------      ------------
         Total other assets                                                    96,527         1,991,383
                                                                         ------------      ------------
Total assets                                                             $  2,296,898      $  3,931,012
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable:
      Bank                                                                         --            50,207
      Other                                                                   249,166           176,184
      Related parties                                                         184,906             9,906
   Accounts payable                                                           678,540           504,327
   Accrued expenses                                                           708,256           542,066
   Current maturities of long-term obligations                                 11,725         2,128,572
   Current maturities of long-term obligations-related party                   44,000            44,000
   Liabilities of discontinued operations                                          --           217,300
                                                                         ------------      ------------
        Total current liabilities                                           1,876,593         3,672,562
Long-term obligations:
   Bank notes payable                                                          54,341            64,133
   Notes payable-related parties                                            1,100,124         1,100,124
   Accrued pension expense                                                  2,091,387         2,177,287
                                                                         ------------      ------------
Total liabilities                                                           5,122,445         7,014,106
                                                                         ------------      ------------
Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares authorized;
      19,206,965 (17,561,965 in 2004) shares issued and outstanding            19,207            17,562
   Additional paid-in capital                                              28,455,803        28,375,198
   Common stock authorized, not issued                                         40,800                --
   Accumulated deficit                                                    (28,585,466)      (28,719,963)
   Accumulated other comprehensive loss                                    (2,755,891)       (2,755,891)
                                                                         ------------      ------------
 Total stockholders' deficiency                                            (2,825,547)       (3,083,094)
                                                                         ------------      ------------
Total liabilities and stockholders' deficiency                           $  2,296,898      $  3,931,012
                                                                         ============      ============

See notes to consolidated financial statements

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

                                                           Nine Months Ended                   Three Months Ended
                                                              September 30,                        September 30,
                                                    ---------------------------------------------------------------------
                                                         2005              2004              2005              2004
-------------------------------------------------------------------------------------------------------------------------
Sales                                               $  6,370,558      $  3,840,603      $  2,236,008      $  2,010,780
Cost of goods and services                             4,467,602         2,579,607         1,581,574         1,385,657
                                                    ------------      ------------      ------------      ------------
Gross profit                                           1,902,956         1,260,996           654,434           625,123

Costs and expenses:

   General and administrative                          1,208,061           854,043           420,507           279,088
   Depreciation and amortization                          31,593            19,875             7,844             7,358
   Write-off of capitalized financing  costs              44,857                --                --                --
   Selling                                               371,500             4,364           231,428                --
   Research and development                              240,347           214,486            78,423            71,531
                                                    ------------      ------------      ------------      ------------
        Total costs and expenses                       1,896,358         1,092,768           738,202           357,977
                                                    ------------      ------------      ------------      ------------

Operating income  (loss)                                   6,598           168,228           (83,768)          267,146

Other income (expense):
   Interest income                                        66,255                --                --                --
   Interest expense:
      Related parties                                    (68,331)          (57,187)          (23,998)          (20,534)
      Other                                              (81,149)               --           (11,718)               --
                                                    ------------      ------------      ------------      ------------
                                                        (149,480)          (57,187)          (35,716)          (20,534)
                                                    ------------      ------------      ------------      ------------
  Gain on settlement with terminated employee            191,739                --           191,739                --
  Gain on sale of equipment                                8,452                --             8,452                --
                                                    ------------      ------------      ------------      ------------
       Total other income (expense)                      116,966           (57,187)          164,475           (20,534)
                                                    ------------      ------------      ------------      ------------
 Income from continuing operations before
         income tax expense                              123,564           111,041            80,707           246,612
Income tax expense                                        (1,300)             (350)               --                --
                                                    ------------      ------------      ------------      ------------
Income from continuing operations                        122,264           110,691            80,707           246,612

Discontinued operations:

    Income (loss) from discontinued operations            12,233           (90,370)               --           (15,640)
                                                    ------------      ------------      ------------      ------------
   Net income                                       $    134,497      $     20,321      $     80,707      $    230,972
                                                    ============      ============      ============      ============

Net income (loss) per share-basic:
    Income from continuing operations               $        .01      $        .01      $        .00      $        .02
    Income (loss) from discontinued operations               .00              (.01)              .00              (.00)
                                                    ------------      ------------      ------------      ------------
    Net income                                      $        .01      $        .00      $        .00      $        .02
                                                    ============      ============      ============      ============

Net income (loss) per share-diluted:
    Income from continuing operations               $        .01      $        .01      $        .00      $        .02
    Income (loss) from discontinued operations               .00              (.01)              .00              (.00)
                                                    ------------      ------------      ------------      ------------
    Net income                                      $        .01      $        .00      $        .00      $        .02
                                                    ============      ============      ============      ============

 Weighted average number of shares outstanding:
     Basic                                            18,946,141        14,321,335        19,206,965        14,439,201
                                                    ============      ============      ============      ============
     Diluted                                          20,504,570        15,279,074        21,087,499        15,635,062
                                                    ============      ============      ============      ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                 September 30,
                                                                                      -------------------------------
                                                                                            2005              2004
---------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                          $   134,497      $    20,321
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      (Income) loss from discontinued operations                                          (12,233)          90,370
      Gain on sale of equipment                                                            (8,450)              --
      Expenses satisfied with common stock                                                 40,800               --
      Depreciation and amortization and write-off of capitalized financing costs           76,450           19,875
      Gain on settlement with terminated employee                                        (191,739)              --
      (Increase) decrease in:
         Accounts receivable, net                                                        (704,642)        (851,971)
         Inventories                                                                      (23,239)              --
         Other current assets                                                                 436          (24,084)
         Other assets                                                                     (16,703)              --
     Increase (decrease) in:

        Accounts payable                                                                  193,203          (60,801)
        Accrued expenses                                                                  166,189          300,084
        Accrued pension obligations                                                        89,100          121,160
                                                                                      -----------      -----------
Net cash used in operating activities of continuing operations                           (256,331)        (385,046)
Net cash provided by operating activities of discontinued operations                          854          247,703
                                                                                      -----------      -----------
Net cash used in  operating activities                                                   (255,477)        (137,343)
                                                                                      -----------      -----------

Investing activities:
    Decrease (increase) in restricted funds                                                30,327           (7,765)
    Purchase of property and equipment                                                    (81,768)         (60,772)
    Proceeds from notes receivable                                                      2,138,006               --
                                                                                      -----------      -----------
Net cash provided by (used in) investing activities                                     2,086,565          (68,537)
                                                                                      -----------      -----------

Financing activities:
   Net repayments of bank notes payable                                                   (50,207)         (77,730)
   Net borrowings of notes payable-other                                                   72,982               --
   Net borrowings of notes payable-related parties                                        175,000               --
   Proceeds from issuance of long-term obligations-related parties                             --          463,000
   Repayment of notes payable-related parties                                                  --         (205,000)
   Repayments of long-term obligations                                                 (2,126,639)        (201,944)
   Proceeds from issuance of common stock, net of costs                                    80,000          265,626
                                                                                      -----------      -----------
Net cash provided by (used in) financing activities                                    (1,848,864)         243,952
                                                                                      -----------      -----------
Net increase (decrease) in cash                                                           (17,776)          38,072
Cash - beginning of period                                                                 97,297           16,515
                                                                                      -----------      -----------
Cash -  end of period                                                                 $    79,521      $    54,587
                                                                                      ===========      ===========
Supplemental disclosure:
   Cash paid for:
      Interest                                                                        $   119,165      $    13,951
                                                                                      ===========      ===========
      Income taxes                                                                    $     1,300      $       350
                                                                                      ===========      ===========

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2004 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the United States Securities and Exchange Commission. Results of consolidated operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results to be attained in the year ending December 31, 2005. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our audited consolidated financial statements at December 31, 2004 presents a summary of significant accounting policies. The most critical accounting policies follow.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date. The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Publicly traded companies, other than small business issuers, must apply this Standard as of the beginning of the first interim or annual period that begins after September 15, 2005. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in periods beginning after September 15, 2005.

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

Note 3. Discontinued Operations and Reclassifications

The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005 and 2004 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc., which business was suspended in 2002 as a result of the loss of the DARPA contract, and the Laser Group (LF), which was sold.

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

The following is a summary of financial position at September 30, 2005 and December 31, 2004 and results of operations for the three and nine months ended September 30, 2005 and 2004 for the disposed Photonics (IP) and Laser (LF) segments:

                                                    September 30,    December 31,
                                                        2005           2004
                                                      --------       --------
Financial Position
Current assets and total assets of
discontinued operations                               $     --     $  205,921
                                                      ========     ==========
Liabilities of discontinued operations:
   Accounts payable and accrued expenses              $     --     $  212,300
   Unsecured note payable                                   --          5,000
                                                      --------     ----------
   Total liabilities of discontinued operations       $     --     $  217,300
                                                      ========     ==========

                                                   Three Months Ended September 30,
                                                        2005           2004
                                                      --------       --------
Results of Operations
Revenue from discontinued operations                  $     --     $  738,384
                                                      ========     ==========
Loss from discontinued operations                     $     --     $  (15,640)
                                                      ========     ==========

                                                   Nine Months Ended September 30,
                                                        2005          2004
                                                      --------     ----------
Results of Operations
Revenue from discontinued operations                  $     --     $2,230,542
                                                      ========     ==========
Income (loss) from discontinued operations            $ 12,233     $  (90,370)
                                                      ========     ==========

Certain other amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statements.

Note 4. Stock Option Plan and Stock Warrants

As of September 30, 2005 the Company's Stock Option Plans (the "Plan"), as approved by stockholders, provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to approximately 1,840,000 shares to employees, directors and consultants. The Company's board of directors has approved the grant of incentive stock options for the purchase of common stock for up to an additional 4,000,000 shares to employees, directors and consultants, which are subject to approval by shareholders. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of options including the exercise price, expiration date, number of shares, and vesting provisions.

A summary of incentive stock option activity for the nine months ended September 30, 2005 follows:

                                                                                       Weighted
                                                Number             Exercise             Average
                                              Of Options            Price           Exercise Price
                                           ---------------- --------------------- ------------------
Outstanding at December 31, 2004               1,895,482        $ .01 - $2.50            $ .13
                                                                =============            =====
Options issued                                 2,640,000          $ .09-$.35             $ .18
                                                                =============            =====
Options expired                                (692,982)        $ .01 - $2.50            $ .41
                                               ---------        =============            =====
Outstanding at September 30, 2005              3,842,500         $ .01 -$.35             $ .13
                                               =========         ===========             =====
Exercisable at September 30, 2005              3,842,500         $ .01 -$ .35            $ .13
                                               =========         ============            =====


At December 31, 2004, the Company had 425,000 warrants outstanding at an average exercise price of $2.50 per share. During the nine months ended September 30, 2005, 350,000 warrants expired. At September 30, 2005, the Company had 75,000 warrants outstanding at an average exercise price of $2.40.

At December 31, 2004 under the outside directors' stock option plan, there were 42,000 options outstanding to directors at an average exercise price of $1.15 per share. During the nine months ended September 30, 2005, 500 options expired. At September 30, 2005, there were 41,500 options outstanding to directors under this plan at an average exercise price of $1.05.

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

                                                 Three Months Ended September 30,
                                                          2005          2004
                                                         -----         -----
Results of Operations
Net income - as reported (000's)                         $  81         $ 231
Total stock based employee compensation
      expense determined under the fair value
      method for all awards (000's)                      $ (35)        $  (2)
                                                         -----         -----
   Net income - pro forma (000's)                        $  46         $ 229
                                                         =====         =====
Income per share as reported-basic and diluted           $ .00         $ .02
                                                         =====         =====
Income per share pro forma-basic and diluted             $ .00         $ .02
                                                         =====         =====

                                                   Nine Months Ended September 30,
                                                         2005          2004
                                                        -----         -----
Results of Operations
Net income - as reported (000's)                        $ 134         $  20
Total stock based employee compensation
      expense determined under the fair value
      method for all awards (000's)                     $(284)        $ (17)
                                                        -----         -----
Net income (loss) - pro forma (000's)                   $(150)        $   3
                                                        =====         =====
Income per share as reported-basic and diluted          $ .01         $ .00
                                                        =====         =====
Income (loss) per share pro forma-basic and diluted     $(.01)        $ .00
                                                        =====         =====


Note  5.  Business Segments

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

All of our business segments operate entirely within the United States. Revenues from customers in foreign countries are minimal. Transactions between reportable segments are recorded at cost. We rely on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown. A summary of selected consolidated information for our industry segments during the periods ended September 30, 2005 and 2004, respectively, is set forth as follows.

-------------------------------------------------------------------------------------------------------
                                            Photonics                     IT Services
                                              Group         Laser Group       Group        Consolidated
-------------------------------------------------------------------------------------------------------
Three Months ended September 30, 2004
-------------------------------------------------------------------------------------------------------
Sales to                                  $        --      $        --     $ 2,010,780      $ 2,010,780
unaffiliated customers
-------------------------------------------------------------------------------------------------------
Operating income                          $        --      $        --     $   267,146      $   267,146
-------------------------------------------------------------------------------------------------------
Income (loss) from                        $   (34,651)     $    19,011     $        --      $   (15,640)
discontinued operations
-------------------------------------------------------------------------------------------------------
Three Months ended September 30, 2005
-------------------------------------------------------------------------------------------------------
Sales to unaffiliated                     $        --      $        --     $ 2,236,008      $ 2,236,008
customers
-------------------------------------------------------------------------------------------------------
Operating (loss)                          $        --      $        --     $   (83,768)     $   (83,768)
-------------------------------------------------------------------------------------------------------
Income from                               $        --      $        --     $        --      $        --
discontinued operations
-------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                           Photonics         Laser         IT Services   Consolidated
                                             Group           Group           Group
-----------------------------------------------------------------------------------------------------
Nine Months ended September 30, 2004
-----------------------------------------------------------------------------------------------------
Sales to                                 $        --      $        --     $ 3,840,603     $ 3,840,603
unaffiliated customers
-----------------------------------------------------------------------------------------------------
Operating income                         $        --      $        --     $   168,228     $   168,228
-----------------------------------------------------------------------------------------------------
Income (loss) from                       $   (94,581)     $     4,211     $        --     $   (90,370)
discontinued operations
-----------------------------------------------------------------------------------------------------
Nine Months ended September 30, 2005
-----------------------------------------------------------------------------------------------------
Sales to                                 $        --      $        --     $ 6,370,558     $ 6,370,558
unaffiliated customers
-----------------------------------------------------------------------------------------------------
Operating income                         $        --      $        --     $     6,598     $     6,598
-----------------------------------------------------------------------------------------------------
Income from                              $    12,233      $        --     $        --     $    12,233
discontinued operations
-----------------------------------------------------------------------------------------------------


Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                         Nine Months Ended September 30,
                                                               2005           2004
                                                            ----------     ----------
Conversion of accounts payable to common stock              $    2,250     $       --
                                                            ==========     ==========
Common stock  received in  connection  with  settlement
agreement with terminated employee                          $  175,000     $       --
                                                            ==========     ==========
Common stock contributed to Osley & Whitney  Retirement
Plan which  reduced  the  balance  of  accrued  pension
expense obligation                                          $  175,000     $       --
                                                            ==========     ==========
Common  stock  authorized  not issued,  transferred  to
issued                                                      $       --     $   75,000
                                                            ==========     ==========
Purchase of vehicle through long-term obligations           $       --     $   45,120
                                                            ==========     ==========
Conversion of long-term  obligation and related accrued
interest and fees to common stock,  net of  capitalized
costs written off                                           $       --     $    5,000
                                                            ==========     ==========


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

The following table sets forth the computation of basic and diluted earnings per share for those periods with net income from continuing operations as follows:

                                                       Nine Months ended       Three Months ended
                                                       September 30, 2005      September 30, 2005
Numerator:
Income available to common stockholders from
continuing operations                                     $   122,264            $    80,707
                                                          ===========            ===========
Weighted average shares outstanding                        18,946,141             19,206,965
                                                          ===========            ===========
Denominator for diluted income per share:
  Weighted average shares outstanding                      18,946,141             19,206,965
  Common stock options and stock warrants                   1,558,429              1,880,534
                                                          -----------            -----------
  Weighted average shares and conversions                  20,504,570             21,087,499
                                                          ===========            ===========


                                                       Nine Months ended       Three Months ended
                                                       September 30, 2004      September 30, 2004
Numerator:
Income available to common stockholders from
continuing operations                                     $   110,691           $   246,612
                                                          ===========            ==========
Weighted average shares outstanding                        14,321,335            14,439,201
                                                          ===========            ==========
Denominator for diluted income per share:
  Weighted average shares outstanding                      14,321,335            14,439,201
  Common stock options and stock warrants                     957,739             1,195,861
                                                          -----------            ----------
  Weighted average shares and conversions                  15,279,074            15,635,062
                                                          ===========            ==========


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

Results of Operations

Comparison of Three Months ended September 30, 2005 and 2004

We commenced the operations of our IT services Group in the second quarter of 2003. The trends suggested by the following table are not necessarily indicative of future operating results due to the startup nature of our IT Services Group.


                                                                         Three Months Ended September 30,
                                                    ------------------------------------------------------------------------
                                                                   As a % of Net                  As a % of Net    Increase
                                                       2005          Revenues         2004          Revenues      (Decrease)
                                                    ----------      ----------     ----------      ----------     ----------
Sales                                               $2,236,008           100.0%    $2,010,780           100.0%          11.2%
Cost of sales                                        1,581,574            70.7      1,385,657            68.9           14.1
                                                    --------------------------     --------------------------     ----------
Gross profit                                           654,434            29.3        625,123            31.1            4.7
                                                    --------------------------     --------------------------     ----------
General and administrative                             420,507            18.8        279,088            13.9           50.7
Depreciation and amortization                            7,844             0.4          7,358             0.4            6.6
Selling                                                231,428            10.4             --             0.0
Research and development                                78,423             3.5         71,531             3.6            9.6
                                                    --------------------------     --------------------------     ----------
Total operating expenses                               738,202            33.0        357,977            17.8          106.2
                                                    --------------------------     --------------------------     ----------
Operating income (loss)                                (83,768)           (3.7)       267,146            13.3         (131.4)
Gain on settlement with terminated employee            191,739             8.6             --             0.0
Other income (expense) and income taxes, net           (27,264)           (1.2)       (20,534)           (1.0)          32.8
                                                    --------------------------     --------------------------     ----------
Income from continuing operations                       80,707             3.6        246,612            12.3          (67.3)
Loss from discontinued operations                           --             0.0        (15,640)           (0.8)        (100.0)
                                                    --------------------------     --------------------------     ----------
Net income                                          $   80,707             3.6%    $  230,972            11.5%         (65.1)%
                                                    ==========================     ==========================     ==========

     Sales

Sales for the three months ended September 30, 2005 were $2,236,008 which was an increase of $225,228 or 11.2% as compared to sales for the three months ended September 30, 2004 of $2,010,780. The increase was due to more billable hours in our IT Services Group in 2005 from expanded contracts with prime contractors for the U.S. Government.

     Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the three months ended September 30, 2005 was $1,581,574 or 70.7% of sales as compared to $1,385,657 or 68.9% of sales for the three months ended September 30, 2004. Gross profit was $654,434 or 29.3% of sales for the three months ended September 30, 2005 compared to $625,123 or 31.1% of sales from the three months ended September 30, 2004. We experienced a decrease in gross profit margin as a percent of sales due to the competitive nature of our business, which generally provides for lower gross profit margins on larger sales volume contracts. As the mix of different projects changes, our gross profit margin changes. In the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

     General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2005 were $420,507 which was an increase of $141,419 or 50.7% as compared to $279,088 for the three months ended September 30, 2004. Approximately 62% of this increase is due to the increases in employee compensation and related fringe benefits expenses. We also incurred increased operating expenses as we manage a larger volume of business.

We experienced increases in accounting and legal expenses of approximately $42,000 for the three months ended September 30, 2005 principally due to our focus on completing audits of our financial statements and related regulatory filings, which were completed and filed with the Securities and Exchange Commission in July 2005.

General and administrative expense includes expenses (including professional services and interest costs) associated with the Osley & Whitney defined benefit retirement plan, increased by approximately $11,100 from approximately $41,500 for the three months ended September 30, 2004 to approximately $51,600 for the three months ended September 30, 2005.

As a percentage of sales, general and administrative expense was 18.8 % for the three months ended September 30, 2005 as compared to 13.9 % for the three months ended September 30, 2004. We anticipate that the amount of general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business. We expect that legal and accounting expenses will decrease in the future since our public filings for several years were brought current.

       Depreciation and Amortization

Depreciation and amortization expense was relatively unchanged at $7,844 for the three months ended September 30, 2005 compared to $7,358 for the three months ended September 30, 2004.

        Selling Expenses

For the three months ended September 30, 2005 we incurred selling expenses of $231,428 associated with growing business in our IT Services Group as compared to no expenses for the three months ended September 30, 2004. Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. We engaged the services of a sales consultant in the three months ended September 2005. The consultant earned and we therefore expensed $40,800 in fees, payable in shares of our common stock. We expect that selling expenses, consisting principally of salaries, benefits, sales consultants, and travel expenses will increase as we devote more resources to increasing our sales.

        Research and Development

For the three months ended September 30, 2005 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $78,423 of expense compared to $71,531 for the three months ended September 30, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

     Income (Loss) From Operations

For the three months ended September 30, 2005 our operating loss was $83,768 compared to net income of $267,146 for the comparable period of 2004. For the three months ended September 30, 2005, we experienced increases in operating expenses of $380,225 offset in part by an improvement in gross margin of $29,311.

     Other Income (Expense)

Other income and expense consists of three components for the three months ended September 30, 2005.

One component of other income (expense) for the three months ended September 30, 2005 is a gain on settlement with a terminated employee of $191,739, which consists of the return to us of 500,000 shares of our common stock less legal expenses that we incurred in connection with the settlement. The shares were valued at the fair value on the date the settlement agreement was executed.

Interest expense was $35,716 for the three months ended September 30, 2005 compared to expense of $20,534 for the three months ended September 30, 2004, an increase of $15,182. This increase is principally due to an increase in short-term borrowings to finance accounts receivable of approximately $10,100 and increased borrowings from a related party. The principal balance due to this related party was $175,000 at September 30, 2005 versus zero at September 30, 2004.

Another component of other income (expense) for the three months ended September 30, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area.

       Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations of $15,640 for the three months ended September 30, 2004 compared with none for the three months ended September 30, 2005. The loss is the result of the Laser Group and the Photonics Group which were reclassified as discontinued operations.

     Net Income

For the three months ended September 30, 2005, we recorded income from continuing operations and net income of $80,707 or $.00 per share. This compares to net income from continuing operations of $246,612 or $.02 per share and net income of $230,972, or $.02 per share for the three months ended September 30, 2004. The decrease in profitability is attributable to increases in operating expenses of $380,225, especially selling expenses, offset in part by the gain on settlement with a terminated employee of $191,739 for the three months ended September 30, 2005.

  Comparison of Nine Months ended September 30, 2005 and 2004

The following table compares our statement of operations data for the first nine months of 2005 and 2004. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the startup nature of our IT Services Group, our termination of the DARPA contract and our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                        Nine Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                  As a % of Net                     As a % of Net      Increase
                                                    2005            Revenues          2004           Revenues         (Decrease)
                                                 -----------      -----------      -----------      -----------      -----------
Sales                                            $ 6,370,558            100.0%     $ 3,840,603            100.0%            65.9%
Cost of sales                                      4,467,602             70.1        2,579,607             67.2             73.2
                                                 ----------------------------      ----------------------------      -----------
Gross profit                                       1,902,956             29.9        1,260,996             32.8             50.9
                                                 ----------------------------      ----------------------------      -----------
General and administrative                         1,208,061               19          854,043             22.2             41.5
Depreciation and amortization                         31,593              0.5           19,875              0.5               59
Write-off of capitalized financing costs              44,857              0.7               --              0.0
Selling                                              371,500              5.8            4,364              0.1         8,412.80
Research and development                             240,347              3.8          214,486              5.6             12.1
                                                 ----------------------------      ----------------------------      -----------
Total operating expenses                           1,896,358             29.8        1,092,768             28.5             73.5
                                                 ----------------------------      ----------------------------      -----------
Operating income                                       6,598              0.1          168,228              4.4            (96.1)
Gain on settlement with terminated employee          191,739              3.0               --              0.0
Other income (expense) and income taxes, net         (76,073)            (1.2)         (57,537)            (1.5)            32.2
                                                 ----------------------------      ----------------------------      -----------
Income from continuing operations                    122,264              1.9          110,691              2.9             10.5
Gain (loss) from discontinued operations              12,233              0.2          (90,370)            (2.4)          (113.5)
                                                 ----------------------------      ----------------------------      -----------
Net income                                       $   134,497              2.1%     $    20,321              0.5%           561.9%
                                                 ============================      ===========      ===========      ===========


      Sales

Sales for the nine months ended September 30, 2005 increased substantially by $2,529,955 or 65.9% to $6,370,558 as compared to sales for the nine months ended September 30, 2004 of $3,840,603. The increase was due to the continued development of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new and expanded contracts with prime contractors for the U.S. Government.

     Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the nine months ended September 30, 2005 was $4,467,602 or 70.1% of sales as compared to $2,579,607 or 67.2% of sales for the nine months ended September 30, 2004. Gross profit was $1,902,956 or 29.9% of sales for the nine months ended September 30, 2005 compared to $1,260,996 or 32.8% of sales for the nine months ended September 30, 2004. We experienced a decrease in gross profit margin as a percent of sales due to the competitive nature of our business, which generally provides for lower gross profit margins on larger sales volume contracts. As the mix of different projects changes, our gross profit margin changes. In the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

     General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2005 increased by $354,018 or 41.5%. Approximately half of this increase is due to the increases in employee compensation and related fringe benefits expenses. We also incurred increased operating expenses as we manage a larger volume of business.

General and administrative expenses include increases in accounting and legal expenses for the nine months ended September 30, 2005 of approximately $148,000 principally due to our focus on completing audits of our financial statements and related regulatory filings, which were completed and filed with the Securities and Exchange Commission in July 2005.

General and administrative expenses include expenses (including professional services and interest costs) associated with the Osley & Whitney defined benefit retirement plan, which increased by approximately $26,700 from approximately $149,100 for the nine months ended September 30, 2004 to approximately $175,800 for the nine months ended September 30, 2005.

As a percentage of sales, general and administrative expense was 19.0% for the nine months ended September 30, 2005 and 22.2% for the nine months ended September 30, 2004. We anticipate that the amount of general and administrative expenses will increase as we continue to implement our business strategy and incur travel and other expenses associated with managing a larger business. We expect that legal and accounting expenses will decrease in the future since our public filings for several years were brought current in the quarter ended September 30, 2005.

     Depreciation and Amortization

Depreciation and amortization expense was $31,593 for the nine months ended September 30, 2005 compared to $19,875 for the nine months ended September 30, 2004. Beginning in the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru TM products. We have continued to acquire office equipment such as personal computers as we hire additional personnel. We relocated our Washington, D.C. office in the third quarter of 2005 and acquired additional office equipment. The increase is due to depreciations and amortization of these recently acquired assets.

        Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of LF obtained new bank financing. The buyer paid all of our notes receivable from it, which proceeds were used to pay off all of LF's bank promissory notes and LF's capital lease. As a result we wrote off the balance of the capitalized financing costs of $44,857, which was included in amortization expense.

        Selling Expenses

For the nine months ended September 30, 2005 we incurred selling expenses of $371,500 associated with growing business in our IT Services Group compared to $4,364 for the nine months ended September 30, 2004. Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. We engaged the services of a sales consultant in the three months ended September 2005. The consultant earned and we therefore expensed $40,800 in fees, payable in shares of our common stock. We expect that selling expenses, consisting principally of salaries, benefits, sales consultants, and travel expenses will increase as we devote more resources to increasing our sales.

        Research and Development

For the nine months ended September 30, 2005 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $240,347 of expense compared to $214,486 for the nine months ended September 30, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to be in a position to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

     Income (Loss) From Operations

For the nine months ended September 30, 2005 our operating income was $6,598 compared to a $168,228 for the comparable period of 2004. This is attributable to our focus on our new IT Services Group and the growth of IT sales which provided gross profit of $1,902,956, an increase of $641,960 over the nine months ended September 30, 2004, to fund research and development, general and administrative expense and interest expenses. Operating expenses were $1,896,358, for the nine months ended September 30, 2005, an increase of $803,590 over the nine months ended September 30, 2004.

     Other Income (Expense)

Other income and expense consists of three components for the nine months ended September 30, 2005.

One component of other income (expense) for the three months ended September 30, 2005 is a gain on settlement with a terminated employee of $191,739, which consists of his return to us of 500,000 shares of our common stock less legal expense that we incurred in connection with the settlement. The shares were valued at the fair value on the date the settlement agreement was executed.

Interest expense was $149,480 (including $66,255 of interest expense on notes payable of LF) for the nine months ended September 30, 2005 compared to $57,187 for the nine months ended September 30, 2004. The increase of $92,293 is offset by $66,255 of interest income from the notes receivable due from the buyer of LF's business for a net increase of $26,038. This net increase is principally due to (i) an increase in interest on notes payable to related parties of $11,144 due to an increase in the average outstanding principal balance of notes payable to related parties; (ii) an increase in interest to others of $10,100, which is interest on short-term notes to finance accounts receivable; and (iii) an increase in interest on equipment loans.

Another component of other income (expense) for the three months ended September 30, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area.

      Income (loss) from Discontinued Operations

We recorded income from discontinued operations of $12,233 for the nine months ended September 30, 2005 compared to a loss of $90,370 for the nine months ended September 30, 2004. These results are from the Laser Group and the Photonics Group which were reclassified as discontinued operations.

     Net Income (Loss)

For the nine months ended September 30, 2005, we recorded income from continuing operations of $122,264, or $.01 per share and net income of $134,497 or $.01 per share. This compares to net income from continuing operations of $110,691 or $.01 per share and a net income of $20,321 or $.00 per share (the difference of $(.01) per share is from discontinued operations) for the nine months ended
September 30, 2004. The improvement in profitability is attributable to an increase in gross profit of $641,960 and a gain on settlement with a terminated employee of $191,739 which offset increases in operating expenses of $803,590, especially selling expenses, for the nine months ended September 30, 2005. We also recorded a gain from discontinued operations of $12,233 for the nine months ended September 30, 2005 versus a loss of $90,370 for the comparable period of 2004.

      Liquidity and Capital Resources

As of September 30, 2005 we had unrestricted cash of $79,521, which is available for working capital and property and equipment acquisitions.

At September 30, 2005 we had working capital of $30,652. Prior to June 30, 2005 we reported a working capital deficit. The improvement from a deficit of $1,972,840 at December 31, 2004 is a result of the buyer of the assets and businesses of LF obtaining new bank financing and paying off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease (which were all classified as current liabilities due to violations of certain loan covenants).

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties and to related parties, private placements of common stock and financing of our accounts receivable. We have established and use a financing line with a financial institution which enables us to sell, with full recourse against us, certain accounts receivable invoices. In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our working capital needs.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities.

During the three months ended September 30, 2005, one consultant provided services to us valued at $40,800. Those services are payable in 149,916 shares of common stock.

During the three months ended September 30, 2005, we made a contribution to the Osley & Whitney defined benefit retirement plan of 500,000 shares of our common stock, which was valued at $175,000.

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

                                     PART II
                                OTHER INFORMATION

Item 1:  Legal Proceedings.

We are the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we assert that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We allege that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. In the action, we seek compensatory damages in the amount of $500,000 plus statutory interest, punitive damages as well as an award of attorney's fees and costs. One of Spectra's counterclaims was dismissed by the court in response to our motion for summary judgment. The trial was completed in February 2005. The jury returned a verdict and judgment in our favor in the amount of approximately $600,000. We have filed a notice of appeal with respect to the damages portion of the verdict. On September 1, 2005, Spectra voluntarily dismissed with prejudice its remaining pending counterclaim against us. We have entered into an escrow agreement with the defendants pursuant to which approximately $600,000, representing the amount of the judgment has been deposited. Withdrawal of the funds will be permitted only upon the date that judgment, in the matter, becomes a final non-appealable decision, or earlier upon the written agreement of all parties.

We are the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. Claimant, a former employee and former member of our board of directors, alleges that the parties entered into a consulting agreement dated September 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleges that we have failed or refused to make such cash payments and have breached the agreement and seeks all monies owed to him, said amount alleged to be approximately $130,000. We answered the claim by admitting that a letter agreement was entered into but denied all of the remaining allegations. We also filed a counterclaim in the arbitration proceeding. We filed a related claim against Mr. Feeley in the Superior Court, State of Rhode Island on September 5, 2003. We claim that he breached certain provisions of his employment agreement, breached fiduciary duties he owed to us and violated several provisions of the September 27, 2002 letter agreement. We seek compensatory damages in amounts to be shown at trial, and preliminary and permanent injunctive relief and other relief as may be appropriate.

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

During the three months ended September 30, 2005, we completed settlement negotiations with a former employee. The parties agreed to settle all claims to avoid the expense and time of litigation. The parties executed mutual releases. The former employee surrendered 500,000 shares of our common stock that he owned to us, which was recorded at fair value at the date of the settlement agreement.

Other than the foregoing proceeding, we are not a party to any material legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities.

During the three months ended September 30, 2005, we received services from a consultant and are obligated to issue 149,916 restricted shares of common stock valued at $40,800, based on the value of the services provided. The shares were accounted for as common stock authorized, not issued at September 30, 2005. We will issue the shares in the quarter ending December 31, 2005.


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



                                               Infinite Group, Inc.
                                               ------------------------------
                                               (Registrant)


Date   November 11, 2005                       /s/ Michael S. Smith
                                               ------------------------------
                                               Chief Executive Officer


Date   November 11, 2005
                                               /s/ Michael S. Smith
                                               ------------------------------
                                               Chief Financial Officer

                                               (Principal Financial Officer)