Form 10KSB
period 2005-12-31
INFINITE GROUP INC
filed 2006-03-31
CIK 884650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                        --------------------------------

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from . . . . . . . . . . to . . . . . . . . . .

                         Commission File Number 0-21816

                              INFINITE GROUP, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           52-1490422
---------------------------------                          ---------------------
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

      Check whether the  registrant is not required to file reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [_]


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No[X]

      For the year ended December 31, 2005, the revenues of the registrant were $8,505,199.

      As of March 22, 2006, 19,856,881 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the "Over the Counter Bulletin Board" of $.44 on March 22, 2006) was approximately $ 5,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

      Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                              INFINITE GROUP, INC.

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I
   Item 1.     Business.............................................................................................3
   Item 2.     Properties..........................................................................................25
   Item 3.     Legal Proceedings...................................................................................25
   Item 4.     Submission of Matters to a Vote of Security Holders.................................................26
PART II
   Item 5.     Market for Common Equity and Related Stockholder Matters............................................27
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation............................................................................28
   Item 7.     Financial Statements................................................................................38
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................38
   Item 8A.    Controls And Procedures.............................................................................39
PART III
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...................................................................40
   Item 10.    Executive Compensation..............................................................................42
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................44
   Item 12.    Certain Relationships and Related Transactions......................................................47
   Item 13.    Exhibits............................................................................................49
   Item 14.    Principal Accountant Fees and Services..............................................................51

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

                                ITEM 1: BUSINESS

Overview

Beginning in 2003, we changed our business and began operating under a new business model. On January 3, 2003, our former president and chief executive officer, Clifford G. Brockmyre II, resigned and was replaced by Michael S. Smith, one of our board members. At the same time, we moved our corporate headquarters from Warwick, RI to Rochester, NY. On April 30, 2003, Dr. Allan Robbins and Paul Delmore were appointed to fill two existing vacancies on our board of directors (board). Mr. Brockmyre remained on our board until October 30, 2003 at which time he resigned. On March 15, 2004, Brian Corridan resigned from our board.

In conjunction with our change of management in 2003, we decided to restructure our business. Beginning in the second quarter of 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology, and we opened an office in the Washington DC metropolitan area. We now provide business and information technology services and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients' exact needs and providing expert management services to the lifecycle of technology-based projects.

We sold a portion of the business of our Laser Fare, Inc. subsidiary (LF) (primarily the medical and engraving business) as of December 31, 2003 and the remaining business as of December 31, 2004, although we continued to operate the business during the disposal process. We had notes receivable of $2.1 million due from the buyer at December 31, 2004 and related bank promissory notes and a capital lease obligation of $2.1 million. In May 2005, the buyer obtained new bank financing and paid off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease obligation. This improved working capital by approximately $1.9 million, since the bank promissory notes and the capital lease obligation were all classified as current liabilities due to violations of certain loan covenants.

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal corporate headquarters are located at 595 Blossom Road, Suite 309, Rochester, NY 14610. Since January 1, 2005, our business is exclusively in the field of IT services and biometric technology. We maintain a website at www.us-igi.com. The content of our website shall not be deemed part of this report.

Our Business

Information Technology Services

During 2005, we provided IT services including business and technology integration and systems support to U.S. government and commercial clients. Our work includes leading edge operations supporting complex programs in Advanced Server Management, Wireless Technology, Human Capital Services, Enterprise Architecture and Earned Value Management. We focus on aligning business processes with technology for delivery of solutions meeting our clients' exact needs in the following seven practice areas:

Enterprise Architecture. Our approach to developing architecture for our clients' IT needs begins with the business model. Business drives the need for solutions, and technology facilitates the solution. By understanding the business drivers, we establish the architectural framework to build or extend the computing environment with right sized technology solutions that maximize business processes while minimizing the costs and risks to the client. We developed and continue to support the implementation of business processes for a new operation of the U.S. Department of Homeland Security (DHS) where we have successfully integrated technology into the business layer of the existing architectural framework.

      Software Development. We follow a systematic approach to developing software. Whether it is a full systems development lifecycle or portions of one, we approach our development tasks with process discipline to ensure tasks are defined, objectives established and progress measured. We developed a Human Resource PeopleSoft-based solution for the DHS to manage the entry and exit of personnel. We developed a software application called SmartForms and have converted standard paper forms to electronic forms to greatly enhance the processing of personnel actions. We also created software to automate routine functions performed under a Network Services contract to enhance and speed-up productivity, as well as reduce the client's operating expenses.

      Network Solutions. We operate one of the nation's largest wide area networks for a major establishment of the U.S. government. We provide this support under a subcontract we entered into in 2004 with a large systems integrator. Referred to as Advanced Server Management, our team of server experts supports approximately 2,000 servers and some 140,000 client stations from two large data centers in Maryland and Colorado. Operating around the clock, we consistently exceed the requirements of our service level agreements.

      Systems Engineering. We provide critical systems engineering support to the Advanced Server Management Program and on projects for the DHS. Our engineers design and build systems supporting a mix of business activities. We both manage and execute engineering projects supporting complex wide area networks and local area networks in Windows and UNIX environments, and we provided engineering support for a nationwide wireless operation. Our engineers follow proven methodologies to transition systems from concept to operations.

      Program Management. Our program managers are subject matter experts who are especially skilled in managing complex programs dealing with leading edge technologies. Our engagements span a broad range of tasks such as feasibility studies, concept and strategy planning, business process development and reengineering, and project execution. Our staff has a thorough understanding of the technical basis for management and therefore provides clients with expertise connecting technical delivery with sound project management using earned value management processes. We have provided program, portfolio and project management, risk management, master scheduling and acquisition management services to the DHS's Wireless Management Office. In fact we supported the creation, deployment and maintenance of the multi-billion dollar Integrated Wireless Network (IWN) program.

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

      Project Management. Managing technology-driven projects is a complex process requiring skilled personnel to deliver on the actual work, as well as requiring expert project managers who can plan and execute the work. We have a proven methodology for project management, which includes standards for Earned Value Management that can be applied to any project type. We have created web-based project management environments to integrate the entire process of delivery with project management standards to optimize performance. A Portal provides a mechanism to engage the entire stakeholder community in the delivery process and enable team personnel to plan, perform, measure, and report on delivery. We created a comprehensive project management system and have implemented earned value management-based project management standards for the DHS Wireless Management Office.

During 2005, we derived approximately 53% of our revenue from our Advanced Server Management subcontract. During that same period, we derived approximately 12% of our revenue from a prime contract with the DHS. We also entered into several subcontracts under which we provided IT services to various programs and divisions of DHS. These subcontracts provided the balance of our 2005 revenue.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. government, as well as other national and international organizations. To date, we have one prime contract under our GSA Contract with annualized revenues of approximately $1 million. We have used the GSA Contract as a basis for pricing our current and proposed work. We intend to continue using our GSA Contract to facilitate the sale of IT consulting services to the U.S. government.

In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract in 2005. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved. We have submitted proposals and have identified opportunities for other new contracts for 2006 and beyond to replace revenue that does not continue in the ordinary course of business, as well as to increase our revenues.

When we experience contract terminations or reductions in customer staffing requirements, we attempt to identify other revenue generating project opportunities with our existing prime contractors or others to redeploy those employees who are no longer providing billable services. In March 2006, in response to the termination of the contract discussed above, we placed several formerly billable employees on unpaid leave, realigned positions of our business development staff, and redirected our selling and marketing activities towards those opportunities that heighten the probability of increased revenues in 2006, while preserving our long term business development initiatives. We are focusing on a Tactical Program that seeks to grow business with existing clients and a Strategic Program that aligns us with major procurement activity for long term growth.

We are actively pursuing opportunities to develop additional revenues in new and existing target markets. In March 2006 we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

Early successes in our 2006 initiatives are evident in the preferred relationships we have with earned several large systems integrators and one major product house. In addition, we are a member of one of only seven teams that won the U.S. Army's recent five year, $19.5 billion Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until revenue increases to support our infrastructure and provides consistent profitability.

During 2005, we continued the development of an access control terminal and related software called TouchThru.(TM) TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private biometric technology company headquartered in Buffalo, N.Y. TouchThru(TM) is the first biometric product we have developed and in 2006 we plan to market and sell it. We are building demonstration units for potential customers and plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

We have demonstrated working prototypes of TouchThru(TM) at several trade shows and to potential customers. These preliminary marketing efforts have produced positive feedback and several early stage prospects. We believe these early marketing efforts will provide us with good information that will be used to formulate and implement our marketing strategy. We have trademarked TouchThru(TM), True Identity Access(TM), and True Identity Access Control(TM), phrases which we intend to use in the marketing effort.

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

We believe that the U.S. government is increasingly turning to the information technology industry to execute support processes and functions that were traditionally performed by government employees. According to INPUT, the size of the U.S. government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the Department of Defense, decreased by 1.1 million workers during the period 1990 through 2000, representing a 22% decline. The Government Accounting Office (GAO) has warned of further attrition due to retirement of U.S. government workers during the period 2003 through 2006.

We believe that homeland security will have the greatest impact on three specific segments of the U.S. government IT market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the U.S. government's increasing reliance on complex IT infrastructure, combined with a decline in the size of the U.S. government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the U.S. government's increased use of service providers to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the government increases its reliance on outsourcing for its IT needs. These trends include:

      o The aging of the U.S. government's workforce. According to INPUT, the U.S. government has estimated that more than 30% of current members of the government workforce, as described above, in supervisory positions will be eligible for retirement by 2007, and the average age of government employees increased from 42 years of age in 1990 to 46 years of age in 2004. In April 2001, the GAO concluded in a report that the U.S. government's human capital challenges were adversely affecting the ability of many agencies to carry out their missions. The GAO reiterated this conclusion in its January 2003 updated Report.

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

Increased Spending on Homeland Security

In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, including protecting critical infrastructure. According to INPUT, the total addressable information technology budget for the DHS is projected to grow from $3.8 billion in government fiscal 2004 to $5.9 billion in government fiscal 2009, representing a compound annual growth rate of 9.9%.

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

Recent Capital Raising Activities

At various times during 2005, we issued or authorized for issuance restricted shares of common stock in private transactions as follows:

                                                      Shares Issued                    Average Price
                                                       or Issuable     Consideration     Per Share
                                                       -----------     -------------   -------------
Shares issued:
  In financing transactions with related party            1,600,000     $   80,000     $        0.05
  As satisfaction of liabilities                             45,000          2,250     $        0.05
  Upon conversion of note payable to related party          500,000         25,000     $        0.05
  For consulting services                                   149,916         40,800     $        0.27
                                                      -----------------------------
                                                          2,294,916     $  148,050
Shares authorized, not issued:
  For consulting services                                   150,084         48,528     $        0.32
  Per settlement agreement with former employee              25,000          7,500     $        0.30
                                                      -----------------------------
                                                          2,470,000     $  204,078
                                                      =============================

During 2005, a stockholder made various loans to us which totaled $185,000 at December 31, 2005. These loans are evidenced by a secured promissory note bearing interest at 12% per annum. The principal is due on January 1, 2008 and interest is payable monthly.

During 2005, the terms of convertible promissory notes issued in prior years to related parties were revised. The maturity dates were extended to January 1, 2016 with principal and accrued interest secured by our assets and convertible at the option of the holder any time after that date which is 60 days following the approval of our stockholders, authorizes a sufficient number of shares of common stock to permit such conversion into shares of common stock at $.05 per share subject to the following limitations. The shares of common stock issuable upon the proposed conversion may not result in a change in control which would limit the use of our net operating loss carryforwards; provided, however, if we close a transaction with another third party or parties that results in a change of control which will limit the use of our net operating loss carryforwards, then the change of control provisions are no longer be in effect. The interest rates were revised to 8% at January 1, 2006 and thereafter the rate will be adjusted annually to prime plus one and one quarter percent.

If the principal and accrued interest amounts of all of the convertible notes were converted as of December 31, 2005, we would issue a total of 18,258,020 shares to these two note holders.

We issued several short-term promissory notes, which are not convertible, to another individual in the aggregate amount of $265,000 bearing interest at 12% per annum. The maturity date of these promissory notes was extended to January 2008 and require monthly payments of interest only.

Our new business strategy described above, as well as the various capital raising activities we engaged in during the past several years, have allowed us to continue operations while we build our new business. We believe, but can offer no assurances, that our current operations, as restructured, coupled with our demonstrated ability to raise capital, will provide sufficient working capital to fund our operations through 2006.

We have a line of credit of up to $800,000 with a finance company that enables us to sell selected accounts receivable invoices to the finance company with full recourse against us. This line provides working capital to finance our current operations.

Competition

We compete mainly with other IT professional services firms operating in the federal, state and local government marketplace. We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., EDS Corp., Computer Sciences Corp., Unisys, SRA International and SI International, Inc.

We also compete with a significant number of established and startup companies that have developed or are developing and marketing software and hardware for fingerprint biometric access control and security applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. Our fingerprint scanning product, TouchThru(TM), faces intense competition from a number of competitors who are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Cogent, Inc., Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola, Inc.), Cogent, Inc. and CrossMatch Technologies, Inc. In addition, we will face competition from non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors. At December 31 2005, we have built sales demonstration units of our primary biometric product, TouchThru(TM). However, we have not earned any revenues from the sale of that product nor do we have a backlog of orders.

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

In 2004, we acquired trademarks for TouchThru(TM), True Identity Access(TM) and True Identity Access Control(TM).

Employees

As of December 31, 2005, we had a total of 71 full-time employees, including 58 in information technology services, two in executive management, one in engineering and product development, three in finance and administration and seven in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

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

We derived approximately 88% of our total revenue from continuing operations in 2005 from U.S. government contracts as a subcontractor. We expect that we will continue to derive a substantial portion of our revenue for the foreseeable future from work performed under U.S. government contracts, as we have in the past, and from new marketing efforts focused on state and local governments. If we were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments were impaired, or if any of the foregoing otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We derived approximately 88% of our total revenue in 2005 from contracts under which we acted as a subcontractor. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

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

We have capitalized software development and tooling costs related to our TouchThru(TM) product which may require a write down of their carrying values if our proprietary rights are not protected. If at any time, the estimated future gross revenues from the product less costs to complete do not exceeds the carrying values, the assets will be written down.

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

                          Risks Related to our Business

We experienced an operating loss in 2005.

Our historical operations have not been profitable until 2004 and we earned an operating loss of approximately $4,000 and net income of approximately $34,000 in 2005. As of December 31, 2005, we had an accumulated deficit of approximately $28.7 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, and our IT business was profitable in 2004, we decided to increase our expenses for marketing and selling efforts in 2005. As a result of these decisions we generated an operating loss in 2005 and until we close new contracts and earn revenues or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2005, we had current liabilities, including trade payables, of approximately $974,000 and long-term liabilities of $3.7 million. We had working capital of approximately $90,000 and a current ratio of 1.09. Our objective is to improve our working capital position from profitable operations. We may experience working capital shortages that impair our business operations and growth strategy if we incur operating losses or net losses and as a result, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December  31,  2005,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,405,612 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders' equity. The market value of plan assets decreased from $3,510,324 at December 31, 2004 to $3,315,524 at December 31, 2005. The decrease was comprised of payment of benefits of $413,193 and expenses paid of $90,964, which were offset in part by an investment return of $127,918 and contributions of $181,439. The benefit obligation increased during 2005 by $33,525 to $5,721,136 at December 31, 2005 as a result of benefits paid of $413,193 which were offset by an actuarial loss of $131,358, and interest cost of $315,360.

We were required to contribute amounts in 2004 and 2005 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We currently do not have the funds available to make required contributions which currently approximate $1.4 million. We recorded defined benefit pension expense of approximately $161,000 in 2004 and $119,000 in 2005.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2005, we raised approximately $1.9 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources. Certain debt holders have agreed to extensions of the maturity dates of their notes, most recently to January 2008. We cannot provide assurance that we will be able to obtain further extensions of maturity dates or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We may grow our business by acquiring companies and businesses that we feel have synergy and will complement our business plan. We regularly evaluate potential business combinations and pursue attractive transactions. We may be unable to profitably manage businesses that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

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

Our future growth depends, in part, on our ability to implement and expand our financial control systems and to expand, train and manage our employee base and provide support to an expanded customer base. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that we will continue to expand or that any expansion will enhance our profitability. If we do not achieve sufficient revenue growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith and James M. Frost. The loss of either of these key employees may materially adversely affect our business. At this time we do not have any term "key man" insurance on any of these executives.

                        Risks Related to our Common Stock

Six stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of December 31, 2005, six individuals or their interests owned approximately 24.3%, 5.5%, 5.3%, 2.5%, 2.5%, and 2.5% (42.6% in the aggregate) respectively of our outstanding common stock.

In addition, two individuals have the right to convert debt and accrued interest into shares of common stock at $.05 per share. If each party converted all of the principal and accrued interest into common stock, these two individuals would own approximately 29.1% and 18.8%, respectively, of our outstanding common stock. However, the shares of common stock issuable upon the proposed conversions may not result in a change in control which would limit the use of our net operating loss carryforwards We estimate at December 31, 2005, that up to approximately 11 million shares of common stock, (representing 35.6% of the then outstanding common stock) could be issued as a result of conversion of principal and interest before a change of control would occur that would limit the use of our net operating loss carryforwards.

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

As of December 31, 2005 we have granted options to employees and directors covering 4,062,400 shares of our common stock under our stock option plans. In addition, we have issued warrants to purchase 75,000 shares of our common stock at December 31, 2005. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

We have been delisted from the NASDAQ market.

Prior to March 2003, our common stock was traded on the NASDAQ SmallCap Market. Our stock now trades on the Over the Counter Bulletin Board. As a consequence of such delisting, investors will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, we believe that delisting from NASDAQ in fact caused a decline in our stock price, and could increase the difficulty of obtaining future financing.

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


                               ITEM 2: PROPERTIES


The table below lists our facility locations and square feet owned or leased. The Rochester, NY and Vienna, VA rent includes utilities.

                               Owned   Leased   Annual Rent    Termination Date
                               -----   ------   -----------    ----------------
      At December 31, 2005:
      Vienna, VA                   -   2,930       $ 76,100           2008
      Rochester, NY                -   1,348       $ 16,176           2006

We believe all properties are in good operating condition.

                            ITEM 3: LEGAL PROCEEDINGS

We are not presently involved in any material legal proceedings. Previously, we were involved in the following legal matters.

We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and settled with the defendants in January 2006. As a result, we received and recorded other income of approximately $500,000, net of legal fees and expenses in the first quarter of 2006

We were the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. The claimant, a former employee of ours and former member of our board of directors, alleged that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of claimant's employment requiring certain cash payments to be made. Claimant alleged that we had failed to make such cash payments and had breached the agreement and sought all monies owed to him, said amount being approximately $130,000. This matter was settled in the fourth quarter of 2005. Pursuant to the terms of the settlement agreement, we recorded a gain on settlement of approximately $99,000 in 2005 when we adjusted the carrying amounts of the related liabilities to actual. We also authorized the issuance of 25,000 shares of common stock in connection with the settlement agreement valued at $7,500, which was based on the closing price of the stock on the date of the settlement agreement.

We were the plaintiff in a lawsuit filed on April 22, 2005 in the Supreme Court, State of New York, captioned Infinite Group, Inc. v. Mark Ackley and Ackco, Inc. In this action, we alleged that Mr. Ackley, our former chief operations officer and director of business development, breached his contractual and fiduciary obligations to us by causing a company he controls to enter into a consulting arrangement with and perform services for another firm while employed by us. We terminated Mr. Ackley's employment for cause on March 11, 2005. We also alleged that Mr. Ackley was in violation of his non-compete obligations contained in his employment agreement. In 2005, the parties agreed to settle all claims to avoid the expense and time of litigation. The parties executed mutual releases. The former employee surrendered 500,000 shares of our common stock that he owned to us, which was recorded at fair value of $175,000 at the date of the settlement agreement. We contributed the shares to the O&W Retirement Plan. The settlement resulted in a gain of $191,739, net of related expenses and adjustments to accrued expenses, and has been recorded as a gain on settlement in our consolidated statement of income.


            ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Our Annual Meeting of Stockholders was held on February 28, 2006. There were present at the meeting, either in person or by proxy, holders of 15,032,176 Common Shares. Stockholders re-elected the three directors nominated in the February 1, 2006 Proxy Statement, to serve for one-year terms, each to hold office until his successor is duly elected and qualified.

At the Annual Meeting, the stockholders also:

      o approved our 2005 Stock Option Plan;
      o approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 20,000,000 to 60,000,000; and
      o ratified the appointment of Freed Maxick & Battaglia, CPAs, PC as our independent auditors for the fiscal years 2002, 2003, 2004 and 2005.


Results of stockholder voting follow:

Election of Directors                      For                 Withheld
---------------------                   ----------             --------

Michael S. Smith                        14,475,991              556,185
Paul J. Delmore                         14,475,991              556,185
Allan M. Robbins                        14,475,991              556,185
                                        ==========              =======

                                                                         Broker
                                   For          Against     Abstain    Non-Votes
                                ---------      ---------    -------    ---------
Approval of our
2005 Stock Option Plan          9,645,538      1,099,743     3,600     4,282,295
                                =========      =========    =======    =========

                                                        For        Against      Abstain
                                                        ---        -------      -------
Approval to amend our Certificate of
Incorporation to increase the number of shares
authorized from 20,000,000 to 60,000,000            13,882,118    1,142,713      7,345
                                                    ==========    =========      =====

                                                        For        Against       Abstain
                                                        ---        -------       -------
Ratify the appointment of
Freed Maxick & Battaglia, CPAs, PC
as our independent auditors
for the fiscal years 2002, 2003, 2004 and 2005      14,418,301      5,440        608,435
                                                    ==========      =====        =======

                                     PART II

      ITEM 5: MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on Nasdaq's Over the Counter Bulletin Board ("OTCBB") under the symbol IMCI.OB. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 2005               High                  Low
-----------------------------          -----------           -----------

First Quarter                          $    0.20             $    0.07
Second Quarter                         $    0.34             $    0.10
Third Quarter                          $    0.40             $    0.14
Fourth Quarter                         $    0.44             $    0.10

Year Ended December 31, 2004              High                   Low
-----------------------------          -----------           -----------

First Quarter                          $    0.08             $    0.01
Second Quarter                         $    0.25             $    0.05
Third Quarter                          $    0.50             $    0.09
Fourth Quarter                         $    0.20             $    0.04

As of December 31, 2005 we had approximately 1,300 beneficial stockholders.

Recent Sales of Unregistered Securities.

At various times during 2005, we issued or authorized for issuance restricted shares of common stock in private transactions as follows:

                                                           Shares Issued                       Average Price
                                                            or Issuable     Consideration        Per Share
                                                            -----------     -------------        ---------
Shares issued:
  In financing transactions with related party                1,600,000        $  80,000          $ 0.05
  As satisfaction of liabilities                                 45,000            2,250          $ 0.05
  Upon conversion of note payable to related party              500,000           25,000          $ 0.05
  For consulting services                                       149,916           40,800          $ 0.27
                                                           ------------------------------
                                                              2,294,916        $ 148,050
Shares authorized, not issued:
  For consulting services                                       150,084           48,528          $ 0.32
  Per settlement agreement with former employee                  25,000            7,500          $ 0.30
                                                           ------------------------------
                                                              2,470,000        $ 204,078
                                                           ==============================

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

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 10 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

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

We sold or closed our prior businesses and closed the last sale on December 31, 2004. We are now solely focused in the fields of IT consulting services and biometric technology.

The following discussion relates to the businesses that were sold or closed and the current effect on our operations and financial position.

Osley & Whitney, Inc. Retirement Plan

Since our sale of Osley & Whitney, Inc. (O&W) in 2002, we have remained the sponsor of the O&W Retirement Plan. At December 31, 2005, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,405,612 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders' equity. The market value of plan assets decreased from $3,510,324 at December 31, 2004 to $3,315,524 at December 31, 2005. The
decrease was comprised of payment of benefits of $413,193 and expenses paid of $90,964, which were offset in part by an investment return of $127,918 and contributions of $181,439. The benefit obligation increased during 2005 by $33,525 to $5,721,136 at December 31, 2005 as a result of benefits paid of $413,193 which were offset by an actuarial loss of $131,358, and interest cost of $315,360.

At December  31,  2004,  the O&W  defined  benefit  pension  plan had an accrued pension obligation liability of $2,177,287 and an accumulated other comprehensive loss of $2,755,891 which we recorded as a reduction of stockholders' equity. The decrease in the market value of plan assets from $3,621,035 at December 31, 2003 to $3,510,324 at December 31, 2004 was comprised of payment of benefits of $402,174 and an investment return of $367,617 less expenses paid of $76,154. The benefit obligation decreased during 2004 by $123,638 to $5,687,611 at December 31, 2004 as a result of benefits paid of $402,174 and an actuarial gain of $60,091 offset by interest cost of $338,627.

We were required to contribute amounts in 2004 and 2005 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2002, 2003 or 2004 and we currently do not have the funds available to make available to make required contributions which currently approximate $1.4 million. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expense of approximately $119,000 in 2005 and $161,000 in 2004. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We are also evaluating strategies to improve the plan's performance.

Express Pattern (EP) Note Receivable

On March 14, 2002, we sold the net assets of EP. The remaining balance of the note receivable at December 31, 2005 after the offset and write-off is approximately $74,000. The interest earned on this note through December 31, 2005 in the amount of $27,545 has been fully reserved, because we feel collection of the interest is doubtful at this time.

Recent Sales of Laser Fare Assets

In 2003, we decided to sell the net assets of the Laser Group and sold a portion of the business on December 31, 2003 and the remaining business on December 31, 2004.

Our Laser Group was comprised of Laser Fare, Inc. (LF) and Mound Laser & Photonics Center, Inc. (MLPC) and provided comprehensive laser-based materials processing services to leading manufacturers. We disposed of MLPC in 2002 and the operations ceased. In 2003, we decided to sell the net assets of LF. We sold a portion of Laser Fare's business related to medical products and engraving on December 31, 2003 to LFI, Inc., an entity owned by two former employees of our Laser Group, including our former chairman and chief executive officer. The transaction resulted in a loss on disposition of approximately $99,000 during the year ended December 31, 2003. The purchase price for the assets consisted of LFI's assumption of certain of our liabilities in the aggregate amount of approximately $358,000 at December 31, 2003. We sold the remaining assets of our Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, on December 31, 2004 and recognized a loss on disposal of approximately $224,000 during the year ended December 31, 2004. The purchase price for the remaining assets consisted of Rolben's assumption of substantially all of the liabilities of Laser Fare, Inc. and the delivery of promissory notes in the aggregate amount of approximately $2.1 Million. Because certain required consents were not yet obtained, we remained obligated under several notes to UPS Capital Business Credit ("UPS") and the Rhode Island Industrial Facilities Corporation ("RIIFC") in the same amounts as the notes from Rolben. In May 2005, the buyer obtained new bank financing and paid off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease obligation.

IT Consulting and Biometric Strategy

The following information relates to our current business developments and strategies.

In 2003, 2004 and 2005 we raised capital from private placements of debt and equity securities.

Our business plan included:

      o the completion of our disposal of the Laser Group and

      o our focus beginning in 2003 in the field of information technology (IT) consulting services and the emerging area of biometric technology.

Our IT services include strategic staffing, program management, project management, network services, technical engineering, software development, and enterprise resource planning. Beginning in 2003, we have entered into several subcontract agreements with a number of prime contractors to several U.S. government agencies.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.

In 2003, we entered into a License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York. The License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called Touch-Thru(TM) incorporating that technology. We intend to market and sell that product beginning in 2006 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control.

In the past several years the Financial Accounting Standards Board issued new standards, which we have determined, did not have any material effect on our financial statements and we anticipate they will not have a material effect on our financial statements through December 31, 2005.

Liquidity and Capital Resources

At December 31, 2005, we had cash of $109,090 available for our working capital needs and planned capital asset expenditures.

At December 31, 2005, we had working capital of approximately $90,000 and a current ratio of 1.09. Our objective is to improve our working capital position from profitable operations. If we incur operating losses or net losses, we may experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, secured by accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

At December 31, 2004 we had a working capital deficit of $1,972,840, ($1,961,461 after eliminating the assets and liabilities of our discontinued operations). The working capital deficit was primarily caused by our primary lenders not having issued their waivers for certain loan covenant violations that existed at December 31, 2004 at our Laser Fare subsidiary, which resulted in re-characterizing our long-term debt to current liabilities. The loan covenants were measured annually at December 31st. The loans totaled $2,116,847 at December 31, 2004. The loan covenant violations which existed at December 31, 2004 related to failure to meet certain levels of working capital, debt to tangible net worth ratio and exceeding capital expenditure limits.

In May 2005, the buyer of LF's assets obtained new bank financing and paid off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease obligation. This improved working capital by approximately $1.9 million, since the bank promissory notes and the capital lease obligation were all classified as current liabilities due to violations of certain loan covenants.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties and to related parties, private placements of common stock and financing of our accounts receivable.

We established in 2004 a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against the company. We pay fees based on the length of time that the invoice remains unpaid. At December 31, 2005, we had approximately $500,000 of availability under this line and could finance up to another approximately $210,000 based on selected accounts receivable at December 31, 2005.

In January, 2004, we also entered into a line of credit agreement with one of our prime contractors whereby the prime contractor may lend amounts when requested by us based on the balance of accounts receivable due from the prime contractor. The customer has agreed to advance us money under the line of credit note agreement in the amount of the outstanding invoices up to $600,000 at an agreed upon interest rate. This line was not used at December 31, 2005.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. During 2005, one consultant provided services to us valued at $89,328. Those services are payable in 300,000 shares of our common stock.

We do not have sufficient funds to pay the required contributions of the O&W Retirement Plan which currently approximate $1.4 million. We were required to contribute amounts in 2004 and 2005 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We are working with authorities to obtain acceptance of our waiver application, although we cannot be assured that the application will be approved. We are also implementing strategies to improve the plan's investment performance.

In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract in 2005. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved. We have submitted proposals and have identified opportunities for other new contracts in 2005 and 2006 to replace revenue that does not continue in the ordinary course of business, as well as to increase our revenues.

When we experience contract terminations or reductions in customer staffing requirements, we attempt to identify other revenue generating project opportunities with our existing prime contractors or others to redeploy those employees who are no longer providing billable services. In March 2006, in response to the termination of the contract discussed above, we placed several formerly billable employees on unpaid leave, realigned positions of our business development staff, and redirected our selling and marketing activities towards those opportunities that heighten the probability of increased revenues in 2006, while preserving our long term business development initiatives. We are focusing on a Tactical Program that seeks to grow business with existing clients and a Strategic Program that aligns us with major procurement activity for long term growth.

We are actively pursuing opportunities to develop additional revenues in new and existing target markets. In March 2006 we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of one of only seven teams that won the U.S. Army's recent Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contracter, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until revenue increases to support our infrastructure and provides consistent profitability.

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

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future years.

There is no assurance, that our current resources will be adequate to fund the liabilities for the O&W retirement plan or our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Results of Operations

Sale of Laser Group Completed in 2004

As part of our restructured business plan, we made a decision in 2003 to eliminate certain non-core businesses and placed the assets and business of its LF subsidiary for sale. During the year ended December 31, 2004, LF had income from discontinued operations of $268,439, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

On December 31, 2003, we sold certain assets and liabilities of LF to LFI, Inc. ("LFI") relating to the laser engraving and medical products manufacturing and assembly businesses of LF. The principals of LFI are former employees of LF, including our former chairman and chief executive officer. The purchase price for the assets was certain assumed liabilities of LF and/or the Company.

On December 31, 2004, we completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF and the receipt of notes receivable in the amount of approximately $2.1 million. In May 2005, the buyer of LF's assets obtained new bank financing and paid off all of LF's notes receivable, which proceeds were used to pay off LF's bank promissory notes and capital lease obligation.

Comparison of the years ended December 31, 2005 and 2004

The following table compares our statement of operations data for 2005 and 2004. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the startup nature of our IT Services Group and our decision to sell the business of our Laser Group and focus on our IT Services Group.

                                                                          Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                                  As a % of                  As a % of    Increase
                                                    2005            Sales        2004          Sales     (Decrease)
                                                  -----------      -------   -----------      -------     --------
Sales                                             $ 8,505,199       100.0%   $ 5,735,012       100.0%         48.3%
Cost of sales                                       5,962,989        70.1      4,126,607        72.0          44.5
                                                  -----------------------    -----------------------      --------
Gross profit                                        2,542,210        29.9      1,608,405        28.0          58.1
                                                  -----------------------    -----------------------      --------
General and administrative                          1,364,182        16.0        968,204        16.9          40.9
Selling                                               777,645         9.2          4,617         0.1      16,743.1
Research and development                              318,038         3.7        285,659         5.0          11.3
Write-off of capitalized financing costs               44,857         0.5             --         0.0
Depreciation and amortization                          41,547         0.5         29,874         0.5          39.1
                                                  -----------------------    -----------------------      --------
Total operating expenses                            2,546,269        29.9      1,288,354        22.5          97.6
                                                  -----------------------    -----------------------      --------
Operating income (loss)                                (4,059)       (0.0)       320,051         5.6        (101.3)
Gains on settlement with terminated employees         290,533         3.4             --         0.0
Other income (expense) and income taxes, net         (264,561)       (3.1)      (158,039)       (2.8)         67.4
                                                  -----------------------    -----------------------      --------
Income from continuing operations                      21,913         0.3        162,012         2.8         (86.5)
Gain (loss) from discontinued operations               12,233         0.1        415,969         7.3         (97.1)
                                                  -----------------------    -----------------------      --------
Net income                                        $    34,146         0.4%   $   577,981        10.1%        (94.1)%
                                                  =======================    =======================      ========


      Sales

Sales for the year ended December 31, 2005 increased substantially by $2,770,187 or 48.3% to $8,505,199 as compared to sales for the year ended December 31, 2004 of $5,735,012. The increase was due to the continued development of our IT Services Group, which began operations in the second quarter of 2003. We realized sales increases from new and expanded contracts with prime contractors for the U.S. government.

      Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the year ended December 31, 2005 was $5,962,989 or 70.1% of sales as compared to $4,126,607 or 72% of sales for the year ended December 31, 2004. Gross profit was $2,542,210 or 29.9% of sales for 2005 compared to $1,608,405 or 28% of sales for 2004. We experienced a small increase in gross profit margin as a percent of sales due to the mix of different projects. As the project mix changes, our gross profit margin changes. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, O&W pension plan expense, and office expenses. General and administrative expenses for the year ended December 31, 2005 increased by $395,978 or 40.9%. Approximately half of this increase is due to the increases in employee compensation and related fringe benefits expenses. We also incurred increased operating expenses as we manage a larger volume of business.

General and administrative expenses include increases in accounting and legal expenses for 2005 of approximately $124,000 principally due to our focus on completing audits for the prior three years and related quarterly reviews of our financial statements and related regulatory filings, which were completed and filed with the Securities and Exchange Commission in July 2005.

General and administrative expenses include expenses (including pension expense, professional services, waiver application filing fees, and interest costs) associated with the Osley & Whitney defined benefit retirement plan. These expenses increased by approximately $19,000 from approximately $202,900 for 2004 to approximately $221,900 for 2005.

As a percentage of sales, general and administrative expense was relatively unchanged at 16% for 2005 and 16.9% for 2004. We anticipate that the amount of general and administrative expenses will increase as we continue to implement our business strategy and incur travel and other expenses associated with managing a larger business. We expect that legal and accounting expenses for auditing and Securities and Exchange Commission reporting and compliance will decrease in the future since our public filings for several years were brought current in July 2005. However, we may experience an increase in other legal fees due to the growth of our business and the associated volume of new contracts and contract administration.

      Selling Expenses

For the year ended December 31, 2005 we incurred selling expenses of $777,645 associated with growing the business in our IT Services Group compared to $4,617 for the year ended December 31, 2004. Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. One consultant earned and we therefore expensed $89,328 in fees during the second half of 2005, payable in 300,000 shares of our common stock, which was based on the value of the services received. We expect that selling expenses, consisting principally of salaries, benefits, sales consultants, and travel expenses will remain at increased levels as we devote more resources to increasing our sales.

      Research and Development

For the  year  ended  December  31,  2005 we  continued  to incur  research  and development expenses related to our biometrics applications and recorded $318,038 of expense compared to $285,659 for the year ended December 31, 2004. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce, and we intend to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Depreciation and Amortization

Depreciation and amortization expense was $41,547 for the year ended December 31, 2005 compared to $29,874 for the year ended December 31, 2004. Beginning in the second quarter of 2003, we purchased equipment related to our Rochester headquarters office, acquired a technology license and capitalized software development costs related to our TouchThru TM products. We have continued to acquire office equipment such as personal computers as we hire additional personnel. We relocated our Washington, D.C. region office in the third quarter of 2005 and acquired additional office equipment. The increase is due to depreciations and amortization of these recently acquired assets.

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

      Income (Loss) From Operations

For the year ended December 31, 2005 our operating loss was $(4,059) compared to operating income of $320,051 for 2004. This is attributable to several factors. First, our focus on our new IT Services Group and the growth of IT sales provided gross profit of $2,542,210, an increase of $933,805 over 2004. Second, our expenses increased, principally for general and administrative purposes by $395,978 and for selling by $773,028. Operating expenses were $2,546,269, for 2005, an increase of $1,257,915 over 2004, which was more than our increase in gross profit.

      Other Income (Expense)

Other income and expense consists of three components for the year ended December 31, 2005.

One component of other income (expense) for the year ended December 31, 2005 is gains on settlement with two terminated employees which amounted to $290,533. This consists of the return to us of 500,000 shares of our common stock less legal expenses that we incurred in connection with one settlement. The shares were valued at the fair value on the date the settlement agreement was executed. Pursuant to the terms of a second settlement agreement, we recorded a gain on settlement of approximately $99,000 in 2005 when we adjusted the carrying amounts of the related liabilities to actual.

Interest expense was $336,286 (including $66,255 of interest expense on notes payable of LF) for the year ended December 31, 2005 compared to $157,689 for the year ended December 31, 2004. The increase of $178,597 is offset by $66,255 of interest income from the notes receivable due from the buyer of LF's business for a net increase of $112,342. This net increase is principally due to (i) an increase in factoring fees from the sale of accounts receivable with recourse of $88,782 due to an increase in factoring transaction volume; (ii) an increase in interest on notes payable to related parties of $10,318 due to an increase in the average outstanding principal balance of notes payable to related parties;
(iii) an increase in interest to others of $10,157, which is interest on short-term notes to finance accounts receivable; and (iv) an increase in interest of $3,085 on equipment loans.

Another component of other income (expense) for the year ended December 31, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area.

Income tax expense was $3,500 and $350 for the years ended December 31, 2005 and 2004, respectively, consisting of state taxes.

      Income (loss) from Discontinued Operations

The financial statements for 2005 and 2004 reflect management's decision to sell the assets, certain liabilities and businesses of LF. Accordingly, the corresponding assets and liabilities of LF were classified as assets and liabilities of discontinued operations in 2004 and the operating results were classified as income (loss) from discontinued operations in 2005 and 2004. As a result of the above transactions and our decision to liquidate the assets of Infinite Photonics in a prior year, we recognized income from discontinued operations of $415,969 in 2004. We recorded income from discontinued operations of $12,233 in 2005 as the remaining assets and liabilities of the sold businesses were resolved.

      Net Income

For the year ended December 31, 2005, we recorded income from continuing operations of $21,913, or $.00 per share and net income of $34,146 or $.00 per share. For the year ended December 31, 2004, this compares to net income from continuing operations of $162,012 or $.01 per share and net income of $577,981 or $.04 per share (the difference of $.03 per share is from discontinued operations).

The decrease in profitability is attributable to an increase in gross profit of $933,805 and a gain on settlements with terminated employees of $290,533 which were offset by increases in operating expenses of $1,346,697, especially selling expenses, for the year ended December 31, 2005. We also recorded a gain from discontinued operations of $12,233 for the year ended December 31, 2005 versus a gain of $415,969 for 2004.

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our consolidated financial statements presents a summary of significant accounting policies. The most critical accounting policies follow.

Revenue Recognition

Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed. During the year ended December 31, 2005 sales to three customers accounted for 91% (87% in 2004) of total revenues from continuing operations and 92% (40% in 2004) of accounts receivable at December 31, 2005.

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

At December 31, 2005, we had federal net operating loss (NOL) carry forwards of approximately $24.6 million that expire in years 2009 through 2025. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

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

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We anticipate that this pronouncement will not have a material effect on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for the Company's first quarter of 2006. The Company will be adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. The Company has evaluated the potential impact from adopting this statement and believes it is not material for the options presently outstanding.


                          ITEM 7: FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.


       ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURES

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statements disclosure.

                        ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                    ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of our directors and executive officers at December 31, 2005. Mr. Carroll's employment with us terminated on February 27, 2006.

                                                                      Affiliated
Name                    Age   Position                                  Since
---------------------   ---   ------------------------------------    ----------
Michael S. Smith        51    Chairman, President, Chief Executive       1995
                              Officer and Chief Financial Officer
Paul J. Delmore (1)     49    Director                                   2003
Allan M. Robbins (1)    54    Director                                   2003
James D. Frost          56    Chief Technology Officer                   2003
William J. Carroll      58    Sr. VP, Federal Operations                 2005
Deanna Wohlschlegel     34    Secretary                                  2003

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

      Paul J. Delmore became a director in April 2003 and is a member of the audit and compensation committees. Mr. Delmore is a Managing Partner of Simpson, Delmore, Greene LLP, a full service law firm located in San Diego, California. Mr. Delmore's practice includes representation of small companies, private and public, with respect to early formation issues, private placements, regulatory requirements for sale of securities, assistance with regulatory filing concerns and mergers and acquisitions. Mr. Delmore has a BA degree from the State University of New York at Oswego and a JD degree from the University of San Diego School of Law. Mr. Delmore is a member of the State Bar of California, the San Diego County Bar Association, the Association of Southern California Defense Counsel and the San Diego Defense Lawyers Association.

      Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees. Dr. Robbins is the Medical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York. He has also served as the CEO of the Genesee Valley Eye Institute. Dr. Robbins is a board-certified ophthalmologist and completed his fellowship training at the University of Rochester. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America. Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Refractive Surgery (ISRS), and the American Society of Cataract and Refractive Surgery (ASCRS). Dr. Robbins was on the Scientific Advisory Council for Phoenix Laser and a principal clinical investigator for the VISX laser during the FDA clinical trials.

      James D. Frost has been our chief technology officer since 2003. Mr. Frost is a Professional Engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units. Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-atlantic region. Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises. He has served as the operations manager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee. Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

      William J. Carroll was our Senior Vice President, Federal Operations from May 2005 to February 27, 2006, when his employment with us terminated. Prior to joining us, Mr. Carroll was the director of business development for the federal civilian team at EMC(2) since June 2004. While with EMC(2), Mr. Carroll was instrumental in introducing a number of major opportunities with the Department of Homeland Security, the Department of Justice and the Department of Transportation. He also held, and continues to hold, key leadership positions with several industry associations. Prior to joining EMC(2), Mr. Carroll led a distinguished 27-year career with the U.S. Immigration and Naturalization Service culminating with his appointment to District Director, Washington, D.C. District.

      Deanna Wohlschlegel has been our corporate secretary and controller since May 2003. Prior to that Ms. Wohlschlegel was corporate controller for Micropub Systems International, Inc. from January 1999 until joining Infinite Group. She has an associates degree in accounting from Finger Lakes Community College.

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. At December 31, 2004 and 2005, each committee was comprised of Messrs. Delmore and Robbins, also non-employee independent outside directors.

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


                         ITEM 10: EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 2003, 2004, and 2005 individual compensation for services to Infinite Group and its subsidiaries paid to: (1) the Chief Executive Officer, and (2) the other most highly paid executive officers of Infinite Group in 2003, 2004, and 2005 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                                                                        All other
          Name and Principal Position             Year      Salary        Bonus      compensation (1)
----------------------------------------------   ------    --------     --------     ----------------

Michael S. Smith
President, Chief Executive Officer, Chief
Financial Officer and Director commencing May     2005     $179,086     $  5,005     $       2,036
1, 2003,                                          2004     $181,789     $  3,500     $         854
Director                                          2003     $108,856     $ 30,000                --

William J. Carroll
Senior Vice President, Federal Operations
commencing  April 8, 2005                         2005     $168,750           --     $         564
                                                  2004           --           --                --
                                                  2003           --           --                --

James D. Frost
Chief Technology Officer and Director of
Delivery                                          2005     $201,923           --     $         502
commencing May 12, 2003                           2004     $173,978     $ 10,000                --
                                                  2003     $ 89,423     $ 15,000                --

      (1) Reflects stock grants, matching contributions to the employee's IRA Plan and life insurance premiums paid by Infinite Group.

Stock Options

The following table provides information with respect to options exercised by the Named Executives during 2005 and the number and value of unexercised options held by them as of December 31, 2005.

                         Number of                      Number of Shares Underlying         Value of Unexercised
                           Shares          Dollar     Unexercised Options at December      In-the-Money Options at
                         Underlying        Value                  31, 2005                  December 31, 2005 (1)
                          Options       Realized on   -------------------------------   ----------------------------
      Name               Exercised        Exercise    Exercisable     Nonexercisable    Exercisable   Nonexercisable
------------------       ---------        --------    -----------     --------------    -----------   --------------
Michael S. Smith             -            $      -      1,026,500               -       $   100,550   $          -
William J. Carroll           -            $      -        794,900               -       $    87,085   $          -
James D. Frost               -            $      -      1,500,000               -       $   180,000   $          -
Total                        -            $      -      3,321,400               -       $   367,635   $          -
                         =========        ========    ===========     ==============    ===========   ==============


(1) For the purpose of this calculation value is based upon the difference between the exercise price of the options and the stock price at December 31, 2005 of $.25 per share.

Compensation of Directors

We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Employment Agreements

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

             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with except for the following: Allan M. Robbins, James D. Frost, Michael S. Smith, Paul J. Delmore and Upstate Holdings, LLC during the year ended December 31, 2004 and William J. Carroll during the year ended December 31, 2005 did not timely file their respective Annual Change in Beneficial Ownership of Securities on Form 5. With respect to any former directors, officers, and ten percent (10%) stockholders of Infinite Group, Infinite Group does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2006 by:

      o each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
      o each of our directors;
      o each Named Executive named in the Summary Compensation Table above;
      o all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 595 Blossom Road, Suite 309, Rochester, NY 14610.

                                                             Shares of Common
                                                            Stock Beneficially     Percentage of
   Name of Beneficial Owner (1)                                 Owned (2)            Ownership
   ----------------------------                                 ---------            ---------
Michael S. Smith                                               1,516,500(4)             5.0%
Paul J. Delmore                                                4,886,167(5)            16.0%
Allan M. Robbins                                               7,364,038(6)            24.0%
James D. Frost                                                 2,000,000(7)             6.5%
William J. Carroll                                               794,900(8)             2.6%
All Directors and Officers (6 persons) as a group             16,581,606(3)            54.2%

5% Stockholders
Northwest Hampton Holdings, LLC (9)

c/o Stuart L. Levison, Esq.
Allen & O'Brien
One East Avenue
Rochester, New York 14604                                     11,272,766               36.2%

David N. Slavny Family Trust
20 Cobble Creek Road
Victor, NY 14564                                               1,100,000                5.5%

Clifford G. Brockmyre (10)
c/o LFI, Inc.
One Industrial Drive South
Smithfield, RI 02917                                           1,047,463                5.3%


--------------------

* less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days from March 31, 2006 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 31, 2006, we had 19,856,881 shares of common stock outstanding.

(2) Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(3) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to Deanna Wohlschlegel, Infinite Group's Secretary and Controller.

(4) Includes 526,500 shares subject to currently exercisable options as of March 31, 2006 and 500,000 shares subject to currently exercisable options which were ratified by stockholders on February 28, 2006.

(5) Includes (i) 4,827,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore, (ii) 9,167 shares subject to currently exercisable options as of March 31, 2006 and (iii) 50,000 shares subject to currently exercisable options which were ratified by stockholders on February 28, 2006.

(6) Includes (i) 7,304,871 shares, which are issuable upon the conversion of the notes including principal in the amount of $314,000 and accrued interest in the amount of $51,244 through March 31, 2006; (ii) 9,167 shares subject to currently exercisable options as of March 31, 2006 and 50,000 shares subject to currently exercisable options which were ratified by stockholders on February 28, 2006.

(7) Includes 500,000 shares subject to currently exercisable options as of March 31, 2006 and 1,000,000 shares subject to currently exercisable options which were ratified by stockholders on February 28, 2006

(8) Includes 794,900 shares subject to currently exercisable options which were ratified by stockholders on February 28, 2006.

(9) Includes 11,272,766 Shares, which are issuable upon the conversion of notes including principal in the amount of $496,124 and accrued interest in the amount of $67,514 through March 31, 2006.

(10) Includes 20,000 shares owned by Mr. Brockmyre's wife as to which shares Mr. Brockmyre disclaims beneficial ownership. The information with respect to this stockholder was derived from his Officers and Directors Questionnaire.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our board and approved by our stockholders, covering an aggregate of 1,626,500 unexercised shares of our common stock at December 31, 2005, consisting of both incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the Code) and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees. We also have a stock option plan which was adopted by our board in March 2005, and was approved by our stockholders on February 28, 2006, covering an aggregate of 4,000,000 unexercised shares of our Common Stock at December 31, 2005, consisting of both incentive stock options within the meaning of Section 422 of the Code and non-qualified options.

The option plans are administered by the our compensation committee, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of share of common stock that may be purchased under each option, and the option price.

The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of common stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of Infinite Group shall be eligible to receive any incentive stock option under the option plans unless the option price is at least 110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

An optionee may not transfer an incentive stock option, other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have thirty
(30) days after such termination during which to exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, the option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 7,500 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of stockholders. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service. In April 2003, we granted 7,500 options to each of our two new directors. In addition to the foregoing, in March 2005, we granted 50,000 non-qualified options to each of our two outside directors. As of December 31, 2005, we have granted 141,500 options to members of the Board, all of which are exercisable at December 31, 2005 at prices ranging from $.10 to $7.80.

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

Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with Infinite Group become available once again for issuance.

The following table summarizes as of December 31, 2005 the (i) currently exercisable options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

                                                                       Equity Compensation Plan Table
                                                   -----------------------------------------------------------------------

                                                                                                  Number of securities
                                                   Number of securities    Weighted-average      remaining available for
                                                    to be issued upon      exercise price of      future issuance under
                                                       exercise of            outstanding       equity compensation plans
                                                   outstanding options,    options, warrants      (excluding securities
                                                   warrants and rights        and rights        reflected in column (a))

                                                           (a)                   (b)                        (c)
                                                   --------------------    -----------------    -------------------------
Equity Compensation Plans Previously
Approved By Security Holders (1)                        1,319,000                $0.16                    307,500

Equity Compensation Plans  Approved By
Security Holders on February 28, 2006 (2)               2,743,400                $0.18                  1,256,600

Warrants Granted to Service Providers (3)                  75,000                $2.40                          0
                                                   --------------------    -----------------    -------------------------
Total                                                   4,137,400                $0.22                  1,564,100
                                                   --------------------    -----------------    -------------------------

(1) Consists of grants under our Board of Directors, 1995, 1996, 1997, 1998 and 1999 Stock Option Plans

(2) Consists of grants under the 2005 Plan, which Plan was approved by stockholders on February 28, 2006.

(3) Consists of warrants to purchase 75,000 shares of Common Stock issued to a service provider in connection with debt financings in 2002, which are exercisable at $2.40 per share and expire in 2007.

At December 31, 2005, we had notes payable and accrued interest of $359,050 due to Dr. Allan M. Robbins, a member of our board, and $553,851 due to Northwest Hampton Holdings, LLC. These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the note holder at any time after 60 days following the date on which the stockholders of Infinite Group vote to authorize a sufficient number of shares to permit such conversion, provided that such conversions do not result in a change of control that would limit Infinite Group's utilization of its net operating loss carryforwards. If the principal and accrued interest were converted in full, we would be required to issue 7,181,000 common shares to the Dr. Robbins and 11,077,020 common shares to Northwest Hampton Holdings, LLC.


As of December 31, 2005 if all of the aforementioned incentive and non-qualified options and warrants were to be exercised and notes including accrued interest were to be converted to shares of our common stock, we would be obligated to issue an additional 22,395,420 common shares.


             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Clifford G. Brockmyre III

Mr. Brockmyre's son, Clifford G. Brockmyre III, was employed as the General Manager of our Laser Fare, Inc. subsidiary at an annual salary of $100,000 through December 31, 2004, at which time the business, assets and certain liabilities of Laser Fare were sold. Mr. Brockmyre is no longer affiliated with us.

We believe that Mr. Brockmyre's employment with Laser Fare was on terms no less favorable to us than could have been obtained from third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to us, all transactions between us and any of our officers, directors or principal stockholders are for bona fide purposes and are approved by a majority of the disinterested members of our Board.

Intelligent Consulting, LLC

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC which owns 500,000 shares of our common stock at December 31, 2005. The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual. He is also the sole member of Intelligent Consulting, LLC ("ICC"), a consulting firm which provides consulting services to us. We have contracted with ICC on a month to month basis since 2003. The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing our business plans for TouchThru(TM) and biometric applications; developing and implementing improvements to our technology infrastructure; and specific projects as directed by our President to assist us in developing and implementing our business plans and other corporate matters. During the years ended December 31, 2004 and 2005, we paid ICC $168,997 and $223,384, respectively, for services its personnel provided.

Northwest Hampton Holdings, LLC and Dr. Allan M. Robbins

As of December 31, 2005 and 2004, we were obligated to Northwest Hampton Holdings, LLC under the terms of a convertible note payable of $203,324 bearing interest at 7.75% per annum. Effective December 31, 2004, the terms of the note were revised and the maturity date was extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

During the years ended December 31, 2004 and 2003, we issued various notes to Northwest Hampton Holdings, LLC amounting to $317,800 with interest at 6%. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. On December 6, 2005, $25,000 of the principal of the notes was converted by the holder into 500,000 shares of common stock reducing the principal balance to $292,800 ($317,800 - 2004).

During 2004, we issued various unsecured notes payable to Dr. Allan M. Robbins, a member of our board of directors. The outstanding balance of the notes amounted to $314,000 at December 31, 2005 ($314,000 - 2004) and bear interest at 6% at December 31, 2005. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

Effective October 1, 2005, the terms of the aforementioned notes to Northwest Hampton Holdings, LLC and Dr. Allan M. Robbins were further modified as follows.

The interest rates were revised to 8% for the year ending December 31, 2006. Thereafter, the interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder at any time, subject to restrictions stated below, into shares of common stock at $.05 per share. Subsequently, we executed collateral security agreements with the note holder providing for a security in interest in all our assets.

Generally, upon notice, prior to the note maturity date, we can prepay all or a portion of the outstanding note principal; provided, however, at no time can we prepay an amount that would result in a change of control and limit the use of our net operating loss carryforwards if the same amount were converted by the note holder.

The notes are convertible into shares of common stock subject to the following limitations. The notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control which would limit the use of our net operating loss carryforwards; provided, however, if we close a transaction with another third party or parties that results in a change of control which will limit the use of our net operating loss carryforwards, then the foregoing limitation shall lapse.

Prior to any conversion, each note holder holding a note which is then convertible into 5% or more of our common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of our net operating loss carryforwards, does not occur.

David N. Slavny Family Trust

During 2005, we issued various notes to the  individuals  that control the David
N. Slavny Family Trust, which is a shareholder. At December 31, 2005, the notes were consolidated into one note of $185,000 with interest payable monthly at 12% with all principal maturing on January 1, 2008. The notes are secured by all of the assets of Infinite Group, Inc.

                                ITEM 13: EXHIBITS

The Exhibits listed below are filed as part of this Report:

3.1   Restated Certificate of Incorporation of the Company. (1)
3.2 Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (5)
3.3 Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (6)
3.4 Certificate of Amendment of Certificate of Incorporation dated February 28, 2006.*
3.5   By-Laws of the Company. (1)
4.1   Specimen Stock Certificate. (1)
10.1  Form of Stock Option Plan. (2)
10.2  Form of Stock Option Agreement. (1)
10.3 Lease Agreement between Rhode Island Industrial Facilities Corporation and HGG Laser Fare, Inc. for certain equipment and operating facility in Smithfield, Rhode Island. (3)
10.4 Loan Agreement between HGG Laser Fare, Inc. and First National Bank of New England and dated December 21, 1995. (4)
10.5 Consulting Agreement between J. Terrence Feeley and the Company dated June 27, 2002. (7)
10.6 Employment Agreement between Mark Ackley and the Company dated April 7, 2003.(7)
10.7 Employment Agreement between Michael Smith and the Company dated May 5, 2003. (7)
10.8 Employment Agreement between James Frost and the Company dated May 12, 2003. (7)
10.9 License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (7)
10.10 Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (7)
10.11 Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (7)
10.12 Promissory Noted dated March 11, 2004 in favor of Carle C. Conway. (7)
10.13 Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (7)
10.14 Asset Purchase Agreement between LFI, Inc., Laser Fare, Inc. and the Company dated December 31, 2003. (7)
10.15 Modification Agreement to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated December 1, 2004. (7)
10.16 Modification Agreement to Promissory Notes between Allan Robbins and the Company dated December 1, 2004. (7)
10.17 Asset Purchase Agreement between Rolben Acquisition Company, Laser Fare, Inc. and the Company dated December 31, 2004. (7)
10.18 Modification Agreement No. 2 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated June 1, 2005. (7) 10.19 Modification Agreement No. 2 to Promissory Notes between Allan Robbins and the Company dated June 1, 2005. (7)
10.20 Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005.*
10.21 Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005.*
10.22 Modification  agreement to promissory  notes between the Company and Carle
      C. Conway dated December 31, 2005.*
10.23 Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.*
10.24 Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005.*
10.25 Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005.*
10.26 Collateral  security  agreement  between the Company and Northwest Hampton
      Holdings,   LLC  dated  February  15,  2006.*
10.27 Collateral security agreement between the Company and Allan Robbins dated February 15, 2006.*

14.1  Code of Ethics. (7)
14.2  Code of Ethics.*
21.1  Subsidiaries of the Registrant. (7)
23.1 Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm.*
31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for fees billed for fiscal years ended December 31, 2005 and 2004 are as follows:

                                                      2005               2004
                                                    ---------          --------
Audit fees                                          $ 174,344          $ 66,032
Audit related fees                                      -                  -
                                                    ---------          --------
Total audit and audit related fees                  $ 174,344          $ 66,032
                                                    ---------          --------
Tax fees                                                -                  -
All other fees                                          -                  -
                                                    ---------          --------
      Total fees                                    $ 174,344          $ 66,032
                                                    =========          ========

During 2005, Infinite Group, Inc. and its independent registered public accounting firm completed the audits and related SEC reports in connection with fiscal 2003, 2004 and 2005. The audit fees (including fees for Form 10-QSB reviews) for 2005 in the preceding table consist of fees billed of $25,636 for fiscal 2005, $111,530 for fiscal 2004 and $37,178 for fiscal 2003. The audit fees (including fees for Form 10-QSB reviews) for 2004 in the preceding table consist of fees billed of $49,091 for fiscal 2003 and $16,941 for fiscal 2002.

Audit-Related Fees

The audit related fees were zero for the periods presented.

Tax Fees

The tax fees were zero for the periods presented.

All Other Fees

All other fees were zero for the periods presented.

As a matter of policy, each of the permitted non-audit services is been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on March 31, 2006 on its behalf by the undersigned, thereunto duly authorized.



                                               Infinite Group, Inc.

                                               By: /s/ Michael S. Smith
                                                   ---------------------------
                                                   Michael S. Smith, President


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael S. Smith
--------------------
Michael S. Smith        Chief Executive Officer, President and         March 31, 2006
                        Director (principal executive officer)


/s/ Michael S. Smith
--------------------
Michael S. Smith        Acting Chief Financial Officer                 March 31, 2006
                        (principal financial and accounting officer)


/s/ Paul J. Delmore
--------------------
Paul J. Delmore         Director                                       March 31, 2006


/s/ Allan M. Robbins
--------------------
Allan M. Robbins        Director                                       March 31, 2006

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                            INFINITE GROUP, INC.

================================================================================

                                                               DECEMBER 31, 2005
                                                                            with
                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              INFINITE GROUP, INC.

                                    CONTENTS

================================================================================


                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm.................    F-1


Consolidated Financial Statements:

      Balance Sheets................................................  F-2 - F-3

      Statements of Income..........................................        F-4

      Statements of Stockholders' Deficiency........................        F-5

      Statements of Cash Flows......................................  F-6 - F-7


Notes to Consolidated Financial Statements.......................... F-8 - F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Infinite Group, Inc.


      We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
February 28, 2006

                              INFINITE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                              December 31,
                                                       -------------------------
       ASSETS                                             2005            2004
                                                       ----------     ----------

Current assets:
   Cash                                                $  109,090     $   97,297
   Restricted funds                                            --         30,327
   Accounts receivable, net of allowances                 875,538      1,054,623
   Notes receivable, current portion                        4,746        270,347
   Inventories                                             24,664             --
   Prepaid expenses and, other current assets              49,516         41,207
   Assets of discontinued operations                           --        205,921
                                                       ----------     ----------
     Total current assets                               1,063,554      1,699,722

Property and equipment, net                               190,520        126,018

Software development costs, net                           207,348        113,889

Other assets:
   Note receivable                                         78,439      1,940,857
   Deposits                                                16,703             --
   Intangible assets, net                                      --         50,526
                                                       ----------     ----------
                                                           95,142      1,991,383
                                                       ----------     ----------

                                                       $1,556,564     $3,931,012
                                                       ==========     ==========

                 See notes to consolidated financial statements.

                                                                      December 31,
                                                            ------------------------------
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 2005              2004
                                                            ------------      ------------
Current liabilities:
   Notes payable:
     Bank                                                   $         --      $     50,207
     Other                                                        30,000           176,184
     Related parties                                                  --             9,906
   Accounts payable                                              412,100           504,327
   Accrued pension                                               152,050            80,117
   Accrued payroll                                               186,863           236,829
   Accrued interest payable                                      118,913            87,195
   Accrued expenses-other                                         60,977           137,925
   Current maturities of long-term obligations:
   Bank                                                           12,778         2,128,572
   Related parties                                                    --            44,000
   Liabilities of discontinued operations                             --           217,300
                                                            ------------      ------------
     Total current liabilities                                   973,681         3,672,562

Long-term obligations:
    Notes payable:
     Bank                                                         50,600            64,133
     Related parties                                           1,260,124         1,100,124
    Accrued pension obligation                                 2,405,612         2,177,287
                                                            ------------      ------------
     Total liabilities                                         4,690,017         7,014,106
                                                            ------------      ------------

Commitments and contingencies (Notes 14 and 17)

Stockholders' deficiency:
   Common stock, $.001 par value, 20,000,000 shares
     authorized; 19,856,881 (17,561,965 in 2004) shares
     issued and outstanding                                       19,857            17,562
   Additional paid-in capital                                 28,523,334        28,375,198
    Common stock, 175,084 shares authorized, not issued           56,028                --
   Accumulated deficit                                       (28,685,817)      (28,719,963)
   Accumulated other comprehensive loss                       (3,046,855)       (2,755,891)
                                                            ------------      ------------
     Total stockholders' deficiency                           (3,133,453)       (3,083,094)
                                                            ------------      ------------

                                                            $  1,556,564      $  3,931,012
                                                            ============      ============

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                       Years Ended December 31,
                                                    ------------------------------
                                                        2005              2004
                                                    ------------      ------------
Sales                                               $  8,505,199      $  5,735,012
Cost of goods sold                                     5,962,989         4,126,607
                                                    ------------      ------------
Gross profit                                           2,542,210         1,608,405

Costs and expenses:
     General and administrative                        1,364,182           968,204
     Selling                                             777,645             4,617
     Research and development                            318,038           285,659
     Write-off of capitalized financing costs             44,857                --
     Depreciation and amortization                        41,547            29,874
                                                    ------------      ------------
         Total costs and expenses                      2,546,269         1,288,354
                                                    ------------      ------------

Operating income (loss)                                   (4,059)          320,051

Other income (expense):
     Interest income                                      66,773                --
     Interest expense:
         Related parties                                 (96,734)          (86,916)
         Other                                          (239,552)          (70,773)
                                                    ------------      ------------
              Total interest expense                    (336,286)         (157,689)
                                                    ------------      ------------
  Gain on settlements with terminated employees          290,533                --
  Gain on sale of equipment                                8,452                --
                                                    ------------      ------------
Total other income (expense)                              29,472          (157,689)
                                                    ------------      ------------
Income from continuing operations before
 income tax expense                                       25,413           162,362

Income tax expense                                        (3,500)             (350)
                                                    ------------      ------------

Income from continuing operations                         21,913           162,012

Income from discontinued operations, (including
$223,803 loss on disposal in 2004) (Note 4)               12,233           415,969
                                                    ------------      ------------


Net income                                          $     34,146      $    577,981
                                                    ============      ============

Net income per share - basic:
   Income from continuing operations                $        .00      $        .01
   Income from discontinued operations                       .00               .03
                                                    ------------      ------------

   Net income                                       $        .00      $        .04
                                                    ============      ============

Weighted average shares outstanding - basic           19,074,607        15,121,985
                                                    ============      ============

Net income per share - diluted:
     Income from continuing operations              $        .00      $        .01
     Income from discontinued operations                     .00               .03
                                                    ------------      ------------

     Net income                                     $        .00      $        .04
                                                    ============      ============

Weighted average shares outstanding - diluted         20,828,747        16,069,623
                                                    ============      ============

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                          Common                                            Accumu
                                                           Stock                                            lated
                                                           Auth-                                            Other
                          Common Stock       Additional   orized       Accumu-       Treasury Stock         Compre-
                     ---------------------    Paid-in       Not         lated      --------------------     hensive
                        Shares      Amount    Capital     Issued       Deficit      Shares      Amount       Loss          Total
                     -----------   -------  -----------  --------   ------------   --------   ---------   -----------   -----------
Balance -
  December 31, 2003   10,624,465   $10,624  $28,026,510  $ 75,000   $(29,297,944)        --   $      --   $(2,930,364)  $(4,116,174)

Sales of common
  stock                4,670,000     4,670      236,330        --             --         --          --            --       241,000

Issuance of common
  stock as
  satisfaction
  of liabilities         742,500       743       36,383        --             --         --          --            --        37,126

Issuance of common
  stock in
  connection
  with the
  exercise of
  stock options           25,000        25        2,475        --             --         --          --            --         2,500

Common stock issued    1,500,000     1,500       73,500   (75,000)            --         --          --            --            --

Net income                    --        --           --        --        577,981         --          --            --       577,981

Other comprehensive
  income:
  Change in minimum
  pension
  obligation                  --        --           --        --             --         --          --       174,473       174,473
                                                                                                                        -----------

Total comprehensive
  income                                                                                                                    752,454
                     -----------   -------  -----------  --------   ------------   --------   ---------   -----------   -----------

Balance -
  December 31, 2004   17,561,965    17,562   28,375,198        --    (28,719,963)        --          --    (2,755,891)   (3,083,094)

Sales of common
  stock                1,600,000     1,600       78,400        --             --         --          --            --        80,000

Issuance of common
  stock as
  satisfaction of
  liabilities             45,000        45        2,205        --             --         --          --
                                                                                                                   --         2,250
Note payable
  related party
  converted to
  common stock           500,000       500       24,500        --             --         --          --            --        25,000

Common stock
  received in
  connection with
  settlement
  agreement with
  terminated
  employee                    --        --           --        --             --   (500,000)   (175,000)           --      (175,000)

Treasury stock
 contributed
 to Osley &
 Whitney, Inc.
 Pension Plan                 --        --           --        --             --    500,000     175,000            --       175,000

Common stock issued
  for consulting
  services               149,916       150       40,650        --             --         --          --            --        40,800

Common stock
  authorized, not
  issued, for
  consulting
  services                    --        --           --    48,528             --         --          --            --        48,528

Common stock
  authorized,
  not issued, for
  settlement                  --        --           --     7,500             --         --          --            --         7,500

Stock options
  issued for
  consulting
  services                    --        --        2,381        --             --         --          --            --         2,381

Net income                    --        --           --        --         34,146         --          --            --        34,146

Other comprehensive
  loss:

  Change in minimum
   pension
   obligation                 --        --           --        --             --         --          --      (290,964)     (290,964)
                                                                                                                        -----------

Total comprehensive
  loss                                                                                                                     (256,818)
                     -----------   -------  -----------  --------   ------------   --------   ---------   -----------   -----------

Balance -
  December 31, 2005   19,856,881   $19,857  $28,523,334  $ 56,028   $(28,685,817)        --   $      --   $(3,046,855)  $(3,133,453)
                     ===========   =======  ===========  ========   ============   ========   =========   ===========   ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                       Years Ended December 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     -----------      -----------
Operating activities:
     Net income                                                      $    34,146      $   577,981
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities of continuing operations:
         Income from discontinued operations                             (12,233)        (415,969)
         Gain on sale of equipment                                        (8,452)              --
         Equity issued for services                                       91,709           37,126
         Depreciation and amortization and write-off of
           capitalized financing costs                                    86,404           29,874
         Gain on settlements with terminated employees                  (290,533)              --
         (Increase) decrease in assets:
              Accounts receivable                                        179,085         (888,793)
              Inventories                                                (24,664)              --
              Prepaid expenses and other assets                           (8,309)         (40,147)
              Deposits                                                   (16,703)              --
         Increase (decrease) in liabilities:
              Accounts payable                                           (89,977)        (109,385)
              Accrued expenses                                            89,864          182,262
              Accrued pension obligations                                112,361          161,546
                                                                     -----------      -----------
     Net cash provided by (used in) operating activities of
      continuing operations                                              142,698         (465,505)

     Net cash provided by operating activities of
      discontinued operations                                                854          370,308
                                                                     -----------      -----------

     Net cash provided by (used in) operating activities                 143,552          (95,197)
                                                                     -----------      -----------

Investing activities:
     Net cash used in investing activities of
      continuing operations:
         (Increase) decrease in restricted funds, net                     30,327           (3,827)
         Purchase of property and equipment                              (94,530)         (38,154)
         Software development costs incurred                            (101,932)         (80,702)
         Proceeds from notes receivable                                2,139,094               --
                                                                     -----------      -----------
     Net cash provided by (used in) investing activities               1,972,959         (122,683)
                                                                     -----------      -----------

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

--------------------------------------------------------------------------------


                                                                 Years Ended December 31,
                                                              ----------------------------
                                                                  2005             2004
                                                              -----------      -----------
Financing activities:
     Net repayments of bank notes payable                         (50,207)        (101,915)
     Net borrowings (repayments) of notes payable - other        (146,184)         146,184
     Proceeds from the issuance of long-term
      obligations - related party                                 185,000          329,000
     Repayments of notes payable - related party                  (44,000)         (72,000)
     Repayments of long-term obligations                       (2,129,327)        (246,107)
     Proceeds from issuances of common stock                       80,000          243,500
                                                              -----------      -----------
     Net cash provided by (used in) financing activities       (2,104,718)         298,662
                                                              -----------      -----------

Net increase in cash                                               11,793           80,782

Cash - beginning of year                                           97,297           16,515
                                                              -----------      -----------

Cash - end of year                                            $   109,090      $    97,297
                                                              ===========      ===========

Supplemental continuing operations cash flow
 disclosures:
     Cash paid for:
         Interest                                             $   305,538      $   116,732
                                                              ===========      ===========

         Income taxes                                         $     1,300      $     2,157
                                                              ===========      ===========

                 See notes to consolidated financial statements

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

      The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF's wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). During 2005, IGI was the only operating company. The Company operated in the following segments at various times throughout 2004: IT Services Group (IGI), the Laser Group (LF, MLPC, ET, MMT and MT) and the Photonics Group (IP). All significant intercompany accounts and transactions have been eliminated.

      Beginning in 2003 the Company changed its business focus. During 2003, the Company started a new business focusing in the field of information technology consulting and integration and on the emerging area of biometric technology as a complement to that effort (IT Services Group). Also, in early 2003 the Company decided to sell essentially all the assets and liabilities of its Laser Group (Note 4). Continuing in 2004 the Company was still winding down the previously discontinued operations of the Laser and Photonics groups. During 2005, the Company operated in one segment, the IT Services Group.

NOTE 2. - MANAGEMENT PLANS

Business Strategy

      Beginning in 2003, the Company began commercial operations in the field of information technology (IT) consulting and integration, concentrating on the emerging area of biometric technology as a complement to that effort. The Company's IT services include strategic staffing, program management, project management, network management, technical engineering, software development, and enterprise resource planning. The Company has entered into one prime contract with the U.S. government and several subcontract agreements with a number of prime contractors to the U.S. government.

      The Company entered into a three year subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government.

      In December 2003, the Company was awarded a Federal Supply Schedule Contract by the U.S. General Services Administration ("GSA"). Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. The Company has utilized its GSA Contract to secure a prime contract with the U.S. Department of Homeland Security.

      In 2003, the Company entered into a license agreement with a privately held technology company. The license agreement gives the Company the ability to use, market and sell certain proprietary fingerprint recognition technology. The Company has substantially completed development of an access control terminal and related software called TouchThru(TM) incorporating that technology. The Company intends to market and sell the TouchThru(TM) product during 2006 and beyond to a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2. - MANAGEMENT PLANS - CONTINUED

      As part of its business plan, the Company made a decision during 2003 to eliminate certain non-core businesses. On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (Note 4).

      On October 30, 2002, Infinite Photonics, Inc. (included in the Photonics Group) received a Notice of Termination of its DARPA Contract. The Contract was terminated for the U.S. government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The Company worked very closely with the government throughout the settlement process. The Company presented the Terminating Contracting Officer with all costs associated with the terminated contract and has finalized a negotiated settlement. All work allowable under the Contract that has occurred as of the termination date, and all reasonable costs allowable under the settlement provisions, have been reimbursed by the government.

      Because of the termination of the DARPA contract, the Company's new management team decided to discontinue the Photonics segment of its business (Note 4). Without the government funding provided by the DARPA contract, management did not believe that sufficient funds could be raised to successfully commercialize its laser diode technology in the foreseeable future. Consequently, the Company decided to restructure its business along different lines.

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

      The new business strategy described above, as well as the various capital raising activities engaged in by the Company have allowed the Company to continue and expand operations.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Restricted Funds - Restricted funds represent escrow funds set aside to meet scheduled payments pursuant to a capital lease financing arrangement (Note
9). These funds were held in cash deposit and treasury trust accounts. The outstanding balance of the related capital lease was paid in full during 2005, therefore the Company is no longer required to set aside funds.

      Accounts Receivable - Credit is granted to substantially all customers throughout the U.S. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is to not accrue interest on past due receivables. Management has determined that an allowance of approximately $53,000 for doubtful accounts for continuing operations is necessary for the year ended December 31, 2005 ($25,000 - 2004).

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Sale of Certain Accounts Receivable - During 2004, the Company established a financing line with a financial institution (the Purchaser). In connection with this line of credit the Company adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

      Pursuant to the provisions of SFAS 140, the Company reflects the factoring transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser, less 1.5% of the total invoice as a fee for the first 30 days the invoice remains open. For every ten day period or portion thereof that the invoice remains unpaid after the first 30 days, the Company is required to pay an additional fee of one half of one percent. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

      During the year ended December 31, 2005, the Company sold approximately $4,100,000 ($2,600,000 - 2004) of its accounts receivable to the Purchaser. As of December 31, 2005, approximately $367,684 ($344,029 - 2004) of these receivables remained outstanding. After deducting estimated fees and advances from the factor, the net receivable from the Purchaser amounted to $68,022 at December 31, 2005 ($67,282 - 2004), and is included in accounts receivable in the accompanying balance sheet as of that date. Further, the Company had requested and received an advance from the Purchaser against this interest, which amounted to $294,147 as of December 31, 2005 ($275,554 - 2004). These amounts are reflected as an offset to accounts receivable in the accompanying balance sheet as of December 31, 2005 and 2004.

      There were no gains or losses on the sale of the accounts receivable because all were eventually collected. The cost associated with the fees totaled approximately $159,555 for the year ending December 31, 2005 ($70,773 - 2004). These fees were classified on the statements of income as interest expense. Late charges were minimal and are included in the above fees.

      Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Software Development Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Software development costs, incurred subsequent to the determination that the project is technically feasible, in the amount $225,000 have been deferred as of December 31, 2005 ($123,068 - 2004) for the TouchThru(TM) software product development project.
The Company recorded amortization of deferred software development costs of $8,473 for the year ended December 31, 2005 ($ 8,473 - 2004) and has accumulated amortization of $17,652 at December 31, 2005 ($9,179 - 2004).

      Intangible Assets - Intangible assets at December 31, 2005 consist of a technology license which was amortized using the straight-line method over two years. During 2005, the deferred financing costs which were amortized using the straight line method over the term of the related financing instruments, which ranged from two to 15 years, were written off as a result of the repayment of the instruments (see Note 7).

      Accounting for the Impairment or Disposal of Long-Live Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144 (FASB 144), "Accounting for the Impairment or Disposal of Long-live Assets". This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and consist of component parts for the TouchThru(TM) biometric product.

      Revenue Recognition - Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

      During the year ended December 31, 2005 sales to three customers accounted for 91% of total revenues from continuing operations (87% for three customers in 2004) and 92% of accounts receivable at December 31, 2005 (40% - 2004).

      Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense from continuing operations amounted to $318,038 for the year ended December 31, 2005 ($285,659 - 2004) and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru TM biometric access control product.

      Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. The Company accounts for income tax expense in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109). Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Earnings Per Share - Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share as of December 31:

                                                       2005             2004
                                                    -----------     -----------
      Numerator:
      Income available to common stockholders       $    34,146     $   577,981
                                                    ===========     ===========
      Weighted average shares outstanding            19,074,607      15,121,985
                                                    ===========     ===========
      Denominator for diluted income per share:
      Weighted average shares outstanding            19,074,607      15,121,985
      Common stock options and stock warrants         1,754,140         947,638
                                                    -----------     -----------
      Weighted average shares and conversions        20,828,747      16,069,623
                                                    ===========     ===========

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

      Stock Based Compensation - The Company accounts for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to
Employees." Accordingly, compensation expense is recognized for the excess of the fair market value of the Company's common stock over the exercise price. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) the Company discloses the summary of proforma effects to reported net income (loss) and income (loss) per share for 2005 and 2004, as if the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date (Note 11). Stock options and warrants issued to non-employees are recognized as compensation expense based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We anticipate that this pronouncement will not have a material effect on the financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for the Company's first quarter of 2006. The Company will be adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. The Company has evaluated the potential impact from adopting this statement and believes it is not material for the options presently outstanding.

      Reclassification - The Company reclassifies certain prior year amounts to conform with the current year's presentation.


NOTE 4. - DISCONTINUED OPERATIONS

      Photonics - On October 30, 2002, the Company's IP subsidiary received a Notice of Termination of its DARPA contract. The contract was terminated for the government's convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Company's IP Subsidiary. As a result of the termination, management decided to suspend the activities of the Photonics Group and liquidate the remaining assets. At December 31, 2004, IP had approximately $206,000 in assets of discontinued operations along with an aggregate of approximately $217,000 of liabilities of discontinued operations. During 2005, the Company completed winding down the operations, which resulted in income from discontinued operations of approximately $12,000 ($147,000 -
2004) which is included in the income from discontinued operations in the accompanying statements of income.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4. - DISCONTINUED OPERATIONS - CONTINUED

      Laser - On December 31, 2003, the Company and LF entered into an asset purchase agreement with LFI, Inc. ("LFI") relating to the purchase by LFI of certain assets and the assumption of certain liabilities of LF relating to the laser engraving and medical products manufacturing and assembly businesses of LF (the "Purchase Agreement"). The principals of LFI are former employees of LF, including the former chairman and chief executive officer of the Company. The purchase price for the assets was assumed liabilities of LF and/or the Company. On December 31, 2004, the Company completed the sale of the remaining assets, including the assumption of certain liabilities, to an affiliate of LFI, relating to all the remaining laser businesses of LF. The purchase price was the assumed liabilities of LF plus the issuance of several notes by the buyer to LF. During the year ended December 31, 2004, LF had income from operations of approximately $493,000 and a loss on disposal of approximately $224,000 which are included in income from discontinued operations in the accompanying statements of income.

      In accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as a disposal of business segments and accordingly, the assets and liabilities for IP and LF have been segregated from continuing operations in the accompanying 2004 consolidated balance sheet and classified as assets and liabilities of discontinued operations. The operating results for the segments are segregated and reported as discontinued operations in the accompanying 2005 and 2004 consolidated statements of income and cash flows.

      The following is a summary of financial position at December 31, 2005 and 2004 and the and results of operations for the years then ended for the disposed Photonics (IP) and Laser (LF) segments:

                                                                2005            2004
                                                            ------------     -----------
      Financial Position
      Assets held for sale:
        Current assets and total assets of discontinued
          operations                                        $         --     $   205,921
                                                            ============     ===========
        Liabilities of discontinued operations:

        Accounts payable and accrued expenses                         --         212,300
        Unsecured note payable                                        --           5,000
                                                            ------------     -----------
        Total liabilities of discontinued operations        $         --     $   217,300
                                                            ============     ===========

      Results of Operations
        Revenue from discontinued operations                $         --     $ 3,051,820
                                                            ============     ===========
        Income from discontinued operations                 $     12,233         639,772
        Loss on disposal of discontinued  operations                  --        (223,803)
                                                            ------------     -----------
        Net income from discontinued operations             $     12,233     $   415,969
                                                            ============     ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5. - PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                        Depreciable                            December 31,
                                                                                   ---------------------------------------
                                                           Lives                        2005                     2004
                                              ---------------------------------    --------------          ---------------

        Software                                    3      to     5 years          $       16,015          $        14,989
        Machinery and equipment                     3      to    10 years                 229,290                  141,525
        Furniture and fixtures                      5      to     7 years                   3,101                    3,500
        Leasehold improvements                          3 years                             2,063                       --
                                                                                   --------------          ---------------
                                                                                          250,469                  160,014
        Accumulated depreciation                                                          (59,949)                 (33,996)
                                                                                   ---------------         ---------------
                                                                                   $      190,520          $       126,018
                                                                                   ==============          ===============


NOTE 6. - NOTES RECEIVABLE

      In connection with sale of assets and assumption of certain liabilities of LF by Rolben Acquisition Company (Rolben) at December 31, 2004, Rolben issued notes receivables in the following amounts: $50,207, $697,990, $974,110 and $415,000. Rolben pledged as security for payment of these notes a security interest in all of the personal property of Rolben and the common stock of Rolben and LFI, Inc. and shares of common stock of the Company owned by one of the principals of Rolben & LFI. During the second quarter of 2005, these notes receivable were repaid in full by Rolben (see Note 9).

      Notes receivable consist of the following:

                                                                                        December 31,
                                                                                  -------------------------
                                                                                     2005           2004
                                                                                  ----------     ----------
      Note receivable due in connection with the sale of assets of EP,
        with interest at 8%                                                       $   73,897     $   73,897

      Note receivable due in connection with the sale of office furniture and equipment with interest at 12%, due in monthly  installments of
        approximately $500, including interest, through October 2007                   9,288             --

      Note receivable with monthly interest and principal  payments of $4,000 plus an additional $5,000 monthly principal curtailment with
        interest at prime rate (5.25% at December 31, 2004) plus 3%                       --         50,207

      Term  notes receivable due in monthly principal and interest installments of approximately $13,000 each with interest at prime rate (5.25% at December 31, 2004) plus .75% and 1%, respectively:
               through February 2011                                                      --        697,990
               through December 2014                                                      --        974,110

      Term note receivable related to capital lease with annual principal
        payment of $40,000 and interest at 7.25% through 2012                             --        415,000
                                                                                  ----------     ----------
                                                                                      83,185      2,211,204
      Less current portion                                                             4,746        270,347
                                                                                  ----------     ----------
      Notes receivable, net of current portion                                    $   78,439     $1,940,857
                                                                                  ==========     ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6. - NOTES RECEIVABLE - CONTINUED

      Payment of principal and interest due from EP is subordinate to the prior payment and satisfaction in full of EP's note to a third party. The interest earned on the EP note through December 31, 2005 in the amount of $27,545 ($21,633 - 2004) has not been recognized because management believes collection of the interest is doubtful at this time.


NOTE 7. - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                    December 31,
                                              ------------------------
                                                2005            2004
                                              ---------      ---------

      Technology license                      $  12,070      $  12,070
      Deferred financing costs                       --        119,499
                                              ---------      ---------
                                                 12,070        131,569
      Accumulated amortization                  (12,070)       (81,043)
                                              ---------      ---------

                                              $      --      $  50,526
                                              =========      =========


NOTE 8. - NOTES PAYABLE

      Notes payable consists of the following:

                                                    December 31,
                                              ------------------------
                                                2005            2004
                                              ---------      ---------
      Note payable - bank (a)                 $      --      $  50,207
      Notes payable - other (b)                  30,000        176,184
      Notes payable - related parties (c)            --          9,906
                                              ---------      ---------
                                              $  30,000      $ 236,297
                                              =========      =========

      (a) Notes Payable-Bank - LF maintained a line of credit with a financial institution. During November 2001, LF refinanced the outstanding balance on the line of credit, which amounted to approximately $285,000, into a demand note. The bank demand note required monthly principal and interest payments amounting to approximately $5,800 through November 2002, at which point the remaining unpaid balance was due. This due date was extended with a reduction of required monthly principal and interest payments to approximately $4,000. In addition, LF was required to pay a monthly principal curtailment of $5,000. The outstanding balance as of December 31, 2004 amounted to $50,207 and was repaid in 2005. All the assets of LF and the guarantee of the Company secured the note.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8. - NOTES PAYABLE - CONTINUED

      (b)   Notes  Payable - Other - At December  31, 2005,  $30,000  ($30,000 -
            2004) was outstanding and bears interest at 10%.

            During 2004, the Company entered into a line of credit note an agreement with one of its prime contractors whereby the prime contractor may lend amounts when requested by the Company based on the balance of accounts receivable due from the prime contractor. According to the terms of the subcontract agreement, the customer is required to pay the Company on the outstanding invoices upon and to the extent of funding from the U.S. government. Therefore, the customer has agreed to advance the Company money from time to time under the line of credit note agreement in the amount of the outstanding invoices due from the prime contractor, but not to exceed $600,000. The advances bear interest at prime rate for the first 45 days the advance is outstanding. Interest after the first 45 days floats at the prime rate plus 2%, with an effective rate of 9.25% at December 31, 2005. The advances are secured by a security interest in current and future invoices and proceeds. Each advance is due and payable in full including all principal and accrued interest on the date that the invoice with respect to which the advance is made is paid. Any payments not made timely are accessed a 5% late fee. The balance due to the prime contractor was zero at December 31, 2005 ($146,184 - 2004).

      (c) Notes Payable - Related Parties-At December 31, 2004 there was $9,906 due to a stockholder/former employee. The balance was satisfied in 2005 in connection with the settlement with the former employee (see Note 17).


NOTE 9. - LONG-TERM OBLIGATIONS

      Long-term obligations consist of:

                                                              December 31,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------
      Term notes - bank (a)                            $   63,378     $1,747,705
      Term notes - related parties (b)                    450,000        309,000
      Convertible term notes - related parties (c)        810,124        835,124
      Capital lease obligations  (d)                           --        445,000
                                                       ----------     ----------
                                                        1,323,502      3,336,829
      Less current maturities                              12,778      2,172,572
                                                       ----------     ----------

      Total long-term obligations                      $1,310,724     $1,164,257
                                                       ==========     ==========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

      (a) Term Notes - A $1,250,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through February 2011. The outstanding balance as of December 31, 2004 amounted to $697,791 which was repaid during 2005. All the assets of LF and the guarantee of the Company secured the note. The Company was in violation of certain loan covenants as of December 31, 2004. These violations related to exceeding certain levels of the ratio of debt to intangible net worth, not meeting the minimum current ratio or the working capital ratio, and exceeding capital expenditure limits. Accordingly, the entire outstanding portion of the note was classified as current as of December 31, 2004.

            A $1,260,000 bank term promissory note that required monthly principal and interest payments amounting to approximately $13,000 through December 2014. The outstanding balance as of December 31, 2004 amounted to $974,056 and was repaid during 2005. The Company was in violation of certain covenants under the term of this and other notes outstanding with the same bank. Accordingly, the entire outstanding portion of the note was classified as current as of December 31, 2004.

            The Company entered into loans during 2004 relating to the financing of equipment. The loans have an aggregate balance of $63,378 at December 31, 2005 ($75,858 - 2004), bear interest at rates ranging from 3.5 % to 5.8% and are due in aggregate monthly installments of approximately $1,200 through July 31, 2007 at which time the remaining principal balance of approximately $45,000 is due.

      (b) Term Notes Payable - Related Parties - During the year ended December 31, 2004, the Company issued two secured notes payable to a stockholder aggregating $115,000. During the year ended December 31, 2003 the Company issued a secured note payable to this same stockholder for $150,000. All of these borrowings bear interest at 12% and are due in January 2008. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable. Amounts outstanding at December 31, 2005 amounted to $265,000 ($265,000 - 2004).

            During 2004, the Company borrowed $44,000 from a member of its board of directors. The note was unsecured with interest at 6% and was repaid in 2005.

            During 2005, the Company issued various notes to a shareholder. At December 31, 2005, the notes had a balance of $185,000 with interest at 12%. Subsequently, the notes were consolidated into one note of $185,000 with interest payable monthly at 12% with all principal maturing on January 1, 2008. The notes are secured by all of the assets of the Company.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

      (c) Convertible Term Notes Payable - Related Parties - During 2004, the Company issued various unsecured notes payable to a member of its board of directors. The outstanding balance of the notes amounted to $314,000 at December 31, 2005 ($314,000 - 2004) and bear interest at
            6% at December 31, 2005. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

            The outstanding balance of a note purchased from a bank by a related party as of December 31, 2005 and 2004 amounted to $203,324 and bears interest at 7.75% per annum. Effective December 31, 2003, the terms of the note were revised and the maturity date was extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

            During the years ended December 31, 2004 and 2003, the Company issued various notes to the same related party amounting to $317,800 with interest at 6%. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. On December 6, 2005, $25,000 of the principal of the notes was converted by the holder into 500,000 shares of common stock reducing the principal balance to $292,800 ($317,800 - 2004).

            Effective October 1, 2005, the terms of each of the aforementioned notes were further modified. The interest rates were revised to 8% for the year ending December 31, 2006. Thereafter, the interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder any time, subject to restrictions stated below, into shares of common stock at $.05 per share. Subsequently, the Company executed collateral security agreements with the note holders providing for a security in interest in all of the Company's assets.

            Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding note principal; provided, however, at no time can the Company prepay an amount that would result in a change of control and limit the use of the Company's net operating loss carryforwards if the same amount were converted by the note holder.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9. - LONG-TERM OBLIGATIONS - CONTINUED

            The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however, if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse.

            Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company's common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company's net operating loss carryforwards, does not occur.

      (d) Capital lease obligations - The Company was obligated under a capital lease for the LF operating facility. The outstanding balance as of December 31, 2004 amounted to $445,000, which was repaid during 2005. The lease provided for monthly payments to an escrow account in amounts sufficient to allow for the repayment of the principal of the underlying tax-exempt bonds together with interest at 7.25% through June 2012. Under the terms of this credit facility, the Company was prohibited from paying dividends or making other cash distributions. According to the terms of the lease agreement, the Company was required to comply with certain covenants. The Company was not in compliance with certain of these covenants at December 31, 2004. Accordingly, the entire outstanding portion of this obligation was classified as current.

            Minimum future annual payments of long-term obligations as of December 31, 2005 are as follows:

                    2006                                        $       12,778
                    2007                                                50,600
                    2008                                               450,000
                    2009                                                    --
                    2010                                                    --
                    Thereafter                                         810,124
                                                                --------------
                   Total minimum payments                            1,323,502
                   Less current maturities                              12,778
                                                                --------------

                   Total long-term obligations                  $    1,310,724
                                                                ==============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10. - STOCKHOLDERS' DEFICIENCY

      A.    Preferred Stock

                  The Company's  certificate  of  incorporation  authorizes  its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2005 and 2004 there were no preferred shares issued or outstanding.

      B.    Common Stock

                  The  Company  held  its  Annual  Meeting  of  Stockholders  on
            February 28, 2006 at which its Stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 60,000,000.

                  During the year ended December 31, 2005, the following  common stock transactions took place:

                  o The Company issued 1,600,000 shares of common stock to a member of the board of directors at $.05 per share, obtaining proceeds of $80,000.

                  o The Company issued 45,000 shares of common stock as satisfaction of liabilities amounting to $2,250. The fair market value of the shares issued equaled the amount of the recorded liability satisfied.

                  o The Company issued 149,916 shares of common stock as consideration for consulting services amounting to
                        $40,800 and authorized, but has not issued, an additional 150,084 shares to the same consultant for services amounting to $48,528. The fair value of the shares was based on the value of the services provided.

                  o The Company issued 500,000 shares of common stock upon conversion of $25,000 of principal of notes payable to a related party.

                  o The Company received 500,000 shares of common stock according to the terms of a settlement agreement with a terminated employee and recorded it as treasury stock. The 500,000 shares of treasury stock were immediately issued to the Osley & Whitney Retirement Plan as a Plan contribution. The shares were valued at $175,000 based on the closing market price on the date of the settlement agreement.

                  o The Company has authorized, but not issued, 25,000 shares of common stock valued at $7,500 in connection with a settlement agreement with a former employee using the closing market price on the date of the settlement agreement.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

            During the year ended December 31, 2004, the following common stock transactions took place:

                  o The Company issued 4,670,000 shares of common stock to accredited investors at prices ranging from $.05 to $.10 per share, obtaining proceeds of $241,000.

                  o The Company issued 742,500 shares of common stock as satisfaction of liabilities amounting to $37,126. The fair market value of the shares issued equaled the amount of the recorded liability satisfied.

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

      C.    Warrants

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

                  In  connection  with a private  placement  transaction  during
            2000, the Company issued a warrant to purchase 50,000 shares of common stock. The warrant was exercisable for a four-year term commencing May 31, 2001 at an exercise price of $1.63 per share. For services rendered in connection with the financing the Company also issued the purchaser's designee a warrant to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable for a four-year period commencing May 31, 2001. A portion of the proceeds, amounting to $66,025 and $127,779, respectively, determined utilizing the Black-Scholes pricing model, was allocated to these warrants. Each of these warrants expired on May 31, 2005.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10. - STOCKHOLDERS' DEFICIENCY - CONTINUED

                  During 2002, the Company issued  warrants to purchase  200,000 shares of the Company's common stock as satisfaction of outstanding liabilities arising from consulting services amounting to $58,826. The warrants were exercisable at $3.00 per share, vested immediately and expired in 2005.

                  In connection with the debt financing during 2002, the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company's common stock at $2.40 per share. The warrants were immediately exercisable and expire in 2007. The warrant value amounting to $103,872 was determined using the Black-Scholes option pricing model.

                  There were no warrants granted during the years ended December
            31, 2005 and 2004.

            The following is a summary of the warrant activity for the past two years:

                                                      Number         Weighted
                                                    of Warrants       Average
                                                    Outstanding   Exercise Price
                                                    -----------   --------------
                  Outstanding at December 31, 2003    498,400     $       2.63
                       Expired                        (73,400)    $       3.41
                                                     --------
                  Outstanding at December 31, 2004    425,000     $       2.50
                       Expired                       (350,000)    $       2.52
                                                     --------
                  Outstanding at December 31, 2005     75,000     $       2.40
                                                     ========


NOTE 11. - STOCK OPTION PLANS

      The Company's Board of Directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005,
which have authority to grant options to purchase up to an aggregate of 5,626,500 shares at December 31, 2005 (2,314,407 - 2004). Such options may be
designated  at  the  time  of  grant  as  either   incentive  stock  options  or
nonqualified stock options. As of December 31, 2005, options to purchase 1,564,100 shares remain unissued under these plans.

      A.    Stock Option Plans

                  The Company  grants  stock  options to its key  employees  and independent service providers, as it deems appropriate. Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

                  In connection  with services  performed for the Company during
            2000, 65,000 non-qualified options to purchase shares of common stock at a price of $1.50 were granted, which were immediately exercisable and expire in 2010. The fair value assigned to these options, determined utilizing the Black-Scholes pricing model, amounted to approximately $47,000 and has been reflected as additional paid-in capital.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. - STOCK OPTION PLANS - CONTINUED

                  In  connection  with  services  performed  beginning  in 2005,
            50,000 non-qualified options to purchase shares of common stock at a price of $.16 were granted, which vest over two years and expire on October 31, 2010. The fair value assigned to these options, determined using the Black-Scholes pricing model, amounted to $2,381 and was reflected as additional paid-in capital.

                  The following is a summary of stock option activity, including qualified and non-qualified options, for the past two years:


                                                       Number        Weighted
                                                      of Shares       Average
                                                    Under Option  Exercise Price
                                                    ------------  --------------
                  Outstanding at December 31, 2003    1,752,575    $    .21
                       Granted                          258,500    $    .09
                       Exercised                        (25,000)   $    .10
                       Expired                          (25,593)   $   1.38
                                                     ----------
                  Outstanding at December 31, 2004    1,960,482    $    .18
                       Granted                        2,753,400    $    .18
                       Expired                         (692,982)   $    .27
                                                     ----------

                  Outstanding at December 31, 2005    4,020,900    $    .16
                                                     ==========

                  Exercisable at December 31, 2005    3,970,234    $    .16
                                                     ==========

                  The  average  fair value of options  granted was $.11 and $.08 per share for the years ended December 31, 2005 and 2004, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company's common stock on the date of grant.

                  Options  outstanding  and exercisable at December 31, 2005 are made up of the following:

                                             Options Outstanding                      Exercisable
                                 -------------------------------------------     ------------------------
                                                    Weighted
                                                     Average
                                                    Remaining      Weighted                     Weighted
                                      Number       Contractual      Average        Number        Average
                                      of             Life in       Exercise          of         Exercise
                                      Options         Years         Price         Options        Price
                                 ------------       --------       --------      -----------    ---------
           $.01 to $.10             1,677,500          8.0         $   .06         1,677,500    $     .06
           $.11 to $.20             1,113,500          9.0         $   .14         1,080,167    $     .14
           $.21 to $.35             1,164,900          9.3         $   .26         1,147,567    $     .26
                $1.50                  65,000          4.8         $  1.50            65,000    $    1.50
                                 ------------                                    -----------

               Total                4,020,900          8.7         $   .16         3,970,234    $     .16
                                 ============       ======          ======       ===========    =========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. - STOCK OPTION PLANS - CONTINUED

      B.    Directors' Stock Option Plan

                  In April 1993, the Board of Directors and  stockholders of the
            Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director was granted 7,500 options upon becoming a director and 5,000 each year thereafter on the date of the Company's annual stockholders' meeting. The options vest over a two-year service period. There was no annual stockholders' meeting during 2004 and 2005, therefore, there were no options granted under this plan during these years. During 2005, 500 options expired. During 2004, 17,500 options were forfeited as a result of a Director resigning from the Board. At December 31, 2005, there were 41,500 (42,000 in 2004) options outstanding to directors under this plan, of which all were exercisable (37,000 were exercisable in 2004). These options are exercisable at prices ranging from $.10 to $7.80 per share. The options expire at various dates from 2005 to 2013. No new options are issuable under the terms of this plan. Options with the same terms are issuable to directors under the 1999 Plan.

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

                                                       For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2005             2004
                                                   ------------     -----------
      Net income - as reported (000's)             $         34     $       578
      Total stock based employee compensation
       expense determined under the fair value
       method for all awards (000's)                       (295)            (27)
                                                   ------------     -----------
      Net income (loss) - pro forma (000's)        $       (261)    $       551
                                                   ============     ===========

      Basic:
           Income per share as reported            $        .00     $       .04
                                                   ============     ===========
           Income (loss) per share pro forma       $       (.01)    $       .04
                                                   ============     ===========

      Diluted:
           Income per share as reported            $        .00     $       .04
                                                   ============     ===========
           Income (loss) per share pro forma       $       (.01)    $       .03
                                                   ============     ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. - STOCK OPTION PLANS - CONTINUED

      The fair  value of each  option  grant is  estimated  on the date of grant
using  the   Black-Scholes   option-pricing   model   based  on  the   following
weighted-average assumptions:

                                                           2005          2004
                                                        ----------    ---------

                  Expected dividend yield                       0%           0%
                  Expected stock price volatility            100 %         100%
                  Risk-free interest rate                     4.4%         4.5%
                  Expected life of options                10 years     10 years


NOTE 12. - INCOME TAXES

      The components of the income tax (expense) benefit follows:

                                                   December 31,
                                             ---------------------------
                                               2005              2004
                                             ---------         ---------
      Current:
          Federal                            $      --         $      --
          State                                 (3,500)             (350)
                                             ---------         ---------
                                                (3,500)             (350)
                                             ---------         ---------

      Deferred                                (219,000)         (276,000)
      Reversal of valuation allowance          219,000           276,000
                                             ---------         ---------

                                             $  (3,500)        $    (350)
                                             =========         =========

      At  December  31,  2005,  the  Company  had  federal  net  operating  loss carryforwards of approximately $24,600,000 and state net operating loss carryforwards of approximately $16,000,000, which expire from 2009 through 2025. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

      At December 31, 2005, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $10,286,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. - INCOME TAXES - CONTINUED

      The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                                       December 31,
                                                               ------------------------------
                                                                   2005              2004
                                                               ------------      ------------
      Deferred tax assets:
           Net operating loss and tax credit carryforwards     $  9,331,000      $  9,544,000
           Defined benefit pension liability                        961,000           870,000
           Reserves and other                                        97,000           138,000
                                                               ------------      ------------
               Gross deferred tax asset                          10,389,000        10,552,000

      Deferred tax liabilities:
           Property and equipment                                  (103,000)          (47,000)
                                                               ------------      ------------
               Gross deferred tax liability                        (103,000)          (47,000)
                                                               ------------      ------------
      Net deferred tax asset                                     10,286,000        10,505,000
      Deferred tax asset valuation allowance                    (10,286,000)      (10,505,000)
                                                               ------------      ------------

      Net deferred tax asset                                   $         --      $         --
                                                               ============      ============

      The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows:

                                                        December 31,
                                                     -----------------
                                                      2005       2004
                                                     ------     ------
      Statutory United States federal tax rate         34.0%      34.0%
      State income taxes, net of federal benefit        1.2%        .6%
      Permanent differences                            12.5%        .5%
      Reduction of valuation allowance                (46.3)%    (34.5)%
                                                     ------     ------

      Effective income tax rate                         1.4%        .6%
                                                     ======     ======


NOTE 13. - EMPLOYEE PENSION AND PROFIT- SHARING PLANS

      Profit Sharing Plans - Prior to the sale of LF's businesses (see Note 4), LF had a qualified salary reduction profit sharing 401(k) plan for eligible employees. Participants could defer up to 20% of their compensation each year up to the dollar limit set by the Internal Revenue Code. LF's contribution to the profit-sharing plan was discretionary. During 2004, a discretionary contribution of $15,600 was made to the profit-sharing plan.

      Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees. Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year. Eligible employees may contribute a percentage of their compensation up to a maximum of $10,000 for the year. The Company can elect to make a discretionary contribution to the plan. For the years ended December 31, 2005 and 2004 the Company elected to make a matching contribution equal to the employee's contribution up to a limit of 3% of the employee's compensation for the year. The Company match for the year ended December 31, 2005 was $41,685 ($38,725 - 2004.)

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      Defined Benefit Plan - The Company has a contributory defined benefit pension plan that covered all salaried and hourly employees at O&W that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001 the Company discontinued the operations of O&W but retained the obligation to fund the plan into the future. The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan remains in existence and continues to pay benefits as participants qualify and receive contributions. The Company's policy is to fund pension costs accrued subject to the Company's available cash to make such contributions.

      Net periodic pension expense includes the following components:

                                                       For the Years Ended
                                                            December 31,
                                                     ------------------------
                                                       2005            2004
                                                     ---------      ---------
                  Interest cost                      $ 315,360      $ 338,627
                  Expected return on plan assets      (305,919)      (293,553)
                  Actuarial loss                       109,357        116,472
                                                     ---------      ---------

                      Total pension expense          $ 118,798      $ 161,546
                                                     =========      =========

      The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

                                                                      2005             2004
                                                                   -----------      -----------
                  Projected benefit obligation:
                      Benefit obligation at beginning of year      $ 5,687,611      $ 5,811,249
                      Interest cost                                    315,360          338,627
                      Actuarial loss (gain)                            131,358          (60,091)
                      Benefits paid                                   (413,193)        (402,174)
                                                                   -----------      -----------

                      Benefit obligation at end of year              5,721,136        5,687,611

                  Plan assets at fair value:
                      Fair value of plan assets at
                         beginning of year                           3,510,324        3,621,035
                      Actual return of plan assets                     127,918          367,617
                      Employer contributions                           181,439               --
                      Benefits paid                                   (413,193)        (402,174)
                      Expenses paid                                    (90,964)         (76,154)
                                                                   -----------      -----------

                      Fair value of plan assets at end of year     $ 3,315,524      $ 3,510,324
                                                                   ===========      ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

                                                                  2005              2004
                                                               -----------      -----------
                  Funded status (deficit)                      $(2,405,612)     $(2,177,287)

                  Unrecognized actuarial loss                   (3,046,855)      (2,755,891)
                                                               -----------      -----------
                                                                (5,451,467)      (4,933,178)
                  Adjustment required to recognize minimum
                   pension liability                             3,046,855        2,755,891
                                                               -----------      -----------

                  Accrued pension cost                         $(2,405,612)     $(2,177,287)
                                                               ===========      ===========

      The major actuarial assumptions used in the calculation of the pension obligation follow:

                                                             2005          2004
                                                           --------      -------
                Discount rate                                 5.50%        5.75%
                Expected return on plan assets                9.25%        9.25%
                Rate of increase in compensation               N/A          N/A

      The measurement date used to determine the pension measurements for the pension plan is January 1, 2005.

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

      In March 2005, the Company filed with the IRS a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 and prior plan years of $979,328 and is awaiting the response from the IRS. The Company made contributions in 2005 of $6,439 and 500,000 shares of its common stock which were valued at $175,000 at the date of contribution. Such contributions did not satisfy the minimum funding requirements for 2005. The Company did not make any contributions for the year ended December 31, 2004, although it was required to make minimum required contributions based upon IRS rules. The Company does not anticipate making any contributions to the Plan during the year ended December 31, 2006.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

      The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2005 and 2004, by asset category, are as follows:


         Asset Category                     Target %       2005         2004
         --------------                     --------     --------     --------
         Equity securities                       65%           65%          60%
         Guaranteed investment contracts         35            35           40
                                            -------      --------     --------

         Total                                  100%          100%         100%
                                            =======      ========     ========

      The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

                       2006                    $     400,609
                       2007                    $     415,608
                       2008                    $     412,519
                       2009                    $     434,877
                       2010                    $     444,578
                       2011 - 2015             $   2,221,554


NOTE 14. - COMMITMENTS

      A.    Lease Commitments

                  The  Company  leases  its   headquarters   and  branch  office
            facilities under operating lease agreements that expire at various dates through 2008. Rent expense for continuing operations under operating leases for the year ended December 31, 2005 was approximately $76,000 ($27,000 - 2004).

            Following  is  the  approximate   future  minimum  payments required
            under these leases:

                                2006                       $   80,000
                                2007                           77,300
                                2008                           51,500
                                                           ----------
                                                           $  208,800
                                                           ==========

      B.    Employment Contracts

                  The company has employment  agreements  having terms in excess of one year with two of its executives with terms of five years through May 2008. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes. As of December 31, 2005, the minimum annual severance payments under these employment agreements is, in the aggregate, approximately $525,000.

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. - COMMITMENTS - CONTINUED

      C.    Consulting Agreements

                  The  Company  has  contracted  with   Intelligent   Consulting
            Corporation (ICC) on a month-to-month basis to provide consulting services relating to the development, production, marketing and sales of the Company's TouchThru(TM) access control product as well as other general corporate matters. The Company paid ICC $223,384 during the year ended December 31, 2005 ($168,997 - 2004).

                  The Company has contracted with an independent consulting firm to provide services in connection with generating new revenues. The Company has agreed to pay a monthly fee for services covering a period of one year ending on October 31, 2006. The Company paid $15,000 in 2005 and has agreed to pay $75,000 for services in 2006. In addition the Consulting firm will receive one half of one percent of the Company's gross revenue growth subject to certain limitation as outlined in the agreement.

                  For a period  of one  year  beginning  January  1,  2006,  the
            Company has engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share and expiring on December 31, 2010 and is obligated to provide additional compensation contingent upon closing a business combination introduced by the investment banking group.

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

                                                                                        2005                  2004
                                                                                   --------------        -------------
         Conversion of accounts payable to common stock                            $        2,250        $      -
                                                                                    =============         ============

         500,000 shares of common stock contributed to O&W Retirement Plan
         which reduced the balance of accrued pension obligation                   $      175,000        $       -
                                                                                    =============         ============

         Note payable to related party converted to 500,000 shares of common
         stock                                                                     $       25,000        $       -
                                                                                    =============         ============

         25,000 common shares authorized for issuance in connection with a settlement agreement with a former
         employee                                                                  $        7,500        $        -
                                                                                    =============         ============

         Sale of property and equipment for note receivable                        $       11,075        $        -
                                                                                    =============         ============

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

                                                                                        2005                  2004
                                                                                   --------------        -------------
         Common stock authorized not issued, transferred to issued                 $        -            $      75,000
                                                                                    =============         ============

         Purchase of equipment through long-term obligations                       $        -            $      45,120
                                                                                    =============         ============

         Conversion of long-term obligation and related accrued interest and
         fees to common stock, net of capitalized costs written off                $        -            $       5,000
                                                                                    =============         ============

         Assets held for sale sold in exchange for notes receivable                $        -            $   2,137,307
                                                                                    =============         ============

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

--------------------------------------------------------------------------------

NOTE 16. - BUSINESS SEGMENTS - CONTINUED

      A summary of selected consolidated information for the Company's industry segments during 2005 and 2004 is set forth as follows:


                                                  Laser            Photonics            IT
         2005                                     Group              Group           Services         Consolidated
         ----                                --------------     -------------     ---------------     ------------
Sales to unaffiliated customers              $           --     $          --     $     8,505,199     $ 8,505,199
                                             ==============     =============     ===============     ===========
Operating loss                               $           --     $          --     $        (4,059)    $    (4,059)
                                             ==============     =============     ===============     ===========
Income from discontinued
 operations                                  $           --     $      12,233     $            --     $    12,233
                                             ==============     =============     ===============     ===========
Interest expense                             $           --     $          --     $       336,286     $   336,286
                                             ==============     =============     ===============     ===========
Identifiable assets                          $                  $          --     $     1,556,564     $ 1,556,564
                                             ==============     =============     ===============     ===========
Depreciation and amortization                $           --     $          --     $        41,547     $    41,547
                                             ==============     =============     ===============     ===========
Capital expenditures                         $           --     $          --     $       196,462     $   196,462
                                             ==============     =============     ===============     ===========
Gain on settlement with
 terminated employee                         $           --     $          --     $       290,533     $   290,533
                                             ==============     =============     ===============     ===========
Common stock  contributed to O&W pension
plan                                         $           --     $          --     $       175,000     $   175,000
                                             ==============     =============     ===============     ===========
Expenses satisfied via equity                $           --     $          --     $        91,709     $    91,709
                                             ==============     =============     ===============     ===========


                                                  Laser            Photonics            IT
         2004                                     Group              Group           Services         Consolidated
         ----                                --------------     -------------     ---------------     ------------
Sales to unaffiliated customers              $           --     $          --     $     5,735,012     $ 5,735,012
                                             ==============     =============     ===============     ===========
Operating income                             $           --     $          --     $       320,051     $   320,051
                                             ==============     =============     ===============     ===========
Income from discontinued
 operations                                  $      268,439     $     147,530     $            --     $   415,969
                                             ==============     =============     ===============     ===========
Interest expense                             $           --     $          --     $       157,689     $   157,689
                                             ==============     =============     ===============     ===========
Identifiable assets                          $    2,215,142     $     205,921     $     1,509,949     $ 3,931,012
                                             ==============     =============     ===============     ===========
Depreciation and amortization                $           --     $          --     $        29,874     $    29,874
                                             ==============     =============     ===============     ===========
Capital expenditures                         $           --     $          --     $       118,856     $   118,856
                                             ==============     =============     ===============     ===========
Expenses satisfied via equity                $           --     $          --     $        37,126     $    37,126
                                             ==============     =============     ===============     ===========

                              INFINITE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17. - FORMER LITIGATION

      At December 31, 2005, the Company was not subject to litigation. Previously, the Company was involved in litigation as follows.

      The Company was the plaintiff in a lawsuit filed on April 22, 2005 in the Supreme Court, State of New York, captioned Infinite Group, Inc. v. Mark Ackley and Ackco, Inc. In this action, the Company alleged that Mr. Ackley, its former chief operations officer and director of business development, breached his contractual and fiduciary obligations to the Company by causing a company he controls to enter into a consulting arrangement with and perform services for another firm while employed by us. The Company terminated Mr. Ackley's employment for cause on March 11, 2005. The Company also alleged that Mr. Ackley violated his non-compete obligations contained in his employment agreement. In 2005, the parties agreed to settle all claims to avoid the expense and time of litigation. As part of the settlement, the Company was released of certain obligations to Mr. Ackley. The parties executed mutual releases. The former employee surrendered to the Company 500,000 shares of the Company's common stock that he owned, which was recorded at fair value of $175,000 at the date of the settlement agreement. The shares were contributed to the O&W Retirement Plan. In addition, as part of the settlement, the Company was released of certain liabilities owed to Mr. Ackley in the amount of $25,000. The settlement resulted in a gain of $191,739, net of related expenses, and has been recorded as a gain on settlement in the accompanying consolidated statement of income.

      The Company was the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company appealed the amount of the verdict and entered into a settlement with the defendants in January 2006. As a result the Company received and recorded other income of approximately $500,000, net of legal fees and expenses, in the first quarter of 2006.

      The Company  was the  respondent  in an  arbitration  proceeding  filed on
December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. The Claimant, a former employee of the Company and former member of the Company's board of directors, alleged that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of Claimant's employment requiring certain cash payments to be made. Claimant alleged that the Company had failed to make such cash payments and had breached the agreement and sought all monies owed to him, in an amount alleged to be $130,000. The Company and the Claimant settled the matter in the fourth quarter of 2005. Pursuant to the terms of the settlement agreement, the Company recorded a gain on settlement with the terminated employee of approximately $99,000 in the accompanying 2005 consolidated statement of income when it adjusted the carrying amounts of the related liabilities to actual. The Company also authorized the issuance of 25,000 shares of common stock in connection with the settlement agreement valued at $7,500, which was based on the closing price of the stock on the date of the settlement agreement.