Form 10QSB
period 2006-03-31
INFINITE GROUP INC
filed 2006-05-15
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                               60 Office Park Way
                            Pittsford, New York 14534
                            -------------------------
                     (Address of principal executive office)

                                 (585) 385-0610
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2006, there were 20,034,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                               INFINITE GROUP INC.
                               FORM 10-QSB REPORT

                               Infinite Group Inc.

                             TABLE OF CONTENTS                              PAGE

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Balance Sheet - March 31, 2006 (unaudited) and December 31,
            2005 (audited)                                                     3

            Statements of Operations - (unaudited) for the three
            month periods ended March 31, 2006 and 2005                        4

            Statements of Cash Flows - (unaudited) for the three month
            periods ended March 31, 2006 and 2005                              5

            Notes to Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                              10

   Item 3.  Controls and Procedures                                           17

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 17

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       17

   Item 3.  Defaults Upon Senior Securities                                   17

   Item 4.  Submission of Matters to a Vote of Security Holders               17

   Item 5.  Other Information                                                 18

   Item 6.  Exhibits                                                          18

SIGNATURES                                                                    19

                           FORWARD-LOOKING STATEMENTS

      Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Infinite Group Inc., a Delaware corporation, and its predecessors.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.
Consolidated Balance Sheets

                                                        March 31,     December 31,
                                                          2006           2005
----------------------------------------------------------------------------------
ASSETS                                                 (Unaudited)     (Audited)
Current assets:
   Cash                                               $    162,160    $    109,090
   Accounts receivable, net of allowance
     of $53,000 ($53,000 - 2005)                           801,204         875,538
   Notes receivable, current portion                         4,932           4,746
   Inventories                                              26,677          24,664
   Prepaid expenses and other current assets                67,889          49,516
                                                      ------------    ------------
       Total current assets                              1,062,862       1,063,554

Property and equipment, net                                187,373         190,520

Software development costs, net                            204,633         207,348

Other assets:
  Notes receivable                                          77,137          78,439
  Deposits                                                  16,703          16,703
                                                      ------------    ------------
         Total other assets                                 93,840          95,142
                                                      ------------    ------------
Total assets                                          $  1,548,708    $  1,556,564
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Note payable                                             30,000          30,000
   Accounts payable                                        341,792         412,100
   Accrued pension                                         180,647         152,050
   Accrued payroll                                         264,598         186,863
   Accrued interest payable                                120,774         118,913
   Accrued expenses-other                                   60,270          60,977
   Current maturities of long-term obligations-bank         12,723          12,778
                                                      ------------    ------------
      Total current liabilities                          1,010,804         973,681

Long-term obligations:
   Bank notes payable                                       47,449          50,600
   Notes payable-related parties                         1,260,124       1,260,124
   Accrued pension expense                               2,435,312       2,405,612
                                                      ------------    ------------
Total liabilities                                        4,753,689       4,690,017
                                                      ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $.001 par value, 60,000,000
     (20,000,000 - 2005) shares authorized;
     19,856,881 (19,856,881 - 2005) shares issued
     and outstanding                                        19,857          19,857
   Additional paid-in capital                           28,552,616      28,523,334
   Common stock, 178,084 shares authorized,
     not issued (175,084 - 2005)                            56,448          56,028
   Accumulated deficit                                 (28,787,047)    (28,685,817)
   Accumulated other comprehensive loss                 (3,046,855)     (3,046,855)
                                                      ------------    ------------
  Total stockholders' deficiency                        (3,204,981)     (3,133,453)
                                                      ------------    ------------
Total liabilities and stockholders' deficiency        $  1,548,708    $  1,556,564
                                                      ============    ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                        2006           2005
------------------------------------------------------------------------------

Sales                                             $  1,623,436    $  2,124,727
Cost of services                                     1,305,859       1,514,881
                                                  ------------    ------------
Gross profit                                           317,577         609,846
                                                  ------------    ------------

Costs and expenses:
   General and administrative                          373,238         356,391
   Selling                                             412,534             894
   Research and development                             68,122          71,681
   Depreciation and amortization                        13,039          11,181
                                                  ------------    ------------
        Total costs and expenses                       866,933         440,147
                                                  ------------    ------------
Operating income  (loss)                              (549,356)        169,699
                                                  ------------    ------------

Other income (expense):
       Interest income                                     268          34,062
       Interest expense:
           Related parties                             (29,296)        (21,857)
           Other                                       (13,634)        (66,994)
                                                  ------------    ------------
                  Total interest expense
                                                       (42,930)        (88,851)
       Other income-settlement of litigation           498,088              --
                                                  ------------    ------------
       Total other income (expense)                    455,426         (54,789)
                                                  ------------    ------------
Income (loss) from continuing operations before
        income tax expense                             (93,930)        114,910
Income tax expense                                      (7,300)         (1,300)
                                                  ------------    ------------
Income (loss) from continuing operations              (101,230)        113,610
Discontinued operations:
        Income from discontinued operations                 --           7,254
                                                  ------------    ------------

 Net income (loss)                                $   (101,230)   $    120,864
                                                  ============    ============

Net income (loss) per share-basic:
  Income (loss) from continuing operations        $       (.01)   $        .01
  Income (loss) from discontinued operations               .00             .00
                                                  ------------    ------------
   Net income (loss)                              $       (.01)   $        .01
                                                  ============    ============

Net income (loss) per share-diluted:
   Income (loss) from continuing operations       $       (.01)   $        .01
   Income from discontinued operations                     .00             .00
                                                  ------------    ------------
     Net income (loss)                            $       (.01)   $        .01
                                                  ============    ============

 Weighted average number of shares outstanding:
   Basic                                            19,856,881      18,611,354
                                                  ============    ============
   Diluted                                          19,856,881      19,846,464
                                                  ============    ============

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2006         2005
--------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                       $(101,230)   $ 120,864
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Income from discontinued operations                       --       (7,254)
       Common stock options and warrants expensed            29,282           --
       Depreciation and amortization                         13,039       11,181
      (Increase) decrease in assets:
              Accounts receivable                            74,334     (492,547)
               Inventories                                   (2,013)          --
              Other current assets                          (18,373)      (3,250)
       Increase (decrease) in liabilities:
              Accounts payable                              (70,308)     (72,893)
              Accrued expenses                               78,889       70,929
              Accrued pension obligations                    58,297       53,744
                                                          ---------    ---------
Net cash provided by (used in) operating activities          61,917     (319,226)
                                                          ---------    ---------

Investing activities:
   Purchase of property and equipment                        (7,177)     (40,132)
   Proceeds from notes receivable                             1,116       73,052
   Increase in restricted funds                                  --      (11,250)
                                                          ---------    ---------
Net cash provided by (used in) investing activities          (6,061)      21,670
                                                          ---------    ---------

Financing activities:
   Net repayments of bank notes payable                      (3,206)     (21,071)
   Proceeds from exercise of stock options                      420           --
   Proceeds from short-term notes payable-other                  --      214,292
   Repayment of long-term obligations                            --      (43,786)
   Proceeds from issuance of common stock, net of costs          --       80,000
                                                          ---------    ---------
Net cash provided by (used in) financing activities          (2,786)     229,435
                                                          ---------    ---------
Net increase (decrease) in cash                              53,070      (68,121)
Cash - beginning of period                                  109,090       97,297
                                                          ---------    ---------
Cash - end of period                                      $ 162,160    $  29,176
                                                          =========    =========

Supplemental disclosure:
   Cash paid for:
     Interest                                             $  43,770    $  58,256
                                                          =========    =========
     Income taxes                                         $   7,300    $   1,300
                                                          =========    =========

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements-(Unaudited)
------------------------------------------------------

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. ("Infinite Group Inc." or the "Company"), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended December 31, 2005 and the notes thereto included in the Company's Annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission. Results of consolidated operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our December 31, 2005 audited consolidated financial statements presents a summary of significant accounting policies.

The Company reclassified certain prior year amounts to conform with the current year's presentation

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three months ended March 31, 2005 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract as discussed below.

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

In accordance with FASB 144, the disposal of the Photonics segment has been accounted for as a disposal of a business segment and accordingly, the operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and consist of income from discontinued operations of $7,254 for the three months ended March 31, 2005.

Note 4. Stock Option Plans

As of March 31, 2006 the Company's Stock Option Plans (the "Plan") provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 5,626,500 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company's board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior period financial statements have not been restated. Under SFAS 123R, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net income or net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The compensation cost that has been charged against income for options granted under the plans was $23,585 for the three-months ended March 31, 2006. The impact of this expense was to increase basic and diluted net loss per share from $(.00) to $(.01) for the three months ended March 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the option are exercised. The amount of this deduction will be the difference between the fair value of the Company's common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the three months ended March 31, 2006, there is no income tax expense impact from recording the fair value of options granted.

The Company uses volatility of 100% when computing the value of stock options and warrants. This is based on a combination of both historical and implied volatility since the historical volatility has trended downward especially during the period from July 2005, when the Company brought current its public information in filings with the SEC. In addition, the Company's volume of shares traded has increased in the past several months which the Company believes has provided more liquidity and less volatility than was previously experienced. The expected dividend yield is zero percent and the expected life on the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recorded expense of $23,585 for employee stock options and $5,697 for options and warrant issued to independent service providers for the three months ended March 31, 2006.

(A) summary of all stock option activity for the three months ended March 31, 2006 follows:

                                                  Weighted       Weighted-
                                                   Average        Average         Aggregate
                                    Number of     Exercise       Remaining        Intrinsic
                                     Options        Price     Contractual Term      Value
                                   ----------    ----------   ----------------   ----------
Outstanding at December 31, 2005    4,020,900    $      .16
                                                 ==========

Options issued                        260,000    $      .25
                                                 ==========

Options expired                      (912,900)   $      .15
                                                 ==========

Options exercised                      (3,000)   $      .14
                                   ----------    ==========

Outstanding at March 31, 2006       3,365,000    $      .18          8.4 years   $  818,990
                                   ==========    ==========   ================   ==========

Exercisable at March 31, 2006       3,146,334    $      .17          8.3 years   $  784,790
                                   ==========    ==========   ================   ==========

The weighted average fair value of options granted during the three-month period ended March 31, 2006 was approximately $.23 ($.08 during the three months ended March 31, 2005). The total intrinsic value of options exercised during the three months ended March 31, 2006 was $480 and no options were exercised during the three months ended March 31, 2005.

A summary of the status of nonvested stock option activity for the three months ended March 31, 2006 follows:

                                             Weighted Average
                                                Fair Value
        Nonvested Shares          Shares      at Grant Date
------------------------------   --------    ----------------
Nonvested at December 31, 2005     50,666    $            .20
Granted                           260,000                 .23
Vested                            (86,667)                .23
Forfeited                          (5,333)                .30
                                 --------
Nonvested at March 31, 2006       218,666    $            .22
                                 ========

At March 31, 2006, there was approximately $51,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2006 was approximately $20,000.

Prior to 2006, the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -"Accounting for Stock-Based Compensation, " and, accordingly the financial statements for the three months ended March 31, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company's pro forma net income and loss per share from continuing operations would have increased as follows for the three months ended March 31, 2005.

Results of Operations                                             2005
                                                                 ------

Net income -as reported (000's)                                  $  121
Total stock based employee compensation expense determined
      under the fair value method for all awards (000's)            128
                                                                 ------

Net (loss) - pro forma (000's)                                   $   (7)
                                                                 ======

Income per share as reported - basic and diluted                 $  .01
                                                                 ======
Loss per share pro forma - basic and diluted                     $ (.00)
                                                                 ======

Note 5. Business Segments

Prior to 2002, the Company's business was organized, managed and internally reported as three segments. The segments are determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, the Company's contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. As a result, in accordance with FASB 144, the disposal of the Photonics segment has been accounted for as a disposal of a business segment and accordingly the operating results were segregated and reported as discontinued operations.

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group.

All of the segments of the Company operate entirely within the U.S. There were no revenues from customers in foreign countries during 2005 and 2006. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

A summary of selected consolidated information for the Company's industry segments during the three months ended March 31, 2006 and 2005, respectively, is set forth as follows.

------------------------------------------   ----------------   ------------------    ------------
                                              Photonics Group    IT Services Group    Consolidated
------------------------------------------   ----------------   ------------------    ------------
Three Months ended March 31, 2006
------------------------------------------   ----------------   ------------------    ------------
Sales to unaffiliated customers              $             --   $        1,623,436    $  1,623,436
------------------------------------------   ----------------   ------------------    ------------
Operating loss                               $             --   $         (549,356)   $   (549,356)
------------------------------------------   ----------------   ------------------    ------------
Income from discontinued operations          $             --   $               --    $         --
------------------------------------------   ----------------   ------------------    ------------

Three Months ended March 31, 2005
------------------------------------------   ----------------   ------------------    ------------
Sales to unaffiliated customers                            --   $        2,124,727    $  2,124,727
------------------------------------------   ----------------   ------------------    ------------
Operating income                                           --   $          169,699    $    169,699
------------------------------------------   ----------------   ------------------    ------------
Income from discontinued operations          $          7,254   $               --    $      7,254
------------------------------------------   ----------------   ------------------    ------------

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the conversion of $2,250 of accounts payable to common during the three months ended March 31, 2005.

Note 7. Earnings Per Share

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock options and stock warrants. Stock options with exercise prices that exceeded the average fair market value of the Company's common stock had an antidilutive effect and therefore, were excluded from the computation of earnings per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share as of March 31, 2005:

Numerator:
       Income available to common stockholders
        from continuing operations               $   113,610
                                                 ===========

       Weighted average shares outstanding        18,611,354
                                                 ===========

Denominator for diluted income per share:
       Weighted average shares outstanding        18,611,354
       Common stock options and stock warrants     1,235,110
                                                 -----------

       Weighted average shares and conversions    19,846,464
                                                 ===========

For the three months ended March 31, 2006, the Company had 19,856,881 weighted average shares of its common stock outstanding. If the Company had generated earnings during the three months ended March 31, 2006, 1,705,113 common stock equivalent shares would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average of the Company's stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted verge shares outstanding.


Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

Beginning in the second quarter of 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology, and we opened an office in the Washington DC metropolitan area. In March 2006, we opened a regional office in Jackson, Mississippi with the objective of developing new business in that area of the U.S. We now provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients' exact needs and providing expert management services to the lifecycle of technology-based projects.

We sold or closed our prior businesses on or before December 31, 2004. We are now solely focused in the fields of IT consulting services and biometric technology.

The following discussion relates to the businesses that were sold or closed and the current effect on our operations and financial position.

Osley & Whitney, Inc. Retirement Plan

Since our sale of Osley & Whitney, Inc. (O&W) in 2002, we have remained the sponsor of the O&W Retirement Plan. At March 31, 2005, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,435,312 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders' equity. The market value of plan assets increased from $3,315,524 at December 31, 2005 to $3,432,232 at March 31, 2006. The
increase was comprised of an investment return of $220,746 offset by payment of benefits of $101,174 and expenses paid of $2,866 during the three months ended March 31, 2006.

We were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make contribution during 2004 and 2006 and we currently do not have the funds available to make the required contributions which currently approximate $1.4 million. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expense of approximately $45,000 and $75,000 for the three months ended March 31, 2006 and 2005, respectively. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We recently provided additional information for consideration in connection with our waiver application. We are also implementing strategies to improve the plan's performance.

IT Consulting and Biometric Strategy

Our IT services include strategic staffing, program management, project management, network services, technical engineering, software development, and enterprise resource planning. Beginning in 2003, we have entered into several subcontract agreements with a number of prime contractors to several U.S. government agencies.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. We have one prime contract under GSA.

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

The following table compares our statement of operations data for the three months ended March 31, 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the relatively short track record that we have in focusing on the IT Services Group. The Company reclassified certain prior year amounts to conform with the current year's presentation.

                                                             Three Months Ended March 31,
                                      ----------------------------------------------------------------------------
                                                     As a % of Net                    As a % of Net     Increase
                                          2006         Revenues           2005          Revenues       (Decrease)
                                      -----------    -------------     -----------    -------------    -----------
Sales                                 $ 1,623,436            100.0%    $ 2,124,727            100.0%         (23.6)%
Cost of services                        1,305,859             80.4       1,514,881             71.3          (13.8)
                                      -----------    -------------     -----------    -------------    -----------
Gross profit                              317,577             19.6         609,846             28.7          (47.9)
                                      -----------    -------------     -----------    -------------    -----------
General and administrative                373,238             23.0         356,391             16.8            4.7
Selling                                   412,534             25.4             894              0.0       46,044.7
Research and development                   68,122              4.2          71,681              3.4           (5.0)
Depreciation and amortization              13,039              0.8          11,181              0.5           16.6
                                      -----------    -------------     -----------    -------------    -----------
Total operating expenses                  866,933             53.4         440,147             20.7           97.0
                                      -----------    -------------     -----------    -------------    -----------
Operating income (loss)                  (549,356)           (33.8)        169,699              8.0         (423.7)
Interest expense, net                     (42,662)            (2.6)        (54,789)            (2.6)         (22.1)
Other income                              498,088             30.7              --              0.0
Income tax expense                         (7,300)            (0.4)         (1,300)            (0.1)         461.5
                                      -----------    -------------     -----------    -------------    -----------
Income from continuing operations        (101,230)            (6.2)        113,610              5.3         (189.1)
Income from discontinued operations            --              0.0           7,254              0.3         (100.0)
                                      -----------    -------------     -----------    -------------    -----------

Net income (loss)                     $  (101,230)            (6.2)%   $   120,864            5.7 %         (183.8)%
                                      ===========    =============     ===========    =============    ===========

Net income (loss) per share-basic     $      (.01)                     $       .01
                                      ===========                      ===========
Net income (loss) per share-diluted   $      (.01)                     $       .01
                                      ===========                      ===========




      Sales

Sales for the three months ended March 31, 2006 decreased by $501,291 to $1,623,436 as compared to sales for the three months ended March 31, 2005 of $2,124,727. In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract during the year ended December 31, 2005. One other subcontract had staffing reductions. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved. We have submitted proposals and have identified opportunities for other new contracts to replace sales that do not continue in the ordinary course of business, as well as to increase our sales.

When we experience contract terminations or reductions in customer staffing requirements, we attempt to identify other revenue generating project opportunities with our existing prime contractors or others to redeploy those employees who are no longer providing billable services. In March 2006, in response to the termination of the contract discussed above, we placed several formerly billable employees on unpaid leave, realigned positions of our business development staff, and redirected our selling and marketing activities towards those opportunities that heighten the probability of increased sales in 2006, while preserving our long term business development initiatives. We are focusing on a Tactical Program that seeks to grow business with existing clients and a Strategic Program that aligns us with major procurement activity for long term growth.

We are actively pursuing opportunities to develop additional sales in new and existing target markets. In March 2006 we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

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

      Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended March 31, 2006 was $1,305,859 or 80.4% of sales as compared to $1,514,881 or 71.3% for the three months ended March 31, 2005. Gross profit was $317,577 or 19.6% of sales for the three months ended March 31, 2006 compared to $609,846 or 28.7% of sales for the three months ended March 31, 2005. The decrease in gross profit is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable revenue after contract reductions. In addition, we recorded $14,093 of expense (.8% of net sales) as a result of adopting SFAS 123R. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

      General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, O&W pension plan expense, and office expenses. General and administrative expenses for the three months ended March 31, 2006 increased by $16,847 or 4.7% to $373,238. As a percentage of sales, general and administrative expense was 23% for 2006 and 16.8% for 2005; the principal change in this statistic was due to a decline in sales for the three months ended March 31, 2006 compared to 2005.

General and administrative expenses include increases in legal expenses for 2005 of approximately $25,000 due to administering our contracts.

General and administrative expenses include expenses (including pension expense, professional services, waiver application filing fees, and interest costs) associated with the Osley & Whitney defined benefit retirement plan. These expenses decreased by approximately $30,000 to approximately $45,000 for the three months ended March 31, 2006 compared to approximately $75,000 for the three months ended March 31, 2005. The reduction was principally due to filing fees and professional fees incurred in 2005 in connection with preparing the request for waiver of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328.

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

      Selling Expenses

For the three months ended March 31, 2006 we incurred selling expenses of $412,534 associated with growing the business in our IT Services Group compared to $894 for the three months ended March 31, 2005. Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses. As a result of the termination of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions resulting in expense reductions of approximately $20,000 per month, which will be fully realized beginning in the second quarter of 2006. We expect to add additional sales personnel in the future as sales increase or as specific new sales opportunities are realized.

      Research and Development

For the three months ended March 31, 2006 we continued to incur research and development expenses related to our biometrics applications and recorded $68,122 of expense compared to $71,681 for the three months ended March 31, 2005. These expenses are principally related to the development of an access control terminal and related software called TouchThru(TM). TouchThru(TM) is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru(TM) will be the first biometric product we introduce and we intend to market and sell that product beginning in 2006. We plan to market and sell TouchThru(TM) in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control.

      Depreciation and Amortization

Depreciation and amortization expense increased by $1,858 to $13,039 for the three months ended March 31, 2006 compared to $11,181 for the three months ended March 31, 2005. We have continued to acquire office equipment such as personal computers as we hire additional personnel. We relocated our Washington, D.C. regional office in the third quarter of 2005 and acquired additional office equipment. The increase is due to depreciation and amortization of these recently acquired assets.

      Income (Loss) From Operations

For the three months ended March 31, 2006 our operating loss was $(549,356) compared to operating income of $169,699 for the three months ended March 31, 2005; a reduction of $719,055. This is principally attributable to three factors. First, our sales declined from $2,124,727 in 2005 to $1,623,436 in 2006, a decrease of $501,291; second, our gross profit declined by $292,269; and third, our selling expenses increased by $411,640.

      Interest Expense

Net interest expense was $42,622 for the three months ended March 31, 2006 compared to $54,789 for 2005. The reduction of $12,127 is principally due to a reduction in factoring fees of approximately $21,000 offset by an increase in related party borrowings and additional interest expense of approximately
$9,000. Proceeds from accounts receivable collections and a legal settlement were used for working capital purposes, which reduced the volume of third party financings in 2006.

      Other Income

The Company was the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. The Company alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company appealed the amount of the verdict and entered into a settlement with the defendants in January 2006. As a result the Company received and recorded other income of approximately $498,088, net of legal fees and expenses of $164,412, in the first quarter of 2006.

      Income Taxes

Income tax expense was $7,300 and $1,300 for the three months ended March 31, 2006 and 2005, respectively, consisting of estimated federal minimum tax of $2,000 in 2006 and state taxes.

      Income (loss) from Discontinued Operations

The financial statements for 2005 reflect management's decision to sell the assets, certain liabilities and businesses of LF and IPI. Accordingly, the operating results were classified as income (loss) from discontinued operations in 2005. We recorded income from discontinued operations of $7,254 in 2005 as the remaining assets and liabilities of the sold businesses were resolved.

      Net Income

For the three months ended March 31, 2006, we recorded a net loss of $(101,230) or $(.01) per share. For the three months ended March 31, 2005, this compares to net income from continuing operations of $113,610 or $.01 per share and net income of $120,864 or $.01 per share (the difference of $7,254 is from discontinued operations).

The decrease in net income of $222,094 is attributable to a decrease in gross profit of $292,269 and an increase in selling expenses of $411,640, which were substantially offset by other income of $498,088. We also recorded expense of $23,585 as a result of adopting SFAS 123R in 2006 and expense of $5,697 in 2006 as a result of warrants and stock options issued to consultants.

      Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, we are required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior period financial statements have not been restated. Under SFAS 123R, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of SFAS 123R, we accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net income or net loss as if we had elected to recognize compensation costs based on the fair value of the awards at the grant date.

Our board of directors and stockholders have approved stock options plans, which have authority to grant options to purchase up to an aggregate of 5,626,500 shares at March 31, 2006. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

The compensation cost that has been charged against income for options granted to employees under the plan was $23,585 for the three-months ended March 31, 2006. The impact of this expense was to increase basic and diluted net loss per shares from $(.00) to $(.01) for the three months ended March 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the option are exercised. The amount of this deduction will be the difference between the fair value of the Company's common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three months ended March 31, 2006, there is no income tax expense impact from recording the fair value of options granted.

We recorded expense of $23,585 for employee stock options and $5,697 for warrants and stock options issued to consultants for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $162,160 available for our working capital needs and planned capital asset expenditures.

At March 31, 2006, we had working capital of approximately $52,000 and a current ratio of 1.05. At December 31, 2005 we had working capital of approximately $90,000. Our objective is to improve our working capital position from profitable operations. If we incur operating losses or net losses, we may experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, secured by accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties and to related parties, private placements of common stock and financing of our accounts receivable.

We established in 2004 a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against the company. We pay fees based on the length of time that the invoice remains unpaid. At March 31, 2006, we had approximately $520,000 of availability under this line and could finance up to another approximately $250,000 based on selected accounts receivable at March 31, 2006.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. During the three months ended March 31, 2006 we issued options to acquire 100,000 shares of our common stock to an investment banking group and warrants to acquire 50,000 shares of common stock to a firm that is assisting us in generating new sales.

We were required to contribute amounts in 2004, 2005 and 2006 to the O&W Retirement Plan and are required to make contributions in future years to fund the deficiency. We did not make contribution during 2004 and 2006 and we currently do not have the funds available to make required contributions which currently approximate $1.4 million. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expense of approximately $45,000 and $75,000 for the three months ended March 31, 2006 and 2005, respectively. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). We recently provided additional information for consideration in connection with our waiver application. We are also implementing strategies to improve the plan's performance.

We have financed the activity of our new IT Services Group through the issuance of notes payable to related parties, private placements of common stock and issuance of stock options and warrants. We also have a line of credit which we use to provide cash from the financing of our accounts receivable. In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.


Risk Factors

You should consider the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any material legal proceedings.

We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra's Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction we relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and settled with the defendants in January 2006. As a result, in the quarter ended March 31, 2006, we received and recorded other income of $498,088, net of legal fees and expenses of $169,412, in the first quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a period of one year beginning January 1, 2006, we have engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. In connection wiht the engagement, we issued them a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share and expiring on December 31, 2010. In addition, we agreed to provide additional compensation contingent upon closing a business combination introduced by the investment banking group. No principal underwriter was used.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on February 28, 2006. There were present at the meeting, either in person or by proxy, holders of 15,032,176 common shares. Stockholders re-elected the three directors nominated in our February 1, 2006 Proxy Statement, to serve for one-year terms, each to hold office until his successor is duly elected and qualified.

At the Annual Meeting, the stockholders also:

o     approved our 2005 Stock Option Plan;
o approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 20,000,000 to 60,000,000; and
o ratified the appointment of Freed Maxick & Battaglia, CPAs, PC as our independent auditors for the fiscal years 2002, 2003, 2004 and 2005.

Results of stockholder voting follow:

Election of Directors     For        Withheld
---------------------  ----------   ----------

Michael S. Smith       14,475,991      556,185
Paul J. Delmore        14,475,991      556,185
Allan M. Robbins       14,475,991      556,185
                       ==========   ==========

                                                                                         Broker
                                                     For       Against      Abstain    Non-Votes
                                                 ----------   ----------   ---------   ---------
Approval of our
2005 Stock Option Plan                            9,645,538    1,099,743       3,600   4,282,295
                                                 ==========   ==========   =========   =========

                                                      For       Against     Abstain
                                                  ----------   ---------   ---------
Approval to amend our Certificate of
Incorporation to increase the number of shares
authorized from 20,000,000 to 60,000,000          13,882,118   1,142,713       7,345
                                                  ==========   =========   =========

                                                      For       Against     Abstain
Ratify the appointment of                         ----------   ---------   ---------
Freed Maxick & Battaglia, CPAs, PC
as our independent auditors                       14,418,301       5,440     608,435
for the fiscal years 2002, 2003, 2004 and 2005    ==========   =========   =========



Item 5. Other Information.

We relocated our corporate headquarters to newly leased office space effective May 1, 2006 located at 60 Office Park Way, Pittsford, New York 14534. We executed a three year lease for 2,942 square feet of office space with annual rent of $27,820 and escalations after the first year for property tax increases. We have two renewal options, each for a term of three years, with base rents escalating at 3.5% for each three year period. We are responsible for paying heating, cooling, and electric utilities.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

Exhibit No.        Description
-----------        -----------

      31.1 Certification of Chief Executive Officer and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                             Infinite Group Inc.    (Registrant)
                                             --------------------

Date May 12, 2006                            /s/ Michael S. Smith
                                             --------------------
                                             Chief Executive Officer

Date May 12, 2006                            /s/ Michael S. Smith
                                             --------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)