Form 10QSB
period 2006-06-30
INFINITE GROUP INC
filed 2006-08-14
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number 0-21816

INFINITE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1490422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Office Park Way
Pittsford, New York 14534
(Address of principal executive office)

(585) 385-0610
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2006, there were 22,034,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format.      Yes ☐  No ☒

INFINITE GROUP, INC.
FORM 10-QSB REPORT

Infinite Group, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation, and its predecessors.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
	June 30,	December 31,
	2006 (Unaudited)	2005 (Audited)
ASSETS
Current assets:
Cash	$76,258	$109,090
Accounts receivable, net of allowance of $53,000 ($53,000 - 2005)	315,356	875,538
Notes receivable, current portion	4,732	4,746
Inventories	26,677	24,664
Prepaid expenses and other current assets	59,220	49,516
Total current assets	482,243	1,063,554

Property and equipment, net	178,173	190,520

Software development costs, net	190,383	207,348

Other assets:
Notes receivable	75,894	78,439
Deposits	19,523	16,703
Total other assets	95,417	95,142
Total assets	$946,216	$1,556,564

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Note payable	30,000	30,000
Accounts payable	166,349	412,100
Accrued pension and retirement	209,244	152,050
Accrued payroll	175,245	186,863
Accrued interest payable	136,911	118,913
Accrued expenses-other	72,919	60,977
Current maturities of long-term obligations-bank	36,695	12,778
Total current liabilities	827,363	973,681

Long-term obligations:
Bank notes payable	20,238	50,600
Notes payable-related parties	1,160,124	1,260,124
Accrued pension expense	2,465,012	2,405,612
Total liabilities	4,472,737	4,690,017

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 (20,000,000 - 2005) shares authorized; 22,034,965 (19,856,881 - 2005) shares issued and outstanding	22,035	19,857
Additional paid-in capital	28,785,525	28,523,334
Common stock, no shares authorized, not issued (175,084 - 2005)	—	56,028
Accumulated deficit	(29,287,226)	(28,685,817)
Accumulated other comprehensive loss	(3,046,855)	(3,046,855)
Total stockholders’ deficiency	(3,526,521)	(3,133,453)
Total liabilities and stockholders’ deficiency	$946,216	$1,556,564

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$2,964,002	$4,134,550	$1,340,566	$2,009,823
Cost of services	2,354,776	2,886,028	1,048,917	1,371,147
Gross profit	609,226	1,248,522	291,649	638,676
Costs and expenses:
General and administrative	614,205	710,335	240,967	353,944
Selling	816,191	140,072	403,657	139,178
Research and development	140,710	161,924	72,588	90,243
Depreciation and amortization	43,627	23,749	30,588	12,568
Write-off of capitalized financing costs	—	44,857	—	44,857
Total costs and expenses	1,614,733	1,080,937	747,800	640,790
Operating income (loss)	(1,005,507)	167,585	(456,151)	(2,114)

Other income (expense):
Interest income	501	66,255	233	32,193
Interest expense:
Related parties	(58,035)	(44,333)	(28,739)	(22,476)
Other	(29,156)	(146,650)	(15,522)	(79,656)
Total interest expense	(87,191)	(190,983)	(44,261)	(102,132)
Other income-settlement of litigation	498,088	—	—	—
Total other income (expense)	411,398	(124,728)	(44,028)	(69,939)

Income (loss) from continuing operations before income tax expense	(594,109)	42,857	(500,179)	(72,053)
Income tax expense	(7,300)	(1,300)	—	—
Income (loss) from continuing operations	(601,409)	41,557	(500,179)	(72,053)
Discontinued operations:
Income from discontinued operations	—	12,233	—	4,979
Net income (loss)	$(601,409)	$53,790	$(500,179)	$(67,074)

Net income (loss) per share-basic:
Income (loss) from continuing operations	$(.03)	$.00	$(.02)	$(.00)
Income (loss) from discontinued operations	.00	.00	.00	.00
Net income (loss)	$(.03)	$.00	$(.02)	$(.00)

Net income (loss) per share-diluted:
Income (loss) from continuing operations	$(.03)	$.00	$(.02)	$(.00)
Income (loss) from discontinued operations	.00	.00	.00	.00
Net income (loss)	$(.03)	$.00	$(.02)	$(.00)

Weighted average number of shares outstanding:
Basic	20,397,940	18,910,805	20,933,053	19,206,965
Diluted	20,397,940	20,181,583	20,933,053	19,206,965

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net income (loss)	$(601,409)	$53,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	107,921	—
Depreciation and amortization	43,627	24,019
Income from discontinued operations	—	(12,233)
Write-off of capitalized financing costs	—	44,587
( Increase) decrease in:
Accounts receivable	560,182	(230,552)
Inventories	(2,013)	(23,239)
Other assets	(12,524)	(12,000)
Increase (decrease) in:
Accounts payable	(245,751)	35,195
Accrued expenses	18,322	233,498
Accrued pension and retirement	116,594	107,489
Net cash provided by (used in) operating activities of continuing operations	(15,051)	220,554
Net cash provided by operating activities of discontinued operations	—	854
Net cash provided by (used in) operating activities	(15,051)	221,408

Investing activities:
Purchase of property and equipment	(14,315)	(53,615)
Proceeds from notes receivable	2,559	2,137,307
Decrease in restricted funds	—	30,327
Net cash provided by (used in) investing activities	(11,756)	2,114,019

Financing activities:
Net repayments of bank notes payable	(6,445)	(50,207)
Proceeds from issuance of common stock, net of costs	420	80,000
Repayments of long-term obligations	—	(2,123,555)
Net repayments of notes payable-other	—	(757)
Net cash provided by (used in) financing activities	(6,025)	(2,094,519)
Net increase (decrease) in cash	(32,832)	240,908
Cash - beginning of period	109,090	97,297
Cash - end of period	$76,258	$338,205

Supplemental disclosure:
Cash paid for:
Interest	$71,894	$103,196
Income taxes	$7,300	$1,300

See notes to consolidated financial statements.

INFINITE GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group Inc. (“Infinite Group Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results to be attained in the year ending December 31, 2006. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company reclassified certain prior year amounts to conform with the current year’s presentation.

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three and six months ended June 30, 2006 and 2005 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract as discussed below.

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

In accordance with FASB 144, the disposal of the Photonics segment has been accounted for as a disposal of business segment and accordingly, the operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and consist of income from discontinued operations of $12,233 for the six months ended June 30, 2005.

Note 4. Stock Option Plans

As of June 30, 2006 the Company’s Stock Option Plans (the “Plan”) provided for the grant of incentive (ISO’s) or non-qualified stock options (non-ISO’s) for the purchase of common stock for up to 5,623,500 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company’s board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior period financial statements have not been restated. Under SFAS 123R, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

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

The compensation cost that has been charged against income for options granted under the plans was $72,942 and $96,527, respectively, for the three and six months ended June 30, 2006. The impact of this expense was to increase basic and diluted net loss per share from $(.02) to $(.03) for the six months ended June 30, 2006. There was no effect on loss per share for the three months ended June 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s , a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the six months ended June 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

The Company used volatility of 71% when computing the value of stock options and warrants issued during the three months ended June 30, 2006 and 100% for options issued during the three months ended March 31, 2006. This is based on a combination of both historical and implied volatility since the historical volatility has trended downward especially during the period from July 2005, when the Company brought current its public information in filings with the SEC. In addition, the Company’s volume of shares traded has increased in the past several months which the Company believes has provided more liquidity and less volatility than was previously experienced. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 4.42% to 5.11% for the six months ended June 30, 2006. The Company recorded expense for options and warrants issued to employees and independent service providers for the three and six months ended June 30, 2006 as follows:

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Employee stock options	$72,942	$96,527
Consultant stock options	1,504	3,009
Warrants	4,193	8,385
Total expense	$78,639	$107,921

A summary of all stock option activity for six months ended June 30, 2006 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,020,900	$.16

Options granted	830,000	$.41

Options expired	(921,900)	$.15

Options exercised	(3,000)	$.14

Outstanding at June 30, 2006	3,926,000	$.22	8.3 years	$621,200

Exercisable at June 30, 2006	3,331,333	$.19	8.1 years	$600,267

The weighted average fair value of options granted during the six months ended June 30, 2006 was approximately $.34 ($.10 during the six months ended June 30, 2005). The total intrinsic value of options exercised during the six months ended June 30, 2006 was $480 and no options were exercised during the six months ended June 30, 2005.

A summary of the status of nonvested stock option activity for the six months ended June 30, 2006 follows:
Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date

Nonvested at December 31, 2005	50,666	$.22
Granted	830,000.34
Vested	(276,667)	.34
Forfeited	(9,332)	.29
Nonvested at June 30, 2006	594,667	$.34

At June 30, 2006, there was approximately $181,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $94,000.

Prior to 2006, the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -“Accounting for Stock-Based Compensation, “ and, accordingly the financial statements for the three and six months ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net income and loss per share from continuing operations would have changed as follows for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) - as reported (000’s)	$(67)	$54
Total stock based employee compensation expense determined under the fair value method for all awards (000’s)	(119)	(251)

Net (loss) - pro forma (000’s)	$(186)	$(197)

Income (loss) per share as reported - basic and diluted	$(.00)	$.00
Loss per share pro forma - basic and diluted	$(.01)	$(.01)

Note 5. Business Segments

Prior to 2002, the Company’s business was organized, managed and internally reported as three segments. The segments were determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, our contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of the year ended December 31, 2003, we approved the sale of the assets and certain liabilities of our Laser Fare, Inc. (LFI) subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as disposals of business segments and accordingly, the operating results were segregated and reported as discontinued operations.

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group., which is organized, managed and internally reported as one segment, the IT Services Group.

All of our business segments of the Company operate entirely within the U.S. There were no revenues from customers in foreign countries during 2005 and 2006. The Company relies on inter-segment cooperation and management does not represent that these segments, if operated independently, would report the results shown.

A summary of selected consolidated information for the Company’s industry segments during the periods ended June 30, 2005 is set forth as follows.

	Photonics Group	Laser Group	IT Services Group	Consolidated

Three Months ended June 30, 2005
Sales to unaffiliated customers	$—	$—	$2,009,823	$2,009,823
Operating loss	$—	$(46,486)	$44,372	$(2,114)
Income from discontinued operations	$4,979	$—	$—	$4,979

Six Months ended June 30, 2005
Sales to unaffiliated customers	$—	$—	$4,134,550	$4,134,550
Operating income (loss)	$—	$(48,087)	$215,672	$167,585
Income from discontinued operations	$12,233	$—	$—	$12,233

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Six Months Ended June 30,
	2006	2005

Conversion of notes payable to common stock	$100,000	$—
Conversion of accounts payable to common stock	$—	$2,250

Note 7. Earnings Per Share

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options and stock warrants. Stock options with exercise prices that exceed the average fair value of the Company’s common stock had an antidilutive effect and therefore, were excluded from the computation of earnings per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the period with net income from continuing operations as follows:

Six Months Ended June 30, 2005
Numerator:
Income available to common stockholders	$53,790

Weighted average shares outstanding	18,910,805

Denominator for diluted income per share:
Weighted average shares outstanding	18,910,805
Common stock options and stock warrants	1,270,778
Weighted average shares and conversions	20,181,583

For the three and six months ended June 30, 2006 and three months ended June 30, 2005 all outstanding stock options, warrants and convertible debt have not been considered common stock equivalents because their assumed exercise would be anti-dilutive. The converible debt became eligible for conversuion during the second quarter of 2006.  If the Company had generated earnings during the three and six months ended June 30, 2006 and three months ended June 30, 2005, 8,794,621, 5,334,160 and 1,148,807 common stock equivalent shares, respectively, would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options, warrants and convertible debt whose exercise price is less than the average of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Overview

Beginning in the second quarter of 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology, and we opened an office in the Washington, DC metropolitan area. In March 2006, we opened a regional office in Jackson, Mississippi with the objective of developing new business in the Gulf Coast area of the U.S. We now provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.

We sold or closed our prior businesses on or before December 31, 2004. We are now solely focused in the fields of IT consulting services and biometric technology.

The following discussion relates to the businesses that were sold or closed and the current effect on our operations and financial position.

Osley & Whitney, Inc. Retirement Plan

Since our sale of Osley & Whitney, Inc. (O&W) in 2002, we have remained the sponsor of the O&W Retirement Plan. At June 30, 2006, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,465,012 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders’ equity. The market value of plan assets increased from $3,315,524 at December 31, 2005 to $3,333,005 at June 30, 2006. The increase was comprised of an investment return of $240,218 offset by payment of benefits of $202,510 and expenses paid of $20,227 during the six months ended June 30, 2006.

We were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make contributions during 2004 and 2006 and we currently do not have the funds available to make the required contributions which currently approximate $1.4 million. During 2005, we made a cash contribution of $6,439 and contributed 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expenses (including professional services and interest costs) associated with the O&W defined benefit retirement plan of approximately $92,000 and $123,000 for the six months ended June 30, 2006 and 2005, respectively. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). During 2006, we provided additional information for consideration in connection with our waiver application. During 2006, we changed the investment manager with the objective of improving the plan’s investment performance. We are now awaiting request for additional information or a response to our application.

IT Consulting and Biometric Strategy

Our IT services include strategic staffing, program management, project management, network services, technical engineering, software development, and enterprise resource planning. Beginning in 2003, we have entered into several subcontract agreements with a number of prime contractors to several U.S. government agencies.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. We have one prime contract under GSA. Our GSA Schedule 70 was expanded and extended in June 2006 to encompass 85 different labor categories for a three year term.

In 2003, we entered into a two year License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York, which was automatically extended for another two year period. The License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called Touch-Thru™ incorporating that technology. We intend to market and sell that product beginning in 2006 in a variety of industries and markets, including the federal, state and local government, health care, travel and general security and access control. We have delivered demonstration units for trial by certain prospective customers and are engaging in other marketing and sales activities.

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future years. We may raise additional debt or equity capital to fund our operations during the periods in which we incur losses and develop new business opportunities.

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

Results of Operations

Comparison of Three Months ended June 30, 2006 and 2005

The following table compares our statement of operations data for the three months ended June 30, 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the relatively short track record that we have in focusing on the IT Services Group. We reclassified certain prior year amounts to conform to the current year’s presentation.

	Three Months Ended June 30,
		As a % of Net		As a % of Net	Increase
	2006	Sales	2005	Sales	(Decrease)

Sales	$1,340,566	100.0%	$2,009,823	100.0%	(33.3)%
Cost of services	1,048,917	78.2	1,371,147	68.2	(23.5)
Gross profit	291,649	21.8	638,676	31.8	(54.3)
General and administrative	240,967	18.0	353,944	17.6	(31.9)
Selling	403,657	30.1	139,178	6.9	190.0
Research and development	72,588	5.4	90,243	4.5	(19.6)
Depreciation and amortization	30,588	2.3	12,568	0.6	143.4
Write-off of capitalized financing costs	—	—	44,857	2.2
Total operating expenses	747,800	55.8	640,790	31.9	16.7
Operating loss	(456,151)	(34.0)	(2,114)	(0.1)	21,477.3
Net interest expense	(44,028)	(3.3)	(69,939)	(3.5)	(37.0)
Net loss from continuing operations	(500,179)	(37.3)	(72,053)	(3.6)	594.2
Income from discontinued operations	—	—	4,979	0.2
Net loss	$(500,179)	(37.3)%	$(67,074)	(3.3)%	645.7%

Net loss per share-basic	$(.02)		$(.00)

Sales

Sales for the three months ended June 30, 2006 were $1,340,566 which was a decrease of $669,257 or 33.3% as compared to sales for the three months ended June 30, 2005 of $2,009,823.

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

We are focusing on a tactical program that seeks to grow business with existing clients and a strategic program that aligns us with major procurement activity for long term growth. We terminated our former business development director during the fiscal quarter ended March 31, 2006 and hired a new business development director, who commenced employment on June 1, 2006, in our Vienna, Virginia office with the objective of increasing our sales. We are recruiting new employees to fill positions in our expanded service provider role with a major subcontractor to the U.S. government. We expect to begin earning additional sales based on new project engagements beginning in the quarter ending September 30, 2006 and thereafter.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of one of only seven teams that won the U.S. Army’s recent Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until sales increases to support our infrastructure and provides consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended June 30, 2006 was $1,048,917 or 78.2% of sales as compared to $1,371,147 or 68.2% of sales for the three months ended June 30, 2005. Gross profit was $291,649 or 21.8% of sales for the three months ended June 30, 2006 compared to $638,676 or 31.8% of sales for the three months ended June 30, 2005. The decrease in gross profit is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable sales after contract reductions. In addition, we recorded $2,503 as cost of services as a result of adopting SFAS 123R in 2006. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended June 30, 2006 were $240,967 which was a decrease of $112,977 or 31.9% as compared to $353,944 for the three months ended June 30, 2005. As a percentage of sales, general and administrative expenses were 18% for the three months ended June 30, 2006 as compared to 17.6% for the three months ended June 30, 2005. We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business. In 2006, we experienced a decrease in accounting and legal expenses as a result of completing audits of our financial statements and related regulatory filings in 2005. In addition, we recorded $5,739 as expense for the three months ended June 30, 2006 as a result of adopting SFAS 123R.

General and administrative expenses include expenses (including professional services and interest costs) associated with the O&W defined benefit retirement plan of approximately $48,000 for each of the three months ended June 30, 2006 and 2005.

 Selling Expenses

For the three months ended June 30, 2006 we incurred selling expenses of $403,657 associated with growing business in our IT Services Group as compared to $139,178 for the three months ended June 30, 2005. Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses. As a result of the termination of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions. In the second quarter of 2006, we hired new business development personnel, including a new business development director. We expect to add additional sales personnel in the future as sales increase or as specific new sales opportunities are realized. We recorded $64,700 as expense for the three months ended June 30, 2006 as a result of adopting SFAS 123R. We incurred additional expenses in 2006 associated with our new business development efforts in the Gulf Coast region.

Research and Development

For the three months ended June 30, 2006 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $72,588 of expense compared to $90,243 for the three months ended June 30, 2005, a decrease of $17,655. These expenses are principally related to the development of an access control terminal and related software called TouchThru™. As the product development phase of TouchThru™ is completed, we expect related development expenses to decrease. We expect to incur selling and marketing expenses in the future as we develop sales of this product.

TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru™ will be the first biometric product we introduce, and we intend to be in a position to market and sell that product this year. We plan to market and sell TouchThru™ in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the three months ended June 30, 2006, we delivered demonstration units for trial by certain prospective customers.

Depreciation and Amortization

Depreciation and amortization expense was $30,588 (including $14,250 of amortization of software development costs) for the three months ended June 30, 2006 compared to $12,568 for the three months ended June 30, 2005. This increase is due to depreciation of equipment and software that were added in 2005 and 2006 and amortization of software development costs as we begin to place TouchThru™ demonstration units with prospective customers.

Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of LFI obtained new bank financing. The buyer paid all of its notes receivables to us, which proceeds were used to pay off all of LFI’s bank promissory notes and LFI’s capital lease obligation. As a result we wrote off the balance of LFI’s capitalized financing costs of $44,857.

Operating Loss

For the three months ended June 30, 2006 our operating loss was $(456,151) compared to an operating loss of $(2,114) for the three months ended June 30, 2005; an increase of $454,037. This is principally attributable to four factors. First, our sales declined from $2,009,823 in 2005 to $1,340,566 in 2006, a decrease of $669,257; second, our gross profit declined by $347,027; third, our selling expenses increased by $264,479; and fourth, these changes were offset in part by a decrease in general and administrative expenses of $112,977.

The non-recurring write-off of capitalized financing costs of $44,857 recorded in the three months ended June 30, 2005 had a significant impact in the reduction of net operating income to a net operating loss of $(2,114) for the three months ended June 30, 2005.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $44,028 for the three months ended June 30, 2006 compared to net interest expense of $69,939 for the three months ended June 30, 2005. The reduction in net interest expense of $25,911 was principally due to a decrease in the volume of accounts receivable invoices that were financed in 2006.

Income from Discontinued Operations

We recorded income from discontinued operations of $4,979 for the three months ended June 30, 2005. The income is the result of the Photonics Group which was reclassified as discontinued operations.

Net Loss

For the three months ended June 30, 2006, we recorded a net loss from continuing operations and a net loss each in the amount of $(500,179) or $(.02) per share. This compares to a net loss from continuing operations of $(72,053) or $(.00) per share and a net loss of $(67,074) or $(.00) per share for the three months ended June 30, 2005.

The increase in net loss of $433,105 is principally attributable to a decrease in gross profit of $347,027 and an increase in selling expenses of $264,479, which were offset in part by decrease in general and administrative expenses of $112,977. We recorded expense of $72,942 for the three months ended June 30, 2006 as a result of adopting SFAS 123R in 2006 and expense of $5,697 for the three months ended June 30, 2006 as a result of warrants and stock options issued to consultants.

Comparison of Six Months ended June 30, 2006 and 2005

The following table compares our statement of operations data for the six months ended June 30, 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the relatively short track record that we have in focusing on the IT Services Group. We reclassified certain prior year amounts to conform to the current year’s presentation.

	Six Months Ended June 30,
		As a % of Net		As a % of Net	Increase
	2006	Sales	2005	Sales	(Decrease)

Sales	$2,964,002	100.0%	$4,134,550	100.0%	(28.3)%
Cost of services	2,354,776	79.4	2,886,028	69.8	(18.4)
Gross profit	609,226	20.6	1,248,522	30.2	(51.2)
General and administrative	614,205	20.7	710,335	17.2	(13.5)
Selling	816,191	27.5	140,072	3.4	482.7
Research and development	140,710	4.7	161,924	3.9	(13.1)
Depreciation and amortization	43,627	1.5	23,749	0.6	83.7
Write-off of capitalized financing costs	—	0.0	44,857	1.1
Total operating expenses	1,614,733	54.5	1,080,937	26.1	49.4
Operating income (loss)	(1,005,507)	(33.9)	167,585	4.1	(700.0)
Net interest expense	(86,690)	(2.9)	(124,728)	(3.0)	(30.5)
Other income	498,088	16.8	—	0.0
Income tax expense	(7,300)	(0.2)	(1,300)	(0.0)	461.5
Net income (loss) from continuing operations	(601,409)	(20.3)	41,557	1.0	(1,547.2)
Income from discontinued operations	—	0.0	12,233	0.3	(100.0)
Net income (loss)	$(601,409)	(20.3)%	$53,790	1.3%	(1,218.1)%

Net income (loss) per share-basic and diluted	$(0.03)		$0.00

Sales

Sales for the six months ended June 30, 2006 were $2,964,002 which was a decrease of $1,170,548 or 28.3% as compared to sales for the six months ended June 30, 2005 of $4,134,550. In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract during the year ended December 31, 2005. One other subcontract had staffing reductions. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved. We have submitted proposals and have identified opportunities for other new contracts to replace sales that do not continue in the ordinary course of business, as well as to increase our sales.

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

We are focusing on a tactical program that seeks to grow business with existing clients and a strategic program that aligns us with major procurement activity for long term growth. We terminated our former business development director during the fiscal quarter ended March 31, 2006 and hired a new business development director, who commenced employment on June 1, 2006, in our Vienna, Virginia office with the objective of increasing our sales. We are recruiting new employees to fill positions in our expanded service provider role with a major subcontractor to the U.S. government. We expect to begin earning additional sales beginning in the quarter ending September 30, 2006 and thereafter.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of one of only seven teams that won the U.S. Army’s recent Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until sales increases to support our infrastructure and provides consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the six months ended June 30, 2006 was $2,354,776 or 79.4% of sales as compared to $2,886,028 or 69.8% of sales for the six months ended June 30, 2005. Gross profit was $609,226 or 20.6% of sales for the six months ended June 30, 2006 compared to $1,248,552 or 30.2% of sales for the six months ended June 30, 2005.

The decrease in gross profit is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable revenue after contract reductions. In addition, we recorded $16,595 as cost of services as a result of adopting SFAS 123R in 2006. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2006 decreased by $96,130 or 13.5%. In 2006, we experienced a decrease in accounting and legal expenses as a result of completing audits of our financial statements and related regulatory filings in 2005.

As a percentage of sales, general and administrative expense was 20.7% for the six months ended June 30, 2006 and 17.2% for the six months ended June 30, 2005. We anticipate that general and administrative expenses will increase as we continue to implement our business strategy and incur travel and other expenses associated with managing a larger business. In addition, we recorded $7,023 as expense for the six months ended June 30, 2006 as a result of adopting SFAS 123R.

General and administrative expenses include expenses (including professional services and interest costs) associated with the O&W defined benefit retirement plan of approximately $92,000 and $123,000 for the six months ended June 30, 2006 and 2005, respectively.

Selling Expenses

For the six months ended June 30, 2006 we incurred selling expenses of $816,191 associated with growing business in our IT Services Group compared to $140,072 for the six months ended June 30, 2005. We recorded $72,909 as expense for the six months ended June 30, 2006 as a result of adopting SFAS 123R.

Beginning in the second quarter of 2005, we added new employees and changed the work assignment of one employee and added sales consultants to focus on generating new sales leads and new contract opportunities. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses. As a result of the termination of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions. In the second quarter of 2006, we hired new business development personnel, including a new business development director. We expect that selling expenses will increase in the future as we hire additional personnel and expand our development of new contract opportunities. We incurred additional expenses in 2006 associated with our new business development efforts in the Gulf Coast region.

Research and Development

For the six months ended June 30, 2006 we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $140,710 of expense compared to $161,924 for the six months ended June 30, 2005, a decrease of $21,214. These expenses are principally related to the development of an access control terminal and related software called TouchThru™. As the product development phase of TouchThru™ is completed, we expect related development expenses to decrease. We expect to incur selling and marketing expenses in the future as we develop sales of this product.

TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru™ will be the first biometric product we introduce, and we intend to be in a position to market and sell that product this year. We plan to market and sell TouchThru™ in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the three months ended June 30, 2006, we delivered demonstration units for trial by certain prospective customers.

Depreciation and Amortization

Depreciation and amortization expense was $43,627 (including $16,965 of amortization of software development costs) for the six months ended June 30, 2006 compared to $23,749 for the six months ended June 30, 2005. This increase is due to depreciation of equipment and software that were added in 2005 and 2006 and amortization of software development costs as we begin to place TouchThru™ demonstration units with prospective customers.

Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of LF obtained new bank financing. The buyer paid all of its notes receivable to us, which proceeds were used to pay off all of LF’s bank promissory notes and LF’s capital lease obligation. As a result we wrote off the balance of LF’s capitalized financing costs of $44,857.

Operating Income (Loss)

For the six months ended June 30, 2006 our operating loss was $(1,005,507) compared to operating income of $167,585 in the comparable period of 2005. This is principally attributable to four factors. First, our sales declined from $4,134,550 in 2005 to $2,964,002 in 2006, a decrease of $1,170,548; second, our gross profit declined by $639,296; third, our selling expenses increased by $676,119; and fourth, these changes were offset in part by a decrease in general and administrative expenses of $96,130.

The non-recurring write off of capitalized financing costs of $44,857 recorded in the six months ended June 30, 2005 contributed to the reduction of operating income for the six months ended June 30, 2005.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $86,690 for the six months ended June 30, 2006 compared to $124,728 for the six months ended June 30, 2005. The reduction in net interest expense of $38,038 was principally due to a decrease in the volume of accounts receivable invoices that were financed in 2006.

Other Income

We received and recorded other income of $498,088, net of legal fees and expenses of $164,412, in the first quarter of 2006. We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra’s Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and entered into a settlement with the defendants in January 2006 and recorded other income of $498,088.

Income Taxes

Income tax expense was $7,300 and $1,300 for the six months ended June 30, 2006 and 2005, respectively, consisting of estimated federal minimum tax of $2,000 in 2006 and state taxes.

Income from Discontinued Operations

We recorded income from discontinued operations of $12,223 for the six months ended June 30, 2005. The income is the result of the Photonics Group which was reclassified as discontinued operations.

Net Income (Loss)

For the six months ended June 30, 2006, we recorded a loss from continuing operations and a net loss of $(601,409), or $(.03) per share. This compares to income from continuing operations of $41,557 or $.00 per share and net income of $53,790 or $.00 per share for the six months ended June 30, 2005.

The decrease in net income of $655,199 is principally attributable to a decrease in gross profit of $639,296 and an increase in selling expenses of $679,119, which were offset in part by decrease in general and administrative expenses of $96,130 and by other income of $498,088. We also recorded expense of $96,527 as a result of adopting SFAS 123R in 2006 and expense of $11,394 in 2006 as a result of warrants and stock options issued to consultants.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, we are required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior period financial statements have not been restated. Under SFAS 123R, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

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

Our board of directors and stockholders have approved stock options plans, which have authority to grant options to purchase up to an aggregate of 5,623,500 shares at June 30, 2006. Such options may be designated at the time of grant as either incentive stock options (ISO’s) or nonqualified stock options (Non-ISO’s).

The compensation cost that has been charged against income for options granted to employees under the plan was $72,942 for the three-months ended June 30, 2006 and $96,527 for the six months ended June 30, 2006. The impact of this expense was to increase basic and diluted net loss per shares from $(.02) to $(.03) for the six months ended June 30, 2006. There was no effect on loss per share for the three months ended June 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s a deduction is not allowed for income tax purposes until the option are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the six months ended June 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We recorded expense of $72,942 for employee stock options and $5,697 for warrants and stock options issued to consultants for the three months ended June 30, 2006. We recorded expense of $96,527 for employee stock options and $11,394 for warrants and stock options issued to consultants for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $76,258 available for our working capital needs and planned capital asset expenditures.

At June 30, 2006, we had a working capital deficit of approximately $345,000. At December 31, 2005 we had working capital of approximately $90,000. Our objective is to improve our working capital position from profitable operations or by raising additional cash from long-term debt or private placements of equity securities. As we incur operating losses or net losses, we will experience working capital shortages that may impair our business operations and growth strategy.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties and to related parties, private placements of common stock and financing of our accounts receivable.

In 2004, we established a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At June 30, 2006, we had approximately $425,000 of availability under this line of which we could finance up to approximately $128,000 based on selected accounts receivable at June 30, 2006.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. During the six months ended June 30, 2006 we issued a warrant to acquire 50,000 shares of our common stock to a business development consultant which becomes exercisable only upon our realizing sales of $500,000 from the consultant’s efforts. The agreement has been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded when the performance criterion is met.

We were required to contribute amounts in 2004, 2005 and 2006 to the O&W Retirement Plan and are required to make contributions in future years to fund the deficiency. We did not make contributions during 2004 and 2006 and we currently do not have the funds available to make required contributions which currently approximate $1.4 million. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expense of approximately $90,000 for each of the six months ended June 30, 2006 and 2005. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). During 2006, we provided additional information for consideration in connection with our waiver application. During 2006, we changed the investment manager with the objective of improving the plan’s investment performance.

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

Risk Factors

You should consider the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in evaluating our business and an investment in our common stock. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 19, 2006, Dr. Allan Robbins, a member of our board of directors, and Northwest Hampton Holdings, LLC each converted $50,000 of principal of our outstanding notes payable to them (a total of $100,000) into 1,000,000 shares of common stock in accordance with the terms of their respective notes payable. In connection with such conversions, we issued a total of 2,000,000 unregistered shares of our common stock. These issuances were made in reliance upon the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

On May 1, 2006, we engaged the services of a consultant and issued it a warrant to acquire 50,000 shares of our common stock, exercisable at $.35 per share which expires on April 30, 2016. The warrant is only exercisable if we realize sales of $500,000 or more as a result of the consultant’s efforts on our behalf. The issuance of this warrant was made in reliance upon the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

No underwriter was involved in these transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc. (Registrant)

Date: August 11, 2006	By:	/s/ Michael S. Smith
Chief Executive Officer

Date: August 11, 2006	By:	/s/ Michael S. Smith
Chief Financial Officer (Principal Financial Officer)