Form 10QSB
period 2006-09-30
INFINITE GROUP INC
filed 2006-11-13
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2006, there were 22,034,965 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2006 (Unaudited)	2005 (Audited)
ASSETS
Current assets:
Cash	$16,985	$109,090
Accounts receivable, net of allowance of $53,000 ($53,000 - 2005)	358,931	875,538
Notes receivable, current portion	5,254	4,746
Inventories	3,677	24,664
Prepaid expenses and other current assets	56,292	49,516
Total current assets	441,139	1,063,554

Property and equipment, net	89,862	190,520

Software development costs, net	140,907	207,348

Other assets:
Notes receivable	74,649	78,439
Deposits	19,523	16,703
Total other assets	94,172	95,142
Total assets	$766,080	$1,556,564

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	237,136	412,100
Accrued pension and retirement	1,756,657	152,050
Accrued payroll	275,164	186,863
Accrued interest payable	163,115	118,913
Accrued expenses-other	94,295	60,977
Current maturities of long-term obligations-bank	53,661	12,778
Note payable	30,000	30,000
Notes payable-related parties	94,550	-
Total current liabilities	2,704,578	973,681

Long-term obligations:
Bank notes payable	-	50,600
Notes payable-related parties	1,160,124	1,260,124
Accrued pension expense	1,144,712	2,405,612
Total liabilities	5,009,414	4,690,017

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 (20,000,000 - 2005) shares authorized;
22,034,965 (19,856,881 - 2005) shares issued and outstanding	22,035	19,857
Additional paid-in capital	28,869,075	28,523,334
Common stock, no shares authorized, not issued (175,084 - 2005)	-	56,028
Accumulated deficit	(30,087,589)	(28,685,817)
Accumulated other comprehensive loss	(3,046,855)	(3,046,855)
Total stockholders’ deficiency	(4,243,334)	(3,133,453)
Total liabilities and stockholders’ deficiency	$766,080	$1,556,564

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$4,391,436	$6,370,558	$1,427,434	$2,236,008
Cost of services	3,440,561	4,467,602	1,085,785	1,581,574
Gross profit	950,875	1,902,956	341,649	654,434
Costs and expenses:
General and administrative	706,981	912,080	184,559	324,892
Defined benefit pension plan	342,370	175,778	250,587	52,630
Selling	1,243,369	371,500	427,178	231,428
Research and development	202,719	240,347	62,009	78,423
Impairment loss	130,767	-	130,767	-
Depreciation and amortization	73,988	31,593	30,361	7,844
Write-off of capitalized financing costs	-	44,857	-	-
Total costs and expenses	2,700,194	1,776,155	1,085,461	695,217
Operating income (loss)	(1,749,319)	126,801	(743,812)	(40,783)

Other income (expense):
Interest income	700	66,255	199	-
Interest expense:
Related parties	(88,164)	(68,331)	(30,129)	(23,998)
Other	(55,777)	(201,352)	(26,621)	(54,703)
Total interest expense	(143,941)	(269,683)	(56,750)	(78,701)
Other income-settlement of litigation	498,088	-	-	-
Gain on settlement with terminated employee	-	191,739	-	191,739
Gain on sale of equipment	-	8,452	-	8,452
Total other income (expense)	354,847	(3,237)	(56,551)	121,490

Income (loss) from continuing operations before income tax expense	(1,394,472)	123,564	(800,363)	80,707
Income tax expense	(7,300)	(1,300)	-	-
Income (loss) from continuing operations	(1,401,772)	122,264	(800,363)	80,707
Discontinued operations:
Income from discontinued operations	-	12,233	-	-
Net income (loss)	$(1,401,772)	$134,497	$(800,363)	$80,707

Net income (loss) per share-basic:
Income (loss) from continuing operations	$(.07)	$.01	$(.04)	$.00
Income (loss) from discontinued operations	.00	.00	.00	.00
Net income (loss)	$(.07)	$.01	$(.04)	$.00

Net income (loss) per share-diluted:
Income (loss) from continuing operations	$(.07)	$.01	$(.04)	$.00
Income (loss) from discontinued operations	.00	.00	.00	.00
Net income (loss)	$(.07)	$.01	$(.04)	$.00

Weighted average number of shares outstanding:
Basic	20,949,611	18,946,141	22,034,965	19,206,965
Diluted	20,949,611	20,504,570	22,034,965	21,087,499

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net income (loss)	$(1,401,772)	$134,497
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Stock based compensation	191,471	40,800
Depreciation and amortization and write-off of capitalized financing costs	73,988	76,450
Impairment loss	130,767	-
Income from discontinued operations	-	(12,233)
Gain on settlement with terminated employee	-	(191,739)
Gain on sale of equipment	-	(8,450)
(Increase) decrease in:
Accounts receivable	516,607	(704,642)
Inventories	(2,013)	(23,239)
Other assets	(9,596)	(16,267)
Increase (decrease) in:
Accounts payable	(174,964)	193,203
Accrued expenses	165,821	166,189
Accrued pension and retirement	343,707	89,100
Net cash used in operating activities of continuing operations	(165,984)	(256,331)
Net cash provided by operating activities of discontinued operations	-	854
Net cash used in operating activities	(165,984)	(255,477)

Investing activities:
Purchase of property and equipment	(14,656)	(81,768)
Proceeds from notes receivable	3,282	2,138,006
Decrease in restricted funds	-	30,327
Net cash provided by (used in) investing activities	(11,374)	2,086,565

Financing activities:
Repayments of bank notes payable	(9,717)	(50,207)
Borrowings of bank notes payable	-	72,982
Borrowings of notes payable-related parties	120,000	175,000
Repayment of notes payable-related parties	(25,450)	-
Proceeds from issuance of common stock, net of costs	420	80,000
Repayments of long-term obligations	-	(2,126,639)
Net cash provided by (used in) financing activities	85,253	(1,848,864)
Net decrease in cash	(92,105)	(17,776)
Cash - beginning of period	109,090	97,297
Cash - end of period	$16,985	$79,521

Supplemental disclosure:
Cash paid for:
Interest	$102,440	$119,165
Income taxes	$7,300	$1,300

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results to be attained in the year ending December 31, 2006. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Note 3. Discontinued Operations and Reclassifications

The statements of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 account for the discontinued operations of the Photonics Group, consisting of Infinite Photonics, Inc. (IPI), which business was suspended in 2002 as a result of the loss of the DARPA contract as discussed below.

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

In accordance with FASB 144, the disposal of the Photonics segment has been accounted for as a disposal of business segment and accordingly, the operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and consist of income from discontinued operations of $12,233 for the nine months ended September 30, 2005.

Note 4. Stock Option Plans and Share Based Payments

As of September 30, 2006, the Company’s Stock Option Plans (the “Plan”) provided for the grant of incentive (ISO’s) or non-qualified stock options (Non-ISO’s) for the purchase of common stock for up to 5,623,500 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company’s board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

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

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net income or net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The compensation cost that has been charged against income for options granted to employees under the plans was $77,853 and $174,380, respectively, for the three and nine months ended September 30, 2006. The impact of this expense was to increase basic and diluted net loss per share from $(.06) to $(.07) for the nine months ended September 30, 2006 and from $(.03) to $(.04) for the three months ended September 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s , a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the nine months ended September 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

The Company used volatility of 71% when computing the value of stock options and warrants issued during the three months ended September 30, 2006 and June 30, 2006 and 100% for options issued during the three months ended March 31, 2006. This is based on a combination of both historical and implied volatility since the historical volatility has trended downward especially during the period from July 2005, when the Company brought current its public information in filings with the SEC. In addition, the Company’s volume of shares traded has increased in the past several months which the Company believes has provided more liquidity and less volatility than was previously experienced. Each option awarded in 2006 has a ten year exercise term and a holding period of ten years was assumed. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 4.42% to 5.11% for the nine months ended September 30, 2006. The Company recorded expense for options and warrants issued to employees and independent service providers for the three and nine months ended September 30, 2006 as follows:

	Three Months ended	Nine Months ended
	September 30, 2006	September 30, 2006
Employee stock options	$77,853	$174,380
Consultant stock options	1,504	4,513
Warrants	4,193	12,578
Total expense	$83,550	$191,471

A summary of all stock option activity for nine months ended September 30, 2006 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,020,900	$.16

Options granted	1,365,000	$.40

Options expired	(933,900)	$.15

Options exercised	(3,000)	$.14

Outstanding at September 30, 2006	4,449,000	$.24	8.2 years	$1,434,000

Exercisable at September 30, 2006	3,499,000	$.20	7.9 years	$1,283,000

The weighted average fair value of options granted during the nine months ended September 30, 2006 was approximately $.33 ($.11 during the nine months ended September 30, 2005). The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $480 and no options were exercised during the nine months ended September 30, 2005.

A summary of the status of nonvested stock option activity for the nine months ended September 30, 2006 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2005	50,666	$.22
Granted	1,365,000.33
Vested	(454,999)	.33
Forfeited	(10,667)	.28
Nonvested at September 30, 2006	950,000	$.32

At September 30, 2006, there was approximately $256,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2006 was approximately $149,000.

Prior to 2006, the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 -“Accounting for Stock-Based Compensation, “ and, accordingly the financial statements for the three and nine months ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net income and loss per share from continuing operations would have changed as follows for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) - as reported (000’s)	$81	$134
Total stock based employee compensation expense determined
under the fair value method for all awards (000’s)	(35)	(284)

Net income (loss) - pro forma (000’s)	$46	$(150)

Income (loss) per share as reported - basic and diluted	$.00	$.01
Income (loss) per share pro forma - basic and diluted	$.00	$(.01)

During the nine months ended September 30, 2006 we issued a warrant to acquire 50,000 shares of our common stock to a business development consultant which becomes exercisable only upon our realizing sales of $500,000 from the consultant’s efforts. The agreement has been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded when the performance criterion is met.

Note 5. Business Segments

Prior to 2002, the Company’s business was organized, managed and internally reported as several segments. The segments were determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, our contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of the year ended December 31, 2003, we approved the sale of the assets and certain liabilities of our Laser Fare, Inc. (LF) subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as disposals of business segments and accordingly, the operating results were segregated and reported as discontinued operations. We sold or closed our prior businesses on or before December 31, 2004. During the nine months ended September 30, 2005, we recorded income from discontinued operations of $12,223 from our former business, the Photonics Group.

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group., which is organized, managed and internally reported as one segment, the IT Services Group. We are now solely focused in one segment, the fields of IT consulting services and biometric technology. The Company operates entirely within the U.S. There were no revenues from customers in foreign countries during 2005 and 2006.

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Nine Months Ended September 30,
	2006	2005
Conversion of notes payable to common stock	$100,000	$-

Conversion of accounts payable to common stock	$-	$2,250

Common stock received in connection with settlement
agreement with terminated employee	$-	$175,000

Common stock contributed to Osley & Whitney
Retirement Plan which reduced the balance of
accrued pension expense obligation	$-	$175,000

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

The following table sets forth the computation of basic and diluted earnings per share for the periods with net income from continuing operations as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Numerator:
Income available to common stockholders
from continuing operations	$80,707	$122,264

Weighted average shares outstanding	19,206,965	18,946,141

Denominator for diluted income per share:
Weighted average shares outstanding	19,206,965	18,946,141
Common stock options and stock warrants	1,880,534	1,558,429
Weighted average shares and conversions	21,087,499	20,504,570

For the three and nine months ended September 30, 2006 all outstanding stock options, warrants and convertible debt have not been considered common stock equivalents because their assumed exercise would be anti-dilutive. The convertible debt became eligible for conversion during the second quarter of 2006. If the Company had generated earnings during the three and nine months ended September 30, 2006, 11,118,008, and 7,963,802 common stock equivalent shares, respectively, would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options, warrants and convertible debt whose exercise price is less than the average of the Company’s stock price during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

Note 8 - New Accounting Pronouncements

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued a new standard that will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Specifically, the new standard, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), requires us to:

•
recognize in our balance sheet an asset for our defined benefit plan’s overfunded status or a liability for our defined benefit plan’s underfunded status, which are measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation;

•	recognize changes in the funded status of our defined benefit plan in the year in which the changes occur by reporting those changes in our comprehensive income;

•	measure our defined benefit plan’s assets and obligations that determine our funded status as of the end of our fiscal year (with limited exceptions); and

•
disclose in our notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation.

The requirement to recognize the funded status of our defined benefit plan and the disclosure requirements are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position is effective for us as of December 31, 2008. We have not evaluated the potential impact from adopting this statement.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

This Statement is effective for us as of December 31, 2007, and interim periods within that year. We have not evaluated the potential impact from adopting this statement.

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

Osley & Whitney, Inc. Retirement Plan

Since our sale of our former business, Osley & Whitney, Inc. (O&W), in 2002, we have remained the sponsor of the O&W Retirement Plan. At September 30, 2006, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,494,712 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders’ equity. The market value of plan assets increased from $3,315,524 at December 31, 2005 to $3,504,314 at September 30, 2006. The increase was comprised of an investment return of $513,817 offset by payment of benefits of $303,845 and expenses paid of $21,182 during the nine months ended September 30, 2006.

We were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make contributions during 2004 and 2006 and we currently do not have the funds available to make the required contributions of $1,350,000. During 2005, we made a cash contribution of $6,439 and contributed 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expenses (including in 2006 and 2005 professional services and interest costs and in 2006 penalties for failing to make plan contributions) associated with the O&W defined benefit retirement plan of approximately $342,370 and $175,778 for the nine months ended September 30, 2006 and 2005, respectively.

In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). During 2006, we provided additional information for consideration in connection with our waiver application. During the three months ended September 30, 2006, we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 and 2004 plan years. As a result of these denials and our inability to fund pension plan contributions which were due in September 2006, during the three months ended September 30, 2006 we recorded $200,000 of expense for excise taxes and related interest for each of these years on unfunded contributions to the pension plan and reclassified $1,350,000 of accrued pension expense to current liabilities. Since the waivers were not granted we are examining and evaluating alternatives as the sponsor of this plan.

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

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. We have one prime contract under GSA. Our GSA Schedule 70 was expanded and extended in September 2006 to encompass 85 different labor categories for a three year term.

In 2003, we entered into a two year License Agreement with Ultra-Scan Corporation, a privately held technology company headquartered in Buffalo, New York, which in 2005 was automatically extended for another two year period. The License Agreement gives us the ability to use, market and sell certain proprietary fingerprint recognition technology. We have completed the development of an access control terminal and related software called TouchThru™ incorporating that technology. We intend to market and sell that product in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. We have delivered demonstration units for trial to certain prospective customers in two industries and are engaging in other marketing activities.

Our TouchThru™ unit was designed around Ultra-Scan’s unique ultrasonic scanner. We anticipate that Ultra-Scan will improve the technology by designing a next generation scanner that will be smaller, lighter and less costly. Indications are that the next generation components are expected to be available in 2007.  We expect this will result in a substantial reduction in the costs of components to build our TouchThru™ unit and accordingly a substantial reduction in our sales price.  We expect to re-design our TouchThru™ unit based on the next generation of this technology and offer for sale a newly designed unit when it is completed.  As a result of the evolution of our business strategy, during the three months ended September 30, 2006, we recorded an impairment loss of $130,767 for a portion of capitalized software development costs, all of the capitalized tooling costs and the related inventory.

Future Trends

We believe that our operations, as currently structured, will result in improved financial performance in future years. We expect to raise additional debt or equity capital to fund our operations during the periods in which we incur losses and develop new business opportunities. We issued additional short-term notes to related parties of $120,000 during the three months ended September 30, 2006 to fund our operations.

There is no assurance that our current resources will be adequate to fund the liabilities of the O&W retirement plan or our current operations and business expansion or that we will be successful in raising additional working capital. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

During the three months ended September 30, 2006, we received purchase orders for new and expanded consulting services under new and existing subcontracts. We began to perform a portion of these services during the three months ended September 30, 2006 and expect to record additional sales in future periods as new employees are hired and assigned to these new projects. We have received and are continuing to receive modifications to purchase orders to add specific new employees as approvals are obtained from the prime contractor.

Results of Operations

Comparison of Three Months ended September 30, 2006 and 2005

The following table compares our statement of operations data for the three months ended September 30, 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the relatively short track record that we have in focusing on the IT Services Group. We reclassified certain prior year amounts to conform to the current year’s presentation.

	Three Months Ended September 30,
		As a % of		As a % of	Increase
	2006	Sales	2005	Sales	(Decrease)
Sales	$1,427,434	100.0%	$2,236,008	100.0%	(36.2)%
Cost of services	1,085,785	76.1	1,581,574	70.7	(31.3)
Gross profit	341,649	23.9	654,434	29.3	(47.8)
General and administrative	184,559	12.9	324,892	14.5	(43.2)
Defined benefit pension plan	250,587	17.6	52,630	2.4	376.1
Selling	427,178	29.9	231,428	10.4	84.6
Research and development	62,009	4.3	78,423	3.5	(20.9)
Impairment loss	130,767	9.2	-	0.0
Depreciation and amortization	30,361	2.1	7,844	0.4	287.1
Total operating expenses	1,085,461	76.0	695,217	31.1	56.1
Operating loss	(743,812)	(52.1)	(40,783)	(1.8)	1,723.8
Net interest expense	(56,551)	(4.0)	(78,701)	(3.5)	(28.1)
Other income	-		200,191	9.0
Net income (loss)	$(800,363)	(56.1)%	$80,707	3.6%	(1,091.7)%

Net income (loss) per share-basic	$(0.04)		$.00

Sales

Sales for the three months ended September 30, 2006 were $1,427,434 which was a decrease of $808,574 or 36.2% as compared to sales for the three months ended September 30, 2005 of $2,236,008. Compared to the prior three months ended June 30, 2006, this is an increase of $86,868 or 6.5% over sales of $1,340,566. This recent increase is due to our completion of new agreements and the receipt of new and expanded consulting services purchase orders during the three months ended September 30, 2006. Beginning in August 2006, we began to staff new projects and will continue to staff those projects with new employees in future months.

The principal reason for the decrease in sales in 2006 compared to 2005 relates to one subcontract. In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract during the year ended December 31, 2005. One other subcontract had staffing reductions. Due to the nature of certain contracts, contract terminations occur when projects are completed or when appropriations of funds are exhausted and new appropriations are not approved. We have submitted proposals and have identified opportunities for other new contracts to replace sales that did not continue in the ordinary course of business, as well as to increase our sales.

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

We are actively pursuing opportunities to develop additional sales in new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

We are focusing on a tactical program that seeks to grow business with existing clients and a strategic program that aligns us with major procurement activity for long-term growth. We terminated our former business development director during the fiscal quarter ended March 31, 2006 and hired a new business development director, who commenced employment on June 1, 2006, in our Vienna, Virginia office with the objective of increasing our sales. We are recruiting new employees to fill positions in our expanded service provider role with a major subcontractor to the U.S. government.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major technology company. In addition, we are a member of one of only seven teams that in March 2006 won the U.S. Army’s Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until sales increases to support our infrastructure and provides consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended September 30, 2006 was $1,085,785 or 76.1% of sales as compared to $1,581,574 or 70.7% of sales for the three months ended September 30, 2005. Gross profit was $341,649 or 23.9% of sales for the three months ended September 30, 2006 compared to $654,434 or 29.3% of sales for the three months ended September 30, 2005. Compared to the three months ended June 30, 2006, this is an improvement in gross profit of $50,000 or 17.1% from $291,649 (21.8% of sales).

The decrease in gross profit from 2006 compared to 2005 is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable sales after contract reductions. In addition, we recorded $3,776 as cost of services as a result of adopting SFAS 123R in 2006. Although our objective is to maintain an overall gross margin of approximately 30% or more, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2006 were $184,559 which was a decrease of $140,333 or 43.2% as compared to $324,892 for the three months ended September 30, 2005. As a percentage of sales, general and administrative expenses were 12.9% for the three months ended September 30, 2006 as compared to 14.5% for the three months ended September 30, 2005. We anticipate that general and administrative expenses as a percent of sales will decrease as we continue to implement our business strategy and grow our sales. In 2006, we experienced a decrease in accounting and legal expenses as a result of completing audits of our financial statements and related regulatory filings in 2005. In addition, we recorded $1,463 as expense for the three months ended September 30, 2006 as a result of adopting SFAS 123R. We reclassified defined benefit pension plan expense from general and administrative expense to a separate line item beginning with this report.

Defined Benefit Pension Plan Expenses

Defined benefit pension expenses include expenses (including professional services and interest costs) associated with the O&W defined benefit retirement plan of $250,587 for the three months ended September 30, 2006 and $52,630 for the three months ended September 30,2005, an increase of $197,957. During the three months ended September 30, 2006 we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328. As a result of these denials and our inability to fund pension plan contributions which were due in September 2006, we recorded $200,000 of expense for excise taxes and related interest for each of these years on unfunded contributions to the pension plan. Since the waivers were not granted we are examining and evaluating other alternatives as the sponsor of this plan.

 Selling Expenses

For the three months ended September 30, 2006, we incurred selling expenses of $427,178 associated with growing business in our IT Services Group as compared to $231,428 for the three months ended September 30, 2005, an increase of 84.6%. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses. We recorded $72,614 as expense for the three months ended September 30, 2006 as a result of adopting SFAS 123R.

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

We incurred additional expenses in 2006 associated with our new business development efforts in the Gulf Coast region. We employ one person full-time and use a lobbying firm in the Gulf Coast region. These individuals work closely with our Chief Operations Officer to develop business opportunities in the region.

We added one business development employee during August 2006, who formerly represented us as a business development consultant. We believe that our current staffing is adequate to manage the existing volume of business and development efforts.

Research and Development and Impairment Loss

For the three months ended September 30, 2006, we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $62,009 of expense compared to $78,423 for the three months ended September 30, 2005, a decrease of $16,414. Expenses are related to the development of the TouchThru™ access control terminal including product testing and documentation. Also included are expenses incurred to examine new business opportunities. During the three months ended September 30, 2006, we eliminated one engineering position since a portion of the product development was complete.

During the three months ended September 30, 2006, we recorded an impairment loss of $130,767 related to the carrying costs of TouchThru™ capitalized software development costs, tooling costs and inventory. Our TouchThru™ unit was designed around Ultra-Scan’s unique ultrasonic scanner. We anticipate that Ultra-Scan will improve the technology by designing a next generation scanner that will be smaller, lighter and less costly. Indications are that the next generation components are expected to be available in 2007.  We expect this will result in a substantial reduction in the costs of components to build our TouchThru™ unit and accordingly a substantial reduction in our sales price.  We expect to re-design our TouchThru™ unit based on the next generation of this technology and offer for sale a newly designed unit when it is completed. As a result of the evolution of our business strategy, during the three months ended September 30, 2006, we recorded an impairment loss for a portion of capitalized software development costs, all of the capitalized tooling costs and the related inventory.

When the product development phase of TouchThru™ is completed, including the re-design of our TouchThru™ product, we expect related development expenses to decrease. We expect to incur more substantial selling and marketing expenses in the future as we develop sales of a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner.

TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru™ is the first biometric product that we are introducing. Although we are in a position to market and sell that product, we have revised our strategy based on Ultra-Scan’s development of a next generation scanner that is expected to replace the current scanner. We plan to market and sell a re-designed TouchThru™ unit. However, we will expend limited resources on our current product version to introduce the capabilities of this product to the market. The TouchThru™ unit will be marketed in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the three months ended September 30, 2006, we delivered demonstration units for trial to certain prospective customers in two industries.

 Depreciation and Amortization

Depreciation and amortization expense was $30,361 (including $14,250 of amortization of software development costs) for the three months ended September 30, 2006 compared to $7,844 for the three months ended September 30, 2005. This increase is due to depreciation of equipment and software that were added in 2005 and 2006 and amortization of software development costs as we begin to place TouchThru™ demonstration units with prospective customers.

Operating Loss

For the three months ended September 30, 2006 our operating loss was $(743,812) compared to an operating loss of $(40,783) for the three months ended September 30, 2005; an increase of $703,029.

The increase in operating loss of $703,029 is principally attributable to:

•	a decrease in gross profit of $312,785 incurred as a result of a decrease in sales of $808,574 and a decline in gross profit margin from 29.3% to 23.9%;

•	recording an impairment loss of $130,767 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $195,750 as we increased efforts to grow sales;

•
recording $200,000 of expense related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions; and

•	an offset in part by a decrease in general and administrative expense of $140,333.

Included in the above are expenses totaling $77,853 as a result of adopting SFAS 123R in 2006 and $5,697 as a result of warrants and stock options issued to consultants.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $56,551 for the three months ended September 30, 2006 compared to net interest expense of $78,701 for the three months ended September 30, 2005. The reduction in net interest expense of $22,150 was principally due to a decrease in the volume of accounts receivable invoices that were financed in 2006 compared to 2005.

Other Income

Other income for the three months ended September 30, 2005 is a gain on settlement with a terminated employee of $191,739, which consists of his return to us of 500,000 shares of our common stock less legal expense that we incurred in connection with the settlement. The shares were valued at the fair value on the date the settlement agreement was executed. Another component of other income for the three months ended September 30, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area. These total $200,191.

Net Income (Loss)

For the three months ended September 30, 2006, we recorded a net loss each in the amount of $(800,363) or $(.04) per share. This compares to net income of $80,707 or $.00 per share for the three months ended September 30, 2005.

The decrease of $881,070 from net income to a net loss is principally attributable to:

•	a decrease in gross profit of $312,785 incurred as a result of a decrease in sales of $808,574 and a decline in gross profit margin from 29.3% to 23.9%;

•	recording an impairment loss of $130,767 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $195,750 as we increased efforts to grow sales;

•
recording $200,000 of expense related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions;

•	an offset in part by a decrease in general and administrative expense of $140,433; and

•	a decrease in other income of $200,191 that was earned in 2005.

Included in the above are expenses totaling $77,853 as a result of adopting SFAS 123R in 2006 and $5,697 as a result of warrants and stock options issued to consultants.

 Comparison of Nine Months ended September 30, 2006 and 2005

The following table compares our statement of operations data for the nine months ended September 30, 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the relatively short track record that we have in focusing on the IT Services Group. We reclassified certain prior year amounts to conform to the current year’s presentation.

	Nine Months Ended September 30,
		As a % of		As a % of	Increase
	2006	Sales	2005	Sales	(Decrease)
Sales	$4,391,436	100.0%	$6,370,558	100.0%	(31.1)%
Cost of services	3,440,561	78.3	4,467,602	70.1	(23.0)
Gross profit	950,875	21.7	1,902,956	29.9	(50.0)
General and administrative	706,981	16.1	912,080	14.3	(22.5)
Defined benefit pension plan	342,370	7.8	175,778	2.8	94.8
Selling	1,243,369	28.3	371,500	5.8	234.7
Research and development	202,719	4.6	240,347	3.8	(15.7)
Impairment loss	130,767	3.0	-	0.0
Depreciation and amortization	73,988	1.7	31,593	0.5	134.2
Write-off of capitalized financing costs	-	0.0	44,857	0.7
Total operating expenses	2,700,194	61.5	1,776,155	27.9	52.0
Operating income (loss)	(1,749,319)	(39.8)	126,801	2.0	(1,479.6)
Net interest expense	(143,241)	(3.3)	(203,428)	(3.2)	(29.6)
Other income	498,088	11.3	200,191	3.1	148.8
Income tax expense	(7,300)	(0.2)	(1,300)	(0.0)	461.5
Net income (loss) from continuing operations	(1,401,772)	(31.9)	122,264	1.9	(1,246.5)
Income from discontinued operations	-	0.0	12,233	0.2	(100.0)
Net income (loss)	$(1,401,772)	(31.9)%	$134,497	2.1%	(1,142.2)%

Net income (loss) per share-basic and diluted	$(0.07)		$0.01

Sales

Sales for the nine months ended September 30, 2006 were $4,391,436 which was a decrease of $1,979,122 or 31.1% as compared to sales for the nine months ended September 30, 2005 of $6,370,558. In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract during the year ended December 31, 2005. One other subcontract had staffing reductions. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved.

We have submitted proposals and have identified opportunities for other new contracts to replace sales that did not continue in the ordinary course of business, as well as to increase our sales. During the three months ended September 30, 2006 we completed new agreements and received new and expanded consulting services purchase orders. Beginning in August 2006, we began to staff new projects and will continue to staff those projects with new employees in future months.

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

We are actively pursuing opportunities to develop additional sales in new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

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

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major technology company. In addition, we are a member of one of only seven teams that in March 2006 won the U.S. Army’s Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. However, although our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until sales increases to support our infrastructure and provides consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the nine months ended September 30, 2006 was $3,440,561 or 78.3% of sales as compared to $4,467,602 or 70.1% of sales for the nine months ended September 30, 2005. Gross profit was $950,875 or 21.7% of sales for the nine months ended September 30, 2006 compared to $1,902,956 or 29.9% of sales for the nine months ended September 30, 2005.

The decrease in gross profit is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable revenue after contract reductions. In addition, we recorded $20,334 as cost of services as a result of adopting SFAS 123R in 2006. Although our objective is to maintain an overall gross margin of approximately 30% or more, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2006 decreased by $205,099 or 22.5%. In 2006, we experienced a decrease in accounting and legal expenses as a result of completing audits of our financial statements and related regulatory filings in 2005.

As a percentage of sales, general and administrative expenses were 16.1% for the nine months ended September 30, 2006 and 14.3% for the nine months ended September 30, 2005. We anticipate that general and administrative expenses as a percent of sales will decrease as we continue to implement our business strategy and grow our sales. In addition, we recorded $8,524 as expense for the nine months ended September 30, 2006 as a result of adopting SFAS 123R. We reclassified defined benefit pension plan expense from general and administrative expense to a separate line item beginning with this report.

Defined Benefit Pension Plan Expenses

Defined benefit pension expenses include expenses (including professional services and interest costs) associated with the O&W defined benefit retirement plan of $342,370 for the nine months ended September 30, 2006 and $175,778 for the nine months ended September 30,2005, an increase of $166,592. During the three months ended September 30, 2006 we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328. As a result of these denials and our inability to fund pension plan contributions which were due in September 2006, we recorded $200,000 of expense for excise taxes and related interest for each of these years on unfunded contributions to the pension plan. Since the waivers were not granted we are examining and evaluating other alternatives as the sponsor of this plan.

 Selling Expenses

For the nine months ended September 30, 2006, we incurred selling expenses of $1,243,369 associated with growing business in our IT Services Group compared to $371,500 for the nine months ended September 30, 2005, an increase of $871,869. We recorded $145,522 as expense for the nine months ended September 30, 2006 as a result of adopting SFAS 123R. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses.

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

We incurred additional expenses in 2006 associated with our new business development efforts in the Gulf Coast region. We employ one person full time and use a lobbying firm in the Gulf Coast region. These individuals work closely with our Chief Operations Officer to develop business opportunities in the region.

We added one business development employee during August 2006, who formerly represented us as a business development consultant. We believe that our current staffing is adequate to manage the existing volume of business and development efforts.

Research and Development and Impairment Loss

For the nine months ended September 30, 2006, we continued to incur research and development expenses associated with growing business in our IT Services Group related to our biometrics applications and recorded $202,719 of expense compared to $240,347 for the nine months ended September 30, 2005, a decrease of $37,628. Expenses are related to the development of the TouchThru™ access control terminal including product testing and documentation. Also included are expenses incurred to examine new business opportunities. During the three months ended September 30, 2006, we eliminated one engineering position since a portion of the product development was complete.

During the three months ended September 30, 2006 we recorded an impairment loss of $130,767 related to the carrying costs of TouchThru™ capitalized software development costs, tooling costs and inventory. Our TouchThru™ unit was designed around Ultra-Scan’s unique ultrasonic scanner. We anticipate that Ultra-Scan will improve the technology by designing a next generation scanner that will be smaller, lighter and less costly. Indications are that the next generation components are expected to be available in 2007.  We expect this will result in a substantial reduction in the costs of components to build our TouchThru™ unit and accordingly a substantial reduction in our sales price.  We expect to re-design our TouchThru™ unit based on the next generation of this technology and offer for sale a newly designed unit when it is completed.  As a result of the evolution of our business strategy, during the three months ended September 30, 2006, we recorded an impairment loss for a portion of capitalized software development costs, all of the capitalized tooling costs and the related inventory.

When the product development phase of TouchThru™ is completed, including the re-design of our TouchThru™ product, we expect related development expenses to decrease. We expect to incur more substantial selling and marketing expenses in the future as we develop sales of a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner.

TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. TouchThru™ is the first biometric product that we are introducing. Although we are in a position to market and sell that product, we have revised our strategy based on Ultra-Scan’s development of a next generation scanner that is expected to replace the current scanner. We plan to market and sell a re-designed TouchThru™ unit. However, we will expend limited resources on our current product version to introduce the capabilities of this product to the market. The TouchThru™ unit will be marketed in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the three months ended September 30, 2006, we delivered demonstration units for trial to certain prospective customers in two industries.

Depreciation and Amortization

Depreciation and amortization expense was $73,988 (including $31,215 of amortization of software development costs) for the nine months ended September 30, 2006 compared to $31,593 for the nine months ended September 30, 2005. This increase is due to depreciation of equipment and software that were added in 2005 and 2006 and amortization of software development costs as we begin to place TouchThru™ demonstration units with prospective customers.

Write-off of Capitalized Closing Costs

In the second quarter of 2005, the buyer of the assets and businesses of our prior business, LF, obtained new bank financing. The buyer paid all of its notes receivable to us, which proceeds were used to pay off all of LF’s bank promissory notes and LF’s capital lease obligation. As a result we wrote off the balance of LF’s capitalized financing costs of $44,857.

Operating Income (Loss)

For the nine months ended September 30, 2006 our operating loss was $(1,749,319) compared to operating income of $126,801 in the comparable period of 2005.

The decrease of $1,876,120 from net income to a net loss is principally attributable to:

•	a decrease in gross profit of $952,081 incurred as a result of a decrease in sales of $1,979,122 and a decline in gross profit margin from 29.9% to 21.7%;

•	recording an impairment loss of $130,767 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $871,869 as we increased efforts to grow sales, including expense of $145,522 as a result of adopting SFAS 123R in 2006;

•
recording $200,000 of expense related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions; and

•	an offset in part by a decrease in general and administrative expense of $205,099.

Included in the above are expenses of $174,380 as a result of adopting SFAS 123R in 2006 and $17,091 as a result of warrants and stock options issued to consultants.

The non-recurring write off of capitalized financing costs of $44,857 recorded in the nine months ended September 30, 2005 contributed to the reduction of operating income for the nine months ended September 30, 2005.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $143,241 for the nine months ended September 30, 2006 compared to $203,428 for the nine months ended September 30, 2005. The reduction in net interest expense of $60,187 was principally due to a decrease in the volume of accounts receivable invoices that were financed in 2006 compared to 2005.

Other Income

We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra’s Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and entered into a settlement with the defendants in January 2006 and we received and recorded other income of $498,088, net of legal fees and expenses of $164,412, in the first quarter of 2006.

Other income for the nine months ended September 30, 2005 is a gain on settlement with a terminated employee of $191,739, which consists of his return to us of 500,000 shares of our common stock less legal expense that we incurred in connection with the settlement. The shares were valued at the fair value on the date the settlement agreement was executed. Another component of other income for the nine months ended September 30, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area. These total $200,191.

Income Taxes

Income tax expense was $7,300 and $1,300 for the nine months ended September 30, 2006 and 2005, respectively, consisting of estimated federal minimum tax of $2,000 in 2006 and state taxes.

Income From Discontinued Operations

We recorded income from discontinued operations of $12,223 for the nine months ended September 30, 2005. The income is the result of our former business, the Photonics Group, which was reclassified as discontinued operations.

Net Income (Loss)

For the nine months ended September 30, 2006, we recorded a loss from continuing operations and a net loss of $(1,401,772), or $(.07) per share. This compares to income from continuing operations of $122,264 or $.01 per share and net income of $134,497 or $.01 per share for the nine months ended September 30, 2005.

The decrease of $1,536,269 from net income to a net loss is principally attributable to:

•	a decrease in gross profit of $952,081 incurred as a result of a decrease in sales of $1,979,122 and a decline in gross profit margin from 29.9% to 21.7%;

•	recording an impairment loss of $130,767 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $871,869 as we increased efforts to grow sales, including $145,522 a result of adopting SFAS 123R in 2006;

•
recording $200,000 of expense related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions;

•	an offset in part by a decrease in general and administrative expense of $205,099 and net interest expense of $60,187; and

•	an offset in part due to an increase in other income of $297,897 from $200,191 in 2005 to $498,088 in 2006.

Included in the above are expenses of $174,380 as a result of adopting SFAS 123R in 2006 and $17,091 as a result of warrants and stock options issued to consultants.

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

Prior to the adoption of SFAS 123R, we accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net income or net loss as if we had elected to recognize compensation costs based on the fair value of the awards at the grant date.

Our board of directors and stockholders have approved stock options plans, which have authority to grant options to purchase up to an aggregate of 5,623,500 shares at September 30, 2006. Such options may be designated at the time of grant as either incentive stock options (ISO’s) or nonqualified stock options (Non-ISO’s).

The compensation cost that has been charged against income for options granted to employees under the plan was $77,853 for the three-months ended September 30, 2006 and $174,380 for the nine months ended September 30, 2006. The impact of this expense was to increase basic and diluted net loss per shares from $(.06) to $(.07) for the nine months ended September 30, 2006 and from $(.03) to $(.04) for the three months ended September 30, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s a deduction is not allowed for income tax purposes until the option are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the nine months ended September 30, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We recorded expense of $77,853 for employee stock options and $5,697 for warrants and stock options issued to consultants for the three months ended September 30, 2006. We recorded expense of $174,380 for employee stock options and $17,091 for warrants and stock options issued to consultants for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $16,985 available for our working capital needs and planned capital asset expenditures. At September 30, 2006, we had a working capital deficit of approximately $2,263,000, which includes approximately $1,700,000 of accrued pension liabilities, penalties and accrued interest for contributions to the O&W plan that we are not able to fund.

Our objective is to improve our working capital position by generating profits from operations, by raising additional cash from long-term debt or private placements of equity securities and by evaluating alternatives to address the unfunded defined benefit pension plan contributions. We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties and to related parties, private placements of common stock and financing of our accounts receivable. As we incur operating losses or net losses, we will experience working capital shortages that may impair our business operations and growth strategy. We expect to raise additional debt or equity capital to fund our operations during the periods in which we incur losses and develop new business opportunities. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs. We issued additional short-term notes to related parties of $120,000 during the three months ended September 30, 2006 to fund our operations.

In 2004, we established a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At September 30, 2006, we had approximately $360,000 of availability under this line of which we could finance up to approximately $80,000 based on selected accounts receivable at September 30, 2006.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. During the nine months ended September 30, 2006 we issued a warrant to acquire 50,000 shares of our common stock to a business development consultant which becomes exercisable only upon our realizing sales of $500,000 from the consultant’s efforts. The agreement has been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded when the performance criterion is met.

We were required to contribute amounts in 2004, 2005 and 2006 to the O&W Retirement Plan and are required to make contributions in future years to fund the deficiency. We did not make contributions during 2004 and 2006 and we currently do not have the funds available to make required contributions which aggregate $1,350,000. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We recorded defined benefit pension expense of approximately $342,370 and $175,778 for the nine months ended September 30, 2006 and 2005, respectively. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). During the three months ended September 30, 2006 we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 and 2004 plan years. As a result of these denials and our inability to fund pension plan contributions which were due in September 2006, we recorded $200,000 of expense for excise taxes and related interest for each of these years on unfunded contributions to the pension plan and reclassified $1,350,000 of accrued pension expense to current liabilities. Since the waivers were not granted we are examining and evaluating other alternatives as the sponsor of this plan. During 2006, we changed the investment manager with the objective of improving the plan’s investment performance.

Risk Factors

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, except that the following risk factor related to our business has been updated to reflect developments subsequent to the filing of that report.

We have significant liabilities related to the O&W pension plan.

At September 30, 2006, the O&W pension plan had an accrued pension obligation liability of $2,494,712 and an accumulated other comprehensive loss of $3,046,855. The market value of plan assets was $3,504,314 at September 30, 2006. We were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the plan’s deficiency. We did not make contributions during 2004 and 2006 and we currently do not have the funds available to make currently required contributions of approximately $1,350,000.

In March 2005, we filed a funding waiver application with the Department of the Treasury requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). During the three months ended September 30, 2006, we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 and 2004 plan years. As a result of these denials and our inability to fund pension plan contributions which were due in September 2006, during the three months ended September 30, 2006 we recorded $200,000 of expense for excise taxes and related interest for each of these years on unfunded contributions to the pension plan and reclassified $1,350,000 of accrued pension expense to current liabilities. Since the waivers were not granted we are examining and evaluating alternatives as the sponsor of this plan. During this time we are required to record penalties and interest based on the required outstanding plan contributions of approximately $1,350,000 which we have not funded. We will continue to be subject to additional penalties and interest until the plan is funded; a new waiver application is made and approved (there is no assurance that a new waiver application will be approved if requested); the plan is terminated (which termination requires approval by the Pension Benefit Guarantee Corporation and there is no assurance that an approval will be obtained if requested); or the liability is otherwise satisfied. We expect to record increased expenses in future periods as a result of the liabilities associated with the O&W pension plan. If we are unable to satisfy or otherwise settle our plan contribution obligations, then our business, financial condition and results of operations could be materially adversely affected.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 * Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date: November 10, 2006	/s/ Michael S. Smith
Chief Executive Officer

Date: November 10, 2006
/s/ Michael S. Smith
Chief Financial Officer (Principal Financial Officer)