Form 10KSB
period 2006-12-31
INFINITE GROUP INC
filed 2007-04-02
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
DELAWARE		52-1490422
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
60 Office Park Way Pittsford, NY 14534
(Address of principal executive offices)

Registrant's telephone number, including area code: (585) 385-0610

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,
Par value $.001

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

For the year ended December 31, 2006, the revenues of the registrant were $6,444,706.

As of March 15, 2007, 22,414,965 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Nasdaq "Over the Counter Bulletin Board" of $.50 on March 15, 2007) was approximately $7,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check One):      Yes ☐ No ☒

INFINITE GROUP, INC.

Form 10-KSB

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Our Business

Information Technology (IT) Services

During 2005 and 2006, we provided IT to U.S. government and commercial clients. Our work includes leading edge operations supporting complex programs in Advanced Server Management, Wireless Technology, Human Capital Services, Enterprise Architecture and Earned Value Management. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs in the following eight practice areas:

Enterprise Architecture. Our approach to developing architecture for our clients’ IT needs begins with the business model. Business drives the need for solutions, and technology facilitates the solution. By understanding the business drivers, we establish the architectural framework to build or extend the computing environment with right sized technology solutions that maximize business processes while minimizing the costs and risks to the client. We developed and continue to support the implementation of business processes for a new operation of the U.S. Department of Homeland Security (DHS) where we have successfully integrated technology into the business layer of the existing architectural framework.

Software Development. We follow a systematic approach to developing software. Whether it is a full systems development lifecycle or portions of one, we approach our development tasks with process discipline to ensure tasks are defined, objectives established and progress measured. We developed a Human Resource PeopleSoft-based solution for the DHS to manage the entry and exit of personnel. We developed a software application called SmartForms and have converted standard paper forms to electronic forms to greatly enhance the simplicity and efficiency of processing personnel actions. We also created software to automate routine functions performed under a Network Services contract to enhance and speed-up productivity, as well as reduce the client’s operating expenses.

Network Solutions.   We operate one of the nation’s largest wide area networks for a major establishment of the U.S. government. We provide this support under a subcontract we entered into in 2004 with a large systems integrator. Referred to as Advanced Server Management (ASM), our team of server experts supports approximately 2,000 servers and some 140,000 client stations from two large data centers in Maryland and Colorado. Operating around the clock, we consistently exceed the requirements of our service level agreements.

Systems Engineering.   We provide critical systems engineering support to the ASM Program and on projects for the DHS. Our engineers design and build systems supporting a mix of business activities. We both manage and execute engineering projects supporting complex wide area networks and local area networks in Windows and UNIX environments, and we provided engineering support for a nationwide wireless operation. Our engineers follow proven methodologies to transition systems from concept to operations.

Server Virtualization. Virtualization is the process of presenting a logical grouping of computing resources so they can be accessed in ways that give benefits over the original configuration. A good example of virtualization is multiprocessing computer architectures. This is the practice of partitioning or splitting up one server to appear as multiple servers. Using virtualization software provided by third party vendors such as VMWare, a client can run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We executed a nationwide Physical to Virtual server consolidation project for a major establishment of the U.S. government. We began by architecting, designing and migrating approximately 800 servers. Early successes led the client to expand to all 4,000 servers. We led the client’s Advanced Computing Environment (ACE) virtual server project utilizing VMWare’s ESX 3.0.1 to virtualize everything from application and print servers to terminal servers and domain controllers. The migration was transparent to the end user - there was no server downtime and no lost data.

Program Management.   Our program managers are subject matter experts who are skilled in managing complex programs dealing with leading edge technologies. Our engagements span a broad range of tasks such as feasibility studies, concept and strategy planning, business process development and reengineering, and project execution. Our staff has a thorough understanding of the technical basis for management and therefore provides clients with expertise connecting technical delivery with sound project management using earned value management processes. We have provided program, portfolio and project management, risk management, master scheduling and acquisition management services to the DHS’s Wireless Management Office. In fact we supported the creation, deployment and maintenance of the multi-billion dollar Integrated Wireless Network (IWN) program.

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

During 2006, we derived approximately 65% of our revenue from our Advanced Server Management subcontract. During that same period, we derived approximately 13% of our revenue from a prime contract with the DHS. We also entered into several subcontracts under which we provided IT services to various programs and divisions of DHS. These subcontracts provided the balance of our 2006 revenue.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. Having a GSA Contract allows us to compete for and secure prime contracts with all executive agencies of the U.S. government, as well as other national and international organizations. Our GSA Schedule 70 was expanded and extended in June 2006 to encompass 85 different labor categories for a three year term. To date, we have one prime contract under our GSA Contract with 2006 revenues of approximately $825,000. We have used the GSA Contract as a basis for pricing our current and proposed work. We intend to continue using our GSA Contract to facilitate the sale of IT consulting services to the U.S. government.

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

When we experience contract terminations or reductions in customer staffing requirements, we attempt to identify other revenue generating project opportunities with our existing prime contractors or others to redeploy those employees who are no longer providing billable services. In March 2006, in response to the termination of the contract discussed above, we placed several formerly billable employees on unpaid leave, realigned positions of our business development staff, and redirected our selling and marketing activities towards those opportunities that heightened the probability of increased revenues in 2006, while preserving our long term business development initiatives. We are focusing on a Tactical Program that seeks to grow business with existing clients and a Strategic Program that aligns us with major procurement activity for long term growth.

We are actively pursuing opportunities to develop additional revenues in new and existing target markets. In March 2006 we opened a regional office in Jackson, Mississippi, hired a new business development employee, and retained a lobbying firm to pursue state and local government business opportunities within the Gulf Coast region. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are member of one of only seven teams that won the U.S. Army’s recent Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

Although we believe that our future prospects are robust, the lengthy government financing and procurement processes may result in temporary operating losses until revenue increases to support our infrastructure and provides consistent profitability.

During 2006, we continued the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private biometric technology company headquartered in Buffalo, New York. TouchThru™ is the first biometric product we have developed and had planned to market and sell it in 2006. However, although we have demonstrated working prototypes and pre-production units of TouchThru™ at several trade shows and to potential customers, we have decided to postpone our marketing and sales efforts on the current version of TouchThru™ pending the release by Ultra-Scan of a revised and improved version of the scanner which is under development. We believe that the revised scanning technology and TouchThru™ will be available by the end of 2007 or early 2008. We believe that the new technology will reduce the size and cost of our access control terminal and significantly enhance our marketing and sales success. We expect that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. Given our limited financial resources at this time and other business priorities, this may be deferred until the market is better established and we have the necessary working capital to support this product. We will continue to monitor the market and to determine when to enter this market in the future at the appropriate time and with sufficient resources. We have trademarked TouchThru™, True Identity Access™, and True Identity Access Control™, phrases which we intend to use in the marketing effort.

The U.S. Government Technology Services Market

The ongoing transformation of the U.S. government’s information systems and communication networks is creating an increase in the government’s demand for IT services. According to INPUT, the leading analyst organization that tracks and reports on contracting and procurement activities of the public sector, U.S. government IT spending that is contracted out is projected to increase by $19.6 billion, from $59.2 billion in government fiscal 2005 to $78.8 billion in government fiscal 2010, a compound annual growth rate of approximately 5.9%.

We expect that the U.S. government’s demand for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the government on the transformation of its information technology programs. INPUT forecasts that the percentage of IT spending that is contracted out by the U.S. government will reach a high of 86% of total IT spending in government fiscal 2009.

We believe the following industry trends will also continue to drive the U.S. government technology services market:

•
Continued focus on mission-critical initiatives.    Since the events of September 11, 2001, the U.S. government has made the transformation of its information technology infrastructure a major priority. According to INPUT, the U.S. government IT services “commercial” segment, which is comprised of outsourcing, professional services, consulting, training, systems integration and processing services, is projected to grow from $25.1 billion in government fiscal 2004 to $35.3 billion in government fiscal 2009, representing a projected compounded annual growth rate of 7.1%.

•
Increased Federal Government reliance on outsourcing.    According to INPUT, outsourcing through the use of outside providers to provide U.S. government services is projected to grow from $11.7 billion in government fiscal 2004 to $17.4 billion in government fiscal 2009, representing a projected compounded annual growth rate of 8.3%.

We believe that the U.S. government is increasingly turning to the information technology industry to execute support processes and functions that were historically performed by government employees. According to INPUT, the size of the U.S. government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the Department of Defense, decreased by 1.1 million workers during the period from 1990 through 2000, representing a 22% decline. The Government Accounting Office (GAO) has warned of further attrition due to retirement of U.S. government workers during the period 2003 through 2006.

We believe that homeland security will have the greatest impact on three specific segments of the U.S. government IT market: information security, communications and knowledge management. We believe that the rapid pace of technological innovations and the U.S. government’s increasing reliance on complex IT infrastructure, combined with a decline in the size of the U.S. government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the U.S. government’s increased use of service providers to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the government increases its reliance on outsourcing for its IT needs. These trends include:

•
The aging of the U.S. government’s workforce.    According to INPUT, the U.S. government has estimated that more than 30% of current members of the government workforce, as described above, in supervisory positions will be eligible for retirement by 2007, and the average age of government employees increased from 42 years of age in 1990 to 46 years of age in 2004. In April 2001, the GAO concluded in a report that the U.S. government’s human capital challenges were adversely affecting the ability of many agencies to carry out their missions. The GAO reiterated this conclusion in its January 2003 updated Report.

•
Increased U.S. Government emphasis on competitive sourcing.    The current administration has made competitive sourcing a major initiative of its management agenda. According to the President’s Management Agenda, which was issued in 2001 and for which progress reports continue to be issued, nearly half of all U.S. government employees perform tasks that are available in the commercial marketplace. To the extent that the size of the U.S. government workforce decreases, we believe that the government will have an increased need for entities that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse information technology requirements of the various U.S. government agencies.

•
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

We also will compete with a significant number of established and startup companies that have developed or are developing and marketing software and hardware for fingerprint biometric access control and security applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. Our fingerprint scanning product, TouchThru™, faces intense competition from a number of companies that are actively engaged in developing and marketing fingerprint and hand-recognition products, including Recognition Systems, Inc. (a company owned by Ingersoll Rand, Inc.), Identix, Incorporated, Cogent, Inc., Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola, Inc.), and CrossMatch Technologies, Inc. In addition, we will face competition from non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will enter the market and become significant long-term competitors. At December 31 2006, we have built sales demonstration and pre-production units of our primary biometric product, TouchThru™. However, we have not earned any revenues from the sale of that product nor do we have a backlog of orders. As stated under the section “Project Management”, we do not anticipate undertaking significant marketing or sales activity on TouchThru™ until late 2007 or early 2008.

Our competitors in general have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities and experience than we do.

Patents and Intellectual Property

In 2003, we acquired certain non-exclusive rights to use intellectual property owned by Ultra-Scan Corporation under a license agreement with a term of two years with successive renewals for three year periods unless either party provides written notice to the other of its intent not to renew at least 90 days prior to the then current termination date. The next renewal date is in June 2007. Ultra-Scan’s intellectual property covers ultrasonic (acoustic imaging) biometric identification systems and fingerprint matching algorithms and related software.

In 2004, we acquired trademarks for TouchThru™, True Identity Access™ and True Identity Access Control™.

Recent Capital Raising Activities

On March 3, 2006, we engaged the services of a consultant and issued it a warrant to acquire 500,000 shares of our common stock, exercisable at $.30 per share which expires on March 2, 2011. The warrant is only exercisable in increments of 100,000 common shares that become vested as we realize aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on our behalf. The agreement has been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded as the performance criteria are met.

On November 30, 2006, Northwest Hampton Holdings, LLC converted $14,000 of principal of our outstanding notes payable into 280,000 unregistered shares of common stock in accordance with the terms of the note.

During December 2006, we issued 100,000 shares of common stock for $25,000.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend. No underwriter was involved in these transactions.

Employees

As of December 31, 2006, we had 75 full-time employees, including 65 in information technology services, two in executive management, one in engineering, two in finance and administration and five in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

Our ability to develop, manufacture and market our products and services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal corporate headquarters are located at 60 Office Park Way, Pittsford, NY 14534. Since January 1, 2005, our business is exclusively in the field of IT services. We maintain a website at www.us-igi.com. The content of our website shall not be deemed part of this report.

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

Risks Related to our Industry

We depend on prime contracts or subcontracts with the U.S. government for substantially all of our revenue, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived 100% of our total revenue from continuing operations in 2006 from U.S. government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our revenue for the foreseeable future from work performed under U.S. government contracts, as we have in the past, and from new marketing efforts focused on state and local governments. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the U.S. government.

Because we derive a significant portion of our revenue from contracts with the U.S. government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. government contract programs. Changes in U.S. government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in U.S. government contracting policies, could cause U.S. governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our U.S. government contracting business include:

•	changes in U.S. government programs or requirements;

•
budgetary priorities limiting or delaying U.S. government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

•	reduction in the U.S. government's use of technology solutions firms; and

•	an increase in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts.

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

Our profit margin, and therefore our profitability, is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our profit margin and our profitability will suffer. The rates we charge for our IT Services are affected by a number of factors, including:

•	our clients' perception of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of holidays, vacations, and slow downs by our clients, which may have a more significant effect in the fourth quarter;

•	our ability to transition employees from completed engagements to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage employee turnover.

We have implemented cost-management programs to manage our costs, including personnel costs, support and other overhead costs. Some of our costs, like office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenues. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of revenue varies.

If we fail to meet our contractual obligations to our clients, our ability to compete for future work and our financial condition may be adversely affected.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we may be exposed to legal claims in the future. Effective January 1, 2007, we have acquired errors and omissions insurance with coverage limits of $500,000 and a deductible payable by us of $50,000. The policy limits may not be adequate to provide protection against all potential liabilities. As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue and could subject us to penalties and sanctions.

The government agencies we work for generally have the authority to audit and review our contracts with them and/or our subcontracts with prime contractors. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received payment or reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work which would have a negative impact on our business.

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

U.S. government contracts generally contain provisions, and are subject to laws and regulations, that give the U.S. government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. government to:

•	terminate our existing contracts;

•	reduce potential future income from our existing contracts;

•	modify some of the terms and conditions in our existing contracts;

•	suspend or permanently prohibit us from doing business with the U.S. government or with any specific government agency;

•	impose fines and penalties;

•	subject us to criminal prosecution;

•	subject the award of some contracts to protest or challenge by competitors, which may require the contracting U.S. agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

•	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

•	decline to exercise an option to extend an existing multiple year contract; and

•	claim rights in technologies and systems invented, developed or produced by us.

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

In addition, U.S. government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests.

The competitive bidding process presents a number of risks, including the following:

•	we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

•	we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To develop new business opportunities, we rely primarily on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

Many of our U.S. government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Some of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them, and in each instance our operating results could be materially adversely affected. We are in the process of applying for a secret facilities clearance with the Defense Security Service. There is no assurance that we will be granted a facilities clearance.

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

We must observe laws and regulations relating to the formation, administration and performance of U.S. government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

•	allow our U.S. government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	require us to disclose and certify cost and pricing data in connection with contract negotiations;

•	require us to prevent unauthorized access to classified information; and

•	require us to comply with laws and regulations intended to promote various social or economic goals.

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

We derived approximately 87% of our total revenue in 2006 from contracts under which we acted as a subcontractor. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business

We experienced an operating loss and a net loss in 2006.

During 2006, we generated an operating loss of approximately $1.9 million and a net loss of approximately $1.6 million. As of December 31, 2006, we had an accumulated deficit of approximately $30.3 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, we decided to increase our expenses for marketing and selling efforts beginning in 2005. In March 2006, one of our subcontracts for services to the U.S. government ended when additional funds were not approved. During 2005, we earned approximately $2.2 million or 26% of our sales from this subcontract. As a result of these factors we generated an operating loss in 2006. Until we close new contracts and earn additional sales or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis, or at all.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2006, we had current liabilities, including trade payables, of approximately $2.7 million and long-term liabilities of $1.9 million. We had working capital deficit of approximately $2.1 million and a current ratio of .22. Our objective is to improve our working capital position from profitable operations. We may continue to experience working capital shortages that impair our business operations and growth strategy if we continue to incur operating losses or net losses and as a result, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December 31, 2006, the (Osley & Whitney, Inc.) O&W defined benefit pension plan had an accrued pension obligation liability of $2,473,391 and an accumulated other comprehensive loss of $2,578,639 which we recorded as a reduction of stockholders’ equity.

As plan sponsor, we were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004 or 2006. During 2005, we did not make all required contributions. We currently do not have the funds available to make required contributions which currently approximate $1.4 million. We recorded defined benefit pension expense of approximately $411,000 in 2006, including excise taxes of $213,000 for failing to make plan contributions and plan expense of $222,000 in 2005, including excise taxes of $55,200. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made. If we were to incur additional excise taxes, we could lose the ability to generate cash using our secured accounts receivable financing line or from other financing sources.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2006, we raised approximately $2.1 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources. Certain debt holders have agreed to extensions of the maturity dates of their notes, most recently to January 2008. We cannot provide assurance that we will be able to obtain further extensions of maturity dates or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We may require additional financing in the future, which may not be available on acceptable terms.

We may require additional funds for working capital and general corporate purposes. We cannot provide assurance that adequate additional financing will be available or, if available, will be offered on acceptable terms.

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

We have secured an accounts receivable financing line of credit in the amount of $800,000 from an independent finance organization that provides us with the cash needed to cover such employee-related costs. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

Acquisitions involve additional risks, including:

•	diversion of management's attention;

•	difficulty in integration of the acquired business;

•	loss of significant clients acquired;

•	loss of key management and technical personnel acquired;

•	assumption of unanticipated legal or other financial liabilities;

•	becoming significantly leveraged as a result of debt incurred to finance acquisitions;

•	unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•	costs of our personnel’s time, travel, legal services and accounting services in connection with a proposed acquisition; that may not be recovered;

•	impairment charges for acquired intangible assets, including goodwill that decline in value; and

•	dilution to our earnings per share as a result of issuing shares of our stock to finance acquisitions.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenue and earnings we anticipated. We will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us. In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable. We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions. Future issuances of our common stock in connection with acquisitions may dilute our earnings per share.

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

Our license agreement with Ultra-Scan Corporation is subject to termination.

Our license agreement with Ultra-Scan Corporation, our licensor of the fingerprint scanning technology, provides for certain non-exclusive rights to use intellectual property owned by Ultra-Scan Corporation with a term of two years with successive renewals for two year periods unless either party provides written notice to the other of its intent not to renew at least 90 days prior to the then current termination date. If Ultra-Scan Corporation terminated our license agreement, we would not be able to market and sell our TouchThru™ product incorporating Ultra-Scan’s technology.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith and James D. Frost. The loss of either of these key employees may materially adversely affect our business. Presently, we only have term "key man" life insurance on the life of Michael Smith in the amount of $500,000.

Risks Related to our Common Stock

Six stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of March 31, 2007, six individuals or their affiliates owned approximately 21.5%, 4.9%, 4.7%, 4.5%, 2.2%, and 2.2% (40% in the aggregate) respectively of our outstanding common stock (excluding stock options, warrants and convertible notes).

In addition, two individuals have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share. If both parties converted all of the principal and accrued interest into common stock, these two individuals, including their current holdings, would own approximately 26.1% and 19.7%, respectively, of our then outstanding common stock. However, the shares of common stock issuable upon the proposed conversions may not result in a change in control which would limit the use of our net operating loss carryforwards We estimate at March 31, 2007, that substantially all convertible notes payable and accrued interest could be converted to shares of common stock, (representing 43.2% of the then outstanding common stock) without affecting a change of control that would limit the use of our net operating loss carryforwards. If the two individuals converted all of their notes payable and accrued interest into shares of common stock, then seven individuals or their affiliates would own approximately 65.9% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

The concentration of large percentages of ownership by a single stockholder may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to:

•	volatility in the trading markets generally;

•	significant fluctuations in our quarterly operating results;

•	announcements regarding our business or the business of our competitors;

•	changes in prices of our or our competitors' products and services;

•	changes in product mix; and

•	changes in revenue and revenue growth rates for us as a whole or for geographic areas, and other events or factors.

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

Our quarterly revenues, operating results and profitability will vary from quarter to quarter and other factors may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The changes in the market price of our common stock may also be for reasons unrelated to our operating performance. Some other factors that may cause the market price of our common stock to fluctuate substantially include:

•	the failure to be awarded a significant contract on which we have bid;

•	the termination by a client of a material contract;

•	announcement of new services by us or our competitors;

•	announcement of acquisitions or other significant transactions by us or our competitors;

•	changes in or failure to meet earnings estimates by securities analysts;

•	sales of common stock by IGI or existing stockholders, or the perception that such sales may occur;

•	adverse judgments or settlements obligating us to pay liabilities;

•	unforeseen legal expenses, including litigation costs;

•	changes in the value of the defined pension plan assets, required cash contributions and related pension expense as well as the impact of regulatory oversight of pension plans in general;

•	changes in management;

•	general economic conditions and overall stock market volatility;

•	changes in or the application of accounting principles generally accepted in the U.S.;

•	reduced demand for products and services caused, for example, by competitors;

•	the lack of availability or increase in cost of key components and subassemblies;

•	the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	expenses related to acquisitions or mergers; and

•	impairment charges arising out of our assessments of goodwill and intangibles.

The price of our common stock may be adversely affected by the possible issuance of shares as a result of the exercise of outstanding warrants and options.

As of December 31, 2006 we have granted options to employees, consultants and directors covering 4,421,000 shares of our common stock under our stock option plans. In addition, we have issued warrants to purchase 725,000 shares of our common stock at December 31, 2006. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

ITEM 2. PROPERTIES

The table below lists our facility locations and square feet owned or leased. The Pittsford, New York lease includes an escalation provision for property taxes. The Vienna, Virginia rent includes utilities. The Vienna, Virginia lease includes escalation provisions for operating expenses and property taxes.

	Owned	Leased	Annual Rent	Termination Date
At December 31, 2006:
Pittsford, NY	-	2,942	$27,820	2009
Vienna, VA	-	2,930	$76,180	2008

We believe all properties are in good operating condition. We do not own or intend to invest in any real property and currently have no policy with respect to investments or interests in real estate, real estate mortgage loans or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”) under the symbol IMCI.OB. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 2006	High	Low

First Quarter	$0.45	$0.20
Second Quarter	$0.66	$0.30
Third Quarter	$0.62	$0.29
Fourth Quarter	$0.65	$0.36

Year Ended December 31, 2005	High	Low

First Quarter	$0.20	$0.07
Second Quarter	$0.34	$0.10
Third Quarter	$0.40	$0.14
Fourth Quarter	$0.44	$0.10

At December 31, 2006, we had approximately 1,500 beneficial stockholders of record.

Recent Sales of Unregistered Securities.

On March 3, 2006, we engaged the services of a consultant and issued it a warrant to acquire 500,000 shares of our common stock, exercisable at $.30 per share which expires on March 2, 2011. The warrant is only exercisable in increments of 100,000 common shares that become vested as we realize aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on our behalf. The agreement has been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded as the performance criteria are met.

On November 30, 2006, Northwest Hampton Holdings, LLC converted $14,000 of principal of our outstanding notes payable into 280,000 unregistered shares of common stock in accordance with the terms of the note.

During December 2006, we issued 100,000 shares of common stock for $25,000.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend. No underwriter was involved in these transactions.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 10 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

Beginning in the second quarter of 2003 we commenced operations in the field of information technology (IT) consulting services and biometric technology, and we opened an office in the Washington, D.C. metropolitan area. We now provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.

As of December 31, 2004, we sold or closed all of our prior businesses. Currently, our sole business is the provision of IT consulting services.

The following discussion relates to the businesses that were sold or closed and the current effect on our operations and financial position.

Osley & Whitney, Inc. Retirement Plan

Since our sale of all of the common stock of Osley & Whitney, Inc. (O&W) on December 30, 2002, we have continued to act as the sponsor of the O&W Retirement Plan.

At December 31, 2006, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,471,391 and an accumulated other comprehensive loss of $2,578,639 which we have recorded as a reduction of stockholders’ equity. The market value of plan assets increased from $3,315,526 at December 31, 2005 to $3,457,115 at December 31, 2006. The increase was comprised of investment returns of $613,308 which were offset by benefit payments of $406,300 and expenses paid of $65,419. The benefit obligation decreased during 2006 by $101,997 to $5,619,139 at December 31, 2006 as a result of benefits paid of $406,300 and an actuarial gain of $11,057 which were offset by interest cost of $315,360

At December 31, 2005, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,405,612 and an accumulated other comprehensive loss of $3,046,855 which we recorded as a reduction of stockholders’ equity. The market value of plan assets decreased from $3,510,324 at December 31, 2004 to $3,315,524 at December 31, 2005. The decrease was comprised of payment of benefits of $413,193 and expenses paid of $90,964, which were offset in part by an investment return of $127,918 and contributions of $181,439. The benefit obligation increased during 2005 by $33,525 to $5,721,136 at December 31, 2005 as a result of benefits paid of $413,193 which were offset by an actuarial loss of $131,358, and interest cost of $315,360.

As plan sponsor, we were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004 or 2006. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We currently do not have the funds available to make required contributions which currently approximate $1.4 million. We recorded defined benefit pension expense of approximately $411,000 in 2006, including excise taxes of $213,000 for failing to make plan contributions and $222,000 in 2005, including excise taxes of $55,200. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made.

In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328 (which includes quarterly cash disbursements aggregating approximately $455,000 for the year ended December 31, 2004 and unfunded prior year amounts). In August 2006, we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 and 2004 plan years.

Although we have acted as the sponsor of the Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party. We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the Plan, adjustments to our financial statements may be necessary.

Express Pattern (EP) Note Receivable

On March 14, 2002, we sold the net assets of EP. The remaining balance of the note receivable at December 31, 2005 after the offset and write-off was approximately $74,000. The interest earned on this note through December 31, 2005 in the amount of $27,545 was fully reserved, because we believed that collection of the interest was doubtful at that time. In December 2006, we collected the principal balance of $74,000 and recorded interest income of $22,103 upon collection, in full satisfaction for all amounts owned.

Sales of Laser Fare Assets

In 2003, we decided to sell the net assets of the Laser Group and sold a portion of the business on December 31, 2003 and the remaining business on December 31, 2004.

We sold the remaining assets of our Laser Group to Rolben Acquisition Corporation, a company affiliated with LFI, on December 31, 2004. The purchase price for the remaining assets consisted of Rolben’s assumption of substantially all of the liabilities of Laser Fare, Inc. and the delivery of promissory notes in the aggregate amount of approximately $2.1 Million. Because certain required consents were not yet obtained, we remained obligated under several notes to UPS Capital Business Credit (“UPS”) and the Rhode Island Industrial Facilities Corporation (“RIIFC”) in the same amounts as the notes from Rolben. In May 2005, the buyer obtained new bank financing and paid off all of LF’s notes receivable, which proceeds were used to pay off LF’s bank promissory notes and capital lease obligation.

IT Consulting Strategy

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

Liquidity and Capital Resources

At December 31, 2006, we had cash of $73,786 available for our working capital needs and planned capital asset expenditures.

At December 31, 2006, we had working capital deficit of approximately $2.1 million and a current ratio of .22. Our objective is to improve our working capital position from profitable operations. If we continue to incur operating losses or net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock and financing through sales with recourse of our accounts receivable.

We established in 2004 a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At December 31, 2006, we had approximately $70,000 of availability under this line and could finance up to another approximately $70,000 based on eligible accounts receivable at December 31, 2006.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. During 2005, one consultant provided services to us valued at $89,328. Those services were paid with 300,000 shares of our common stock.

We have issued stock options and warrants to service providers and recorded $21,785 of expense during 2006 and $2,381 during 2005 related to these issuances.

We do not have sufficient funds to pay the required contributions to the Osley &Whitney, Inc. Retirement Plan (Plan) which currently approximate $1.4 million. We were required to contribute amounts in 2004, 2005 and 2006 and are required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. In March 2005, we filed a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328. In August 2006, we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 and 2004 plan years. As a result of these denials and our inability to fund pension plan contributions which were due through September 2006, we have evaluated various alternatives. We recorded defined benefit pension expense of approximately $411,000 in 2006, including excise taxes of $213,000 for failing to make plan contributions and plan expense of $222,000 in 2005, including excise taxes of $55,200. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes of up to 100% of required plan contributions that were not made. If we were to incur additional excise taxes, we could lose the ability to generate cash using our secured accounts receivable financing line or from other financing sources.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure pension payments due to the Plan. This lien is subordinate to liens that secure accounts receivable financing and notes payable. Although we have acted as the sponsor of the Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party. We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the Plan, adjustments to our financial statements may be necessary.

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

We are actively pursuing opportunities to develop additional revenues in new and existing target markets. In March 2006 we opened a regional office in Jackson, Mississippi, and hired a new business development employee to pursue state and local government business opportunities within the Gulf Coast region. We also retained a lobbying firm to assist us in that effort. Moreover, we are channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are member of one of only seven teams that won the U.S. Army’s recent Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

Although our future prospects appear promising, the lengthy government financing and procurement processes may result in temporary operating losses until sales increase to support our infrastructure and provide consistent cash flow to support profitability.

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

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

The following table compares our statement of operations data for 2006 and 2005. We commenced the operations of our IT Services Group in the second quarter of 2003. The trends suggested by this table are not indicative of future operating results due to the startup nature of our IT Services Group.

	Year Ended December 31,
		As a % of		As a % of	% Increase	Amount of
	2006	Sales	2005	Sales	(Decrease)	Change

Sales	$6,444,706	100.0%	$8,505,199	100.0%	(24.2)%	$(2,060,493)
Cost of services	4,814,826	74.7	5,962,989	70.1	(19.3)	(1,148,163)
Gross profit	1,629,880	25.3	2,542,210	29.9	(35.9)	(912,330)
General and administrative	908,073	14.1	1,142,322	13.4	(20.5)	(234,249)
Defined benefit pension plan	410,777	6.4	221,860	2.6	85.2	188,917
Selling	1,595,221	24.8	777,645	9.1	105.1	817,576
Research and development	256,113	4.0	318,038	3.7	(19.5)	(61,925)
Impairment loss and inventory obsolescence	261,100	4.1	-	0.0		261,100
Depreciation and amortization	97,488	1.5	41,547	0.5	134.6	55,941
Write-off of capitalized financing costs	-	0.0	44,857	0.5		(44,857)
Total operating expenses	3,528,772	54.8	2,546,269	29.9	38.6	982,503
Operating loss	(1,898,892)	(29.5)	(4,059)	(0.0)	46,682.3	(1,894,833)
Net interest expense	(194,270)	(3.0)	(269,513)	(3.2)	(27.9)	75,243
Other income	498,088	7.7	298,985	3.5	66.6	199,103
Income tax expense	(7,300)	(0.1)	(3,500)	(0.0)	108.6	(3,800)
Net income (loss) from continuing operations	(1,602,374)	(24.9)	21,913	0.3	(7,412.4)	(1,624,287)
Income from discontinued operations	-	0.0	12,233	0.1	(100.0)	(12,233)
Net income (loss)	$(1,602,374)	(24.9)%	$34,146	0.4%	(4,792.7)%	$(1,636,520)

Net income (loss) per share-basic and diluted	$(0.08)		$-

Sales

Sales for the year ended December 31, 2006 decreased substantially by $2,060,493 or 24.2% to $6,444,706 as compared to sales for the year ended December 31, 2005 of $8,505,199. In March 2006, one of our subcontracts for services to the U.S. government ended when required additional funds were not approved. We earned approximately $2.2 million or 26% of our revenue from this subcontract during the year ended December 31, 2005. One other subcontract had staffing reductions. Due to the nature of certain of our contracts, contract terminations occur when projects are completed or when appropriations of funds are used and new appropriations are not approved.

We have submitted proposals and have identified opportunities for other new contracts to replace sales that did not continue in the ordinary course of business, as well as to increase our sales. During the year ended December 31, 2006 we completed new agreements and received new and expanded consulting services purchase orders. Beginning in August 2006, we began to staff new projects and continued to staff those projects with new employees during the fourth quarter of 2006. Certain of these projects are short-term in nature and accordingly we expect fluctuations in sales until longer term contracts are closed.

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

During the year ended December 31, 2006 and continuing in 2007, we are actively pursuing opportunities to develop additional sales in new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, hired a new business development employee and retained a lobbying firm to pursue state and local government business opportunities within the Gulf Coast region. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our posture as a government contractor.

We are focusing on a tactical program that seeks to grow business with existing clients and a strategic program that aligns us with major procurement activity for long term growth. We terminated our former business development director during the fiscal quarter ended March 31, 2006 and hired a new business development director, who commenced employment on June 1, 2006, in our Vienna, Virginia office with the objective of increasing our sales. During the fourth quarter of 2006, we recruited new employees to fill positions in our expanded service provider role with a major subcontractor to the U.S. government.

Early successes in our 2006 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major technology company. In addition, we are a member of one of only seven teams that in March 2006 won the U.S. Army’s Strategic Services Sourcing (S3) Government-Wide Acquisition Contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource, as well as a provider of network and software services. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

Although we believe that our future prospects are robust, the lengthy government financing and procurement processes may result in operating losses until revenue increases to support our infrastructure and provides consistent profitability.

Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to the IT Services Group. Cost of sales for the year ended December 31, 2006 was $4,814,826 or 74.7% of sales as compared to $5,962,989 or 70.1% of sales for the year ended December 31, 2005. Gross profit was $1,629,880 or 25.3% of sales for 2006 compared to $2,542,210 or 29.9% of sales for 2005. The decrease in gross profit is due to a change in the mix of our business resulting from the termination of one contract, a reduction in staffing for another contract, and the costs of employees who did not generate billable revenue after contract reductions. In addition, we recorded $28,184 as cost of sales as a result of adopting SFAS 123R in 2006. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the year ended December 31, 2006 decreased by $234,249 or 20.5%. In 2006, we experienced a decrease in accounting and legal expenses as a result of completing audits of our financial statements and related regulatory filings in 2005.

As a percentage of sales, general and administrative expenses were 14.1% for the year ended December 31, 2006 and 13.4% for the year ended December 31, 2005. We anticipate that general and administrative expenses as a percent of sales will decrease as we continue to implement our business strategy and grow our sales. In addition, we recorded $9,807 as expense for the year ended December 31, 2006 as a result of adopting SFAS 123R. For 2006 we reclassified defined benefit pension plan expense from general and administrative expense to a separate line item.

Defined Benefit Pension Plan Expenses

Defined benefit pension expenses include expenses (including excise taxes, professional services and interest costs) associated with the O&W defined benefit retirement plan of $410,777 for the year ended December 31, 2006 and $221,860 for the year ended December 31, 2005, an increase of $188,917. During the year ended December 31, 2006 we received a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 plan year of $979,328. As a result of these denials and our inability to fund pension plan contributions which were due in 2006, we recorded defined benefit pension expense of approximately $411,000 in 2006, including excise taxes of $213,000 for failing to make plan contributions and $222,000 in 2005, including excise taxes of $55,200. Since the waivers were not granted, we have evaluated various alternatives.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure pension payments due to the Plan. This lien is subordinate to liens that secure accounts receivable financing and notes payable. Although we have acted as the sponsor of the Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party. We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the Plan, adjustments to our financial statements may be necessary.

Selling Expenses

For the year ended December 31, 2006, we incurred selling expenses of $1,595,221 associated with the growth of business in our IT Services Group, compared to $777,645 for the year ended December 31, 2005, an increase of $817,576. We recorded $205,059 of expense for the year ended December 31, 2006 as a result of adopting SFAS 123R. Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses.

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

Research and Development, Impairment Loss and Inventory Obsolescence

For the year ended December 31, 2006, we continued the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private biometric technology company headquartered in Buffalo, New York. TouchThru™ is the first biometric product we have developed and had planned to market and sell it in 2006. We recorded $256,113 of research and development expense compared to $318,038 for the year ended December 31, 2005, a decrease of $61,925. Expenses are related to the development of the TouchThru™ access control terminal including product testing and documentation. Also included are expenses incurred to examine new business opportunities. During the year ended December 31, 2006, we eliminated one engineering position since the TouchThru™ product development was substantially complete.

During the year ended December 31, 2006, we recorded an impairment loss of approximately $235,000 related to the carrying costs of TouchThru™ capitalized software development costs, tooling costs and approximately $26,000 of inventory obsolescence related to inventory we determined to be obsolete. Our TouchThru™ unit was designed around Ultra-Scan’s unique ultrasonic scanner. Although we have demonstrated working prototypes and pre-production units of TouchThru™ at several trade shows and to potential customers, we have decided to postpone our marketing and sales efforts on the current version of TouchThru™ pending the release by Ultra-Scan of a revised and improved version of the scanner which is under development. We believe that the revised scanning technology and TouchThru™ will be available by the end of 2007 or early 2008. We believe that the new technology will reduce the size and cost of our access control terminal and significantly enhance our marketing and sales success. Given these and other uncertainties, during 2006, we recorded an impairment loss for TouchThru™ tooling costs and the balance of unamortized capitalized software development costs. In addition, we determined all related inventory was obsolete.

Although we are in a position to market and sell that product, we have revised our strategy based on Ultra-Scan’s development of a next generation scanner that is expected to replace the current scanner. We plan to market and sell a re-designed TouchThru™ unit. We will expend very limited resources on our current product version to introduce the capabilities of this product to the market. The TouchThru™ unit will be marketed in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the year ended December 31, 2006, we delivered demonstration and pre-production units for trial to certain prospective customers in two industries.

We believe that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. Given our limited financial resources at this time and other business priorities, this may be deferred until the market is better established and we have the necessary working capital to support this product. We will continue to monitor the market and to determine when to enter this market in the future at the appropriate time and with sufficient resources.

Depreciation and Amortization

Depreciation and amortization expense was $97,488 for the year ended December, 31 2006 compared to $41,547 for the year ended December 31, 2005. This increase is due to depreciation of equipment and software that were added in 2005 and 2006 and amortization of software development costs as we began to place TouchThru™ demonstration units with prospective customers.

Write-off of Capitalized Closing Costs

During, 2005, the buyer of the assets and businesses of our prior business, LF, obtained new bank financing. The buyer paid all of its notes receivable to us, which proceeds were used to pay off all of LF’s bank promissory notes and LF’s capital lease obligation. As a result we wrote off the balance of LF’s capitalized financing costs of $44,857. There was no write-off of capitalized financing costs in 2006.

Operating Loss

For the year ended December 31, 2006 our operating loss was $1,898,892 compared to an operating loss of $4,059 in the year ended December 31, 2005.

The increase of $1,894,833 is principally attributable to:

•	a decrease in gross profit of $912,330 incurred as a result of a decrease in sales of $2,060,493 and a decline in gross profit margin from 29.9% to 25.3%;

•	recording an impairment loss and inventory obsolescence of $261,100 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $817,576 as we increased efforts to grow sales, including expense of $205,059 as a result of adopting SFAS 123R in 2006;

•
recording $213,000 of excise taxes on unpaid contributions related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions; and

•	an offset in part by a decrease in general and administrative expense of $234,249.

Included in the above are expenses of $243,050 as a result of adopting SFAS 123R in 2006 and $21,785 as a result of warrants and stock options issued to consultants.

The non-recurring write off of capitalized financing costs of $44,857 recorded in the year ended December 31, 2005 contributed to the reduction of operating income for the year ended December 31, 2005.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $194,270 for the year ended December 31, 2006 compared to $269,513 for the year ended December 31, 2005. The reduction in net interest expense of $75,243 was principally due to a decrease in the volume of accounts receivable invoices that were financed in 2006 compared to 2005. We also recorded interest income of $22,103 upon collection of the balance of the note due from Express Pattern.

Other Income

Other income for the year ended December 31, 2006 was $498,088 compared to other income of $298,985 recorded in the year ended December 31, 2005. This was an increase of $199,103 or 66.6%

We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra’s Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and entered into a settlement with the defendants in January 2006 and we received and recorded other income of $498,088, net of legal fees and expenses of $164,412, in the first quarter of 2006.

Other income for the year ended December 31, 2005 is a gain on settlement with a terminated employee of $290,533, which consists of his return to us of 500,000 shares of our common stock less legal expense that we incurred in connection with the settlement. The shares were valued at the fair value on the date the settlement agreement was executed. Another component of other income for the year ended December 31, 2005 consists of a gain on the sale of office equipment of $8,452 in connection with the relocation and sublease of office space in the Washington, D.C. area. These total $298,985.

Income Taxes

Income tax expense was $7,300 and $3,500 for the year ended December 31, 2006 and 2005, respectively, consisting of state taxes.

Income From Discontinued Operations

We recorded income from discontinued operations of $12,223 for the year ended December 31, 2005 which was the result of our former business, the Photonics Group, which was reclassified as discontinued operations and no income was recorded from discontinued operations for the year ended December 31, 2006.

Net (Loss) Income

For the year ended December 31, 2006, we recorded a loss from continuing operations and a net loss of $(1,602,374), or $(.08) per share. This compares to income from continuing operations of $21,913 or $.00 per share and net income of $34,146 or $.00 per share for the year ended December 31, 2005.

The decrease of $1,636,520 from net income to a net loss is principally attributable to:

•	a decrease in gross profit of $912,330 incurred as a result of a decrease in sales of $2,060,493 and a decline in gross profit margin from 29.9% to 25.3%;

•	recording an impairment loss and inventory obsolescence of $261,100 related to the carrying values of TouchThru™ assets;

•	an increase in selling expenses of $817,576 as we increased efforts to grow sales, including expense of $205,059 as a result of adopting SFAS 123R in 2006;

•
recording $213,000 of excise taxes on unpaid contributions related to the O&W defined benefit retirement plan upon receiving a reply from the Department of the Treasury denying our request for waivers of the minimum funding standard and our inability to make required pension plan contributions;

•	an offset in part by a decrease in general and administrative expense of $234,249 and net interest expense of $75,243; and

•	an offset in part due to an increase in other income of $199,103 in 2006 from $298,985 in 2005 to $498,088 in 2006.

Included in the above are expenses in 2006 of $243,050 as a result of adopting SFAS 123R and $21,785 as a result of warrants and stock options issued to consultants

Critical Accounting Policies and Estimates

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

Revenue Recognition

Consulting revenues are recognized as the consulting services are provided. Client deposits received in advance are recorded as liabilities until associated services are completed. During the year ended December 31, 2006 sales to three customers accounted for 97% (91% in 2005) of total revenues from continuing operations and 93% (92% in 2005) of accounts receivable at December 31, 2006. The mix of clients changed from 2005 to 2006.

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables. This analysis involves a degree of judgment regarding customers’ ability and willingness to satisfy its obligations to us. These estimates are based on past history with customers and current circumstances. Management’s estimates of doubtful accounts historically have been within reasonable limits of actual bad debts. Management’s failure to identify all factors involved in determining the collectibility of an account receivable could result in bad debts in excess of reserves established.

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

At December 31, 2006, we had federal net operating loss (NOL) carry forwards of approximately $27.1 million that expire in years 2009 through 2026. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

Defined Benefit Plan Assumptions

We have acted as sponsor to a defined benefit plan, under which participants earned a retirement benefit based upon a formula set forth in the plan. We record income or expense related to the plan using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite our belief that these estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect our future financial statements either unfavorably or favorably.

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

Although we have acted as the sponsor of the Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party. We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the Plan, adjustments to our financial statements may be necessary.

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

Share-Based Payments

Prior to January 1, 2006, we accounted for stock option awards granted under our stock option plan in accordance with the recognition and measurement provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of grant. As permitted by SFAS 123, we reported pro-forma disclosures presenting operating results and net income (loss) per share as if we had used the fair value recognition provisions of SFAS 123 in the notes to the consolidated financial statements. Stock-based compensation related to non-employees is accounted for based in the fair value of the related stock options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method.

Effect of New Accounting Pronouncements
Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R

This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income of a business entity. The implementation of this Statement did not have a significant impact on our financial statements.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. It applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

This Statement is effective for us as of December 31, 2007, and interim periods within that year. The implementation of this Statement will not have a significant effect on our financial statements.

FASB Interpretation No. 48 (FIN 48), an Interpretation of SFAS 109

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. We are required to adopt FIN 48 by the first quarter of fiscal 2007. We do not believe that the adoption of FIN48 on January 1, 2007 will have a material effect on our financial position, cash flows or results of operations.

Statement of Financial Accounting Standards No. 123R, Share-Based Payment

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

Prior to the adoption of SFAS 123R, we accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, we disclosed the summary of pro forma effects to reported net income or net loss as if we had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The compensation cost that has been charged against income for options granted to employees under the plans was $243,050 for the year ended December 31, 2006. The impact of this expense was to increase basic and diluted net loss per share from $(.06) to $(.08) for the year ended December 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, hawse have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the year ended December 31, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 71% when computing the value of stock options and warrants issued during the nine months ended December 31, 2006 and 100% for options issued during the three months ended March 31, 2006. This is based on a combination of both historical and implied volatility since the historical volatility has trended downward especially during the period from July 2005, when we became current in its 1934 Act filings with the SEC. In addition, our volume of shares traded has increased in the past several quarters which we believe has provided more liquidity and less volatility than was previously experienced. Each option awarded in 2006 has a ten year exercise term and a holding period of ten years was assumed. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 4.42% to 5.11% for the year ended December 31, 2006. We recorded expense for options and warrants issued to employees and independent service providers for the year ended December 31, 2006 as follows:

Employee stock options	$243,050
Consultant stock options	5,015
Warrants	16,770
Total expense	$264,835

Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, - a Replacement of APB Opinion No. 20 and FASB Statement No.3"

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3".  The Statement establishes, unless impracticable, retrospective application as the  required method for  reporting  a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors occur in 2007 and thereafter. Our financial condition and results of operations will only be impacted by SFAS 154 if there are any accounting changes or corrections of errors in the future.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
None.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of our directors and executive officers at December 31, 2006.

Name	Age	Position	Affiliated Since
Michael S. Smith	52	Chairman, President, Chief Executive Officer and Chief Financial Officer	1995
Paul J. Delmore (1)	50	Director	2003
Allan M. Robbins (1)	55	Director	2003
James D. Frost	57	Chief Technology Officer and Chief Operations Officer	2003
Deanna Wohlschlegel	35	Secretary	2003

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

Paul J. Delmore became a director in April 2003 and is a member of the audit and compensation committees. Mr. Delmore is a Managing Partner of Simpson, Delmore, Greene LLP, a full service law firm located in San Diego, California. Mr. Delmore’s practice includes representation of small companies, private and public, with respect to early formation issues, private placements, regulatory requirements for sale of securities, assistance with regulatory filing concerns and mergers and acquisitions. Mr. Delmore has a BA degree from the State University of New York at Oswego and a JD degree from the University of San Diego School of Law. Mr. Delmore is a member of the State Bar of California, the San Diego County Bar Association, the Association of Southern California Defense Counsel and the San Diego Defense Lawyers Association.

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

James D. Frost has been our chief technology officer since 2003 and our Chief Operations Officer since 2006. Mr. Frost is a Professional Engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units. Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-atlantic region. Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises. He has served as the operations manager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee. Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

Deanna Wohlschlegel has been our corporate secretary and controller since May 2003. Prior to that Ms. Wohlschlegel was corporate controller for Micropub Systems International, Inc. from January 1999 until joining Infinite Group. She has an associates degree in accounting from Finger Lakes Community College.

Committees of the board of directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Messrs. Delmore and Robbins, our non-employee independent outside directors.

Compensation committee interlocks and insider participation in compensation decisions

None of the directors serving on the compensation committee of our board of directors is employed by us. In addition, none of our directors or executive officers is a director or executive officer of any other corporation that has a director or executive officer who is also a member of our board of directors.

Audit committee financial expert

Our audit committee is comprised of Paul Delmore, as chairman, and Allan Robbins. The Board has determined that Paul Delmore qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-B. Neither Mr. Delmore nor Dr. Robbins is independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.us-igi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended December 31, 2006. With respect to any former directors, officers, and greater than ten-percent stockholders of Infinite Group, Infinite Group does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal year ended December 31, 2006 individual compensation for services to Infinite Group paid to: (1) the chief executive officer, and (2) the other most highly paid executive officers of Infinite Group in 2006 whose salary and bonus exceeded $100,000 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Michael S. Smith
President, Chief Executive Officer, Chief Financial Officer and Director	2006	$181,194	$51,728	$2,272	$235,194

James D. Frost
Chief Technology Officer and Chief Operations Officer	2006	$225,000	$—	$7,387	$232,387

(1)	Reflects life insurance premiums paid by Infinite Group.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives. There were no outstanding stock awards at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Michael S. Smith	500	$5.00	6/26/2007
	500	$1.88	6/30/2008
	10,000	$1.38	7/1/2009
	5,000	$1.50	12/31/2010
	5,000	$2.53	12/31/2011
	5,000	$.14	12/31/2012
	500,000	$.05	5/5/2013
	500,000	$.25	3/8/2015

James D. Frost	500,000	$.05	5/5/2013
	500,000	$.09	3/8/2015
	500,000	$.25	3/8/2015

Employment Agreements

In 2003, we entered into employment agreements with Messrs. Smith and Frost with terms of five years through May 2008. These agreements are essentially identical and provide for annual base compensation of $150,000 for five-year terms. In addition, in accordance with each agreement we have issued 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes. Each agreement also provides for incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition.

Compensation of Directors

The following table provides compensation information for the year ended December 31, 2006 for each of the independent members of our board of directors. We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Name	Option Awards (1)	Total
Paul J. Delmore	$918	$918
Allan M. Robbins	$918	$918

(1) Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. See the section titled “Statement of Financial Accounting Standards No. 123R, Share-Based Payment” in this Form 10-KSB regarding assumptions underlying valuation of equity awards. At December 31, 2006, the aggregate number of option awards outstanding for each director was 62,500 options for shares of which 59,167 were vested for each director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2007 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;

•	each of our directors;

•	each Named Executive named in the Summary Compensation Table above;

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 60 Office Park Way, Pittsford, New York 14534.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Michael S. Smith	1,516,000(4)	4.7%
Paul J. Delmore	4,887,834(5)	15.2%
Allan M. Robbins	7,818,154(6)	24.3%
James D. Frost	2,000,000(7)	6.2%
Michael Tartal	333,333(8)	*
All Directors and Officers (6 persons) as a group	16,585,322(3)	51.5%

5% Stockholders
Northwest Hampton Holdings, LLC (9) c/o Stuart L. Levison, Esq. Allen & O’Brien One East Avenue Rochester, New York 14604	10,301,440	31.5%

David N. Slavny Family Trust 20 Cobble Creek Road Victor, NY 14564	1,266,667 (10)	5.6%

* less than 1%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days from March 31, 2007 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 31, 2007, we had 22,414,965 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(3)
Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to Deanna Wohlschlegel, Infinite Group’s Secretary and Controller.

(4)	Includes 1,026,000 shares subject to currently exercisable options.

(5)	Includes (i) 4,827,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore, and 60,834 shares subject to currently exercisable options.

(6)
Includes (i) 6,757,320 shares, which are issuable upon the conversion of the notes including principal in the amount of $264,000 and accrued interest in the amount of $73,866 through March 31, 2007; and 60,834 shares subject to currently exercisable options.

(7)	Includes 1,500,000 shares subject to currently exercisable options.

(8)	Includes 333,333 shares subject to currently exercisable options.

(9)	Includes 10,301,440 shares, which are issuable upon the conversion of notes including principal in the amount of $432,124 and accrued interest in the amount of $82,948 through March 31, 2007.

(10)	Includes 166,667 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our board and approved by our stockholders, covering an aggregate of 5,223,000 unexercised shares of our common stock at December 31, 2006, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986 (the Code) and non-qualified options. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 7,500 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of stockholders. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service. In April 2003, we granted 7,500 options to each of our two new directors. In addition to the foregoing, in March 2005, we granted 50,000 non-qualified options and in February 2006 on the date of our annual meeting of stockholders, we granted 5,000 options to each of our two outside directors. As of December 31, 2006, we have granted 151,000 options to our three board members, of which 144,344 are exercisable at December 31, 2006 at prices ranging from $.10 to $5.00.

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

The following table summarizes as of December 31, 2006 the (i) currently exercisable options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Previously Approved By Security Holders (1)	4,421,000	$.23	802,000

Warrants Granted to Service Providers (2)	725,000	$.55	0

Total	5,146,000	$.27	802,000

(1)	Consists of grants under our Board of Directors, 1995, 1996, 1997, 1998, 1999 and 2005 Stock Option Plans.
(2)
Consists of warrants to purchase 75,000 shares of common stock issued to a service provider in connection with debt financings in 2002, which are exercisable at $2.40 per share and expire in 2007; warrants to purchase 500,000 and 50,000 shares of common stock issued to two consultants which are exercisable at $.30 and $.35 per share, respectively, expire in 2011 and are only exercisable if we realize certain sales as a result of each consultant’s efforts on our behalf; and warrants to purchase 100,000 shares of common stock issued to an investment banking group for services during 2006, which are exercisable at $.50 per share and expire in 2010.

At December 31, 2006, we had notes payable and accrued interest of $331,681 due to Dr. Allan M. Robbins, a member of our board, and $504,950 due to Northwest Hampton Holdings, LLC. These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the note, provided that such conversions do not result in a change of control that would limit Infinite Group’s utilization of its net operating loss carryforwards. If the principal and accrued interest were converted in full, we would be required to issue 6,633,638 common shares to the Dr. Robbins and 10,098,992 common shares to Northwest Hampton Holdings, LLC.

As of December 31, 2006 if all of the aforementioned incentive and non-qualified options and warrants were to be exercised and notes including accrued interest were to be converted to shares of our common stock, we would be obligated to issue an additional 21,378,630 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Intelligent Consulting, LLC

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC at December 31, 2006. The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual. He is also the sole member of Intelligent Consulting, LLC (“ICC”), a consulting firm which provides consulting services to us. We have contracted with ICC on a month to month basis since 2003. The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing our business plans for TouchThru™ and biometric applications; developing and implementing improvements to our technology infrastructure; and specific projects as directed by our President to assist us in developing and implementing our business plans and other corporate matters. During the years ended December 31, 2005 and 2006, we paid ICC $223,384 and $213,650, respectively, for services its personnel provided.

Northwest Hampton Holdings, LLC, Dr. Allan M. Robbins and Paul Delmore

As of December 31, 2006 and 2005, we were obligated to Northwest Hampton Holdings, LLC under the terms of a convertible note payable of $203,324 bearing interest at 8% per annum. The terms of the note were subsequently revised and the maturity date was extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder into shares of common stock at $.05 per share.

At December 31, 2006, we were obligated to Northwest Hampton Holdings, LLC under the terms of convertible notes payable of $228,800 with interest at 8%. The terms of the notes were revised and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the into shares of common stock at $.05 per share. In December, 2005, $25,000 of the principal of the notes was converted by the holder into 500,000 shares of common stock reducing the principal balance to $292,800 at December 31, 2005. In May 2006, another $50,000 was converted by the holder into 1,000,000 shares of common stock and in December 2006 another $14,000 was converted by the holder into 280,000 shares of common stock, reducing the principal balance to $228,800 at December 31, 2006.

At December 31, 2006, we were obligated to Dr. Allan M. Robbins, a member of our board of directors under the terms of convertible notes payable of $264,000 with interest at 8%. The terms of the notes were modified and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible into shares of common stock at $.05 per share. In May 2006, $50,000 was converted by the holder into 1,000,000 shares of common stock.

Thereafter, the interest rates for the aforementioned notes payable will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. We executed collateral security agreements with the note holders providing for a security in interest in all our assets.

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

During, 2006, we entered into two short-term note demand note payable agreements with Dr. Allan Robbins, a member of our board of directors, totaling $130,000 with interest at 18%. The balance of the notes at December 31, 2006 was $105,000.

During 2006, we entered into a short-term demand note payable agreement with Mr. Paul Delmore, our chairman of the board of directors, for $45,000 with interest at 10.25%. The balance of the note at December 31, 2006 was $43,663.

David N. Slavny Family Trust

During 2005, we issued various notes to the individuals that control the David N. Slavny Family Trust, which is a stockholder. The notes were consolidated into one note of $185,000 with interest payable monthly at 12% with all principal maturing on January 1, 2008. The notes are secured by all of the assets of Infinite Group, Inc.

Director Independence

Our board of directors has determined that Messrs. Delmore and Robbins are “independent” in accordance with the Nasdaq’s standards. Messrs. Delmore and Robbins are the sole members of our audit and compensation committees. They are independent for compensation committee purposes but are not sufficiently independent for audit committee purposes under the Nasdaq’s standards by virtue of their respective beneficial ownership of 15.2% and 24.3% of our common stock.

ITEM 13. EXHIBITS

The Exhibits listed below are filed as part of this Report:
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)

3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)

3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)

3.5	By-Laws of the Company. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Form of Stock Option Plan. (2)

10.2	Form of Stock Option Agreement. (1)

10.3	Employment Agreement between Michael Smith and the Company dated May 5, 2003. (5)

10.4	Employment Agreement between James Frost and the Company dated May 12, 2003. (5)

10.5	License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (5)

10.6	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)

10.7	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)

10.8	Promissory Noted dated March 11, 2004 in favor of Carle C. Conway. (5)

10.9	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)

10.10	Modification Agreement to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated December 1, 2004. (5)

10.11	Modification Agreement to Promissory Notes between Allan Robbins and the Company dated December 1, 2004. (5)

10.12	Modification Agreement No. 2 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated June 1, 2005. (5)

10.13	Modification Agreement No. 2 to Promissory Notes between Allan Robbins and the Company dated June 1, 2005. (5)

10.14	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)

10151	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)

10.16	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (6)

10.17	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.*

10.18	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)

10.19	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)

10.20	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)

10.21	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (8)

10.22	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004*

10.23	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005*

14.1	Code of Ethics. (5)

14.2	Code of Ethics. (5)

21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto.

(1)	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.
(2)	Incorporated by reference to 1993 Preliminary Proxy Statement.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit fees	$89,156	$174,344
Audit related fees	-	-
Total audit and audit related fees	$89,156	$174,344
Tax fees	-	-
All other fees	3,219	-
Total fees	$92,375	$174,344

During 2005, Infinite Group, Inc. and its independent registered public accounting firm completed the audits and related SEC reports in connection with fiscal 2003, 2004 and 2005. The audit fees (including fees for Form 10-QSB reviews) for 2005 in the preceding table consist of fees billed of $25,636 for fiscal 2005, $111,530 for fiscal 2004 and $37,178 for fiscal 2003. As a matter of policy, each of the permitted non-audit services has been pre-approved by the audit committee or the audit committee’s chairman pursuant to delegated authority by the audit committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit-Related Fees

The audit related fees were zero for the periods presented.

Tax Fees

The tax fees were zero for the periods presented.

All Other Fees

All other fees were for consulting services.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on March 31, 2007 on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

By:	/s/ Michael S. Smith
Michael S. Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Smith
Michael S. Smith	Chief Executive Officer, President and Director (principal executive officer)	March 31, 2007

/s/ Michael S. Smith
Michael S. Smith	Chief Financial Officer (principal financial and accounting officer)	March 31, 2007

/s/ Paul J. Delmore
Paul J. Delmore	Director	March 31, 2007

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 31, 2007

CONSOLIDATED
FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2006
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2 - F-3

Statements of Operations	F-4

Statements of Stockholders' Deficiency	F-5

Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.:

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in connection with the required adoption of a new accounting principle in 2006, the Company changed its method of accounting for equity based payments.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 30, 2007

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$73,786	$109,090
Accounts receivable, net of allowances of $53,000	487,240	875,538
Notes receivable, current portion	4,968	4,746
Inventories	-	24,664
Prepaid expenses and, other current assets	38,600	49,516
Total current assets	604,594	1,063,554

Property and equipment, net	80,612	190,520

Software development costs, net	-	207,348

Other assets:
Note receivable	-	78,439
Deposits	19,523	16,703
	19,523	95,142

	$704,729	$1,556,564

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:

Accounts payable	$224,051	$412,100
Accrued payroll	216,397	186,863
Accrued interest payable	176,734	118,913
Accrued retirement and pension	1,807,524	152,050
Accrued expenses-other	62,042	60,977
Current maturities of long-term obligations-bank	50,354	12,778
Notes payable	30,000	30,000
Notes payable-related parties	148,663	-
Total current liabilities	2,715,765	973,681

Long-term obligations:
Notes payable:
Bank	-	50,600
Related parties	1,146,124	1,260,124
Accrued pension obligation	706,196	2,405,612
Total liabilities	4,568,085	4,690,017

Commitments and contingencies (Notes 13 and 16)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
Authorized (20,000,000 -2005);
22,414,965 (19,856,881 - 2005) shares
issued and outstanding	22,415	19,857
Additional paid-in capital	28,981,059	28,523,334
Common stock, shares authorized, not
issued (175,084 - 2005)	-	56,028
Accumulated deficit	(30,288,191)	(28,685,817)
Accumulated other comprehensive loss	(2,578,639)	(3,046,855)
Total stockholders’ deficiency	(3,863,356)	(3,133,453)

	$704,729	$1,556,564

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

Sales	$6,444,706	$8,505,199
Cost of goods sold	4,814,826	5,962,989
Gross profit	1,629,880	2,542,210

Costs and expenses:
General and administrative	908,073	1,142,322
Defined benefit pension	410,777	221,860
Selling	1,595,221	777,645
Research and development	256,113	318,038
Impairment loss and inventory obsolescence	261,100	-
Depreciation and amortization	97,488	41,547
Write-off of capitalized financing costs	-	44,857
Total costs and expenses	3,528,772	2,546,269

Operating loss	(1,898,892)	(4,059)

Other income (expense):
Interest expense:
Related parties	(127,279)	(96,734)
Other	(89,960)	(239,552)
Total interest expense	(217,239)	(336,286)
Interest income	22,969	66,773
Settlement of litigation	498,088	-
Gain on settlements with terminated employees	-	290,533
Gain on sale of equipment	-	8,452
Total other income	303,818	29,472
(Loss) income from continuing operations before
income tax expense	(1,595,074)	25,413

Income tax expense	(7,300)	(3,500)

(Loss) income from continuing operations	(1,602,374)	21,913

Income from discontinued operations (Note 4)	-	12,233

Net (loss) income	$(1,602,374)	$34,146

Net (loss) income per share - basic:
(Loss) income from continuing operations	$(.08)	$.00
Income from discontinued operations	.00	.00
Net (loss) income	$(.08)	$.00

Weighted average shares outstanding - basic	21,254,194	19,074,607

Net (loss) income per share - diluted:
(Loss) income from continuing operations	$(.08)	$.00
Income from discontinued operations	.00	.00

Net (loss) income	$(.08)	$.00

Weighted average shares outstanding - diluted	21,254,194	20,828,747

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2006 and 2005

				Common				Accumulated
			Additional	Stock				Other
	Common Stock		Paid-in	Authorized	Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Not Issued	Deficit	Shares	Amount	Loss	Total

Balance - December 31, 2004	17,561,965	$17,562	$28,375,198	$-	$(28,719,963)	-	$-	$(2,755,891)	$(3,083,094)
Sales of common stock	1,600,000	1,600	78,400	-	-	-	-	-	80,000
Issuance of common stock
as satisfaction of liabilities	45,000	45	2,205	-	-	-	-	-	2,250
Note payable related party
converted to common stock	500,000	500	24,500	-	-	-	-	-	25,000
Common stock received in
connection with settlement
agreement with terminated
employee	-	-	-	-	-	(500,000)	(175,000)	-	(175,000)
Treasury stock contributed
to Osley & Whitney, Inc.
Retirement Plan	-	-	-	-	-	500,000	175,000	-	175,000
Common stock issued for
consulting services	149,916	150	40,650	-	-	-	-	-	40,800
Common stock authorized, not
issued, for consulting services	-	-	-	48,528	-	-	-	-	48,528
Common stock authorized,
not issued, for settlement	-	-	-	7,500	-	-	-	-	7,500
Stock options issued for
consulting services	-	-	2,381	-	-	-	-	-	2,381
Net income	-	-	-	-	34,146	-	-	-	34,146
Other comprehensive loss:
Change in minimum
pension obligation	-	-	-	-	-	-	-	(290,964)	(290,964)
Total comprehensive loss									(256,818)

Balance - December 31, 2005	19,856,881	$19,857	$28,523,334	$56,028	$(28,685,817)	-	$-	$(3,046,855)	$(3,133,453)

Sales of common stock	100,000	100	24,900	-	-	-	-	-	25,000
Issuance of common stock in
connection with the exercise
of stock options	3,000	3	417	-	-	-	-	-	420
Notes payable related parties
converted to common stock	2,280,000	2,280	111,720	-	-	-	-	-	114,000
Common stock issued for
consulting services	175,084	175	55,853	(56,028)	-	-	-	-	-
Stock options issued to
employees and directors	-	-	243,050	-	-	-	-	-	243,050
Stock options and warrants
Issued for consulting services	-	-	21,785	-	-	-	-	-	21,785
Net loss	-	-	-	-	(1,602,374)	-	-	-	(1,602,374)
Other comprehensive loss:
Change in minimum
pension obligation	-	-	-	-	-	-	-	468,216	468,216
Total comprehensive loss									(1,134,158)

Balance - December 31, 2006	22,414,965	$22,415	$28,981,059	$-	$(30,288,191)	-	$-	$(2,578,639)	$(3,863,356)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash Flows From Operating activities:
Net (loss) income	$(1,602,374)	$34,146
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities of continuing
operations:
Income from discontinued operations	-	(12,233)
Gain on sale of equipment	-	(8,452)
Stock based compensation	264,835	91,709
Depreciation and amortization and write-off of
capitalized financing costs	97,487	86,404
Impairment loss and inventory obsolescence	261,100	-
Gain on settlements with terminated employees	-	(290,533)
(Increase) decrease in assets:
Accounts receivable	388,298	179,085
Inventories	(2,013)	(24,664)
Prepaid expenses and other assets	10,916	(8,309)
Deposits	(2,820)	(16,703)
Increase (decrease) in liabilities:
Accounts payable	(188,048)	(89,977)
Accrued expenses	88,420	89,864
Accrued pension obligations	424,274	112,361
Net cash provided by (used in) operating activities of
continuing operations	(259,925)	142,698

Net cash provided by operating activities of
discontinued operations	-	854

Net cash provided by (used in) operating activities	(259,925)	143,552

Cash Flows From investing activities:
Purchase of property and equipment	(14,655)	(94,530)
Proceeds from notes receivable	78,217	2,139,094
Decrease in restricted funds, net	-	30,327
Software development costs incurred	-	(101,932)
Net cash provided by investing activities	63,562	1,972,959

See notes to consolidated financial statements

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
	2006	2005

Cash Flows From Financing activities:
Net repayments of bank notes payable	(13,024)	(50,207)
Net repayments of notes payable - other	-	(146,184)
Proceeds from the issuance of notes
payable - related parties	175,000	-
Proceeds from the issuance of long-term
obligations - related parties	-	185,000
Repayments of notes payable - related parties	(26,337)	(44,000)
Repayments of long-term obligations	-	(2,129,327)
Proceeds from issuances of common stock	25,420	80,000
Net cash provided by (used in) financing activities	161,059	(2,104,718)

Net increase (decrease) in cash	(35,304)	11,793

Cash - beginning of year	109,090	97,297

Cash - end of year	$73,786	$109,090

Supplemental continuing operations cash flow
disclosures:
Cash paid for:
Interest	$151,614	$305,538

Income taxes	$7,300	$1,300

See notes to consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries: Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF’s wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company"). During 2006 and 2005, IGI was the only operating company; the subsidiaries were inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. - MANAGEMENT PLANS

Business Strategy

Beginning in 2003, the Company began commercial operations in the field of information technology (IT) consulting and integration. The Company’s IT services include strategic staffing, program management, project management, network management, technical engineering, software development, and enterprise resource planning. The Company has entered into one prime contract with the U.S. government and several subcontract agreements with a number of prime contractors to the U.S. government.

The Company entered into a three year subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government. The Company’s initial three year subcontract agreement was renewed for an additional five year period which extends through 2011.

In December 2003, the Company was awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (“GSA”). Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. The Company has utilized its GSA Contract to secure a prime contract with the U.S. Department of Homeland Security. The GSA Schedule was revised in May 2006 to include many new positions and a pricing schedule that extends through December 28, 2011.

During 2006, the Company established several areas of specific focus with the objective of increasing its sales, including the following:

Federal Government Sector - The Company maintains a business development staff in the Washington, D.C. area to identify and respond to new sales opportunities within the federal government market. The Company has a prime contract with the U.S. Department of Homeland Security. Its focus continues to be on providing quality services and seeking other business opportunities. The Company has also focused on increasing U.S. government sales by developing teaming agreements with major systems integrators and has established several such agreements. The Company through its prime contractor teaming partners has submitted proposals for new projects and awards from certain of these proposals are anticipated in the future.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS - CONTINUED

State and Local Government Sector - The Company has focused its development efforts in the Gulf coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure as a result of damage and destruction from recent hurricanes. Significant opportunities have been identified in the State of Mississippi that Company management believes will result in sales in 2007. The Company has also established itself as a preferred vendor in the States of North Carolina and Mississippi in connection with certain specialized technology offerings and has prepared and is preparing proposals for work in these two states.

Virtualization Projects - The Company has hired and trained a staff of specialists that upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as virtualization projects. The Company’s staff has successfully completed the first phase of a significant virtualization project during the past six months for a major establishment of the U.S. government operating one of the largest wide area networks in the U.S. Further, the Company is using this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations.

Existing Clients - The Company continues to devote resources to serve its existing client base. It has account managers that are focused on serving the existing needs of clients as well as seeking opportunities for which it can provide cost effective solutions. The Company has experienced growth from existing clients resulting from their satisfaction with the quality of the Company’s services.

In 2003, the Company entered into a license agreement with a privately held technology company. The license agreement gives the Company the ability to use, market and sell certain proprietary fingerprint recognition technology. The Company has substantially completed development of an access control terminal and related software called TouchThru™ incorporating that technology. During 2006, the Company continued the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates the licensed fingerprint matching technology. TouchThru™ is the first biometric product has developed. Although the Company has demonstrated working prototypes and pre-production units of TouchThru™ at several trade shows and to potential customers, the Company has decided to postpone its marketing and sales efforts on the current version of TouchThru™ pending the release by the licensor of a revised and improved version of the scanner which is under development. The Company believes that the revised scanning technology and TouchThru™ will be available by the end of 2007 or early 2008 and that the new technology will reduce the size and cost of an access control terminal and significantly enhance marketing and sales success. The Company expects that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. Given the Company’s limited financial resources at December 31, 2006 and other business priorities, this may be deferred until the market is better established and the Company has the necessary working capital to support this product. The Company plans to continue to monitor the market and to determine when to enter this market in the future at the appropriate time and with sufficient resources.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS - CONTINUED

On October 30, 2002, Infinite Photonics, Inc. (included in the Photonics Group) received a Notice of Termination of its DARPA Contract. The Contract was terminated for the U.S. government’s convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The Company worked very closely with the government throughout the settlement process. The Company presented the Terminating Contracting Officer with all costs associated with the terminated contract and a negotiated final settlement. All work allowable under the Contract that has occurred as of the termination date, and all reasonable costs allowable under the settlement provisions, have been reimbursed by the government.

Because of the termination of the DARPA contract, the Company’s new management team decided to discontinue the Photonics segment of its business (Note 4). Without the government funding provided by the DARPA contract, management did not believe that sufficient funds could be raised to successfully commercialize its laser diode technology in the foreseeable future. Consequently, the Company decided to restructure its business along different lines.

The Company believes, but can offer no assurances, that its current business development efforts as summarized above, coupled with its ability to raise capital will provide sufficient working capital to fund its operations through 2007 and beyond.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the U.S. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management has determined that an allowance of approximately $53,000 for doubtful accounts for continuing operations is necessary for the year ended December 31, 2006 ($53,000 - 2005).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions. The cash accounts occasionally exceed the federally insured deposit amount, however, management does not anticipate nonperformance by financial institutions. Management reviews the financial viability of these institutions on a periodic basis.

Sale of Certain Accounts Receivable - The Company has available a financing line with a financial institution (the Purchaser). In connection with this line of credit the Company adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 140 enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Pursuant to the provisions of SFAS 140, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser, less 1.5% of the total invoice as a fee for the first 30 days the invoice remains open. For every ten day period or portion thereof that the invoice remains unpaid after the first 30 days, the Company is required to pay an additional fee of one half of one percent. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

During the year ended December 31, 2006, the Company sold approximately $4,200,000 ($4,100,000 - 2005) of its accounts receivable to the Purchaser. As of December 31, 2006, $912,201 ($367,684 - 2005) of these receivables remained outstanding. After deducting estimated fees and advances from the purchaser, the net receivable from the Purchaser amounted to $166,456 at December 31, 2006 ($68,022 - 2005), and is included in accounts receivable in the accompanying balances sheets as of that date. Further, the Company had requested and received an advance from the Purchaser against this interest, which amounted to $729,761 as of December 31, 2006 ($294,147 - 2005). These amounts are reflected as an offset to accounts receivable in the accompanying balance sheets as of December 31, 2006 and 2005.

There were no gains or losses on the sale of the accounts receivable because all were eventually collected. The cost associated with the fees totaled approximately $88,600 for the year ended December 31, 2006 ($159,600 - 2005). These fees were classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Software Development Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Software development costs, incurred subsequent to the determination that the project is technically feasible, in the amount $225,000 have been deferred as of December 31, 2005 for the TouchThru™ software product development project. All capitalized software development costs were amortized or written off through an impairment loss during 2006. During 2006, the Company determined that the estimated future cash flows relating to the deferred software costs for the TouchThru™ product no longer supported the unamortized costs and as a result recorded an impairment loss of approximately $162,000. The Company recorded amortization expense of deferred software development costs of $8,473 for the year ended December 31, 2005 and had accumulated amortization of $17,652 at December 31, 2005.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting for the Impairment or Disposal of Long-Live Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-live Assets”. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. See Property and Equipment (Note 5) for the current year’s impairment.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and consist of component parts for the TouchThru™ biometric product. During 2006, it was determined that inventory had no market value due to obsolescence and as a result the balance amounting to approximately $26,000 was written off.

Revenue Recognition - Consulting revenues are recognized as the consulting services are provided. Customer deposits received in advance are recorded as liabilities until associated services are completed.

During the year ended December 31, 2006 sales to three customers accounted for 96% of total revenues from continuing operations (91% for three customers in 2005) and 93% of accounts receivable at December 31, 2006 (92% - 2005). The mix of customers changed from 2005 to 2006.

Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense from continuing operations amounted to $256,113 for the year ended December 31, 2006 ($318,038 - 2005) and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru TM biometric access control product.

Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns. The Company accounts for income tax expense in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, (SFAS 109). Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The following table sets forth the computation of basic and diluted earnings per share as of December 31:

	2006	2005
Numerator:
Income (loss) available to common stockholders	$(1,602,374)	$34,146
Weighted average shares outstanding	21,254,194	19,074,607
Denominator for diluted income per share:
Weighted average shares outstanding	21,254,194	19,074,607
Common stock options and stock warrants	13,585,431	1,754,140
Weighted average shares and conversions	34,839,625	20,828,747

For the year ended December 31, 2006 all outstanding stock options, warrants and convertible debt have not been considered common stock equivalents because their assumed exercise would be anti-dilutive. The convertible debt became eligible for conversion during the second quarter of 2006. If the Company had generated earnings during the year ended December 31, 2006, 13,585,431 common stock equivalent shares would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options, warrants and convertible debt whose exercise price is less than the average of the Company’s stock price during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R, Share-Based Payment - Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s stock option plan in accordance with the recognition and measurement provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting operating results and net income (loss) per share as if the Company has used the fair value recognition provisions of SFAS 123 in the notes to the consolidated financial statements. Stock-based compensation related to non-employees is accounted for based in the fair value of the related stock options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method. See Note 9 for further details on the impact of SFAS 123R to the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132R - This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income of a business entity. The implementation of this Statement did not have a significant impact on the Company’s financial statements. See Note 12.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. It applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

This Statement is effective for the Company as of December 31, 2007, and interim periods within that year. The implementation of this Statement will have no significant effect on the Company’s financial statements.

FASB Interpretation No. 48 (FIN 48), an Interpretation of SFAS 109 - In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 by the first quarter of fiscal 2007. The Company does not believe that the adoption of FIN 48 on January 1, 2007 will have a material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, - a Replacement of APB Opinion No. 20 and FASB Statement No.3" - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3".  The Statement establishes, unless impracticable, retrospective application as the  required method for  reporting  a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors occur in 2007 and thereafter. The Company’s financial condition and results of operations will only be impacted by SFAS 154 if there are any accounting changes or corrections of errors in the future.

Staff Accounting Bulletin 108 - The Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 108 was adopted during the fourth quarter of 2006. SAB 108 requires SEC registrants to quantify the impact of correcting all identified misstatements, including both the carryover and reversing effects of prior-year uncorrected misstatements, on the current-year financial statements using both the rollover and iron curtain approaches. Previously, the Company used the rollover approach to evaluate misstatements. There was no material effect on the current or prior -year financial statements as a result of the adoption of SAB 108.

Reclassification - The Company reclassifies certain prior year amounts to conform with the current year’s presentation.

NOTE 4. - DISCONTINUED OPERATIONS - PHOTONICS

On October 30, 2002, the Company’s IP subsidiary received a Notice of Termination of its DARPA contract. The contract was terminated for the government’s convenience under the clause entitled Termination, Federal Acquisition Regulation (FAR) 52.249.6. The DARPA contract had provided substantially all of the revenue of the Company’s IP Subsidiary. As a result of the termination, management decided to suspend the activities of the Photonics Group and liquidate the remaining assets. During 2005, the Company completed winding down the operations, which resulted in income from discontinued operations of $12,223 which is included in income from discontinued operations in the accompanying statements of operations.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable			December 31,
	Lives			2006	2005

Software	3	to	5 years	$18,296	$16,015
Machinery and equipment	3	to	10 years	160,918	229,290
Furniture and fixtures	5	to	7 years	10,082	3,101
Leasehold improvements		3 years		3,286	2,063
				192,582	250,469
Accumulated depreciation				(111,970)	(59,949)
				$80,612	$190,520

In connection with the review of software development costs, the Company determined that the estimated future cash flows relating to the TouchThru™ product no longer supported the current carrying amount of the related tooling costs, and as a result, during 2006, the Company recorded an impairment loss, which was approximately $73,000 at December 31, 2006.

NOTE 6. - NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31,
	2006	2005
Note receivable due in connection with the sale of assets of EP, with interest at 8%.	$-	$73,897
Note receivable due in connection with the sale of office furniture and equipment with interest at 12%, due in monthly installments of approximately $500, including interest, through October 2007.	4,968	9,288
	4,968	83,185
Less current portion	4,968	4,746
Notes receivable, net of current portion	$-	$78,439

The note receivable from EP was paid in full during 2006 with interest of $22,103.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE

At December 31, 2006, a note for $30,000 ($30,000 - 2005) was outstanding with interest at 10%.

During the year ended December 31, 2006, the Company entered into short-term demand notes payable with two related parties aggregating $175,000. These two notes bear interest at rates ranging from 10.25% to 18%. Amounts outstanding at December 31, 2006 aggregate $148,663.

NOTE 8. - LONG-TERM OBLIGATIONS

Long-term obligations consist of:

	December 31,
	2006	2005

Term notes - bank (a)	$50,354	$63,378
Term notes - stockholders (b)	450,000	450,000
Convertible term notes - related parties (c)	696,124	810,124
	1,196,478	1,323,502
Less current maturities	50,354	12,778

Total long-term obligations	$1,146,124	$1,310,724

(a)  Term Notes Payable - The Company entered into loans during 2004 relating to the financing of equipment. The loans have an aggregate balance of $50,354 at December 31, 2006 ($63,378 - 2005), bear interest at rates ranging from 3.5 % to 5.8% and are due in aggregate monthly installments of approximately $1,200 through July 31, 2007 at which time the remaining principal balance of approximately $45,000 is due.

(b)  Term Notes Payable - Stockholders - During the year ended December 31, 2004, the Company issued two secured notes payable to a stockholder aggregating $115,000. During the year ended December 31, 2003 the Company issued a secured note payable to this same stockholder for $150,000. All of these borrowings bear interest at 12% and are due in January 2008. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable. Amounts outstanding at December 31, 2006 amounted to $265,000 ($265,000 - 2005).

During 2005, the Company issued various notes to a stockholder. Subsequently, the notes were consolidated into one note for $185,000 with interest payable monthly at 12% with all principal maturing on January 1, 2008. The notes are secured by all of the assets of the Company. At December 31, 2006, the notes had a balance of $185,000 ($185,000 - 2005).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

(c) Convertible Term Notes Payable - Related Parties - During 2004, the Company issued various unsecured notes payable to a member of its board of directors. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. In May 2006, $50,000 of the principal of the notes was converted by the holder into 1,000,000 shares of common stock reducing the principal balance to $264,000 at December 31, 2006 ($314,000 - 2005). The notes bear interest at 8% at December 31, 2006

The outstanding balance of a note purchased from a bank by a related party as of December 31, 2006 and 2005 amounted to $203,324 and bears interest at 8% per annum. Effective December 31, 2003, the terms of the note were revised and the maturity date was extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

During the years ended December 31, 2004 and 2003, the Company issued various notes to the same related party amounting to $317,800 with interest at 6%. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. In December 2005, $25,000 of the principal of the notes was converted by the holder into 500,000 shares of common stock reducing the principal balance to $292,800 at December 31, 2005. In May 2006, another $50,000 was converted by the holder into 1,000,000 shares of common stock and in December 2006 another $14,000 was converted by the holder into 280,000 shares of common stock, reducing the principal balance to $228,800 with interest at 8% at December 31, 2006.

Effective October 1, 2005, the terms of each of the aforementioned notes were further modified. The interest rates were revised to 8% for the year ending December 31, 2006. Thereafter, the interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder any time, subject to restrictions stated below, into shares of common stock at $.05 per share. Subsequently, the Company executed collateral security agreements with the note holders providing for a security in interest in all of the Company’s assets.

Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding note principal; provided, however, at no time can the Company prepay an amount that would result in a change of control and limit the use of  the Company’s net operating loss carryforwards if the same amount were converted by the note holder.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - LONG-TERM OBLIGATIONS - CONTINUED

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

Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Minimum future annual payments of long-term obligations as of December 31, 2006 are as follows:

2007	$50,354
2008	450,000
2009 to 2011	-
Thereafter	696,124
Total minimum payments	1,196,478
Less current maturities	50,354
Total long-term obligations	$1,146,124

NOTE 9. - STOCKHOLDERS' DEFICIENCY

(a) Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2006 and 2005 there were no preferred shares issued or outstanding.

(b) Common Stock - At the Annual Meeting of Stockholders of the Company held on February 28, 2006 the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 60,000,000.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

During the year ended December 31, 2006, the following common stock transactions took place:

•	The Company issued 2,280,000 shares of common stock upon conversion of $114,000 of principal of notes payable to related parties. (See Note 8.)

•	The Company issued 100,000 shares of common stock for $25,000.

•	The Company issued 3,000 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.14 per share or $420.

During the year ended December 31, 2005, the following common stock transactions took place:

•	The Company issued 1,600,000 shares of common stock to a member of the board of directors at $.05 per share, for proceeds of $80,000.

•	The Company issued 45,000 shares of common stock as satisfaction of liabilities amounting to $2,250. The fair market value of the shares issued equaled the amount of the recorded liability satisfied.

•
The Company issued 149,916 shares of common stock in consideration for consulting services amounting to $40,800 and authorized, but has not issued, an additional 150,084 shares to the same consultant for services amounting to $48,528. The fair value of the shares was based on the value of the services provided.

•	The Company issued 500,000 shares of common stock upon conversion of $25,000 of principal of notes payable to a related party (see Note 8).

•
The Company received 500,000 shares of common stock according to the terms of a settlement agreement with a terminated employee and recorded it as treasury stock. The 500,000 shares of treasury stock were immediately issued to the Osley & Whitney Retirement Plan as a Plan contribution. The shares were valued at $175,000 based on the closing market price on the date of the settlement agreement.

•
The Company has authorized, but not issued, 25,000 shares of common stock valued at $7,500 in connection with a settlement agreement with a former employee using the closing market price on the date of the settlement agreement.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

(c) Warrants- In connection with debt financing during 2002, the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company’s common stock at $2.40 per share. The warrants were immediately exercisable and expire in 2007. The warrant value amounting to $103,872 was determined using the Black-Scholes option pricing model.

During 2006, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share, which became vested on January 1, 2006, and expires on December 31, 2010. The warrant value amounting to $16,770 was determined using the Black-Scholes option pricing model and was recognized as expense during 2006.

On March 3, 2006, the Company engaged the services of a consultant and issued the consultant a warrant to acquire 500,000 shares of our common stock, exercisable at $.30 per share which expires on March 2, 2011. The warrant is only exercisable in increments of 100,000 common shares as the Company realizes aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on the Company's behalf. On May 1, 2006, we engaged the services of another consultant and issued the consultant a warrant to acquire 50,000 shares of the Company's common stock, exercisable at $.35 per share which expires on April 30, 2016. The warrant is only exercisable if the Company realizes sales of $500,000 or more as a result of the consultant’s efforts on the Company's behalf. The agreements have been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded as the performance criteria are being met.

The following is a summary of the warrant activity for the years ended December 31, 2006 and 2005:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	425,000	$2.50
Expired	(350,000)	$2.52
Outstanding at December 31, 2005	75,000	$2.40
Granted	650,000	$.33
Outstanding at December 31, 2006	725,000	$.55	3.7 years	$127,000

Exercisable at December 31, 2006	175,000	$1.31	2.4 years	$3,000

The average fair value of warrants granted was $.23 per share for the year ended December 31, 2006. The exercise price for all warrants granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - STOCKHOLDERS' DEFICIENCY - CONTINUED

A summary of the status of nonvested warrant activity for the years ended December 31, 2006 and 2005 follows:
Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2005	-	-
Granted	650,000.23
Vested	(100,000)	.17
Nonvested at December 31, 2006	550,000	$.24

At December 31, 2006, there was approximately $131,000 of total unrecognized compensation cost related to non-vested warrants granted. That cost is expected to be recognized when performance requirements are being met. The compensation cost that has been charged against income and the fair value of shares vested for warrants granted during 2006 was $16,770 for the year ended December 31, 2006.

NOTE 10. - STOCK OPTION PLANS

The Company’s Board of Directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 5,223,000 shares at December 31, 2006 (5,626,500 - 2005). No further grants may be made from the 1993, 1994, 1995, and 1996 plans. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. As of December 31, 2006, options to purchase 802,000 shares remain unissued under these plans.

Statement of Financial Accounting Standards No. 123R, Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior period financial statements have not been restated. Under SFAS 123R, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTION PLANS - CONTINUED

The compensation cost that has been charged against income for options granted to employees under the plans was $243,050 for the year ended December 31, 2006. The impact of this expense was to increase basic and diluted net loss per share from $(.06) to $(.08) for the year ended December 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as Non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the year ended December 31, 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

The Company used volatility of 71% when computing the value of stock options and warrants issued during the nine months ended December 31, 2006 and 100% for options issued during the three months ended March 31, 2006. This is based on a combination of both historical and implied volatility since the historical volatility has trended downward especially during the period from July 2005, when the Company brought current its public information in filings with the SEC. In addition, the Company’s volume of shares traded has increased in the past several quarters which the Company believes has provided more liquidity and less volatility than was previously experienced. Each option awarded in 2006 has a ten year exercise term and a holding period of ten years was assumed. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 4.42% to 5.11% for the year ended December 31, 2006. The Company recorded expense for options and warrants issued to employees and independent service providers for the year ended December 31, 2006 as follows:

Employee stock options	$243,050
Consultant stock options	5,015
Common stock warrants	16,770
Total expense	$264,835

(a) Stock Option Plans - The Company grants stock options to its key employees and independent service providers, as it deems appropriate. Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

In connection with services performed beginning in 2005, 50,000 non-qualified options to purchase shares of common stock at a price of $.16 were granted, which vest over two years and expire on October 31, 2010. The fair value assigned to these determined using the Black-Scholes pricing model, amounted to approximately $7,400 and is being recorded over the related service period, which amounted to $5,015 for the year ended December 31, 2006 ($2,381 - 2005).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTION PLANS - CONTINUED

The following is a summary of stock option activity, including qualified and non-qualified options, for the years ended December 31, 2006 and 2005:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,960,482	$.18
Granted	2,753,400	$.18
Expired	(692,982)	$.27
Outstanding at December 31, 2005	4,020,900	$.16
Granted	1,400,000	$.40
Exercised	(3,000)	$.14
Expired	(1,037,900)	$.17
Outstanding at December 31, 2006	4,380,000	$.24	8.1 years	$1,328,830

Exercisable at December 31, 2006	3,596,000	$.21	7.8 years	$1,208,117

A summary of the status of nonvested stock options for the years ended December 31, 2006 and 2005 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2005	50,666	$.22
Granted	1,400,000.33
Vested	(653,333)	.35
Forfeited	(13,333)	.31
Nonvested at December 31, 2006	784,000	$.30

At December 31, 2006, there was approximately $193,000 of total unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2006 was approximately $227,000.

The average fair value of options granted was $.33 and $.11 per share for the years ended December 31, 2006 and 2005, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTION PLANS - CONTINUED

(b) Directors’ Stock Option Plan - In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director was granted 7,500 options upon becoming a director and 5,000 each year thereafter on the date of the Company’s annual stockholders’ meeting. The options vest over a two-year service period. There was no annual stockholders’ meeting during 2005, therefore, there were no options granted under this plan during that year. During each of 2006 and 2005, 500 options expired. At December 31, 2006, there were 41,000 (41,500 in 2005) options outstanding to directors under this plan, of which all were exercisable. These options are exercisable at prices ranging from $.10 to $5.00 per share. The options expire at various dates from 2007 to 2013. No new options are issuable under the terms of this plan. Options with the same terms are issuable to directors under the 1999 Plan.

For the year ended December 31, 2005, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - “Accounting for Stock-Based Compensation,” and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share from continuing operations would have decreased as follows for the year ended December 31, 2005:

Net income - as reported	$34,146
Total stock based employee compensation expense determined under the fair value method for all awards	(295,336)
Net income (loss) - pro forma	$(261,190)
Basic:
Income per share as reported	$.00
Income (loss) per share pro forma	$(.01)
Diluted:
Income per share as reported	$.00
Income (loss) per share pro forma	$(.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:
	2006	2005

Expected dividend yield	0%	0%
Expected stock price volatility	71% - 100%	100%
Risk-free interest rate	4.42% - 5.1%	4.4%
Expected life of options	10 years	10 years

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - INCOME TAXES

	December 31,
	2006	2005
Current - State	$(7,300)	$(3,500)

Deferred:
Federal	876,350	(186,150)
State	154,650	(32,850)
	1,031,000	(219,000)
Change in valuation allowance	(1,031,000)	219,000

	$(7,300)	$(3,500)

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $27,100,000 and state net operating loss carryforwards of approximately $17,000,000, which expire from 2009 through 2026. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2006, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $11,317,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:
	December 31,
	2006	2005

Deferred tax assets:
Net operating loss and tax credit carryforwards	$9,958,000	$9,331,000
Defined benefit pension liability	1,068,000	961,000
Property and equipment	87,000	-
Reserves and other	204,000	97,000
Gross deferred tax asset	11,317,000	10,389,000
Deferred tax asset valuation allowance	(11,317,000)	(10,286,000)
	-	103,000
Deferred tax liabilities - property and equipment	-	103,000

Net deferred tax asset	$-	$-

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - INCOME TAXES - CONTINUED

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows:

	December 31,
	2006	2005

Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	.6	1.2%
Stock option expense	15.1	-
Excise taxes	13.3	-
Other	1.3	12.5
Change in valuation allowance	(64.6)	(46.3)

Effective income tax rate	(.3)%	1.4%

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees. Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year. Eligible employees may contribute a percentage of their compensation up to a maximum of $11,000 for 2006 ($10,000 - 2005). The Company can elect to make a discretionary contribution to the plan. For the years ended December 31, 2006 and 2005 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% of the employee’s compensation for the year. The Company match for the year ended December 31, 2006 was $40,329 ($41,685 - 2005).

Defined Benefit Plan - The Company has acted as sponsor for a contributory defined benefit pension plan that covered all salaried and hourly employees at Osley & Whitney, Inc. (O&W) that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001, the Company discontinued the operations of O&W and on December 30, 2002 sold all of the common stock of O&W to a third party but continued to act as sponsor for the plan. The termination of the employees’ services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan remains in existence and continues to pay benefits as participants qualify and receive contributions. The Company’s policy is to fund pension costs accrued subject to the Company’s available cash to make such contributions.

The Company made contributions in 2005 of $6,439 and 500,000 shares of its common stock which were valued at $175,000 at the date of contribution. Such contributions did not satisfy the minimum funding requirements. The Company did not make any contributions for the year ended December 31, 2006, although as sponsor it was required to make minimum required contributions based upon IRS rules. The minimum required contributions to prevent a deficiency in the funding standard account is $1,350,581 as of December 31, 2005. The Company does not anticipate making any substantial contributions to the Plan during the year ended December 31, 2007. The Company recorded excise taxes on unpaid plan contributions as employee benefit pension expense amounting to $213,000 and $55,200 for the years ended December 31, 2006 and 2005.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

In March 2005, the Company filed with the IRS a funding waiver application requesting waivers of the minimum funding standard for the 2005 plan year of $513,551 and for the 2004 and prior plan years of $979,328. In August 2006, the Company received a reply from the Department of the Treasury denying its request for waivers of the minimum funding standard for the 2005 and 2004 plan years.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure pension payments due to the Plan. This lien is subordinate to liens that secure accounts receivable financing and notes payable. Although the Company has acted as the sponsor of the Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party. The Company is presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. If the Company’s current efforts do not result in a concurrence with its position, the Company intends to pursue all appropriate further avenues to prevail its position. Depending upon the ultimate outcome regarding the obligations as sponsor of the Plan, adjustments to the Company’s financial statements may be necessary.

The measurement date used to determine the pension measurements for the pension plan is December 31, 2006. Net periodic pension cost includes the following components for the years ended December 31, 2006 and 2005:
	2006	2005
Interest cost	$303,489	$315,360
Expected return on plan assets	(274,109)	(305,919)
Expected expenses	65,000	-
Actuarial loss	130,250	109,357
Net periodic pension cost	$224,630	$118,798

The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:
	2006	2005
Projected benefit obligation:
Benefit obligation at beginning of year	$5,721,136	$5,687,611
Interest cost	315,360	315,360
Actuarial loss (gain)	(11,057)	131,358
Benefits paid	(406,300)	(413,193)
Benefit obligation at end of year	$5,619,139	$5,721,136

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

	2006	2005
Plan assets at fair value:
Fair value of plan assets at
beginning of year	3,315,526	3,510,324
Actual return of plan assets	613,308	95,482
Employer contributions	-	181,439
Benefits paid	(406,300)	(406,300)
Expenses paid	(65,419)	(65,419)
Fair value of plan assets at end of year	$3,457,115	$3,315,526

Funded status (deficit)	$(2,162,024)	$(2,405,612)
Unrecognized actuarial loss	$(2,578,639)	(3,046,855)
	(4,740,663)	(5,452,467)
Adjustment required to recognize minimum
pension liability	2,578,639	3,046,855

Accrued pension cost	$(2,162,024)	$(2,405,612)

The major actuarial assumptions used in the calculation of the pension obligation follow:

	2006	2005
Discount rate	5.75%	5.50%
Expected return on plan assets	8.90%	9.25%
Rate of increase in compensation	N/A	N/A

Assets in the trust fund are held for the sole benefit of participating former employees and retirees.  They are comprised of corporate debt and equity securities and U.S Treasury debt instruments. The expected long-term rate of return on plan assets assumption is determined from the plan’s asset allocation using historical returns and surveys of other reporting company’s rate of return assumptions. The discount rate assumption is based on published pension liability indices.

The investment strategy is to manage the assets of the plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits.  This strategy is implemented by holding equity investments while investing a portion of the assets in fixed income debt securities to match the long-term nature of the liabilities.

The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2006 and 2005, by asset category, are as follows:

Asset Category	Target%	2006	2005
Domestic equity securities		44%	65%
International equity securities		12%	-
Equity securities	60%	56%	65%
Fixed income debt securities		44%	-
Guaranteed investment contracts		-	35%
Interest bearing debt securities	40%	44%	35%
Total	100%	100%	100%

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

2007	$430,146
2008	$427,506
2009	$427,688
2010	$430,994
2011	$423,901
2012- 2017	$2,166,616

NOTE 13. - COMMITMENTS

(a) Lease Commitments - The Company leases its headquarters and branch office facilities under operating lease agreements that expire at various dates through 2009. Rent expense for continuing operations under operating leases for the year ended December 31, 2006 was approximately $108,600 ($76,000 - 2005).

Following is the approximate future minimum payments required under these leases:

2007	$148,344
2008	79,800
2009	9,500
$237,644

(b) Employment Contracts - The Company has employment agreements with two of its executives with terms expiring in May 2008. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes. As of December 31, 2006, the minimum annual severance payments under these employment agreements is, in the aggregate, approximately $625,000.

(c) Consulting Agreements The Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to the development, production, marketing and sales of the Company’s TouchThru™ access control product, marketing services for the Company’s consulting business and other general corporate matters. The Company paid ICC $213,650 during the year ended December 31, 2006 ($223,384 - 2005).

The Company has contracted with an independent consulting firm to provide services in connection with generating new revenues. The Company has agreed to pay a monthly fee for services covering a period of one year which ended on October 31, 2006. The Company paid $15,000 in 2005 and has incurred expenses of $76,328 for services and expense reimbursements in 2006. In addition the Consulting firm will receive one half of one percent of the Company’s gross revenue growth subject to certain limitations as outlined in the agreement.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. - COMMITMENTS - CONTINUED

For a period of one year which ended January 1, 2007, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share which expires on December 31, 2010 and was obligated to provide additional compensation contingent upon closing a business combination introduced by the investment banking group. No additional compensation was earned by the investment banking group. The agreement expired on January 1, 2007.

NOTE 14. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, consist of the following:

	2006	2005
Conversion of notes payable due to related parties to shares of common stock	$114,000	$25,000
Conversion of accounts payable to common stock	$-	$2,250
500,000 shares of common stock contributed to O&W Retirement Plan which reduced the balance of accrued pension obligation	$-	$175,000
25,000 common shares authorized for issuance in connection with a settlement agreement with a former employee	$-	$7,500
Sale of property and equipment for note receivable	$-	$11,075

NOTE 15. - BUSINESS SEGMENTS

Prior to 2002, the Company’s business was organized, managed and internally reported as several segments. The segments were determined based on differences in products, production processes and internal reporting. During the fourth quarter of 2002, The Company’s contract with DARPA was terminated and as a result of the termination, management decided to suspend the activities of the Photonics Group in 2002 and liquidate the remaining assets. During the fourth quarter of the year ended December 31, 2003, the Company approved the sale of the assets and certain liabilities of its Laser Fare, Inc. (LF) subsidiary, referred to as the Laser Group. As a result, in accordance with FASB 144, the disposal of the Photonics and Laser segments have been accounted for as disposals of business segments and accordingly, the operating results were segregated and reported as discontinued operations. The Company sold or closed its prior businesses on or before December 31, 2004. During the year ended December 31, 2005, the Company recorded income from discontinued operations of $12,223 from its former business, the Photonics Group.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. - BUSINESS SEGMENTS - CONTINUED

Beginning in 2003, the Company revised its business strategy and began operating its newly formed IT Services Group, which is organized, managed and internally reported as one segment, the IT Services Group. The Company is now solely focused in one segment, the fields of IT consulting services. The Company operates entirely within the U.S. There were no revenues from customers in foreign countries during 2005 and 2006 and all assets are located in the U.S.

A summary of selected consolidated information for the Company’s industry segments during 2005 is set forth as follows:

2005	Photonics Group	IT Services	Consolidated
Sales to unaffiliated customers	$-	$8,505,199	$8,505,199
Operating loss	$-	$(4,059)	$(4,059)
Income from discontinued operations	$12,233	$-	$12,233
Interest expense	$-	$336,286	$336,286
Identifiable assets	$-	$1,556,564	$1,556,564
Depreciation and amortization	$-	$41,547	$41,547
Capital expenditures	$-	$196,462	$196,462
Gain on settlement with terminated employee	$-	$290,533	$290,533
Common stock contributed to O&W pension plan	$-	$175,000	$175,000
Expenses satisfied via equity	$-	$91,709	$91,709

NOTE 16. - FORMER LITIGATION

At December 31, 2006, the Company was not a party to any litigation proceedings. Previously, the Company was involved in litigation as follows.

The Company was the plaintiff in a lawsuit filed on April 22, 2005 in the Supreme Court, State of New York, captioned Infinite Group, Inc. v. Mark Ackley and Ackco, Inc. In this action, the Company alleged that Mr. Ackley, its former chief operations officer and director of business development, breached his contractual and fiduciary obligations to the Company by causing a company he controls to enter into a consulting arrangement with and perform services for another firm while employed by us. The Company terminated Mr. Ackley’s employment for cause on March 11, 2005. The Company also alleged that Mr. Ackley violated his non-compete obligations contained in his employment agreement. In 2005, the parties agreed to settle all claims to avoid the expense and time of litigation. As part of the settlement, the Company was released of certain obligations to Mr. Ackley. The parties executed mutual releases. The former employee surrendered to the Company 500,000 shares of the Company’s common stock that he owned, which was recorded at fair value of $175,000 at the date of the settlement agreement. The shares were contributed to the O&W Retirement Plan. In addition, as part of the settlement, the Company was released of certain liabilities owed to Mr. Ackley in the amount of $25,000. The settlement resulted in a gain of $191,739, net of related expenses, and has been recorded as a gain on settlement in the accompanying consolidated statement of income.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. - FORMER LITIGATION - CONTINUED

The Company was the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, the Company asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused the Company to sell to Spectra shares of Spectra’s Series A Preferred stock at a substantial discount to fair market value. The Company alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in favor of the Company in the amount of approximately $600,000. The Company appealed the amount of the verdict and entered into a settlement with the defendants in January 2006. As a result the Company received and recorded other income of approximately $500,000, net of legal fees and expenses, in the first quarter of 2006.

The Company was the respondent in an arbitration proceeding filed on December 10, 2002 captioned J. Terrence Feeley v. Infinite Group, Inc. The Claimant, a former employee of the Company and former member of the Company’s board of directors, alleged that the parties entered into a consulting agreement dated June 27, 2002 relative to the early termination of Claimant’s employment requiring certain cash payments to be made. Claimant alleged that the Company had failed to make such cash payments and had breached the agreement and sought all monies owed to him, in an amount alleged to be $130,000. The Company and the Claimant settled the matter in the fourth quarter of 2005. Pursuant to the terms of the settlement agreement, the Company recorded a gain on settlement with the terminated employee of approximately $99,000 in the accompanying 2005 consolidated statement of income when it adjusted the carrying amounts of the related liabilities to actual. The Company also authorized the issuance of 25,000 shares of common stock in connection with the settlement agreement valued at $7,500, which was based on the closing price of the stock on the date of the settlement agreement.