Form 10QSB
period 2007-03-31
INFINITE GROUP INC
filed 2007-05-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 0-21816

INFINITE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1490422
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

60 Office Park Way
Pittsford, New York 14534
(Address of principal executive office)

(585) 385-0610
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No x

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007, there were 23,524,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

INFINITE GROUP, INC.
FORM 10-QSB REPORT
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet - March 31, 2007 (Unaudited) and December 31, 2006 (Audited)	3

	Statements of Operations - (Unaudited) for the three
	months ended March 31, 2007 and 2006	4

	Statements of Cash Flows - (Unaudited) for the three months
	ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements - (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		17

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$71,726	$73,786
Accounts receivable, net of allowance of $53,000 ($53,000 - 2006)	680,486	487,240
Notes receivable, current portion	3,678	4,968
Prepaid expenses and other current assets	43,085	38,600
Total current assets	798,975	604,594

Property and equipment, net	75,217	80,612

Other assets - deposits	19,523	19,523
Total assets	$893,715	$704,729

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	224,335	224,051
Accrued payroll	314,625	216,397
Accrued interest payable	187,761	176,734
Accrued retirement and pension	1,839,527	1,807,524
Accrued expenses-other	95,947	62,042
Current maturities of long-term obligations-bank	46,873	50,354
Note payable	30,000	30,000
Notes payable-related parties	144,740	148,663
Total current liabilities	2,883,808	2,715,765

Long-term obligations:
Notes payable-related parties	1,146,124	1,146,124
Accrued pension expense	735,896	706,196
Total liabilities	4,765,828	4,568,085

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
22,414,965 (22,414,965 - 2006) shares issued and outstanding	22,415	22,415
Additional paid-in capital	29,036,484	28,981,059
Accumulated deficit	(30,352,373)	(30,288,191)
Accumulated other comprehensive loss	(2,578,639)	(2,578,639)
Total stockholders’ deficiency	(3,872,113)	(3,863,356)
Total liabilities and stockholders’ deficiency	$893,715	$704,729

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales	$2,132,407	$1,623,436
Cost of services	1,408,607	1,305,859
Gross profit	723,800	317,577

Costs and expenses:
General and administrative	216,212	326,796
Defined benefit pension plan	115,525	46,442
Selling	336,598	412,534
Research and development	45,263	68,122
Depreciation and amortization	9,307	13,039
Total costs and expenses	722,905	866,933
Operating income (loss)	895	(549,356)

Other income (expense):
Interest income	128	268
Interest expense:
Related parties	(35,625)	(29,296)
Other	(28,975)	(13,634)
Total interest expense	(64,600)	(42,930)
Other income-settlement of litigation	—	498,088
Total other income (expense)	(64,472)	455,426
Loss before income tax expense	(63,577)	(93,930)
Income tax expense	(605)	(7,300)
Net loss	$(64,182)	$(101,230)

Net loss per share - basic and diluted	$(.00)	$(.01)

Weighted average number of shares outstanding - basic and diluted	22,414,965	19,856,881

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net loss	$(64,182)	(101,230)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Stock based compensation	55,425	29,282
Depreciation and amortization	9,307	13,039
(Increase) decrease in assets:
Accounts receivable	(193,246)	74,334
Inventories	-	(2,013)
Other current assets	(4,485)	(18,373)
Increase (decrease) in liabilities:
Accounts payable	284	(70,308)
Accrued expenses	143,160	78,889
Accrued pension obligations	61,703	58,297
Net cash provided by operating activities	7,966	61,917

Investing activities:
Purchase of property and equipment	(3,912)	(7,177)
Proceeds from notes receivable	1,290	1,116
Net cash used in investing activities	(2,622)	(6,061)

Financing activities:
Repayments of bank notes payable	(3,481)	(3,206)
Repayments of note payable-related party	(3,923)	-
Proceeds from exercise of stock options	-	420
Net cash used in financing activities	(7,404)	(2,786)
Net increase (decrease) in cash	(2,060)	53,070
Cash - beginning of period	73,786	109,090
Cash - end of period	$71,726	$162,160

Supplemental disclosure:
Cash paid for:
Interest	$64,734	$43,770
Income taxes	$605	$7,300

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission. Results of consolidated operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our audited consolidated financial statements for the year ended December 31, 2006 presents a summary of significant accounting policies.

The Company reclassified certain prior year amounts to conform with the current year’s presentation.

Note 3. Stock Option Plans

As of March 31, 2007 the Company’s Stock Option Plans (the “Plan”) provided for the grant of incentive or non-qualified stock options for the purchase of common stock for up to 5,223,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company’s board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

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

The compensation cost that has been charged against income for options granted under the Plan was $38,244 and $23,585 for the three months ended March 31, 2007 and 2006, respectively. The impact of this expense was to increase basic and diluted net loss per share from $(.00) to $(.01) for the three months ended March 31, 2006. There was no impact on net loss per share for the three months ended March 31, 2007. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset for the tax effect of the financial statement expense. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the three months ended March 31, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted.

The Company used volatility of 50% and 100% when computing the value of stock options and warrants for the three months ended March 31, 2007 and 2006, respectively. This is based on historical volatility, with consideration given to activity subsequent to July 2005, when the Company brought current its public information in filings with the SEC, the volume of trading in the Company’s common stock has trended upward. The Company believes the increase in the volume of trading has provided more liquidity and less volatility than was previously experienced. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recorded expense of $38,244 and $23,585 for employee stock options and $17,181 and $5,697 for options and warrants issued to independent service providers for the three months ended March 31, 2007 and 2006, respectively.

A summary of all stock option activity for the three months ended March 31, 2007 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,380,000	$.24

Options issued	35,000	$.50

Options expired	(14,500)	$.41

Outstanding at March 31, 2007	4,400,500	$.24	7.9 years	$1,198,130

Exercisable at March 31, 2007	3,685,833	$.21	7.6 years	$1,122,117

The weighted average fair value of options granted during the three months ended March 31, 2007 was approximately $.33 ($.23 during the three months ended March 31, 2006). No options were exercised during the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $480.

A summary of the status of nonvested stock option activity for the three months ended March 31, 2007 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2006	784,000	$.30
Granted	35,000	$.33
Vested	(96,333)	$.24
Forfeited	(8,000)	$.37
Nonvested at March 31, 2007	714,667	$.31

At March 31, 2007, there was approximately $162,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of two years. The total fair value of shares vested during the three months ended March 31, 2007 was approximately $23,000.

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, stock warrants and convertible notes payable. Stock options and warrants with exercise prices that exceeded the average fair market value of common stock had an antidilutive effect and therefore, were excluded from the computation of net income (loss) per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercise. In a loss period, the calculation for basic and diluted net income (loss) per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three months ended March 31, 2007 and 2006, the Company had 22,414,965 and 19,856,881 weighted average shares of its common stock outstanding, respectively. If the Company had generated earnings during the three months ended March 31, 2007 and 2006, 19,597,891 and 1,705,113 common stock equivalents, respectively, would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average of common stock during the period and convertible notes payable. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding.

Note 5. - New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three month ended March 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses or to defined benefit pension plan expense if they are associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan). The Company has accrued interest and excise taxes associated with the contributions that the Company was not able to contribute to the O&W Plan. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2002 through 2006 remain open to examination by the taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Overview

We operate in the field of information technology (IT) consulting services and biometric technology, and we have an office in the Washington DC metropolitan area. In March 2006, we opened a regional office in Jackson, Mississippi with the objective of developing new business in that area of the U.S. We now provide business and technology integration and systems support primarily to U.S. government clients. We focus on aligning business processes with technology for delivery of solutions to meet our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.

Osley & Whitney, Inc. Retirement Plan

Since our sale of all of the common stock of Osley & Whitney, Inc. (O&W) on December 30, 2002, we have continued to act as the sponsor of the Osley & Whitney, Inc. Retirement, Plan (O&W Plan), a defined benefit pension plan.

Although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so since December 30, 2002 when we sold all of the common stock of O&W to a third party. During the three months ended March 31, 2007, we submitted information advocating this position to the Department of the Treasury to ascertain whether they concur or disagree with this determination. The Department of the Treasury is presently reviewing this information. If they do not concur with our position, we intend to pursue all appropriate further avenues to prevail in our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

At March 31, 2007, the O&W Plan had an accrued pension obligation liability of $2,524,285 and an accumulated other comprehensive loss of $2,578,639 which we have recorded as a reduction of stockholders’ equity. The market value of plan assets decreased from $3,497,115 at December 31, 2006 to $3,430,661 at March 31, 2007. The decrease was comprised of investment returns of $40,135 which were offset by benefit payments of $105,549 and expenses paid of $1,040.

We were required to make contributions in 2004, 2005 and 2006 and are required to make contributions in future years to fund the O&W Plan deficiencies. We did not make any contributions in 2004 or 2006. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using that day’s closing market price. We currently do not have the funds available to make the required contributions which currently approximate $1.4 million, which includes the minimum required plan contributions of $513,551 and $979,328 for the 2005 and 2004 plan years, respectively. We recorded defined benefit pension expense of $115,525 and $46,442 for the three months ended March 31, 2007 and 2006, respectively. In 2006 and 2005, we recorded aggregate excise taxes of $268,200. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure the contributions due to the O&W Plan. The lien is subordinate to liens that secure accounts receivable financing and notes payable.

IT Consulting

Our IT Services Group provides IT services which include strategic staffing, program management, project management, network services, technical engineering, software development, and enterprise resource planning. Since December 2003, when we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services, we have been a GSA contractor and as a result, have entered into and completed several subcontract agreements with a number of prime contractors to several U.S. Governmental agencies. As a GSA contractor we can compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. As of March 31, 2007, we have one prime contract under our GSA schedule.

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future years.

Although our future prospects appear promising, the lengthy government financing and procurement processes may result in operating losses until sales increase to support our infrastructure and provide consistent cash flow to support profitability.

In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our working capital needs.

Results of Operations

Comparison of the Three Months ended March 31, 2007 and 2006

The following table compares our statement of operations data for the three months ended March 31, 2007 and 2006. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2006 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)

Sales	$2,132,407	100.0%	$1,623,436	100.0%	$508,971	31.4%
Cost of services	1,408,607	66.1	1,305,859	80.4	102,748	7.9
Gross profit	723,800	33.9	317,577	19.6	406,223	127.9
General and administrative	216,212	10.1	326,796	20.1	(110,584)	(33.8)
Defined benefit pension plan	115,525	5.4	46,442	2.9	69,083	148.8
Selling	336,598	15.8	412,534	25.4	(75,936)	(18.4)
Research and development	45,263	2.1	68,122	4.2	(22,859)	(33.6)
Depreciation and amortization	9,307	0.4	13,039	0.8	(3,732)	(28.6)
Total operating expenses	722,905	33.9	866,933	53.4	(144,028)	(16.6)
Operating income (loss)	895	0.0	(549,356)	(33.8)	550,251	(100.2)
Interest expense, net	(64,472)	(3.0)	(42,662)	(2.6)	(21,810)	51.1
Other income	-		498,088	30.7	(498,088)	(100.0)
Income tax expense	(605)	(0.0)	(7,300)	(0.4)	6,695	(91.7)
Net loss	$(64,182)	(3.0)%	$(101,230)	(6.2)%	$37,048	(36.6)%

Net loss per share - basic and diluted	$(.00)		$(.01)

Sales

Sales for the three months ended March 31, 2007 were $2,132,407 as compared to sales for the three months ended March 31, 2006 of $1,623,436, an increase of $508,971. A significant portion of the increase was a result of sales from new projects, including the first phase of a nationwide Physical to Virtual server consolidation project for a major establishment of the U.S. government which began during late 2006 and was completed during 2007. Virtualization is the process of presenting a logical grouping of computing resources so they can be accessed in ways that give benefits over the original configuration. A good example of virtualization is multiprocessing computer architectures. This is the practice of partitioning or splitting up one server to appear as multiple servers. Using virtualization software provided by third party vendors such as VMWare, a client can run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

In March 2006, one of our contracts to provide services to the U.S. government ended when the project ended and another contract had staffing reductions. Approximately 26% or $2.2 million of our sales for the year ended December 31, 2005 was generated from the contract for services to the U.S. government. Due to the nature of certain of our contracts, contract expirations occur when projects are completed or when appropriations of funds have been fully depleted and new appropriations have not been approved. We have continued to submit proposals and have identified opportunities for other new contracts to replace sales that do not continue in the ordinary course of business, as well as to increase our sales.

We are actively pursuing opportunities to develop additional sales from new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, and hired a new business development employee and retained a lobbying firm to pursue state and local government business opportunities within the Gulf Coast region. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Early successes in our recent initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of a team that won the U.S. State Department’s recent Hybrid Information Technology Support Services (HITSS) contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource. However, although we believe our future prospects are robust, the lengthy government financing and procurement processes may result in continuing operating losses until sales increase to support our infrastructure and provide consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended March 31, 2007 was $1,408,607 or 66.1% of sales as compared to $1,305,859 or 80.4% for the three months ended March 31, 2006. Gross profit was $723,800 or 33.9% of sales for the three months ended March 31, 2007 compared to $317,577 or 19.6% of sales for the three months ended March 31, 2006. The increase in gross profit is due to a change in the mix of our business resulting from new projects at improved gross margins which began in late 2006 and a reduction in the costs related to employees who did not generate billable revenue after contract reductions. Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2007 decreased by $110,584 or 33.8% to $216,212. As a percentage of sales, general and administrative expense was 10.1% for the three months ended March 31, 2007 and 20.1% for the same period in 2006. This change was due in part to an increase in sales for the three months ended March 31, 2007 compared to 2006. In addition, we incurred certain non-recurring expenses in 2006 including legal fees of $25,000 due to administering our contracts and proxy solicitation expenses of approximately $18,400. We also reduced compensation and benefits expense by approximately $69,000 for the three months ended March 31, 2007 as compared to 2006.

We anticipate that the amount of general and administrative expenses will increase as we continue to implement our business strategy and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, excise taxes, professional services, and interest costs) associated with the O&W Plan of $115,525 for the three months ended March 31, 2007 and $46,442 for the three months ended March 31, 2006, an increase of $69,083. During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure pension payments due under the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and notes payable.

Although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so since December 30, 2002 when we sold all of the common stock of O&W to a third party. During the three months ended March 31, 2007 we incurred additional legal and professional fees in connection with advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. We are seeking the concurrence of the Department of the Treasury and have recently provided to them the information related to our determination. They are presently reviewing the information.

If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail in our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

Selling Expenses

For the three months ended March 31, 2007 we incurred selling expenses of $336,598 associated with growing the business in our IT Services Group compared to $412,534 for the three months ended March 31, 2006, a decrease of $75,936. As a result of the expiration of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions resulting in compensation and benefits expense reductions of approximately $49,000 and consultant expense reductions of approximately $56,000 for the three months ended March 31, 2007 as compared to 2006. We expect to add additional sales personnel in the future as sales increase or as specific new sales opportunities are recognized. We recorded $17,181 of expense during the three months ended March 31, 2007 for the value of a warrant issued to a consultant who has met certain performance criteria by assisting us with increasing our sales. We recorded selling expense associated with employee stock options of $29,229 for the three months ended March 31, 2007, an increase of $21,021 compared to $8,208 for the three months ended March 31, 2006.

Research and Development Expenses

For the three months ended March 31, 2007 we recorded $45,263 of research and development expenses, a decrease of $22,859 compared to $68,122 for the three months ended March 31, 2006. In 2007, these expenses were principally related to examining new business opportunities and to a lesser extent for the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. We eliminated one TouchThru™ engineering position subsequent to the three months ended March 31, 2006 since the TouchThru™ product development was substantially complete.

Although we are in a position to market and sell that product, we have revised our strategy based on Ultra-Scan’s development of a next generation fingerprint scanner that is expected to replace the current scanner. At the appropriate time, we plan to market and sell a re-designed TouchThru™ unit using this next generation technology. We will expend very limited resources on our current product version to introduce the capabilities of this product to the market. The TouchThru™ unit will be marketed in a variety of industries and markets, including the federal, state and local government, health care, travel and general security, and access control. During the year ended December 31, 2006, we delivered demonstration and pre-production units for trial to certain prospective customers in two industries.

We believe that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. Given our limited financial resources at this time and other business priorities, this will be deferred until the market is better established and we have the necessary working capital to support this product. We will continue to monitor the market and determine the appropriate time to enter this market.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3,732 to $9,307 for the three months ended March 31, 2007 compared to $13,039 for the three months ended March 31, 2006. The decrease is due to less depreciation and amortization of assets related to the TouchThru™ product, which were considered impaired and written off during 2006.

Income (Loss) From Operations

For the three months ended March 31, 2007 we had operating income of $895, an improvement of $550,251 compared to operating loss of $(549,356) for the three months ended March 31, 2006. This is principally attributable to three factors, first, our sales increased from $1,623,436 in 2006 to $2,132,407 in 2007, an increase of $508,971; second, our gross profit increased by $406,223; and third, our operating expenses decreased by $144,028 including decreases in general and administrative expenses of $110,584, selling expenses of $75,936, and research and development expenses of $22,859, which were offset in part by increases in defined benefit pension plan expenses of $69,083.

Interest Expense

Net interest expense was $64,472 for the three months ended March 31, 2007 compared to $42,662 for the three months ended March 31, 2006. The increase of $21,810 is principally due to an increase in factoring fees of approximately $17,000 due to an increase in the volume of financings, and additional interest expense associated with short-term borrowings from related parties in 2007.

Other Income

For the three months ended March 31, 2007 other income was $0 compared to $498,088 for the same period in 2006. During the three months ended March 31, 2006 we received and recorded other income of $498,088, net of legal fees of $166,412, from the resolution of the lawsuit we filed in the Superior Court, State of Rhode Island on August 13, 1999 against Spectra Science Corporation and Nabil Lawandy.

Income Taxes

Income tax expense was $605 and $7,300 for the three months ended March 31, 2007 and 2006, respectively, consisting of state taxes.

Net Loss

For the three months ended March 31, 2007, we recorded a net loss of $(64,182) or $(.00) per share compared to a net loss of $(101,230) or $(.01) per share for the three months ended March 31, 2006.

This improvement is principally attributable to three factors, first, our sales increased from $1,623,436 in 2006 to $2,132,407 in 2007, an increase of $508,971; second, our gross profit increased by $406,223; and third, our operating expenses decreased by $144,028 including decreases in general and administrative expenses of $110,584, selling expenses of $75,936, and research and development expenses of $22,859, which were offset in part by an increase in defined benefit pension plan expenses of $69,083. During the three months ended March 31, 2006 the operating loss of $(549,356) was substantially offset by other income of $498,088.

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

Our board of directors and stockholders have approved stock options plans, which have authority to grant options to purchase up to an aggregate of 5,223,000 shares at March 31, 2007. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

As a result of adopting SFAS 123R in 2006, the compensation cost that has been charged against income for options granted to employees under the plan was $38,244 and $23,585 for the three months ended March 31, 2007 and 2006, respectively. The impact of this expense was to increase basic and diluted net loss per share from $(.00) to $(.01) for the three months ended March 31, 2006. There was no impact on net loss per share for the three months ended March 31, 2007. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, we have a deferred tax asset for the tax effect of the financial statement expense. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce our gross deferred tax asset to zero. As a result, for the three months ended March 31, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted.

We also recorded expense of $17,181 and $5,697 for warrants and stock options issued to consultants for the three months ended March 31, 2007 and 2006, respectively.

In the following table, we present adjustments and pro forma amounts to reflect the impact that the adoption of SFAS 123R had on our financial statements including net loss. We believe that these non-generally accepted accounting principles (GAAP) financial measures provide investors useful information to facilitate the comparison of current performance to prior performance. These non-GAAP measures should not be considered in isolation or as a substitute for performance measures in accordance with GAAP.

	Three Months Ended March 31,
			2007			2006
	2007	Adjustments	Pro Forma	2006	Adjustments	Pro Forma

Sales	$2,132,407	$-	$2,132,407	$1,623,436	$-	$1,623,436
Cost of services	1,408,607	(6,388)	1,402,219	1,305,859	(14,093)	1,291,766
Gross profit	723,800	6,388	730,188	317,577	14,093	331,670
General and administrative	216,212	(2,627)	213,585	326,796	(1,284)	325,512
Defined benefit pension plan	115,525	-	115,525	46,442	-	46,442
Selling	336,598	(29,229)	307,369	412,534	(8,208)	404,326
Research and development	45,263	-	45,263	68,122	-	68,122
Depreciation and amortization	9,307	-	9,307	13,039	-	13,039
Total operating expenses	722,905	(31,856)	691,049	866,933	(9,492)	857,441
Operating income (loss)	895	38,244	39,139	(549,356)	23,585	(525,771)
Interest expense, net	(64,472)	-	(64,472)	(42,662)	-	(42,662)
Other income	-	-	-	498,088	-	498,088
Income tax expense	(605)	-	(605)	(7,300)	-	(7,300)
Net loss	$(64,182)	$38,244	$(25,938)	$(101,230)	$23,585	$(77,645)

Liquidity and Capital Resources

At March 31, 2007, we had cash of $71,726 available for our working capital needs and planned capital asset expenditures.

At March 31, 2007, we had working capital deficit of approximately $2.1 million and a current ratio of .28. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan, working capital was a deficit of approximately $296,000. Our objective is to improve our working capital position from profitable operations. If we continue to incur operating losses or net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock and financing through sales with recourse of our accounts receivable.

We have available a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At March 31, 2007, we had approximately $400,000 of availability under this line and could finance up to another approximately $400,000 based on eligible accounts receivable.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. For the three months ended March 31, 2007 we recorded expense of $17,181 related to warrants issued to a consultant who has met a portion of his performance criteria by assisting us with increasing our sales in 2007.

During the three months ended March 31, 2006 we issued non-qualified stock options and warrants to other service providers and recorded $5,697 of expense related to these issuances.

Successes in our 2006 and 2007 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of a team that won the U.S State Department’s recent Hybrid Information Technology Support Services (HITSS) contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

Although our future prospects appear promising, the lengthy government financing and procurement processes may result in continuing operating losses until sales increase to support our infrastructure and provide consistent cash flow to support profitability.

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

Risk Factors

You should consider the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2007, we engaged the services of a consultant, an accredited investor, to assist us with business development for a term of one year through April 4, 2008 and issued it (i) 100,000 restricted shares of our common stock and (ii) a warrant to acquire 100,000 shares of our common stock, exercisable at $.50 per share, which expires on April 4, 2012. The issuance of the common shares and the warrant were made in reliance upon the exemptions from registration set forth in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("Act").

On April 24, 2007, upon the exercise of an outstanding stock option under our stock option plan, we issued 10,000 restricted shares of our common stock and received aggregate proceeds of $500. The issuance of the shares was made in reliance upon the exemption from registration set forth in Section 4(2) of the Act.

On May 1, 2007, outstanding convertible notes in the aggregate principal amount of $50,000 with a conversion price of $.05 per shares, were converted by three separate note holders, all accredited investors, in accordance with the terms of the notes. Upon conversion, we issued a total of 1,000,000 restricted shares of our common stock. The issuance of the common shares was made in reliance upon the exemptions from registration set forth in Sections 4(2) and 4(6) of the Act.

We reasonably believe that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution there of and appropriate legends were affixed to the stock certificates or warrant.

No underwriter was involved in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

The disclosure in response to Part II-Item 2, above in incorporate herein by reference.

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

Infinite Group Inc. (Registrant)

Date May 11, 2007	/s/ Michael S. Smith
Chief Executive Officer (Principal Executive Officer)

Date May 11, 2007	/s/ Michael S. Smith
Chief Financial Officer (Principal Financial Officer)