Form 10QSB
period 2007-06-30
INFINITE GROUP INC
filed 2007-08-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 2007, there were 23,524,965 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	$5,908	$73,786
Accounts receivable, net of allowance of $53,000 ($53,000 - 2006)	520,320	487,240
Notes receivable, current portion	2,336	4,968
Prepaid expenses and other current assets	91,080	38,600
Total current assets	619,644	604,594

Property and equipment, net	49,812	80,612

Other assets - security deposits	19,523	19,523
Total assets	$688,979	$704,729

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	195,000	224,051
Accrued payroll	204,946	216,397
Accrued interest payable	211,810	176,734
Accrued pension and retirement	1,868,948	1,807,524
Accrued expenses - other	90,844	62,042
Notes payable - bank	19,660	50,354
Note payable	30,000	30,000
Notes payable-related parties	143,209	148,663
Total current liabilities	2,764,417	2,715,765

Long-term obligations:
Notes payable-related parties	1,096,124	1,146,124
Accrued pension expense	792,054	706,196
Total liabilities	4,652,595	4,568,085

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
23,524,965 (22,414,965 - 2006) shares issued and outstanding	23,525	22,415
Additional paid-in capital	29,200,402	28,981,059
Accumulated deficit	(30,608,904)	(30,288,191)
Accumulated other comprehensive loss	(2,578,639)	(2,578,639)
Total stockholders’ deficiency	(3,963,616)	(3,863,356)
Total liabilities and stockholders’ deficiency	$688,979	$704,729

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$3,944,669	$2,964,002	$1,812,262	$1,340,566
Cost of services	2,751,949	2,354,776	1,343,342	1,048,917
Gross profit	1,192,720	609,226	468,920	291,649

Costs and expenses:
General and administrative	392,479	522,422	176,267	195,627
Defined benefit pension plan	189,018	91,783	73,493	45,340
Selling	702,764	816,191	366,166	403,657
Research and development	87,253	140,710	41,990	72,588
Depreciation and amortization	18,117	43,627	8,810	30,588
Total costs and expenses	1,389,631	1,614,733	666,726	747,800
Operating loss	(196,911)	(1,005,507)	(197,806)	(456,151)

Other income (expense):
Interest income	212	501	84	233
Interest expense:
Related parties	(70,279)	(58,035)	(34,654)	(28,739)
Other	(59,721)	(29,156)	(30,746)	(15,522)
Total interest expense	(130,000)	(87,191)	(65,400)	(44,261)
Other income	6,591	498,088	6,591	-
Total other income (expense)	(123,197)	411,398	(58,725)	(44,028)

Loss before income tax expense	(320,108)	(594,109)	(256,531)	(500,179)
Income tax expense	(605)	(7,300)	-	-
Net loss	$(320,713)	$(601,409)	$(256,531)	$(500,179)

Net loss per share - basic and diluted	$(.01)	$(.03)	$(.01)	$(.02)

Weighted average number of shares outstanding - basic and diluted	22,803,805	20,397,940	23,188,372	20,933,053

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Operating activities:
Net loss	$(320,713)	$(601,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	132,453	107,921
Depreciation and amortization	18,117	43,627
Gain on disposal of equipment	(6,591)	-
(Increase) decrease in assets:
Accounts receivable	(33,080)	560,182
Inventories	-	(2,013)
Other assets	(14,980)	(12,524)
Increase (decrease) in liabilities:
Accounts payable	(29,051)	(245,751)
Accrued expenses	52,427	18,322
Accrued pension and retirement	147,282	116,594
Net cash used in operating activities	(54,136)	(15,051)

Investing activities:
Purchase of property and equipment	(5,365)	(14,315)
Proceeds from notes receivable	2,632	2,559
Net cash used in investing activities	(2,733)	(11,756)

Financing activities:
Net repayments of bank notes payable	(6,055)	(6,445)
Net repayments of note payable-related party	(5,454)	-
Proceeds from exercise of stock options	500	420
Net cash used in financing activities	(11,009)	(6,025)
Net decrease in cash	(67,878)	(32,832)
Cash - beginning of period	73,786	109,090
Cash - end of period	$5,908	$76,258

Supplemental disclosure:
Cash paid for:
Interest	$100,856	$71,894
Income taxes	$605	$7,300

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission. Results of consolidated operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

The Company reclassified certain prior year amounts to conform to the current year’s presentation.

Note 3. Stock Option Plans and Equity Instruments

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include options, warrants and stock grants.

As of June 30, 2007 the Company’s Stock Option Plans (the “Plan”) provided for the grant of incentive (ISO’s) or non-qualified stock options (Non-ISO’s) for the purchase of common stock for up to 5,213,000 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company’s board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

The Company used volatility of 50% when computing the value of stock options and warrants for the three and six months ended June 30, 2007, 71% for the three months ended June 30, 2006, and 100% for the three months ended March 31, 2006. This is based on historical volatility, with consideration given to trading activity subsequent to July 2005, when the Company brought current its public information in filings with the SEC, and the increase in the volume of trading in the Company’s common stock in 2006 and 2007. The Company believes the increase in the volume of trading has provided more liquidity and less volatility than was previously experienced. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded expense for options, common stock and warrants issued to employees and independent service providers for the three and six months ended June 30, 2007 and 2006 as follows:

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Three Months ended June 30, 2007	Three Months ended June 30, 2006
Employee stock options	$83,059	$96,527	$44,815	$72,942
Consultants - stock warrants	36,894	8,385	19,713	4,193
Consultant - shares of common stock	12,500	-	12,500	-
Consultant -stock options	-	3,009	-	1,504
Total expense	$132,453	$107,921	$77,028	$78,639

A summary of all stock option activity for six months ended June 30, 2007 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,380,000	$.24

Options granted	95,000	$.55

Options expired	(14,500)	$.41

Options exercised	(10,000)	$.05

Outstanding at June 30, 2007	4,450,500	$.25	7.6 years	$1,627,060

Exercisable at June 30, 2007	3,724,167	$.22	7.3 years	$1,484,327

The weighted average fair value of options granted during the six months ended June 30, 2007 was approximately $.37 ($.34 during the six months ended June 30, 2006). The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $4,700 and $480, respectively.

A summary of nonvested stock option activity for the six months ended June 30, 2007 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2006	784,000	$.30

Options granted	95,000	$.37

Options vested	(144,667)	$.23

Options forfeited	(8,000)	$.37

Nonvested outstanding at June 30, 2007	726,333	$.32

At June 30, 2007, there was approximately $133,000 of total unrecognized compensation cost related to non-vested options granted under the Plan. That cost is expected to be recognized over a weighted average period of one year. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $33,000.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist with business development for a term of one year through April 4, 2008 and issued it (i) 100,000 restricted shares of common stock and (ii) a warrant to acquire 100,000 shares of common stock, exercisable at $.50 per share, which expires on April 4, 2012. The agreements have been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the equity instrument is determined on the measurement date and the expense recorded as the performance criteria are met. Total expense recognized for these equity instruments for the six months ended June 30, 2007 was $18,594.

On April 24, 2007, upon the exercise of an outstanding stock option under our Plan, the Company issued 10,000 restricted shares of common and received aggregate proceeds of $500.

On May 1, 2007, outstanding convertible notes in the aggregate principal amount of $50,000 with a conversion price of $.05 per share, were converted by the note holders in accordance with the terms of the notes. Upon conversion, the Company issued a total of 1,000,000 restricted shares of common stock.

Note 4. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Six Months Ended June 30,
	2007	2006
Conversion of notes payable to common stock	$50,000	$100,000
Issuance of 100,000 shares of common stock in exchange for consulting services to be provided over one year	$50,000	$-

Note 5. Earnings Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, stock warrants and convertible notes payable. Stock options, warrants and convertible notes payable with exercise prices that exceeded the average fair market value of common stock had an antidilutive effect and therefore, were excluded from the computation of net income (loss) per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the equity instruments assumed to be exercised.

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and six months ended June 30, 2007 and 2006 as follows. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of common stock during the period and convertible notes payable. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding. In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding	22,803,805	20,397,940	23,188,372	20,933,053
Common stock equivalents	19,452,855	5,334,160	19,056,808	8,794,621

Note 6. - Employee Pension Plan

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Three Months ended June 30, 2007	Three Months ended June 30, 2006

Interest cost	$160,693	$151,745	$84,821	$75,872
Expected return on plan assets	(137,055)	(137,055)	(68,527)	(68,527)
Service cost	32,500	32,500	16,250	16,250
Expected expenses	65,125	65,125	32,563	32,563
Net periodic pension cost	$121,263	$112,315	$65,107	$56,158

Note 7. - New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses or to defined benefit pension plan expense if they are associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan). The Company has accrued interest and excise taxes associated with the contributions that the Company was not able to contribute to the O&W Plan. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The tax years 2002 through 2006 remain open to examination by the taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Our Business

With offices in Pittsford, New York, Vienna, Virginia and Jackson, Mississippi, we provide business, program management and information technology (IT) services and systems support to federal, state and local government and commercial clients through our IT Services Group. Our work includes leading edge operations supporting complex programs in advanced computing environments (network services), server and desktop virtualization technology, wireless technology, human capital services, financial services, enterprise architecture, and earned value management. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs.

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. As a GSA contractor we can compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as state and local governments and other national and international organizations. As of June 30, 2007, we have one prime contract under our GSA schedule with the U.S. Department of Homeland Security.

During the three months ended June 30, 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as aVMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our server virtualization practice. Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

In July 2007, we were accepted into the Hewlett Packard (NYSE:HPQ) Developer and Solutions Partner Program (DSPP). DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services. HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers. The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.

In August 2007, we were notified that we were part of a team led by a large systems integrator that was awarded a Government Wide Acquisition Contract (GWAC) under GSA’s $50 billion Alliant program.

Osley & Whitney, Inc. Retirement Plan

Since our sale of all of the common stock of Osley & Whitney, Inc. (O&W) on December 30, 2002, we have continued to act as the sponsor of the O&W Retirement Plan (O&W Plan), a defined benefit pension plan.

Although we have continued to act as the sponsor of the O&W Plan after the sale, recently it was determined that we may not have had, or currently have, a legal obligation to do so. During the six months ended June 30, 2007, we submitted information advocating this position to the Department of Treasury to ascertain whether they concur or disagree with this determination. The Department of Treasury is presently reviewing this information. If they do not concur with our position, we intend to pursue all appropriate further avenues to prevail on our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

At June 30, 2007, the O&W Plan had an accrued pension obligation liability of $2,598,373 and an accumulated other comprehensive loss of $2,578,639 which we have recorded as a reduction of stockholders’ equity. The market value of plan assets decreased by $5,226 from $3,497,115 at December 31, 2006 to $3,491,889 at June 30, 2007. The decrease was comprised of investment returns of $222,885 which were offset by benefit payments of $212,111 and expenses paid of $16,000.

Whether or not we ultimately will be responsible to fund any O&W Plan deficiencies is largely dependent upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, as described above. If it is determined that we are responsible for such deficiencies, then we will be required to make contributions for deficiencies in 2004, 2005, 2006, 2007, and in future years to fund any O&W Plan deficiencies. We did not make any contributions in 2004, 2006 or 2007. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using that day’s closing market price. We currently do not have the funds available to make the required contributions which currently approximate $1.5 million, which includes the minimum required plan contributions. We recorded defined benefit pension expense (including professional services and interest costs) of $189,018 and $91,783 for the six months ended June 30, 2007 and 2006, respectively. In 2006 and 2005, we recorded aggregate excise taxes of $268,200. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure pension payments due under the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2007 and 2006

The trends suggested by the following tables are not indicative of future operating results due to the relatively short track record that we have in focusing on providing IT consulting services.

The following table compares our statements of operations data for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
					2007 vs. 2006
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)

Sales	$1,812,262	100.0%	$1,340,566	100.0%	$471,696	35.2%
Cost of services	1,343,342	74.1	1,048,917	78.2	294,425	28.1
Gross profit	468,920	25.9	291,649	21.8	177,271	60.8
General and administrative	176,267	9.7	195,627	14.6	(19,360)	(9.9)
Defined benefit pension plan	73,493	4.1	45,340	3.4	28,153	62.1
Selling	366,166	20.2	403,657	30.1	(37,491)	(9.3)
Research and development	41,990	2.3	72,588	5.4	(30,598)	(42.2)
Depreciation and amortization	8,810	0.5	30,588	2.3	(21,778)	(71.2)
Total costs and expenses	666,726	36.8	747,800	55.8	(81,074)	(10.8)
Operating loss	(197,806)	(10.9)	(456,151)	(34.0)	258,345	(56.6)
Interest expense, net	(65,316)	(3.6)	(44,028)	(3.3)	(21,288)	48.4
Other income	6,591	0.4	-	0.0	6,591
Net loss	$(256,531)	(14.2)%	$(500,179)	(37.3)%	$243,648	(48.7)%

Net loss per share - basic and diluted	$(.01)		$(.02)		$.01

The following table compares our statements of operations data for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
					2007 vs. 2006
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)

Sales	$3,944,669	100.0%	$2,964,002	100.0%	$980,667	33.1%
Cost of services	2,751,949	69.8	2,354,776	79.4	397,173	16.9
Gross profit	1,192,720	30.2	609,226	20.6	583,494	95.8
General and administrative	392,479	9.9	522,422	17.6	(129,943)	(24.9)
Defined benefit pension plan	189,018	4.8	91,783	3.1	97,235	105.9
Selling	702,764	17.8	816,191	27.5	(113,427)	(13.9)
Research and development	87,253	2.2	140,710	4.7	(53,457)	(38.0)
Depreciation and amortization	18,117	0.5	43,627	1.5	(25,510)	(58.5)
Total costs and expenses	1,389,631	35.2	1,614,733	54.5	(225,102)	(13.9)
Operating loss	(196,911)	(5.0)	(1,005,507)	(33.9)	808,596	(80.4)
Interest expense, net	(129,788)	(3.3)	(86,690)	(2.9)	(43,098)	49.7
Other income	6,591	0.2	498,088	16.8	(491,497)	(98.7)
Income tax expense	(605)	(0.0)	(7,300)	(0.2)	6,695	(91.7)
Net loss	$(320,713)	(8.1)%	$(601,409)	(20.3)%	$280,696	(46.7)%

Net loss per share - basic and diluted	$(0.01)		$(0.03)		$0.02

Sales

Sales for the three months ended June 30, 2007 were $1,812,262, an increase of $471,696 or 35.2% as compared to sales for the three months ended June 30, 2006 of $1,340,566. Sales for the six months ended June 30, 2007 were $3,944,669, an increase of $980,667 or 33.1% as compared to sales for the six months ended June 30, 2006 of $2,964,002. A significant portion of this increase was a result of sales from new projects including a significant server virtualization project for a major establishment of the U.S. Government.

Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology. We continue to devote substantial resources to support our expanding server and desktop virtualization practice.

In March 2006, one of our subcontracts for services to the U.S. Department of Homeland Security ended when the project ended. One other subcontract had staffing reductions. Most of our government contracts have a lifecycle; there is a beginning, middle and an end. Contracts end naturally when projects are completed or when appropriations of funds have been fully depleted and new appropriations have not been approved. Our ongoing business development efforts entail the submission of numerous contract proposals and the identification of opportunities for other new contracts to replace sales that do not continue in the ordinary course of business and to increase our sales.

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

Early successes in our recent initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In August 2007, we were notified that we were part of a team led by a large systems integrator that was awarded a Government Wide Acquisition Contract (GWAC) under GSA’s $50 billion Alliant program. In addition, we are a member of a team that won the U.S. State Department’s recent Hybrid Information Technology Support Services (HITSS) contract. Under our agreement with the prime contractor, we are identified as a primary Earned Value Management resource. However, although we believe our future prospects are robust, the lengthy government financing and procurement processes may result in continuing operating losses until sales increase to support our infrastructure and provide consistent profitability.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended June 30, 2007 was $1,343,342 or 74.1% of sales as compared to $1,048,917 or 78.2% of sales for the three months ended June 30, 2006. Gross profit was $468,920 or 25.9% of sales for the three months ended June 30, 2007 compared to $291,649 or 21.8% of sales for the three months ended June 30, 2006. Cost of services for the six months ended June 30, 2007 was $2,751,949 or 69.8% of sales as compared to $2,354,776 or 79.4% of sales for the six months ended June 30, 2006. Gross profit was $1,192,720 or 30.2% of sales for the six months ended June 30, 2007 compared to $609,226 or 20.6% of sales for the six months ended June 30, 2006.

The increase in gross profit in 2007 is due to a change in the mix of our business resulting from new projects, including a significant server virtualization project, at improved profit margins and a reduction in the costs of employees who did not generate billable sales after contract reductions.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended June 30, 2007 were $176,267 which was a decrease of $19,360 or 9.9% as compared to $195,627 for the three months ended June 30, 2006 due to slight decreases in a variety of general and administrative expense categories. As a percentage of sales, general and administrative expenses were 9.7% for the three months ended June 30, 2007 as compared to 14.6% for the three months ended June 30, 2006.

General and administrative expenses for the six months ended June 30, 2007 decreased by $129,943 or 24.9%. As a percentage of sales, general and administrative expenses were 9.9% for the six months ended June 30, 2007 and 17.6% for the six months ended June 30, 2006. This change was due in part to an increase in sales for the six months ended June 30, 2007 compared to 2006. In 2007, we experienced a decrease in compensation expense of $76,800 in part from consolidating certain administrative functions. In addition, we incurred certain non-recurring expenses in 2006 including legal fees of $25,000 due to administering our contracts and annual stockholder meeting proxy expenses of approximately $18,400.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business, however, we anticipate that general and administrative expenses will decline as a percentage of sales as our sales increase.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses are expenses (including pension expense, excise taxes, professional services, and interest costs) associated with the O&W Plan. These expenses were $73,493 for the three months ended June 30, 2007 and $45,340 for the three months ended June 30, 2006, an increase of $28,153, and $189,018 for the six months ended June 30, 2007 and $91,783 for the six months ended June 30, 2006, an increase of $97,235. The increase is due to accruing interest on unfunded contributions and increases in legal and professional fees.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure pension payments due under the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

Although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so since December 30, 2002 when we sold all of the common stock of O&W to a third party. During the six months ended June 30, 2007, we incurred additional legal and professional fees in connection with advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. We are seeking the concurrence of the Department of Treasury and have recently provided to them the information related to our determination. They are presently reviewing this information.

If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail in our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

 Selling Expenses

For the three months ended June 30, 2007, we incurred selling expenses of $366,166 associated with growing the business in our IT Services Group as compared to $403,657 for the three months ended June 30, 2006, a decrease of 37,491 or 9.3%. For the six months ended June 30, 2007 we incurred selling expenses of $702,764 associated with growing business in our IT Services Group compared to $816,191 for the six months ended June 30, 2006, a decrease of $113,427 or 13.9%.

Selling expenses consist of our business development staff including salaries, benefits, sales consultants, and travel expenses. As a result of the completion of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions. During the second quarter of 2006, we hired new business development personnel, including a new business development director. In June 2007, we hired a new business development employee to focus efforts toward increasing sales of physical to virtual server consolidation projects.

We experienced a decrease in consulting expense of $48,588 and $118,493 for the three and six months ended June 30, 2007, respectively, as a result of our hiring of a consultant as an employee in the third quarter of 2006 and our reduction of the use and rate of compensation to other independent consultants.

We continued to incur expenses during the three and six months ended June 30, 2007 associated with our new business development efforts in the Gulf Coast region.

Research and Development Expenses

For the three months ended June 30, 2007, we recorded $41,990 of research and development expenses, a decrease of $30,598 compared to $72,588 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recorded $87,253 of research and development expenses compared to $140,710 for the six months ended June 30, 2006, a decrease of $53,457. In 2007, these expenses were principally related to examining new business opportunities and to a lesser extent for the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. We reduced expenses associated with this product’s development in 2007.

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

 Depreciation and Amortization Expenses

Depreciation and amortization expense decreased by $21,778 to $8,810 for the three months ended June 30, 2007 compared to $30,558 for the three months ended June 30, 2006. Depreciation and amortization expense decreased by $25,510 from $43,627 for the six months ended June 30, 2006 to $18,117 for the six months ended June 30, 2007. The decrease is due to less depreciation and amortization of assets related to the TouchThru™ product, which was considered impaired and written off during the last two quarters of 2006.

Operating Loss

For the three months ended June 30, 2007 our operating loss was $(197,806) compared to an operating loss of $(456,151) for the three months ended June 30, 2006; an improvement of $258,345. This is principally attributable to the following four factors: first, our sales increased by $471,696 from $1,340,566 in 2006 to $1,812,262 in 2007; second, our gross profit increased by $177,271; third, our general and administrative, selling, research and development, and depreciation and amortization expenses decreased by $109,227; and fourth, these expense decreases were offset in part by an increase in defined benefit pension plan expenses of $28,153.

For the six months ended June 30, 2007 our operating loss was $(196,911) compared to an operating loss of $(1,005,507) for the six months ended June 30, 2006; an improvement of $808,596. This is principally attributable to the following four factors: first, our sales increased by $980,667 from $2,964,002 in 2006 to $3,944,669 in 2007; second, our gross profit increased by $583,494; third, our general and administrative, selling, research and development, and depreciation and amortization expenses decreased by $322,337; and fourth, these expenses decreases were offset in part by an increase in defined benefit pension plan expenses of $97,235.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $65,316 for the three months ended June 30, 2007 compared to net interest expense of $44,028 for the three months ended June 30, 2006. Net interest expense was $129,788 for the six months ended June 30, 2007 compared to net interest expense of $86,690 for the six months ended June 30, 2006. The increase in net interest expense of $21,288 and $43,098, for the three and six months ended June 30, 2007, respectively, was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2007.

Other Income

For the three months ended June 30, 2007, we had other income of $6,591 compared to $0 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we had other income of $6,591 compared to $498,088 for the six months ended June 30, 2006.

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

Income Taxes

Income tax expense was $0 for the three months ended June 30, 2007 and 2006, respectively. Income tax expense was $605 and $7,300 for the six months ended June 30, 2007 and 2006, respectively, consisting of state taxes.

Net Loss

For the three months ended June 30, 2007, we recorded a net loss in the amount of $(256,531) or $(.01) per share compared to a net loss of $(500,179) or $(.02) per share for the three months ended June 30, 2006. The improvement in net loss of $243,648 is principally attributable to an increase in gross profit of $177,271 and a decrease in operating costs and expenses of $81,074, other income of $6,591, which were offset in part by an increase in net interest expense of $21,288. For the three months ended June 30, 2007 and 2006, we recorded expense of $44,815 and $72,942, respectively, for employee stock options expense under SFAS 123R and $32,213 and $5,697, respectively, for equity instruments issued to consultants.

For the six months ended June 30, 2007, we recorded a net loss in the amount of $(320,713) or $(.01) per share compared to a net loss of $(601,409) or $(.03) per share for the six months ended June 30, 2006. The improvement in net loss of $280,696 is principally attributable to an increase in gross profit of $583,494 and a decrease in operating costs and expenses of $225,102, which were offset in part by an increase in net interest expense of $43,098, a decreases in other income of $491,497, and state income taxes of $6,695

Stock-Based Compensation

In the following table, we present adjustments and pro forma amounts to reflect the impact that the adoption of SFAS 123R related to employee stock options had on our financial statements including net loss for the six months ended June 30, 2007 and 2006. Such expenses are allocated in the same manner as employee salary expense. We believe that these non-generally accepted accounting principles (GAAP) financial measures provide investors useful information to facilitate the comparison of current performance to prior performance. These non-GAAP measures should not be considered in isolation or as a substitute for performance measures in accordance with GAAP.

	Six Months Ended June 30,
	2007	2007	2007	2006	2006	2006
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma

Sales	$3,944,669	$-	$3,944,669	$2,964,002	$-	$2,964,002
Cost of services	2,751,949	(14,488)	2,737,461	2,354,776	(16,596)	2,338,180
Gross profit	1,192,720	14,488	1,207,208	609,226	16,596	625,822
General and administrative	392,479	(4,251)	388,228	522,422	(7,022)	515,400
Defined benefit pension plan	189,018	-	189,018	91,783	-	91,783
Selling	702,764	(64,320)	638,444	816,191	(72,909)	743,282
Research and development	87,253	-	87,253	140,710	-	140,710
Depreciation and amortization	18,117	-	18,117	43,627	-	43,627
Total costs and expenses	1,389,631	(68,571)	1,321,060	1,614,733	(79,931)	1,534,802
Operating loss	(196,911)	83,059	(113,852)	(1,005,507)	96,527	(908,980)
Interest expense, net	(129,788)	-	(129,788)	(86,690)	-	(86,690)
Other income	6,591	-	6,591	498,088	-	498,088
Income tax expense	(605)	-	(605)	(7,300)	-	(7,300)
Net loss	$(320,713)	$83,059	$(237,654)	$(601,409)	$96,527	$(504,882)

We recorded expense of $49,394 and $11,394 for equity instruments issued to consultants for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had cash of $5,908 available for our working capital needs and planned capital asset expenditures, a working capital deficit of approximately $2.1 million and a current ratio of .22. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan, working capital was a deficit of approximately $338,000. Our objective is to improve our working capital position from profitable operations. If we continue to incur operating losses or net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock and financing through sales with recourse of our accounts receivable.

We have available a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At June 30, 2007, we had approximately $310,000 of availability under this line and could finance up to another approximately $170,000 based on eligible accounts receivable at June 30, 2007.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. For the six months ended June 30, 2007 we recorded expense of $30,800 related to a warrant issued to a consultant who has met a portion of his performance criteria by assisting us with increasing our sales in 2007. We also recorded expense of $18,594 related to a warrant and 100,000 shares of our common stock issued to another consultant for services to be performed over one year.

During the six months ended June 30, 2006 we issued non-qualified stock options and warrants to other service providers and recorded $11,394 of expense related to these issuances.

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

During the three months ended June 30, 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as aVMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our server virtualization practice. Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

In July 2007, we were accepted into the Hewlett Packard (NYSE:HPQ) Developer and Solutions Partner Program (DSPP). DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services. HP has many tools and resources to help us generate new revenue streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers. The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.

In August 2007, we were notified that we were part of a team led by a large systems integrator that was awarded a Government Wide Acquisition Contract (GWAC) under GSA’s $50 billion Alliant program.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information required by this item has been previously included in our Form 10-QSB for the period ended March 31, 2007.

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

Infinite Group, Inc. (Registrant)

Date: August 10, 2007	/s/ Michael S. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	/s/ Michael S. Smith
Chief Financial Officer (Principal Financial Officer)