Form 10QSB
period 2007-09-30
INFINITE GROUP INC
filed 2007-11-13
CIK 884650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007, there were 23,524,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format.       Yes☐ No ☒

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2007 (Unaudited)	2006 (Audited)
ASSETS
Current assets:
Cash	$8,643	$73,786
Accounts receivable, net of allowance of $35,000 ($53,000 – 2006)	626,243	487,240
Notes receivable, current portion	953	4,968
Prepaid expenses and other current assets	74,241	38,600
Total current assets	710,080	604,594

Property and equipment, net	76,790	80,612

Other assets – security deposits	19,523	19,523
Total assets	$806,393	$704,729

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	253,503	224,051
Accrued payroll	356,894	216,397
Accrued interest payable	239,460	176,734
Accrued pension and retirement	2,048,887	1,807,524
Accrued expenses-other	81,232	62,042
Current maturities of long-term obligations-bank	3,997	50,354
Note payable	30,000	30,000
Notes payable-related parties	141,660	148,663
Total current liabilities	3,155,633	2,715,765

Long-term obligations:
Bank notes payable	30,787	-
Notes payable-related parties	1,096,124	1,146,124
Accrued pension obligation	703,211	706,196
Total liabilities	4,985,755	4,568,085

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
23,524,965 (22,414,965 – 2006) shares issued and outstanding	23,525	22,415
Additional paid-in capital	29,310,505	28,981,059
Accumulated deficit	(30,934,753)	(30,288,191)
Accumulated other comprehensive loss	(2,578,639)	(2,578,639)
Total stockholders’ deficiency	(4,179,362)	(3,863,356)
Total liabilities and stockholders’ deficiency	$806,393	$704,729

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$6,008,314	$4,391,436	$2,063,644	$1,427,434
Cost of services	4,322,505	3,440,561	1,570,556	1,085,785
Gross profit	1,685,809	950,875	493,088	341,649
Costs and expenses:
General and administrative	631,370	706,981	238,890	184,559
Defined benefit pension plan	273,035	342,370	84,017	250,587
Selling	1,118,089	1,243,369	415,325	427,178
Research and development	88,807	202,719	1,553	62,009
Impairment loss	-	130,767	-	130,767
Depreciation and amortization	26,009	73,988	7,892	30,361
Total costs and expenses	2,137,310	2,700,194	747,677	1,085,461
Operating loss	(451,501)	(1,749,319)	(254,589)	(743,812)

Other income (expense):
Interest income	255	700	43	199
Interest expense:
Related parties	(105,113)	(88,164)	(34,834)	(30,129)
Other	(94,555)	(55,777)	(34,833)	(26,621)
Total interest expense	(199,668)	(143,941)	(69,667)	(56,750)
Other income-settlement of litigation	-	498,088	-	-
Gain (loss) on sale of equipment	4,957	-	(1,634)	-
Total other income (expense)	(194,456)	354,847	(71,258)	(56,551)
Loss before income tax expense	(645,957)	(1,394,472)	(325,847)	(800,363)
Income tax expense	(605)	(7,300)	-	-
Net loss	$(646,562)	$(1,401,772)	$(325,847)	$(800,363)

Net loss per share – basic and diluted	$(.03)	$(.07)	$(.01)	$(.04)
Weighted average number of shares outstanding -basic and diluted	23,040,972	20,949,611	23,514,965	22,034,965

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Operating activities:
Net loss	$(646,562)	$(1,401,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	255,056	191,471
Depreciation and amortization	26,009	73,988
Gain on sale of equipment	(4,957)	-
Impairment loss	-	130,767
(Increase) decrease in:
Accounts receivable	(139,003)	516,607
Inventories	-	(2,013)
Other assets	(10,641)	(9,596)
Increase (decrease) in:
Accounts payable	29,452	(174,964)
Accrued expenses	222,413	165,821
Accrued pension and retirement	238,378	343,707
Net cash used in operating activities	(29,855)	(165,984)

Investing activities:
Purchase of property and equipment	(22,686)	(14,656)
Proceeds from notes receivable	4,015	3,282
Net cash used in investing activities	(18,671)	(11,374)

Financing activities:
Repayment of bank notes payable	(10,114)	(9,717)
Repayment of notes payable – related parties	(7,003)	(25,450)
Borrowings of notes payable – related parties	-	120,000
Proceeds from issuance of common stock, net of costs	500	420
Net cash provided by (used in) financing activities	(16,617)	85,253
Net decrease in cash	(65,143)	(92,105)
Cash – beginning of period	73,786	109,090
Cash – end of period	$8,643	$16,985

Supplemental disclosure:
Cash paid for:
Interest	$140,890	$102,440
Income taxes	$605	$7,300

 See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission. Results of consolidated operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Note 3. Stock Option Plans and Share Based Payments

Stock based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include options, warrants and stock grants.

As of September 30, 2007, the Company’s Stock Option Plans (the “Plan”) provided for the grant of incentive (ISO’s) or non-qualified stock options (Non-ISO’s) for the purchase of common stock for up to 5,212,500 shares to employees, directors and consultants. The Plan is administered by the compensation committee established by the Company’s board of directors, which determines the terms of the options including the exercise price, expiration date, number of shares, and vesting provisions.

The Company used volatility of 50% when computing the value of stock options and warrants for the three and nine months ended September 30, 2007, 71% for the six months ended September 30, 2006, and 100% for the three months ended March 31, 2006. This is based on historical volatility, with consideration given to activity subsequent to July 2005, when the Company brought current its public information in filings with the SEC, and the increase in the volume of trading in the Company’s common stock in 2006 and 2007. The Company believes the increase in the volume of trading has provided more liquidity and less volatility than was previously experienced. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded expense for options, common stock and warrants issued to employees and independent service providers for the three and nine months ended September 30, 2007 and 2006 as follows:

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Three Months ended September 30, 2007	Three Months ended September 30, 2006
Employee stock options	$180,068	$174,380	$97,009	$77,853
Consultants – stock warrants	49,988	12,578	13,095	4,193
Consultant – shares of common stock	25,000	-	12,500	-
Consultant – stock options	-	4,513	-	1,504
Total expense	$255,056	$191,471	$122,604	$83,550

A summary of all stock option activity for nine months ended September 30, 2007 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,380,000	$.24

Options granted	536,000	$.51

Options expired	(14,500)	$.41

Options exercised	(10,000)	$.05

Outstanding at September 30, 2007	4,891,500	$.27	7.6 years	$1,200,000

Exercisable at September 30, 2007	4,049,500	$.23	7.3 years	$1,147,000

The weighted average fair value of options granted during the nine months ended September 30, 2007 was approximately $.33 ($.33 during the nine months ended September 30, 2006). The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $4,700 and $480, respectively.

A summary of the status of nonvested stock option activity for the nine months ended September 30, 2007 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2006	784,000	$.30
Options granted	536,000.33
Options vested	(470,000)	.30
Options forfeited	(8,000)	.37
Nonvested outstanding at September 30, 2007	842,000	$.32

At September 30, 2007, there was approximately $179,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of one year. The total fair value of shares vested during the nine months ended September 30, 2006 was approximately $142,000.

On March 10, 2006 the Company engaged the services of a consultant and issued the consultant a warrant to acquire 500,000 shares of our common stock exercisable at $.30 per share. The warrant is only exercisable in increments of 100,000 shares as specified performance measures are met. For the nine months ended September 30, 2007 the consultant became vested in 100,000 shares of common stock and we recorded expense of $37,800 related to this warrant as the consultant satisfied a portion of the performance criteria by assisting us with increasing our sales in 2007. At September 30, 2007, 400,000 common shares issuable pursuant to this warrant are not vested. The Company will record expense when it is probable the consultant will meet the performance measures and therefore vest in these common shares.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist with business development for a term of one year through April 4, 2008 and issued it (i) 100,000 restricted shares of common stock and (ii) a warrant to acquire 100,000 shares of common stock, which was fully vested upon issuance, exercisable at $.50 per share, and which expires on April 4, 2012. Total expense recognized for these equity instruments for the nine months ended September 30, 2007 was $37,188.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Nine Months Ended September 30,
	2007	2006
Conversion of notes payable to common stock	$50,000	$100,000
Issuance of 100,000 shares of common stock in exchange for consulting services to be provided over one year	$50,000	$-

Note 7. Earnings Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, stock warrants and convertible notes payable. Stock options, warrants and convertible notes payable with exercise prices that exceeded the average fair market value of common stock had an antidilutive effect and therefore, were excluded from the computation of net loss per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the equity instruments assumed to be exercised.

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and nine months ended September 30, 2007 and 2006 as follows. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of common stock during the period and convertible notes payable. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding. In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding	23,046,833	20,949,611	23,524,965	22,034,965
Common stock equivalents	19,381,198	7,963,802	19,399,238	11,118,008

Note 8. – Employee Pension Plan

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Three Months ended September 30, 2007	Three Months ended September 30, 2006

Interest cost	$249,182	$227,617	$88,488	$75 ,872
Expected return on plan assets	(205,582)	(205,582)	(68,527)	(68,527)
Service cost	97,688	97,688	32,563	32,560
Expected expenses	48,750	48,750	16,250	16,250
Net periodic pension cost	$190,038	$168,473	$68,774	$56,155

Note 9. – New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three and nine months ended September 30, 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses or to defined benefit pension plan expense if they are associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan). The Company has accrued $380,000 of excise taxes and interest associated with the unfunded contributions to the O&W Plan through the Plan year ended December 31, 2005. Although the Company continued to act as the sponsor of the O&W Plan after the sale of all of the common stock of Osley & Whitney, Inc. (O&W) on December 30, 2002, during 2007 it was determined that, as a matter of law, the Company had no legal obligations to continue as the O&W Plan Sponsor. During the nine months ended September 30, 2007, the Company submitted information advocating this position to the Department of Treasury (“DOT”) to ascertain whether they concur or disagree with this determination. The DOT is presently reviewing this information. If the DOT does not concur, the additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the Plan year ended December 31, 2006 would approximate $135,000, which amount has not been accrued at September 30, 2007. Further, if the DOT does not concur, the Company could potentially incur additional excise taxes up to 100% of all required plan contributions. Such 100% excise taxes have not been assessed and no portion of this amount has been accrued at September 30, 2007.

No interest and penalties related to other uncertain tax positions were accrued at September 30, 2007.

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

In December 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services. As a GSA contractor we can compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as state and local governments and other national and international organizations. As of September 30, 2007, we have one prime contract under our GSA schedule with the U.S. Department of Homeland Security.

During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. (NYSE:VMW) a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as aVMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our server virtualization practice. Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

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

We are a member of a team led by CACI International Inc (NYSE:CAI) that was awarded a $36 million task order by the U.S. Navy in October 2007 to support its Navy Enterprise Maintenance Automated Information System (NEMAIS) data center operations. The task order, awarded under the Seaport II Enhanced contract vehicle (Seaport-e), provides for one base year and three one-year options. The CACI team will perform the work at the Naval Sea Systems Command (NAVSEA) site in Norfolk, Virginia and the Puget Sound Naval Shipyard in Washington State. As a result of the award CACI was able to maintain the same level of support it has been providing to the Navy for the NEMAIS data center which in turn enhances CACI’s and our core lines of business in engineering services, network services and business systems integration.

The acquisition of these contract vehicles allows us additional opportunities to bid on new projects.

Osley & Whitney, Inc. Retirement Plan

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, we sold all of the O&W common stock to a third party, but mistakenly continued to act as the sponsor of the O&W Retirement Plan (O&W Plan), a defined benefit pension plan. In 2007 it was determined that we had no legal obligations to continue as the O&W Plan Sponsor. During the nine months ended September 30, 2007, we submitted information advocating this position to the Department of Treasury to ascertain whether they concur or disagree with this determination. The Department of Treasury is presently reviewing this information. If they do not concur with our position, we intend to pursue all appropriate further avenues to prevail on our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary. At September 30, 2007 we have accrued liabilities of $2,677,979 related to the O&W Plan and an accumulated other comprehensive loss of $2,578,639 which we have recorded as a reduction of stockholders’ equity.

The market value of plan assets decreased by $79,353 from $3,497,115 at December 31, 2006 to $3,417,763 at September 30, 2007. The decrease was comprised of investment returns of $258,634 which were offset by benefit payments of $320,552 and expenses paid of $17,434.

Whether or not we ultimately will be responsible to fund any O&W Plan deficiencies is largely dependent upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, as described above. If it is determined that we are responsible for such deficiencies, then we will be required to make contributions for deficiencies in 2004, 2005, 2006, 2007, and in future years to fund any O&W Plan deficiencies. We did not make any contributions in 2004, 2006 or 2007. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using that day’s closing market price. We currently do not have the funds available to make the required contributions which currently approximate $1.6 million, which includes the minimum required plan contributions. We recorded defined benefit pension expense (including professional services, excise taxes and interest costs) of $273,035 and $342,370 for the nine months ended September 30, 2007 and 2006, respectively. In 2006, we recorded excise taxes of $200,000. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2007 and 2006

The trends suggested by the following tables are not indicative of future operating results due to the relatively short track record that we have in focusing on providing IT consulting services.

The following table compares our statements of operations data for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
					2007 vs. 2006
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)

Sales	$2,063,644	100.0%	$1,427,434	100.0%	$6 36,210	44.6%
Cost of services	1,570,556	76.1	1,085,785	76.1	484,771	44.6
Gross profit	493,088	23.9	341,649	23.9	151,439	44.3
General and administrative	238,890	11.6	184,559	12.9	54,331	29.4
Defined benefit pension plan	84,017	4.1	250,587	17.6	(166,570)	(66.5)
Selling	415,325	20.1	427,178	29.9	(11,853)	(2.8)
Research and development	1,553.1		62,009	4.3	(60,456)	(97.5)
Impairment loss	-	.0	130,767	9.2	(130,767)
Depreciation and amortization	7,892.4		30,361	2.1	(22,469)	(74.0)
Total costs and expenses	747,677	36.2	1,085,461	76.0	(337,784)	(31.1)
Operating loss	(254,589)	(12.3)	(743,812)	(52.1)	489,223
Interest expense, net	(69,624)	(3.4)	(56,551)	(4.0)	(13,073)	23.1%
Other (loss)	(1,634)	(.1)	-	.0	(1,634)
Net loss	$(325,847)	(15.8)%	$(800,363)	(56.1)%	$474,516
Net loss per share - basic and diluted	$(.01)		$(.04)		$.03

The following table compares our statements of operations data for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
					2007 vs. 2006
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)
Sales	$6,008,314	100.0%	$4,391,436	100.0%	$1 ,616,878	36.8%
Cost of services	4,322,505	71.9	3,440,561	78.3	881,944	25.6
Gross profit	1,685,809	28.1	950,875	21.7	734,934	77.3
General and administrative	631,370	10.5	706,981	16.1	(75,611)	(10.7)
Defined benefit pension plan	273,035	4.5	342,370	7.8	(69,335)	(20.3)
Selling	1,118,089	18.6	1,243,369	28.3	(125,280)	(10.1)
Research and development	88,807	1.5	202,719	4.6	(113,912)	(56.2)
Impairment loss	-	.0	130,767	3.0	(130,767)
Depreciation and amortization	26,009.4		73,988	1.7	(47,979)	(64.8)
Total costs and expenses	2,137,310	35.6	2,700,194	61.5	(562,884)	(20.8)
Operating loss	(451,501)	(7.5)	(1,749,319)	(39.8)	1,297,818
Interest expense, net	(199,413)	(3.3)	(143,241)	(3.3)	(56,172)	39.2
Other income	4,957.1		498,088	11.3	(493,131)	(99.0)
Income tax expense	(605)	(.0)	(7,300)	(.2)	6,695	(91.7)%
Net loss	$(646,562)	(10.8)	$(1,401,772)	(31.9)	$755,210
Net loss per share - basic and diluted	$(.03)		$(.07)		$.04

 Sales

Sales for the three months ended September 30, 2007 were $2,063,644, an increase of $636,210 or 44.6% as compared to sales for the three months ended September 30, 2006 of $1,427,434. Sales for the nine months ended September 30, 2007 were $6,008,314, an increase of $1,616,878 or 36.8% as compared to sales for the nine months ended September 30, 2006 of $4,391,436. A significant portion of this increase was a result of sales from new projects including significant server virtualization projects for a major establishment of the U.S. Government.

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

We are actively pursuing opportunities to develop additional sales from new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, and hired a new business development employee and retained a lobbying firm to pursue state and local government business opportunities within the Gulf Coast region. We have made inroads within the state and local government market in Mississippi, although the sales cycle has been longer than we anticipated. Nevertheless, we remain committed to developing the state and local government market and are optimistic about our prospects in Mississippi and several other states. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Early successes in our recent initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In August 2007, we were notified that we were part of a team led by a large systems integrator that was awarded a Government Wide Acquisition Contract (GWAC) under GSA’s $50 billion Alliant program. In addition, we are a member of a team that won the U.S. State Department’s recent Hybrid Information Technology Support Services (HITSS) contract and a member of a team that won a $36 million contract to support the Navy’s Enterprise Maintenance Automated Information System (NEMAIS) data center operations in Norfolk, Virginia and Puget Sound, Washington State. The acquisition of these contract vehicles allows us additional opportunities to bid on new projects. Although we believe our future prospects are robust, the lengthy government financing and procurement processes may result in continuing operating losses until sales increase to support our infrastructure.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended September 30, 2007 was $1,570,556 or 76.1% of sales as compared to $1,085,785 or 76.1% of sales for the three months ended September 30, 2006. Gross profit was $493,088 or 23.9% of sales for the three months ended September 30, 2007 compared to $341,649 or 23.9% of sales for the three months ended September 30, 2006. Cost of services for the nine months ended September 30, 2007 was $4,322,505 or 71.9% of sales as compared to $3,440,561 or 78.3% of sales for the nine months ended September 30, 2006. Gross profit was $1,685,809 or 28.1% of sales for the nine months ended September 30, 2007 compared to $950,875 or 21.7% of sales for the nine months ended September 30, 2006.

The increase in gross profit in 2007 is due to a change in the mix of our business resulting from new projects at improved profit margins and a reduction in the costs of employees who did not generate billable sales after contract reductions.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2007 were $238,890 which was an increase of $54,331 or 29.4% as compared to $184,559 for the three months ended September 30, 2006 due to slight increases in a variety of general and administrative expense categories and the reassignment of an independent consultant from research and development when the TouchThru™ development activities ended. As a percentage of sales, general and administrative expenses were 11.6% for the three months ended September 30, 2007 as compared to 12.9% for the three months ended September 30, 2006.

General and administrative expenses for the nine months ended September 30, 2007 decreased by $75,611 or 10.7%. As a percentage of sales, general and administrative expenses were 10.5% for the nine months ended September 30, 2007 and 16.1% for the nine months ended September 30, 2006. This change was due in part to an increase in sales for the nine months ended September 30, 2007 compared to 2006. In 2007, we experienced a decrease in compensation expense of $41,200 from consolidating certain administrative functions, which were offset by the expenses associated with the reassignment of an independent consultant from research and development when the TouchThru™ development activities ended. In addition, we incurred certain non-recurring expenses in 2006 including legal fees of $25,000 due to administering our contracts and annual stockholder meeting proxy expenses of approximately $18,400.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business, however, we anticipate that general and administrative expenses will decline as a percentage of sales as our sales increase.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses are expenses (including pension expense, excise taxes, professional services, and interest costs) associated with the O&W Plan. These expenses were $84,017 for the three months ended September 30, 2007 and $250,587 for the three months ended September 30, 2006, a decrease of $166,570, and $273,035 for the nine months ended September 30, 2007 and $342,370 for the nine months ended September 30, 2006, a decrease of $69,335. The decrease in expense is due to recording excise taxes of $200,000 during the three months ended September 30, 2006 which are offset by accruing additional interest on unfunded contributions and increases in legal and professional fees during 2007.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure pension payments due under the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

Although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so since December 30, 2002 when we sold all of the common stock of O&W to a third party. During the nine months ended September 30, 2007, we incurred additional legal and professional fees in connection with advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. We are seeking the concurrence of the Department of Treasury and have recently provided to them the information related to our determination. They are presently reviewing this information.

If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail in our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

 Selling Expenses

For the three months ended September 30, 2007, we incurred selling expenses of $415,325 associated with growing the business in our IT Services Group as compared to $427,178 for the three months ended September 30, 2006, a decrease of 11,853 or 2.8%. For the nine months ended September 30, 2007 we incurred selling expenses of $1,118,089 associated with growing business in our IT Services Group compared to $1,243,369 for the nine months ended September 30, 2006, a decrease of $125,280 or 10.1%.

Selling expenses consist of our business development staff including salaries, benefits, sales consultants, travel expenses, and occupancy expenses. As a result of the completion of one subcontract during the first quarter of 2006, we reduced certain salaried selling positions. During the second quarter of 2006, we hired new business development personnel, including a new business development director. In June 2007, we hired a new business development employee to focus efforts toward increasing sales of physical to virtual server consolidation projects. In August 2007, we hired two additional employees to focus more effort in generating business opportunity leads and writing proposals for new projects.

We experienced a decrease in consulting expense of $9,525 and $103,982 for the three and nine months ended September 30, 2007, respectively, as a result of our hiring of a consultant as an employee in the third quarter of 2006 and our reduction of the use and rate of compensation to other independent consultants.

We continued to incur expenses during the three and nine months ended September 30, 2007 associated with our business development efforts in the Gulf Coast region.

Research and Development Expenses and Impairment Loss

For the three months ended September 30, 2007, we recorded $1,553 of research and development expenses, a decrease of $60,456 compared to $62,009 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded $88,807 of research and development expenses compared to $202,719 for the nine months ended September 30, 2006, a decrease of $113,912. In 2007, these expenses were principally related to the development of an access control terminal and related software called TouchThru™. During the three months ended September 30, 2007, we ended development activities and related expenses for TouchThru™ and reassigned an independent consultant from these development efforts to other business activities. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York.

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

We believe that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. For example, we will be required to re-design our TouchThru™ unit based on the next generation of this technology and offer for sale a newly designed unit when it is completed. Given our limited financial resources at this time and other business priorities, this will be deferred until the market is better established and we have the necessary working capital to support this product. We will continue to monitor the market and determine the appropriate time to enter this market.

 Depreciation and Amortization Expenses

Depreciation and amortization expense decreased by $22,649 to $7,892 for the three months ended September 30, 2007 compared to $30,361 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, depreciation and amortization expense decreased by $47,979 to $26,009 compared to $73,988 for the nine months ended September 30, 2006. The decrease is due to less depreciation and amortization of assets related to the TouchThru™ product, which was considered impaired and written off during the last two quarters of 2006.

Operating Loss

For the three months ended September 30, 2007 our operating loss was $(254,589) compared to an operating loss of $(743,812) for the three months ended September 30, 2006; an improvement of $489,223. This is principally attributable to the following factors: first, our sales increased by $636,210 from $1,427,434 in 2006 to $2,063,644 in 2007; second, our gross profit increased by $151,439 from $341,649 in 2006 to $493,088 in 2007; and third, we realized a decrease in total operating expenses of $337,784 from $1,085,461 in 2006 to $747,677 in 2007.

For the nine months ended September 30, 2007 our operating loss was $(451,501) compared to an operating loss of $(1,749,319) for the nine months ended September 30, 2006; an improvement of $1,297,818. This is principally attributable to the following factors: first, our sales increased by $1,616,878 from $4,391,436 in 2006 to $6,008,314 in 2007; second, our gross profit increased by $734,934 from $950,875 in 2006 to $1,685,809 in 2007; and third, we realized a decrease in total operating expenses of $562,884 from $2,700,194 in 2006 to $2,137,310 in 2007.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $69,624 for the three months ended September 30, 2007 compared to net interest expense of $56,551 for the three months ended September 30, 2006. Net interest expense was $199,413 for the nine months ended September 30, 2007 compared to net interest expense of $143,241 for the nine months ended September 30, 2006. The increase in net interest expense of $13,073 and $56,172, for the three and nine months ended September 30, 2007, respectively, was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2007.

Other Income (Loss)

For the three months ended September 30, 2007, we had a loss of $1,634 compared to $0 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we had other income of $4,957 compared to $498,088 for the nine months ended September 30, 2006.

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

Income Taxes

Income tax expense was $0 for the three months ended September 30, 2007 and 2006, respectively. Income tax expense was $605 and $7,300 for the nine months ended September 30, 2007 and 2006, respectively, consisting of state taxes.

Net Loss

For the three months ended September 30, 2007, we recorded a net loss in the amount of $(325,847) or $(.01) per share compared to a net loss of $(800,363) or $(.04) per share for the three months ended September 30, 2006. The improvement in net loss of $474,516 is principally attributable to an increase in gross profit of $151,439 and a decrease in operating costs and expenses of $337,784. For the three months ended September 30, 2007 and 2006, we recorded expense of $97,009 and $77,853, respectively, for employee stock options expense under SFAS 123R and $25,595 and $5,697, respectively, for equity instruments issued to consultants.

For the nine months ended September 30, 2007, we recorded a net loss in the amount of $(646,562) or $(.03) per share compared to a net loss of $(1,401,772) or $(.07) per share for the nine months ended September 30, 2006. The improvement in net loss of $755,210 is principally attributable to an increase in gross profit of $734,934 and a decrease in operating costs and expenses of $562,884, which were offset in part by an increase in net interest expense of $56,172, a decreases in other income of $493,131 and state income taxes of $6,695.

Stock-Based Compensation

In the following table, we present adjustments and pro forma amounts to reflect the impact that the adoption of SFAS 123R related to employee stock options had on our financial statements including net loss for the nine months ended September 30, 2007 and 2006. Such expenses are allocated in the same manner as employee salary expense. We believe that these non-generally accepted accounting principles (GAAP) financial measures provide investors useful information to facilitate the comparison of current performance to prior performance. These non-GAAP measures should not be considered in isolation or as a substitute for performance measures in accordance with GAAP.

	Nine Months Ended September 30,
	2007	2007	2007	2006	2006	2006
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma

Sales	$6,008,314	$-	$6,008,314	$4,391,436	$-	$4,391,436
Cost of services	4,322,505	(67,702)	4,254,803	3,440,561	(20,372)	3,420,189
Gross profit	1,685,809	67,702	1,753,511	950,875	20,372	971,247
General and administrative	631,370	(12,636)	618,734	706,981	(8,485)	698,496
Defined benefit pension plan	273,035	-	273,035	342,370	-	342,370
Selling	1,118,089	(99,730)	1,018,359	1,243,369	(145,523)	1,097,846
Research and development	88,807	-	88,807	202,719	-	202,719
Impairment loss	-	-	-	130,767	-	130,767
Depreciation and amortization	26,009	-	26,009	73,988	-	73,988
Total costs and expenses	2,137,310	(112,366)	2,024,944	2,700,194	(154,008)	2,546,186
Operating loss	(451,501)	180,068	(271,433)	(1,749,319)	174,380	(1,574,939)
Interest expense, net	(199,413)	-	(199,413)	(143,241)	-	(143,241)
Other income	4,957	-	4,957	498,088	-	498,088
Income tax expense	(605)	-	(605)	(7,300)	-	(7,300)
Net loss	$(646,562)	$180,068	$(466,494)	$(1,401,772)	$174,380	$(1,227,392)
Net loss per share - basic	$(.03)	$.01	$(.02)	$(.07)	$.01	$(.06)

We recorded expense of $74,488 and $17,091 for equity instruments issued to consultants for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $8,643 available for our working capital needs and planned capital asset expenditures, a working capital deficit of approximately $2,445,000 and a current ratio of .22. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan of approximately $1,975,000, working capital would be a deficit of approximately $470,000. Our objective is to improve our working capital position from profitable operations. If we continue to incur operating losses or net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, including sales with recourse of accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock and financing through sales with recourse of our accounts receivable.

We have available a financing line of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At September 30, 2007, we had approximately $200,000 of availability under this line and could finance up to another approximately $200,000 based on eligible accounts receivable at September 30, 2007.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities. For the nine months ended September 30, 2007 we recorded expense of $37,800 related to a warrant issued to a consultant who has met a portion of his performance criteria by assisting us with increasing our sales in 2007. During this period we also recorded expense of $37,188 related to a warrant for 100,000 shares of our common stock and 100,000 shares of our common stock issued to another consultant for services to be performed over one year.

During the nine months ended September 30, 2006, we issued non-qualified stock options and warrants to other service providers and recorded $17,091 of expense related to these issuances.

Successes in our 2006 and 2007 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of a team that won the U.S. State Department’s recent Hybrid Information Technology Support Services (HITSS) contract and a member of a team that won a $36 million contract in October 2007 to support the U.S. Navy’s Enterprise Maintenance Automated Information System (NEMAIS) data center operations in Norfolk, Virginia and Puget Sound, Washington. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support. (The NEMAIS Data Center contract referenced above was procured using the SeaPort-e contract vehicle.)

During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. (NYSE:VMW), a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as aVMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our server virtualization practice. Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

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

In August 2007, we were notified that we were part of a team led by a large systems integrator that was awarded a Government Wide Acquisition Contract (GWAC) under GSA’s $50 billion Alliant program. The competitively awarded GSA Alliant contract is a multiple-award, indefinite-delivery, indefinite-quantity (IDIQ) contract with a ceiling value of $50 Billion. The GSA's Alliant Government-wide Acquisition Contract is for ten years and can be utilized by all federal and Department of Defense agencies. The lead systems integrator and its team was one of 29 companies to receive awards for the contract which will support national security in areas such as infrastructure protection, anti-terrorism and emerging technologies.

The acquisition of these contract vehicles allows us additional opportunities to bid on new projects.

Although our future prospects appear promising, the lengthy government financing and procurement processes may result in continuing operating losses until sales increase to support our infrastructure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Infinite Group, Inc.
(Registrant)

Date: November 12, 2007	/s/ Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2007	/s/ Michael S. Smith
Chief Financial Officer
(Principal Financial Officer)