Form 10KSB
period 2007-12-31
INFINITE GROUP INC
filed 2008-03-31
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________

Commission File Number 0-21816

INFINITE GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	52-1490422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Office Park Way Pittsford, NY 14534
(Address of principal executive offices)

Issuer's telephone number (585) 385-0610

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,
Par value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

For the year ended December 31, 2007, the revenues of the issuer were $8,454,515.

As of March 17, 2008, 23,931,632 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Nasdaq "Over the Counter Bulletin Board" of $.65 on March 17, 2008) was approximately $10,100,000.

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

PART I

ITEM 1. BUSINESS

Business Overview

We are a provider of IT services to federal, state and local government and commercial clients. Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, server virtualization, wireless technology, human capital services, enterprise architecture, and earned value management. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs. With approximately 85 employees, we operate in various locations in the United States. Approximately, 11% of our employees hold U.S. Government security clearances.

In 2007, we had sales of approximately $8.5 million, a 31.2% increase over our 2006 sales of approximately $6.4 million. In 2007, we derived 98% of our sale from three customers and approximately 99% of our total sales in 2007 from U.S. Government contracts as either a prime contractor or a subcontractor.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.

U.S. Government IT Market

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government employee technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecast to increase from $63.3 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011, representing a compounded annual growth rate of approximately 5.0% over this five-year period. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering. In addition, the Department of Homeland Security portion of this IT budget is projected by INPUT to grow from $3.3 billion for fiscal 2006 to $4.4 billion for fiscal 2011, representing a compounded annual growth rate of 6.1%. INPUT forecasts that the percentage of IT spending that is contracted out by the U.S. Government will grow to over 86% of total IT spending for fiscal 2011.

We expect that the U.S. Government’s need for the types of IT services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the U.S. Government on the transformation of its IT programs. We believe that the U.S. Government is increasingly turning to the IT industry to execute support processes and functions that were historically performed by government employees.

We believe that the rapid pace of technological innovations and the U.S. Government’s increasing reliance on complex IT infrastructure, combined with a decline in the size of the U.S. Government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the U.S. Government’s increased use of service providers, such as IGI, to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the government increases its reliance on outsourcing for its IT needs. These trends include:

•
Focus on mission-critical initiatives.    Since the events of September 11, 2001, the U.S. Government has made the transformation of its information technology infrastructure a major priority. According to INPUT, the U.S. Government IT services “commercial” segment, which is comprised of outsourcing, professional services, consulting, training, systems integration and processing services, is projected to grow from $26.9 billion in government fiscal 2006 to $34.7 billion in fiscal 2011, representing a projected compounded annual growth rate of 5.2%.

•
Increased U.S. Government reliance on outsourcing.    According to INPUT, outsourcing through the use of outside providers to provide U.S. Government services is projected to grow from $13.3 billion in fiscal 2006 to $17.7 billion in government fiscal 2011, representing a projected compounded annual growth rate of 5.9%.

•
The aging of the U.S. Government’s workforce.    According to INPUT, the U.S. Government has estimated that more than 45% of current members of the government IT workforce will be eligible for retirement by 2008, and the average age of government employees increased from 42 years of age in 1990 to 50 years of age in 2006. This “aging” effect is compounded by the upcoming baby-boomer retirement wave, which INPUT estimates to begin within the next three or four years. In April 2001, the GAO concluded in a report that the U.S. Government’s human capital challenges were adversely affecting the ability of many agencies to carry out their missions. The GAO reiterated this conclusion in its January 2003 updated Report. INPUT believes that the expected decline in personnel spending will increase the proportional spending for the outsourcing of IT services and products as IT continues to play an expanding role in government. INPUT expects that the outsourcing trend to continue in the future as OMB pushes agencies to transition services to shared services providers under its Line of Business initiatives.

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

•
Increased spending on Homeland Security. In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, including protecting critical infrastructure. According to INPUT, the total addressable IT budget for the DHS is projected to grow from $3.3 billion in government fiscal 2006 to $4.4 billion in government fiscal 2011, representing a compound annual growth rate of 6.1%. We believe that homeland security will have the greatest impact on the information security, communications and knowledge management segments of the U.S. Government IT market.

•
Increased simplicity of procurement. Through changes that began with the U.S. Acquisition Streamlining Act of 1994, or FASA 94, the U.S. Government has developed a variety of accelerated contracting methods. U.S. Government agencies have increasingly been able to rely on multiple contracting vehicles to procure needed services in an expedient manner. According to INPUT, the average time to award was approximately 70 days in fiscal 2006 as compared to 278 days in fiscal 1995.

•
Continuing impact of Federal Procurement Reform.  In recent years, federal agencies have had increased access to alternative choices of contract acquisition vehicles such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedules and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government entities access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with multiple channel access will result in the continued use of these contracting vehicles in the future, and will facilitate access to service providers to meet the increased demand for, and delivery of, required services and solutions. We have added certain contract vehicles to our portfolio as discussed below.

•
Decreased size of the U.S. Government work force. According to INPUT, the size of the U.S. Government workforce, which includes only civilian employees and non-uniform military personnel in federal civilian agencies and the Department of Defense, decreased by 1.1 million workers during the period from 1990 through 2000, representing a 22% decline. The Government Accounting Office (GAO) has warned of further attrition due to retirement of U.S. Government workers through 2006.

•
Increasing Reliance on Technology Service Providers. The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while the available technical workforce shrinks. A January 2006 INPUT study estimates that approximately 45% of the federal government information technology workforce will be eligible to retire by 2008. Additionally, Gartner, Inc.’s research estimates that by 2010 over 70% of federal government employees will be eligible for regular or early retirement. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

•
Increase in business process outsourcing (BPO). BPO is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that supports it. INPUT projects that U.S. Government BPO spending will grow from $577 million in fiscal 2006 to $840 million in fiscal in 2011, which represents a compounded annual growth rate of 7.8%.

Information Technology (IT) Services - Our Core Strengths

We strategically built our business to deliver a wide range of IT services and solutions that address challenges common to many U.S. Government agencies, state and local governments and commercial companies. We believe that our core strengths position us to respond to the long-term trends and changing demands of our market. Our key focus areas are:

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

Software Development. We follow a systematic approach to developing software for specific client projects. Whether it is a full systems development lifecycle or portions of one, we approach our development tasks with process discipline to ensure tasks are defined, objectives established and progress measured. We developed a Human Resource PeopleSoft-based solution for the DHS to manage the entry and exit of personnel. We developed a software application called SmartForms and have converted standard paper forms to electronic forms to greatly enhance the simplicity and efficiency of processing personnel actions. We also created software to automate routine functions performed under a Network Services contract to enhance and speed-up productivity, as well as reduce the client’s operating expenses.

IT Infrastructure Management.   We operate one of the nation’s largest wide area networks for a major establishment of the U.S. Government. We provide this support under a subcontract we entered into in 2004 with a large systems integrator. Referred to as Advanced Server Management (ASM), our team of server experts supports approximately 2,000 servers and some 140,000 client stations from two large data centers in Maryland and Colorado. Operating around the clock, we consistently exceed the requirements of our service level agreements.

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

During 2006 and 2007, we executed the first phase of a nationwide physical to virtual server consolidation project for a major establishment of the U.S. Government. We began by architecting, designing and migrating approximately 800 servers. Early successes led the client to expand to an additional 1,600 servers. We led the client’s Advanced Computing Environment (ACE) virtual server project utilizing VMware’s ESX 3.0.1 to virtualize everything from application and print servers to terminal servers and domain controllers. The migration was transparent to the end user - there was no server downtime and no lost data.

Beginning in late 2007, we began providing consultant support to a Fortune 500 client in performing a global data center consolidation effort. Moreover, we are working on the initial stage of a major server virtualization program for one of the constituent agencies of DHS.

Program Management.   Our program managers are subject matter experts who are skilled in managing complex programs dealing with leading edge technologies. Our engagements span a broad range of tasks such as feasibility studies, concept and strategy planning, business process development and reengineering, and project execution. Our staff has a thorough understanding of the technical bases for management and therefore provides clients with expertise connecting technical delivery with sound project management using earned value management processes. We have provided program, portfolio and project management, risk management, master scheduling and acquisition management services to the DHS’s Wireless Management Office. In fact we supported the creation, deployment and maintenance of the multi-billion dollar Integrated Wireless Network (IWN) program.

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

Project Management. Managing technology-driven projects is a complex process requiring skilled personnel to deliver on the actual work, as well as requiring expert project managers who can plan and execute the work. We have a proven methodology for project management, which includes standards for Earned Value Management that can be applied to any project type. We have created web-based project management environments to integrate the entire process of delivery with project management standards to optimize performance. A Portal provides a mechanism to engage the entire stakeholder community in the delivery process and enable team personnel to plan, perform, measure, and report on delivery. We developed a comprehensive project management system and have implemented earned value management-based project management standards for the DHS Wireless Management Office.

During 2007, we derived approximately 57% of our sales from our Advanced Server Management subcontract. During that same period, we derived approximately 9% of our sales from a prime contract with the DHS. We also entered into several subcontracts under which we provided IT services to various programs and divisions of DHS and other U.S. Government agencies. These subcontracts provided the balance of our 2007 sales.

Our Contract and Sales Vehicles

The acquisition of the following contract vehicles allows us additional opportunities to bid on new projects.

Federal Supply Schedule Contract. We were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70). Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations. Our Schedule 70 was expanded and extended in June 2006 to encompass 85 different labor categories for a three year term. During 2007 and 2006, we had one prime contract under our Schedule 70 with sales of approximately $756,000 in 2007 and $825,000 in 2006. Beginning in 2008, this contract was revised such that we are now a subcontractor to a major prime contractor for DHS for these same services. We have used the Schedule 70 as a basis for pricing our current and proposed work. We intend to continue using our Schedule 70 to facilitate the sale of IT consulting services to the U.S. Government.

Navy’s SeaPort-Enhanced (SeaPort-e) Program. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

VMware Authorized Consultant (VAC). During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. (NYSE:VMW) a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our virtualization practice. Virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

Hewlett Packard Developer and Solutions Partner Program (DSPP). In July 2007, we were accepted into the Hewlett Packard (NYSE:HPQ) Developer and Solutions Partner Program (DSPP). DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services. HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers. The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.

Navy Enterprise Maintenance Automated Information System (NEMAIS). We are a member of a team led by CACI International Inc. that was awarded a $36 million task order by the U.S. Navy in October 2007 to support its Navy Enterprise Maintenance Automated Information System (NEMAIS) data center operations. The task order, awarded under the Seaport II Enhanced contract vehicle (Seaport-e), provides for one base year and three one-year options. The CACI team will perform the work at the Naval Sea Systems Command (NAVSEA) site in Norfolk, Virginia and the Puget Sound Naval Shipyard in Washington State. As a result of the award CACI was able to maintain the same level of support it has been providing to the Navy for the NEMAIS data center which in turn enhances CACI’s and our core lines of business in engineering services, network services and business systems integration. In 2008, we began working with CACI on a portion of this project under the terms of our subcontract.

Competition

We compete mainly with other IT professional services firms operating in the federal, state and local government marketplace. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who typically also receive proposals from other firms. Many of our proposed services are included with proposals of large prime contractors, where a specific area for our participation has been identified based on our expertise and experience. Certain large prime contractors are required to allocate a portion of their contract to small businesses and we are able to fill that role. We also face indirect competition from certain government agencies that perform services for themselves similar to those we market.

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. Government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., EDS Corp., Computer Sciences Corp., Unisys, SRA International, and SI International, Inc.

Our competitors in general have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities and experience than we do.

Because of the diverse requirements of U.S. Government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will often team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management with domain expertise.

Recent Capital Raising Activities

During May 2007, we converted $54,500 of principal on certain of our outstanding notes payable into 1,090,000 unregistered shares of common stock in accordance with the terms of the notes.

The following agreements have been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded as the performance criteria are met. Warrant values were determined using the Black-Scholes option pricing model.

On April 4, 2007, we engaged the services of a consultant, an accredited investor, to assist us with business development for a term of one year through April 4, 2008 and issued the consultant (i) 100,000 restricted shares of our common stock having a fair value of $50,000 and (ii) a warrant to acquire 100,000 shares of our common stock, exercisable at $.50 per share, which expires on April 4, 2012 having a fair value of $24,380. During 2007, we recorded $55,785 of expense for these services.

On March 3, 2006, we engaged the services of a consultant and issued it a warrant to acquire 500,000 shares of our common stock, exercisable at $.30 per share, which expires on March 2, 2011. The warrant vests in increments of 100,000 common shares upon our realizing aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on our behalf. During 2007, the consultant vested in 100,000 shares of our common stock and as a result we recorded $37,799 of expense for these services.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the Act). All shares issued in the transactions described hereinabove bore an appropriate restrictive legend. No underwriter was involved in these transactions.

Employees

As of December 31, 2007 we had 85 full-time employees, including 72 in information technology services, two in executive management, two in finance and administration, one in employee recruiting, and eight in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal corporate headquarters are located at 60 Office Park Way, Pittsford, NY 14534. Our business is exclusively in the field of IT services. We maintain a website at www.IGIus.com. The content of our website shall not be deemed part of this report.

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

Risks Related to our Industry

We depend on prime contracts or subcontracts with the U.S. Government for substantially all of our sales, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived approximately 99% of our sales in 2007 from U.S. Government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the U.S. Government.

Because we derive a significant portion of our sales from contracts with the U.S. Government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. Changes in U.S. Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in U.S. Government contracting policies, could cause U.S. Governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our U.S. Government contracting business include:

•	changes in U.S. Government programs or requirements;

•
budgetary priorities limiting or delaying U.S. Government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

•	reduction in the U.S. Government's use of technology solutions firms; and

•	a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts.

•	curtailment of the U.S. Government’s use of IT or related professional services.

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

We have implemented cost-management programs to manage our costs, including personnel costs, support and other overhead costs. Some of our costs, like office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining sales. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of sales varies.

If we fail to meet our contractual obligations to our clients, our ability to compete for future work and our financial condition may be adversely affected.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we may be exposed to legal claims in the future. Effective January 1, 2007, we have acquired errors and omissions insurance with coverage limits of $1,000,000 and a deductible payable by us of $50,000. The policy limits may not be adequate to provide protection against all potential liabilities. As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

Unfavorable government audits could require us to refund payments we have received, to forego anticipated sales and could subject us to penalties and sanctions.

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

We operate in a highly competitive industry that includes a large number of participants. We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. As a result, we may be unable to continue to compete successfully with our existing or any new competitors.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. Employee turnover is generally high in the IT services industry. If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and or our customer service may degrade. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

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

To develop new business opportunities, we rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

Our business may suffer if our facilities or our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

Many of our U.S. Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Some of our contracts require us to employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them, and in each instance our operating results could be materially adversely affected. During 2007, we were granted a secret facilities clearance with the Defense Security Service.

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

We are subject to industrial security regulations of the Department of Homeland Security and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

Failure to maintain strong relationships with other government contractors could result in a decline in our sales.

We derived approximately 91% of our total sales in 2007 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contacts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business

We experienced an operating loss and a net loss in 2007 and 2006.

During 2007 and 2006, we generated an operating loss of approximately $474,000 and $1.9 million, respectively, and a net loss of approximately $750,000 and $1.6 million, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $31.0 million. Although we began to operate the IT business profitably beginning in the second quarter of 2004, we decided to increase our expenses for marketing and selling efforts beginning in 2005. Until we close new contracts and earn additional sales or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis, or at all.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2007, we had current liabilities, including trade payables, of approximately $3.2 million and long-term liabilities of $1.5 million. We had working capital deficit of approximately $2.4 million and a current ratio of .24. Our objective is to improve our working capital position from profitable operations. We may continue to experience working capital shortages that impair our business operations and growth strategy if we continue to incur operating losses or net losses and as a result, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December 31, 2007, the Osley & Whitney, Inc. (O&W) defined benefit pension plan had an accrued pension obligation liability of $2,404,189 and an accumulated other comprehensive loss of $2,227,689 which we recorded as a reduction of stockholders’ equity.

As plan sponsor, we may have been required to contribute amounts in 2004, 2005, 2006, and 2007 and may be required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004, 2006 or 2007. During 2005, we did not make all required contributions. We currently do not have the funds available to make required contributions which currently approximate $1.8 million. We recorded defined benefit pension expense of approximately $351,000 in 2007 and $411,000 in 2006, including excise taxes of $213,000 in 2006 for failing to make plan contributions. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made. If we were to incur additional excise taxes, we could lose the ability to generate cash using our secured accounts receivable financing line or from other financing sources.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2007, we raised approximately $2.5 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources. Certain debt holders have agreed to extensions of the maturity dates of their notes, most recently to January 2009. We cannot provide assurance that we will be able to obtain further extensions of maturity dates or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit in the amount of $800,000 from an independent finance organization that provides us with the cash needed to cover such employee-related costs. At December 31, 2007, we had only $20,000 of borrowing availability under this line. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

Finally, any additional equity financing and conversions by the holders of existing notes payable to common stock will be dilutive to stockholders. Debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected and we may have to cease or substantially reduce operations.

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

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the sales and earnings we anticipated. We will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us. In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable. We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions. Future issuances of our common stock in connection with acquisitions may dilute our earnings per share.

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

Our future growth depends, in part, on our ability to implement and expand our financial control systems and to expand, train and manage our employee base and provide support to an expanded customer base. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that we will continue to expand or that any expansion will enhance our profitability. If we do not achieve sufficient sales growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith and James D. Frost. The loss of either of these key employees may materially adversely affect our business. Presently, we only have term "key man" life insurance on the life of Michael Smith in the amount of $500,000.

Our business depends upon obtaining and maintaining required security clearances.

Our U.S Government contracts require our employees to maintain various levels of security clearances. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the client whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur. We enter into arrangements with prime contractors and joint venture partners to bid on and execute particular contracts or programs; as a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, prime contractors or joint venture partners could include intentional failures to comply with federal laws including; U.S. Government procurement regulations; proper handling of sensitive or classified information; compliance with the terms of our contracts that we receive; falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or bars from performing U.S. Government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, prime contractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

Risks Related to our Common Stock

Five stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of March 31, 2008, five individuals or their affiliates owned approximately 19.3%, 6.3%, 4.2%, 2.1%, and 2.0%, respectively, (33.9% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two holders have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share. If both parties converted all of the principal and accrued interest into common stock, these two individuals, including their current holdings, would own approximately 23% and 20.4%, respectively, of our then outstanding common stock. However, the shares of common stock issuable upon the proposed conversions may not result in a change in control which would limit the use of our net operating loss carryforwards. We estimate at March 31, 2008, that substantially all convertible notes payable and accrued interest could be converted to shares of common stock, (representing 40.9% of the then outstanding common stock) without affecting a change of control that would limit the use of our net operating loss carryforwards. If the two holders converted all of their notes payable and accrued interest into shares of common stock, then five individuals or their affiliates would own approximately 60.9% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

The concentration of large percentages of ownership by a single stockholder may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

The price of our common stock may be adversely affected by the possible issuance of shares as a result of the conversion of notes payable and exercise of outstanding warrants and options.

The sale of substantial amounts of our common stock could also adversely impact its price. As of December 31, 2007, we had outstanding approximately 23.6 million shares of our common stock and convertible notes payable and exercisable common stock options and warrants to purchase approximately 21.4 million shares of our common stock. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to:

•	volatility in the trading markets generally;

•	significant fluctuations in our quarterly operating results;

•	announcements regarding our business or the business of our competitors;

•	changes in prices of our or our competitors' products and services;

•	changes in product mix; and

•	changes in sales and sales growth rates for us as a whole or for geographic areas, and other events or factors.

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

During 2007, the market price for our common stock varied between a high of $0.80 in December 2007 and a low of $0.42 in September 2007. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently traded on the OTC Bulletin Board.  Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when it wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop.  The lack of an active public trading market means that a stockholder may not be able to sell its shares of common stock when it wants, thereby increasing its market risk.  Until our common stock is listed on an exchange, we expect that the shares will continue to be listed on the OTC Bulletin Board.  However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the Over the Counter Bulletin Board.

Our quarterly sales, operating results and profitability will vary from quarter to quarter and other factors may result in increased volatility of our share price.

Our quarterly sales, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The changes in the market price of our common stock may also be for reasons unrelated to our operating performance. Some other factors that may cause the market price of our common stock to fluctuate substantially include:

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

	Owned	Leased	Annual Rent	Termination Date
At December 31, 2007:
Pittsford, New York	-	2,942	$28,576	2009
Vienna, Virginia	-	2,930	$76,180	2008

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”) under the symbol IMCI.OB. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 2007	High	Low
First Quarter	$0.52	$0.45
Second Quarter	$0.62	$0.48
Third Quarter	$0.60	$0.42
Fourth Quarter	$0.80	$0.45

Year Ended December 31, 2006	High	Low
First Quarter	$0.45	$0.20
Second Quarter	$0.66	$0.30
Third Quarter	$0.62	$0.29
Fourth Quarter	$0.65	$0.36

At December 31, 2007, we had approximately 1,500 beneficial stockholders.

Recent Sales of Unregistered Securities

In May 2007, we issued an aggregate of 1,090,000 unregistered shares of common stock to four accredited investors upon their conversion of $54,500 of principal on certain of our outstanding notes payable in accordance with the terms of the notes.

On February 21, 2008, we issued 250,000 unregistered shares of our common stock to an accredited investor upon its conversion of $12,500 of accrued interest payable on certain of our outstanding notes payable in accordance with the terms of the notes.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend. No underwriter was involved in these transactions.

On January 24, 2008, upon the exercise of an outstanding stock option under our stock option plan, we issued 66,667 unregistered shares of our common stock and received aggregate proceeds of $16,667. The issuance of the shares was made in reliance upon exemption from registration set forth in Section 4(2) of the Act.

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

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of sales, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

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

Osley & Whitney, Inc. Retirement Plan

Since our sale of all of the common stock of Osley & Whitney, Inc. (O&W) on December 30, 2002, we have continued to act as the sponsor of the O&W Retirement Plan although we may not have had a legal obligation to do so.

At December 31, 2007, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,404,189 and an accumulated other comprehensive loss of $2,227,689 which we have recorded as a reduction of stockholders’ equity. The market value of plan assets decreased from $3,457,115 at December 31, 2006 to $3,387,749 at December 31, 2007. The decrease was comprised of investment returns of $372,619 which were offset by benefit payments of $451,162 and expenses paid of $30,823. The benefit obligation decreased during 2007 by $239,250 to $5,379,889 at December 31, 2007 as a result of benefits paid of $451,162 which were offset by an actuarial loss of $85,078 and interest cost of $296,990.

At December 31, 2006, the O&W defined benefit pension plan had an accrued pension obligation liability of $2,471,391 and an accumulated other comprehensive loss of $2,578,639 which we have recorded as a reduction of stockholders’ equity. The market value of plan assets increased from $3,315,526 at December 31, 2005 to $3,457,115 at December 31, 2006. The increase was comprised of investment returns of $653,308 which were offset by benefit payments of $406,300 and expenses paid of $65,419. The benefit obligation decreased during 2006 by $101,997 to $5,619,139 at December 31, 2006 as a result of benefits paid of $406,300 and an actuarial gain of $814 which were offset by interest cost of $303,489.

We may have been required to contribute amounts in 2004, 2005, 2006, and 2007 and may be required to make contributions in future years to fund the deficiency. We did not make a contribution in 2004, 2006 or 2007. During 2005, we made contributions of $6,439 and 500,000 shares of our common stock, which were valued on the contribution date at $175,000 using the closing market price. We currently do not have the funds available to make required contributions which currently approximate $1.8 million. We recorded defined benefit pension expense of approximately $351,000 in 2007 and $411,000 in 2006, including excise taxes of $213,000 in 2006 for failing to make plan contributions. We may be required to pay interest on these excise taxes and potentially could incur additional excise taxes up to 100% of required plan contributions that were not made. If we were to incur additional excise taxes, we could lose the ability to generate cash using our secured accounts receivable financing line or from other financing sources.

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

Express Pattern (EP) Note Receivable

On March 14, 2002, we sold the net assets of EP. The remaining balance of the note receivable at December 31, 2005 after the offset and write-off was approximately $74,000. The interest earned on this note through December 31, 2005 in the amount of $27,545 was fully reserved because we believed that collection of the interest was doubtful at that time. In December 2006, we collected the principal balance of $74,000 and recorded interest income of $22,103 upon collection, in full satisfaction for all amounts owned.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $28,281 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our $800,000 credit facility. As of December 31, 2007, we were near the maximum borrowing level under our credit facility, due to the increase in accounts receivable as a result of a growth in our sales and the need to generate cash to fund our expenses, principally our increase in Cost of services, incurred as a result of our sales growth. During 2007, cash used by operating activities was $5,842, a near break even result.

At December 31, 2007, we had a working capital deficit of approximately $2.4 million and a current ratio of .24. Our objective is to improve our working capital position from profitable operations. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan of approximately $2 million, working capital would be a deficit of approximately $419,000. If we continue to incur operating losses or net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Presently, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to pay our payrolls and recurring invoices on a timely basis.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock, and financing through sales with recourse of our accounts receivable.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities.

Cash Flows from Operating Activities

During 2007, cash used by operations was $5,842 compared with cash used by operations $259,925 in 2006. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. The improvement in cash used in 2007 was primarily due to our improved operations results which reduced our operating loss from approximately $1.9 million in 2006 to approximately $474,000 in 2007, which was further reduced by non-cash stock based compensation expense of $338,856 in 2007 including common stock, common stock options and warrants to service providers. Our accounts receivable increased principally due to the growth of sales in 2007. The increase in liabilities is primarily due to increased accounts payable, accrued interest payable for related party notes payable and accrued pension and retirement expenses.

Cash Flows from Investing Activities

Cash used in investing activities in 2007 was $20,717 compared with cash provided by investing activities of $63,562 in 2006. In 2006, we collected a note of $78,217 due from the sale of a former business. Cash used in investing activities was primarily for capital expenditures for computer hardware and software in 2007 and 2006.

Cash Flows from Financing Activities

Cash used in financing activities in 2007 was $18,946 and mainly due to principal payments of outstanding notes payable. In comparison, in 2006 we generated net cash from financing activities of $135,639 principally from borrowings from related parties and $25,420 from sales of common stock.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At December 31, 2007, we had approximately $20,000 of availability under this line and could finance up to another approximately $20,000 based on eligible accounts receivable at December 31, 2007.

We believe the capital resources available to us under our line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we experience significant growth in our sales, we believe that this would require increasing our financing line or obtaining additional working capital from other sources to support our sales growth by financing our growth in accounts receivable. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving credit facility; or a refinancing of our credit facilities.

IT Consulting Services

Successes in our 2006 and 2007 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house. In addition, we are a member of a team that won the U.S. State Department’s recent Hybrid Information Technology Support Services (HITSS) contract and a member of a team that won a $36 million contract in October 2007 to support the U.S. Navy’s Enterprise Maintenance Automated Information System (NEMAIS) data center operations in Norfolk, Virginia and Puget Sound, Washington. In June 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support. (The NEMAIS Data Center contract referenced above was procured using the SeaPort-e contract vehicle of the prime contractor.)

During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. (NYSE:VMW), a subsidiary of EMC Corporation (NYSE:EMC). VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are actively working with a number of potential customers in that regard. These certifications are examples of our concerted effort to grow and expand our server virtualization practice. Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater. Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

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

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

The trends suggested by the following tables are not indicative of future operating results due to the relatively short track record that we have in focusing on providing IT consulting services.

The following table compares our statements of operations data for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
					2007 vs. 2006
		As a % of		As a % of	Amount of	% Increase
	2007	Sales	2006	Sales	Change	(Decrease)
Sales	$8,454,515	100.0%	$6,444,706	100.0%	$2,009,809	31.2%
Cost of services	6,028,970	71.3	4,814,826	74.7	1,214,144	25.2
Gross profit	2,425,545	28.7	1,629,880	25.3	795,665	48.8
General and administrative	864,631	10.2	908,073	14.1	(43,442)	(4.8)
Defined benefit pension plan	351,460	4.2	410,777	6.4	(59,317)	(14.4)
Selling	1,560,315	18.5	1,595,221	24.8	(34,906)	(2.2)
Research and development	87,997	1.0	256,113	4.0	(168,116)	(65.6)
Impairment loss	-	.0	261,100	4.1	(261,100)
Depreciation	35,075.4		97,488	1.5	(62,413)	(64.0)
Total costs and expenses	2,899,478	34.3	3,528,772	54.8	(629,294)	(17.8)
Operating loss	(473,933)	(5.6)	(1,898,892)	(29.5)	1,424,959
Interest expense, net	(279,824)	(3.3)	(194,270)	(3.0)	(85,554)	44.0
Other income	4,957.1		498,088	7.7	(493,131)	(99.0)
Income tax expense	(1,000)	(.0)	(7,300)	(.1)	6,300	(86.3)%
Net loss	$(749,800)	(8.9)	$(1,602,374)	(24.9)	$852,574
Net loss per share - basic and diluted	$(.03)		$(.08)		$.05

Sales

Sales for the year ended December 31, 2007 increased by $2,009,809 or 31.2% to $8,454,515 as compared to sales for the year ended December 31, 2006 of $6,444,706. A significant portion of this increase was a result of sales from new projects including significant server virtualization projects for a major establishment of the U.S. Government.

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

We are pursuing opportunities to develop additional sales from new and existing target markets. In March 2006, we opened a regional office in Jackson, Mississippi, and hired a new business development employee and retained a lobbying firm to pursue state and local government business opportunities within the Gulf Coast region. Since the sales cycle has been longer than we anticipated, in December 2007, we closed our Jackson, Mississippi office and renewed our agreement with a locally based lobbying firm to identify and monitor new business opportunities for us. We remain committed to developing the state and local government market and are optimistic about our long-term prospects in Mississippi and several other states. Moreover, we are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

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

 Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the year ended December 31, 2007 was $6,028,970 or 71.3% of sales as compared to $4,814,826 or 74.7% of sales for 2006. Gross profit was $2,424,545 or 28.7% of sales for 2007 compared to $1,629,880 or 25.3% of sales for 2006.

The increase in gross profit in 2007 is due to a change in the mix of our business resulting from new projects, including server virtualization projects, at improved profit margins. Additionally the increase is due to a reduction in the costs of employees who did not generate billable sales after contract reductions.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the year ended December 31, 2007 decreased by $43,442 or 4.8% to $864,631 from $908,073 for the same prior year period.

As a percentage of sales, general and administrative expenses were 10.2% for the year ended December 31, 2007 and 14.1 % for the year ended December 31, 2006. We anticipate that general and administrative expenses will continue at levels experienced in 2007 and will grow as we grow our business and incur travel and other expenses associated with managing a larger business. In 2007, we experienced a decrease in compensation expense of $41,200 from consolidating certain administrative functions, which were offset by the expenses associated with the reassignment of an independent consultant from research and development when the TouchThru™ development activities ended. In addition, we incurred certain non-recurring expenses in 2006 including legal fees of $25,000 related to administering our contracts and annual stockholder meeting proxy expenses of approximately $18,400.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses are expenses (including pension expense, excise taxes, professional services, and interest costs) associated with the O&W Plan. These expenses were $351,460 for the year ended December 31, 2007 and $410,777 for the year ended December 31, 2006, a decrease of $59,317. The decrease in expense is due to recording excise taxes of $213,000 during 2006 which are offset by accruing additional interest on unfunded contributions and increases in legal and professional fees during 2007.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure pension payments alleged to be due under the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

Although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so since December 30, 2002 when we sold all of the common stock of O&W to a third party. During, 2007, we incurred additional legal and professional fees in connection with advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination. We are seeking the concurrence of the Department of Treasury and have recently provided to them the information related to our determination. They are presently reviewing this information.

If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail in our position. Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

Selling Expenses

For the year ended December 31, 2007, we incurred selling expenses of $1,560,315 associated with the growth of business in our IT Services Group, compared to $1,595,221 for the year ended December 31, 2006, a slight decrease of $34,906 or 2.2%.

Selling expenses consist of our business development staff including salaries, benefits, sales consultants, travel expenses, and occupancy expenses. During the second quarter of 2007, we hired new business development personnel. In June 2007, we hired a new business development employee to focus efforts toward increasing sales of physical to virtual server consolidation projects. In August 2007, we hired two additional employees to focus more effort in generating business opportunity leads and writing proposals for new projects.

We experienced a decrease in consulting expense of approximately $90,000 for the year ended December 31, 2007 as compared to 2006 due primarily to our hiring of a former consultant as an employee in the third quarter of 2006 and our reduction of the use and rate of compensation to other independent consultants.

As a result of implementing SFAS 123R, we recorded $141,506 and $205,059 of expense for the years ended December 31, 2007 and 2006, respectively, a decrease of $63,553.

We continued to incur expenses during 2007 associated with our business development efforts in the Gulf Coast region, although at a reduced rate of expense by December 31, 2007.

Research and Development; Impairment Loss and Inventory Obsolescence

For the year ended December 31, 2007, we recorded $87,997 of research and development expenses, a decrease of $168,116 compared to $256,113 for the year ended December 31, 2006. During the three months ended September 30, 2007, we ended development activities and related expenses for TouchThru™ and reassigned an independent consultant from these development efforts to other business activities. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York.

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

We believe that significant resources will be required to market and sell a newly designed TouchThru™ product that is based on Ultra-Scan’s next generation scanner. Given our limited financial resources at this time and other business priorities, this has been deferred until the market is better established and we have the necessary working capital to support this product. We will continue to monitor the market and to determine when to enter this market in the future at the appropriate time and with sufficient resources.

Depreciation

Depreciation expense was $35,075 for the year ended December, 31 2007 compared to $97,488 for the year ended December 31, 2006. The decrease is due to less depreciation of assets related to the TouchThru™ product, which were considered impaired and written off during the last two quarters of 2006.

Operating Loss

For the year ended December 31, 2007 our operating loss was $(473,933) compared to an operating loss of $(1,898,892) for 2006; an improvement of $852,574. The improvement of $1,424,959 is principally attributable to:

•	our sales increased by $2,009,809 from $6,444,706 in 2006 to $8,454,115 in 2007;

•
our gross profit increased by $795,665 from $1,629,880 in 2006 to $2,425,545 in 2007 as a result of recording an impairment loss and inventory obsolescence of $261,100 related to the carrying values of TouchThru™ assets in 2006, with no such impairment or obsolescence in 2007;

•
our recording non-recurring write offs in 2006 of approximately $235,000 related to the carrying costs of TouchThru™ capitalized software development costs, tooling costs and approximately $26,000 of inventory obsolescence related to inventory we determined to be obsolete; and

•	realizing a decrease in total operating expenses of $629,294 from $3,528,772 in 2006 to $2,899,478 in 2007.

Included in the above are non-cash expenses of $245,272 and $243,050 for the years ended December 31, 2007 and 2006, respectively, as a result of implementing SFAS 123R and $93,584 and $21,785 as a result of warrants and stock options issued to consultants for the years ended December 31, 2007 and 2006, respectively.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $279,824 for the year ended December 31, 2007 compared to $194,270 for the year ended December 31, 2006. The increase in net interest expense of $85,554 was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2007. We also recorded interest income of $22,103 in 2006 upon collection of the balance of the note due from Express Pattern.

Other Income

Other income for the year ended December 31, 2007 was $4,957 compared to other income of $498,088 recorded in the year ended December 31, 2006.

In 2006, we received and recorded other income of $498,088, net of legal fees and expenses of $164,412. We were the plaintiff in a lawsuit filed in the Superior Court, State of Rhode Island on August 13, 1999 captioned Infinite Group, Inc. vs. Spectra Science Corporation and Nabil Lawandy. In the action, we asserted that by fraud and in breach of fiduciary duties owed, Spectra and its president, Nabil Lawandy, caused us to sell to Spectra shares of Spectra’s Series A Preferred stock at a substantial discount to fair market value. We alleged that in entering into the transaction it relied on various representations made by Spectra and Mr. Lawandy, which were untrue at the time they were made. The trial was completed in February 2005, and the jury returned a verdict in our favor in the amount of approximately $600,000. We appealed the amount of the verdict and entered into a settlement with the defendants in January 2006 and recorded other income of $498,088.

Income Taxes

Income tax expense was $1,000 and $7,300 for the years ended December 31, 2007 and 2006, respectively, consisting of state taxes.

Net Loss

For the year ended December 31, 2007, we recorded a net loss of $(749,800), or $(.03) per share. This compares to a net loss of $(1,602,374) or $(.08) per share for the year ended December 31, 2006.

Stock-Based Compensation

In the following table, we present adjustments and pro forma amounts to reflect the impact that the adoption of SFAS 123R related to employee stock options had on our financial statements including net loss for the years ended December 31, 2007 and 2006. Such expenses are allocated in the same manner as employee salary expense. We believe that these non-generally accepted accounting principles (GAAP) financial measures provide investors useful information to facilitate the comparison of current performance to prior performance. These non-GAAP measures should not be considered in isolation or as a substitute for performance measures in accordance with GAAP.

	Year Ended December 31,
	2007	2007	2007	2006	2006	2006
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma

Sales	$8,454,515	$-	$8,454,515	$6,444,706	$-	$6,444,706
Cost of services	6,028,970	(87,950)	5,941,020	4,814,826	(28,184)	4,786,642
Gross profit	2,425,545	87,950	2,513,495	1,629,880	28,184	1,658,064
General and administrative	864,631	(15,817)	848,814	908,073	(9,807)	898,266
Defined benefit pension plan	351,460	-	351,460	410,777	-	410,777
Selling	1,560,315	(141,505)	1,418,810	1,595,221	(205,059)	1,390,162
Research and development	87,997	-	87,997	256,113	-	256,113
Impairment loss	-	-	-	261,100	-	261,100
Depreciation	35,075	-	35,075	97,488	-	97,488
Total costs and expenses	2,899,478	(157,322)	2,742,156	3,528,772	(214,866)	3,313,906
Operating loss	(473,933)	245,272	(228,661)	(1,898,892)	243,050	(1,655,842)
Interest expense, net	(279,824)	-	(279,824)	(194,270)	-	(194,270)
Other income	4,957	-	4,957	498,088	-	498,088
Income tax expense	(1,000)	-	(1,000)	(7,300)	-	(7,300)
Net loss	$(749,800)	$245,272	$(504,528)	$(1,602,374)	$243,050	$(1,359,324)

Net loss per share - basic and diluted	$(.03)	$.01	$(.02)	$(.08)	$.02	$(.06)

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

Revenue Recognition

Consulting sales are recognized as the consulting services are provided. Client deposits received in advance are recorded as liabilities until associated services are completed. During 2007 sales to one client accounted for 85.1% of total sales (75.3% - 2006) and 83.6% of accounts receivable (81.6% - 2006) at December 31, 2007. In addition, during 2006 another client accounted for 12.8% of total sales and 4.7% of accounts receivable. Sales with this client were less than 10% of total sales during 2007.

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

At December 31, 2007, we had federal net operating loss (NOL) carry forwards of approximately $20.8 million that expire in years 2009 through 2027. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

Defined Benefit Plan Assumptions

We have acted as sponsor of a defined benefit plan, under which participants earned a retirement benefit based upon a formula set forth in the plan. We record income or expense related to the plan using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans. Despite our belief that these estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect our future financial statements either unfavorably or favorably.

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

Stock Option Awards

Prior to January 1, 2006, we accounted for stock option awards granted under our stock option plan in accordance with the recognition and measurement provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of grant. As permitted by SFAS 123, we reported pro-forma disclosures presenting operating results and net income (loss) per share as if we had used the fair value recognition provisions of SFAS 123 in the notes to the consolidated financial statements. Stock-based compensation related to non-employees was accounted for based on the fair value of the related stock options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method. For further detail, see note 8 to the consolidated financial statements.

The compensation cost that has been charged against income for options granted to employees under the plans was $245,272 and $243,050 for the years ended December 31, 2007 and 2006, respectively. The impact of this expense was to increase basic and diluted net loss per share from $(.02) to $(.03) and from $(.06) to $(.08) for the years ended December 31, 2007 and 2006, respectively. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the years ended December 31, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 50% when computing the value of stock options and warrants during the year ended December 31, 2007, 71% when computing the value of stock options and warrants issued during the nine months ended December 31, 2006 and 100% for options issued during the three months ended March 31, 2006. This is based on historical volatility with consideration given to activity subsequent to July 2005, when we became current in its 1934 Act filings with the SEC, and the increase in the volume of trading in the Company’s common stock in 2006 and 2007. The Company believes the increase in the volume of trading has provided more liquidity and less volatility than was previously experienced. Each option awarded in 2007 and 2006 has a ten year exercise term and a holding period of ten years was assumed. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 4.1% to 4.76% for the year ended December 31, 2007 and 4.42% to 5.1% for the year ended December 31, 2006. We recorded expense for options, warrants and common stock issued to employees and independent service providers for the years ended December 31, 2007 and 2006 as follows:

	2007	2006
Employee stock options - SFAS 123R	$245,272	$243,050
Consultant - common stock warrants	56,084	16,770
Consultant - common stock	37,500	-
Consultant stock options	-	5,015
Total expense	$338,856	$264,835

Equity Instruments Issued to Consultants and Vendors in Exchange for Goods and Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value award of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. We use the Black-Scholes option-pricing model to determine the fair value of the awards. The fair value of the equity instrument is recognized over the term of the consulting agreement. We periodically evaluate the likelihood of reaching the performance requirements and recognize consulting expense associated with these performance based awards when it becomes probable the consultants will achieve their performance criteria and the awards become vested.

Recent Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), an Interpretation of SFAS 109

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. See footnote 9 for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. We are required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact of the adoption of SFAS No. 157, if any, on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R

This Statement improves financial reporting by requiring an employer to recognize the funded status of a defined benefit postretirement plan in the Company’s balance sheet and to recognize changes in that funded status in comprehensive income. The implementation of this Statement did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on its financial position, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Infinite Group have been detected.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

During its review, management has identified potential weaknesses in our system of internal control over financial reporting which are due to the relatively small size of our accounting and financial reporting staff. As a result, we are not able to provide for more adequate segregation of duties such as a company with a larger staff. However, we believe that it is not cost effective at this time to add to our accounting and financial reporting staff to increase segregation of duties since we believe that our company wide control environment and other internal controls, such as our engagement during 2007 of an independent consultant to review certain accounting and financial reporting functions on a periodic basis, mitigate these risks to the extent possible without incurring significant additional expenses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that during 2007 we engaged an independent consultant to review certain accounting and financial reporting functions on a periodic basis.

ITEM 8B. OTHER INFORMATION

None.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of our directors and executive officers at December 31, 2007.

Name	Age	Position	Affiliated Since
Michael S. Smith	53	Chairman, President, Chief Executive Officer and Chief Financial Officer	1995

Paul J. Delmore (1)	51	Director	2003

Allan M. Robbins (1)	56	Director	2003

James D. Frost	58	Chief Technology Officer and Chief Operations Officer	2003

Deanna Wohlschlegel	36	Secretary	2003

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

Deanna Wohlschlegel has been our corporate secretary and controller since May 2003. During 2007, Ms Wohlschlegel was appointed to the position of security officer and director of human resources. Prior to 2003, Ms. Wohlschlegel was corporate controller for Micropub Systems International, Inc. from January 1999 until joining Infinite Group. She has an associates degree in accounting from Finger Lakes Community College.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.IGIus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with for the year ended December 31, 2007 except that two directors failed to timely file an aggregate of five Form 4s to report five separate transactions involving four separate grants of compensatory options to them and a sale of common stock. As of the date hereof, the two directors have made the necessary Form 4 filings with respect to those transactions. With respect to any of our former directors, officers, and greater than ten-percent stockholders of the Company, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the years ended December 31, 2007 and 2006, individual compensation for services to Infinite Group paid to: (1) the chief executive officer, and (2) up to two other most highly paid executive officers of Infinite Group in 2007 and 2006 whose salary and bonus exceeded $100,000 (together, the “Named Executives”).

Name and Principal Position	Year	Salary		Bonus		All Other Compensation (1)		Total
Michael S. Smith
President, Chief Executive Officer, Chief Financial Officer and Director	2007 2006	$ $	180,465 181,194	$ $	— 51,728	$ $	2,273 2,272	$ $	182,738 235,194

James D. Frost
Chief Technology Officer and Chief Operations Officer	2007 2006	$ $	225,000 225,000	$ $	— —	$ $	4,386 7,387	$ $	229,386 232,387

(1)	Reflects life insurance premiums paid by Infinite Group.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives. There were no outstanding stock awards at December 31, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Michael S. Smith	500	$1.88	8/1/2008
	10,000	$1.38	12/30/2009
	5,000	$1.50	12/31/2010
	5,000	$2.53	12/31/2011
	5,000	$.14	12/31/2012
	500,000	$.05	5/5/2013
	500,000	$.25	3/8/2015

James D. Frost	500,000	$.05	5/5/2013
	500,000	$.09	3/8/2015
	500,000	$.25	3/8/2015

Employment Agreements

In 2003, we entered into employment agreements with Messrs. Smith and Frost with terms of five years through May 2009. These agreements extend automatically for one year periods unless notice of termination is given within 180 days prior to the end of any employment term. These agreements are essentially identical and provide for annual base compensation of $150,000 for five-year terms. In addition, in accordance with each agreement we have issued 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes. Each agreement also provides for incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition.

Compensation of Directors

The following table provides compensation information for the years ended December 31, 2007 and 2006 for each of the independent members of our board of directors. We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Name	Year	Option Awards (1)	Total
Paul J. Delmore	2007	$3,995	$3,995
Allan M. Robbins	2007	$3,995	$3,995

(1) Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. See the section titled “Statement of Financial Accounting Standards No. 123R, Share-Based Payment” in this Form 10-KSB regarding assumptions underlying valuation of equity awards. At December 31, 2007, the aggregate number of option awards outstanding for each director was 87,500 options of which 69,167 were vested for each director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2008 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Michael S. Smith	1,495,500(4)	4.4%
Paul J. Delmore	4,697,833(5)	13.9%
Allan M. Robbins	8,317,658(6)	24.6%
James D. Frost	2,000,000(7)	5.9%
All Directors and Officers (5 persons) as a group	16,537,658(3)	48.8%

5% Stockholders
Northwest Hampton Holdings, LLC c/o Stuart L. Levison, Esq. Allen & O’Brien One East Avenue Rochester, New York 14604	9,323,586(8)	28.0%

David N. Slavny Family Trust 20 Cobble Creek Road Victor, NY 14564	1,833,333 (9)	7.6%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 31, 2008 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 31, 2008, we had 23,931,632 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(3)
Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to Deanna Wohlschlegel, Infinite Group’s secretary, controller, security officer, and director of human resources.

(4)	Includes 1,025,500 shares subject to currently exercisable options.

(5)	Includes (i) 4,627,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore, and 70,833 shares subject to currently exercisable options.

(6)
Includes (i) 7,246,825 shares, which are issuable upon the conversion of the notes including principal in the amount of $264,000 and accrued interest in the amount of $98,341 through March 31, 2008; and 70,833 shares subject to currently exercisable options.

(7)	Includes 1,500,000 shares subject to currently exercisable options.

(8)	Includes 9,323,586 shares, which are issuable upon the conversion of notes including principal in the amount of $362,264 and accrued interest in the amount of $103,555 through March 31, 2008.

(9)	Includes 333,333 shares subject to currently exercisable options granted to David N. Slavny.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our board and approved by our stockholders, covering an aggregate of 5,308,500 unexercised shares of our common stock at December 31, 2007, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986 (the Code) and non-qualified options. As of December 31, 2007, 353,500 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other plans. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

Pursuant to our option plans, each new non-employee director is automatically granted, upon becoming a director, an option to purchase 7,500 shares of our common stock at the fair market value of such shares on the grant date. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares at the fair market value of such shares on the date of grant, on the date of our annual meeting of stockholders. These options vest 1/3 upon grant and 1/3 at the end of each subsequent year of service. In April 2003, we granted 7,500 options to each of our two new directors. In addition to the foregoing, in March 2005, we granted 50,000 non-qualified options and in February 2006 on the date of our annual meeting of stockholders, we granted 5,000 options to each of our two outside directors. In August 2007, we granted 25,000 options with an exercise price of $.51 to each of our two outside directors. As of December 31, 2007, we have granted 87,500 options to each of our two outside directors for a total of 175,000 options, of which 141,666 are exercisable at March 31, 2008 at prices ranging from $.10 to $.51. In addition, we have issued 1,025,500 options to our President and CEO, who is also a member of our board of directors, as stated above under Stock Options.

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

The following table summarizes as of December 31, 2007 the (i) currently exercisable options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Previously Approved By Security Holders (1)	4,955,000	$.28	353,500

Warrants Granted to Service Providers (2)	750,000	$.36	0

Total	5,705,000	$.29	353,500

(1)	Consists of grants under our Board of Directors, 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans.

(2)
Consists of (i) warrants to purchase 500,000 and 50,000 shares of common stock issued to two consultants which are exercisable at $.30 and $.35 per share, respectively, expire in 2011 and are only exercisable if we realize certain sales as a result of each consultant’s efforts on our behalf; (ii) warrants to purchase 100,000 shares of common stock issued to an investment banking group for services during 2006, which are exercisable at $.50 per share and expire in 2010; and (iii) warrants to purchase 100,000 shares of common stock issued during 2007 to a consultant for services to assist us with business development through April 4, 2008, which are exercisable at $.50 per share and expire in 2012.

At December 31, 2007, we had notes payable and accrued interest of $356,762 due to Dr. Allan M. Robbins, a member of our board, and $485,946 due to Northwest Hampton Holdings, LLC. These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the noteholder, provided that such conversions do not result in a change of control that would limit Infinite Group’s utilization of its net operating loss carryforwards. If the principal and accrued interest were converted in full, as of December 31, 2007, we would be required to issue 7,135,237 common shares to the Dr. Robbins and 9,718,921 common shares to Northwest Hampton Holdings, LLC.

As of December 31, 2007, if all of the aforementioned incentive and non-qualified options and warrants were exercised and notes including accrued interest were converted to shares of our common stock in accordance with their respective terms, we would be obligated to issue an additional 22,559,158 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Intelligent Consulting, LLC

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC at December 31, 2007. The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual. He is also the sole member of Intelligent Consulting, LLC (“ICC”), a consulting firm which provides consulting services to us. We have contracted with ICC on a month to month basis since 2003. The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing improvements to our technology infrastructure; business development activities, and specific projects as directed by our President to assist us in developing and implementing our business plans and other corporate matters. During the years ended December 31, 2007 and 2006, we paid ICC $128,400 and $213,650, respectively, for services its personnel provided.

Northwest Hampton Holdings, LLC, Dr. Allan M. Robbins and Paul Delmore

At December 31, 2007, we were obligated to Northwest Hampton Holdings, LLC under the terms of convertible notes payable of $377,624 with interest at 9.5%. The terms of the notes were revised and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible, at the option of the note holder, into shares of common stock at $.05 per share. During 2007 and 2006, $54,500 and $64,000, respectively, of the principal of the notes were converted by the holder into 1,090,000 and 1,280,000 shares of common stock.

At December 31, 2007, we were obligated to Dr. Allan M. Robbins, a member of our board of directors, under convertible notes payable of $264,000 with interest at 9.5%. The terms of the notes were modified and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible into shares of common stock at $.05 per share. During 2006, $50,000 was converted by the holder into 1,000,000 shares of common stock.

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

Prior to any conversion, each note holder holding a note which is then convertible into 5% or more of our common stock shall be entitled to participate, on a pari passu basis, with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of our net operating loss carryforwards, does not occur.

During, 2006, we entered into (i) two short-term demand note agreements with Dr. Allan Robbins, a member of our board of directors, totaling $130,000 with interest at 18%. The balance of these notes at December 31, 2007 was $105,000; and (ii) a short-term demand note payable agreement with Mr. Paul Delmore, our audit committee chairman, for $45,000 with interest at 10.25%. The balance of this note at December 31, 2007 was $35,332.

David N. Slavny Family Trust

During 2005, we issued various notes to the individuals that control the David N. Slavny Family Trust, which is a stockholder. The notes were consolidated into one note of $185,000 with interest at 12% per annum. Principal matures on January 1, 2009. The notes are secured by all of the assets of Infinite Group, Inc.

Director Independence

Our board of directors has determined that Messrs. Delmore and Robbins are “independent” in accordance with the NASDAQ’s standards. Messrs. Delmore and Robbins are the sole members of our audit and compensation committees. They are independent for compensation committee purposes but are not sufficiently independent for audit committee purposes under the NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

ITEM 13. EXHIBITS

The Exhibits listed below are filed as part of this Report:

3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)

3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)

3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)

3.5	By-Laws of the Company. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Form of Stock Option Plan. (2)

10.2	Form of Stock Option Agreement. (1)

10.3	Employment Agreement between Michael Smith and the Company dated May 5, 2003. (5)

10.4	Employment Agreement between James Frost and the Company dated May 12, 2003. (5)

10.5	License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (5)

10.6	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)

10.7	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)

10.8	Promissory Noted dated March 11, 2004 in favor of Carle C. Conway. (5)

10.9	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)

10.10	Modification Agreement to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated December 1, 2004. (5)

10.11	Modification Agreement to Promissory Notes between Allan Robbins and the Company dated December 1, 2004. (5)

10.12	Modification Agreement No. 2 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated June 1, 2005. (5)

10.13	Modification Agreement No. 2 to Promissory Notes between Allan Robbins and the Company dated June 1, 2005. (5)

10.14	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)

10.15	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)

10.16	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (6)

10.17	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.*

10.18	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)

10.19	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)

10.20	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)

10.21	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (6)

10.22	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)

10.23	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)

14.1	Code of Ethics. (5)

21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto.

(1)	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.

(2)	Incorporated by reference to 1993 Preliminary Proxy Statement.

(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(7)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Audit fees	$74,140	$83,995
Audit related fees	-	-
Total audit and audit related fees	$74,140	$83,995
Tax fees	-	-
All other fees	-	3,219
Total fees	$74,140	$87,214

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on March 31, 2008 on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

By:	/s/ Michael S. Smith
Michael S. Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Smith	Chief Executive Officer, President and Chairman	March 31, 2008
Michael S. Smith	(principal executive officer)

/s/ Michael S. Smith	Chief Financial Officer	March 31, 2008
Michael S. Smith	(principal financial and accounting officer)

/s/ Paul J. Delmore	Director	March 31, 2008
Paul J. Delmore

/s/ Allan M. Robbins	Director	March 31, 2008
Allan M. Robbins

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.:

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 31, 2008

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$28,281	$73,786
Accounts receivable, net of allowances of $35,000
($53,000 - 2006)	669,607	487,240
Notes receivable	-	4,968
Prepaid expenses and other current assets	59,381	38,600
Total current assets	757,269	604,594

Property and equipment, net	70,723	80,612

Other assets - Deposits	19,523	19,523

	$847,515	$704,729

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$299,519	$224,051
Accrued payroll	262,453	216,397
Accrued interest payable	269,530	176,734
Accrued retirement and pension	2,081,508	1,807,524
Accrued expenses-other	86,197	62,042
Current maturities of long-term obligations-bank	4,077	50,354
Notes payable	30,000	30,000
Notes payable-related parties	140,332	148,663
Total current liabilities	3,173,616	2,715,765

Long-term obligations:
Notes payable:
Bank	29,706	-
Related parties	1,091,624	1,146,124
Accrued pension obligation	408,419	706,196
Total liabilities	4,703,365	4,568,085

Commitments (Note 11)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
authorized; 23,614,965 (22,414,965 - 2006) shares
issued and outstanding	23,615	22,415
Additional paid-in capital	29,386,215	28,981,059
Accumulated deficit	(31,037,991)	(30,288,191)
Accumulated other comprehensive loss	(2,227,689)	(2,578,639)
Total stockholders’ deficiency	(3,855,850)	(3,863,356)
	$847,515	$704,729

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Sales	$8,454,515	$6,444,706
Cost of services	6,028,970	4,814,826
Gross profit	2,425,545	1,629,880

Costs and expenses:
General and administrative	864,631	908,073
Defined benefit pension	351,460	410,777
Selling	1,560,315	1,595,221
Research and development	87,997	256,113
Depreciation	35,075	97,488
Impairment loss and inventory obsolescence	-	261,100
Total costs and expenses	2,899,478	3,528,772

Operating loss	(473,933)	(1,898,892)

Other income (expense):
Interest expense:
Related parties	(139,869)	(127,279)
Other	(140,210)	(89,960)
Total interest expense	(280,079)	(217,239)
Interest income	255	22,969
Gain on sale of equipment	4,957	-
Settlement of litigation	-	498,088
Total other income (expense)	(274,867)	303,818
Income tax expense	(1,000)	(7,300)

Net loss	$(749,800)	$(1,602,374)

Net loss per share - basic and diluted	$(.03)	$(.08)
Weighted average shares outstanding - basic and diluted	23,223,568	21,254,194

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2007 and 2006

				Common		Accumulated
			Additional	Stock		Other
	Common Stock		Paid-in	Authorized	Accumulated	Comprehensive
	Shares	Amount	Capital	Not Issued	Deficit	Loss	Total

Balance - December 31, 2005	19,856,881	$19,857	$28,523,334	$56,028	$(28,685,817)	$(3,046,855)	$(3,133,453)

Sales of common stock	100,000	100	24,900	-	-		25,000
Issuance of common stock in
connection with the exercise
of stock options	3,000	3	417	-	-	-	420
Notes payable related parties
converted to common stock	2,280,000	2,280	111,720	-	-	-	114,000
Common stock issued for
consulting services	175,084	175	55,853	(56,028)	-	-	-
Stock options issued to
employees and directors	-	-	243,050	-	-	-	243,050
Stock options and warrants
Issued for consulting services	-	-	21,785	-	-	-	21,785
Net loss	-	-	-	-	(1,602,374)	-	(1,602,374)
Other comprehensive loss:
Change in minimum
pension obligation	-	-	-	-	-	468,216	468,216
Total comprehensive loss							(1,134,158)

Balance - December 31, 2006	22,414,965	$22,415	$28,981,059	$-	$(30,288,191)	$(2,578,639)	$(3,863,356)

Issuance of common stock in
connection with the exercise
of stock option	10,000	10	490	-	-	-	500
Notes payable related party
converted to common stock	1,090,000	1,090	53,410	-	-	-	54,500
Common stock issued for
consulting services	100,000	100	49,900	-	-	-	50,000
Stock options issued to
employees and directors	-	-	245,272	-	-	-	245,272
Stock warrants issued for
consulting services	-	-	56,084	-	-	-	56,084
Net loss	-	-	-	-	(749,800)	-	(749,800)
Other comprehensive loss:
Change in minimum
pension obligation	-	-	-	-	-	350,950	350,950
Total comprehensive loss							(398,850)
Balance - December 31, 2007	23,614,965	$23,615	$29,386,215	$-	$(31,037,991)	$(2,227,689)	$(3,855,850)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(749,800)	$(1,602,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of equipment	(4,957)	-
Stock based compensation	338,856	264,835
Depreciation	35,075	97,487
Impairment loss and inventory obsolescence	-	261,100
(Increase) decrease in assets:
Accounts receivable	(182,367)	388,298
Inventories	-	(2,013)
Prepaid expenses and other assets	(8,281)	10,916
Deposits	-	(2,820)
Increase (decrease) in liabilities:
Accounts payable	75,468	(188,048)
Accrued expenses	163,007	88,420
Accrued pension obligations	327,157	424,274

Net cash used in operating activities	(5,842)	(259,925)

Cash flows from investing activities:
Purchase of property and equipment	(25,685)	(14,655)
Proceeds from notes receivable	4,968	78,217
Net cash (used in) provided by investing activities	(20,717)	63,562

Cash flows from financing activities:
Net repayments of bank notes payable	(11,115)	(13,024)
Proceeds from the issuance of notes
payable - related parties	-	175,000
Repayments of notes payable - related parties	(8,331)	(26,337)
Proceeds from issuances of common stock	500	25,420
Net cash (used in) provided by financing activities	(18,946)	161,059
Net decrease in cash	(45,505)	(35,304)
Cash - beginning of year	73,786	109,090
Cash - end of year	$28,281	$73,786
Supplemental cash flow disclosures:
Cash paid for:
Interest	$188,568	$151,614
Income taxes	$1,000	$7,300

See notes to consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (IGI), and each of its wholly owned subsidiaries. Each subsidiary was inactive during the years presented in these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The inactive subsidiaries are Infinite Photonics, Inc. (IP), Laser Fare, Inc. (LF), and LF’s wholly-owned subsidiary, Mound Laser and Photonics Center, Inc. (MLPC); Express Tool, Inc. (ET); Materials and Manufacturing Technologies, Inc. (MMT); Express Pattern (EP) and MetaTek, Inc. (MT) (collectively "the Company").

The Company is focused in one segment, the fields of IT consulting services. The Company operates entirely within the United States. There were no sales from customers in foreign countries during 2007 and 2006 and all assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

Business Strategy

The Company operates in the field of information technology (IT) consulting and integration. The Company’s IT services include strategic staffing, program management, project management, IT infrastructure management, technical engineering, software development, and enterprise resource planning. The Company has entered into several subcontract agreements with a number of prime contractors to the U.S. government.

In 2003, the Company entered into a three year subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government. The prime contractor’s initial three year subcontract agreement was renewed for an additional five year period which extends through 2011 and the Company’s subcontract agreement with the prime contractor is renewable annually.

The Company was awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (“GSA”). Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. During 2007 and 2006, the Company utilized its GSA Contract to secure a prime contract with the U.S. Department of Homeland Security (DHS) which was effective through December 31, 2007 and beginning on January 1, 2008 was converted to a subcontract with a large prime contractor to DHS. The GSA Schedule was revised in May 2006 to include many new positions and a pricing schedule that extends through December 28, 2011.

The Company has established several areas of specific focus with the objective of increasing its sales, including the following:

Federal Government Sector - The Company maintains a business development staff in the Washington, D.C. area to identify and respond to new sales opportunities within the federal government market. The Company continues to focus on providing quality services and seeking other business opportunities. The Company has also focused on increasing U.S. government sales by developing teaming agreements with major systems integrators and has established several such agreements. The Company through its prime contractor teaming partners has submitted and continues to submit proposals for new projects and awards from certain of these proposals are anticipated in the future although the government financing and procurement processes are lengthy.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS - CONTINUED

State and Local Government Sector - The Company has focused its development efforts in the Gulf coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure as a result of damage and destruction from major hurricanes. Significant opportunities have been identified in the State of Mississippi that Company management believes will result in sales in future years. Since the sales cycle has been longer than we anticipated, in December 2007, we closed our Jackson, Mississippi office and renewed our agreement with a locally based lobbying firm to identify and monitor new business opportunities for us. The Company has also established itself as a preferred vendor in the States of North Carolina and Mississippi in connection with certain specialized technology offerings and has prepared and is preparing proposals for work in these two states.

Virtualization Projects - The Company has hired and trained a staff of specialists that upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as virtualization projects. During 2006 and 2007, the Company’s staff successfully completed the first phase of a significant virtualization project for a major establishment of the U.S. government operating one of the largest wide area networks in the United States. Beginning in 2007, the Company was engaged for the second phase of this virtualization project which is scheduled for completion in 2008. Further, the Company is using this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations. For instance, the Company has secured a contract to design, plan and build a virtualization effort for one of the constituent agencies of DHS.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management has determined that an allowance of approximately $35,000 for doubtful accounts is necessary at December 31, 2007 ($53,000 - 2006).

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

During the year ended December 31, 2007, the Company sold approximately $6,100,000 ($4,200,000 - 2006) of its accounts receivable to the Purchaser. As of December 31, 2007, $960,396 ($912,201 - 2006) of these receivables remained outstanding. After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $177,076 at December 31, 2007 ($166,456 - 2006), and is included in accounts receivable in the accompanying balance sheets as of that date. Further, the Company had requested and received an advance from the Purchaser against this retained interest, which amounted to $768,316 as of December 31, 2007 ($729,761 - 2006). These amounts are reflected as an offset to accounts receivable in the accompanying balance sheets as of December 31, 2007 and 2006.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the fees totaled approximately $135,300 for the year ended December 31, 2007 ($88,600 - 2006). These fees are classified on the statements of operations as interest expense.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Software Development Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. All costs incurred to establish the technological feasibility of a computer software product are expensed as incurred. Software development costs, incurred subsequent to the determination that the project is technically feasible are deferred. All capitalized software development costs totaling $225,000 were amortized or written off through an impairment loss during 2006. During 2006, the Company determined that the estimated future cash flows relating to the deferred software costs for the TouchThru™ product no longer supported the unamortized costs and as a result recorded an impairment loss of approximately $162,000.

Accounting for the Impairment or Disposal of Long-Live Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-live Assets”. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. See Property and Equipment (Note 4) for impairment.

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

During 2007, sales to one client accounted for 85.1% of total sales (75.3% - 2006) and 83.6% of accounts receivable (81.6% - 2006) at December 31, 2007. In addition, during 2006 another client accounted for 12.8% of total sales and 4.7% of accounts receivable. Sales with this client were less than 10% of total sales during 2007.

Research and Development Costs - All costs related to internal research and development are expensed as incurred. Research and development expense amounted to $87,997 for the year ended December 31, 2007 ($256,113 - 2006) and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru TM biometric access control product, which activities were eliminated during 2007.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Share - Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercise. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

If the Company had generated earnings during the year ended December 31, 2007, 19,768,986 (13,585,431 - 2006) common stock equivalent shares would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of the Company’s stock price during the period.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” - In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. See footnote 9 for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. We are required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact of the adoption of SFAS No. 157, if any, on its financial position, results of operations and cash flows.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R - This Statement improves financial reporting by requiring an employer to recognize the funded status of a defined benefit postretirement plan in the Company’s balance sheet and to recognize changes in that funded status in comprehensive income. The implementation of this Statement did not have a significant impact on the Company’s financial statements. See Note 10.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) - In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on its financial position, results of operations and cash flows.

Reclassification - The Company reclassifies certain prior year amounts to conform to the current year’s presentation.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2007	2006
Software	3 to 5 years	$27,461	$18,296
Machinery and equipment	33 to 10 years	111,043	146,265
Furniture and fixtures	53 to 7 years	10,892	10,082
Leasehold improvements	3 years	3,286	3,286
		152,682	177,929
Accumulated depreciation		(81,959)	(97,317)
		$70,723	$80,612

In connection with the review of software development costs, during the year ended December 31, 2006, the Company determined that the estimated future cash flows relating to the TouchThru™ product no longer supported the current carrying amount of the related tooling costs, and as a result, the Company recorded an impairment loss, which was approximately $73,000 for the year ended December 31, 2006.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

At December 31, 2007, a demand note for $30,000 ($30,000 - 2006) was outstanding with interest at 10%.

During the year ended December 31, 2006, the Company entered into short-term demand notes payable with two related parties aggregating $175,000. These notes bear interest at rates ranging from 9.25% to 18%. Amounts outstanding at December 31, 2007 aggregate $140,332 ($148,663 - 2006).

NOTE 6. - LONG-TERM OBLIGATIONS

Long-term obligations consist of:

	December 31,
	2007	2006
Term notes payable - bank (a)	$33,783	$50,354
Term notes payable - stockholders (b)	450,000	450,000
Convertible term notes payable- related parties (c)	641,624	696,124
	1,125,407	1,196,478
Less current maturities	4,077	50,354

Total long-term obligations	$1,121,330	$1,146,124

(a)  Term Notes Payable - Bank - The Company entered into a loan during 2007 for the financing of a vehicle. The prior loans were repaid during 2007. The loan has an aggregate balance of $33,783 at December 31, 2007, bears interest at 7.9% and is due in aggregate monthly installments of approximately $550 through October 26, 2010 at which time the remaining principal balance of $21,751 is due.

(b)  Term Notes Payable - Stockholders - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable to a stockholder aggregating $265,000. All of these borrowings bear interest at 12% and are due in January 2010. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable. Amounts outstanding at December 31, 2007 amounted to $265,000 ($265,000 - 2006).

During 2005, the Company issued various notes to a stockholder, who is currently an employee. Subsequently, the notes were consolidated into one note for $185,000 with interest payable monthly at 12% with all principal maturing on January 1, 2009. The notes are secured by all of the assets of the Company. At December 31, 2007, the notes had a balance of $185,000 ($185,000 - 2006).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS- CONTINUED

(c)  Convertible Term Notes Payable - Related Parties - During 2004, the Company issued various unsecured notes payable to a member of its board of directors. Effective December 1, 2004, the terms of the notes were modified. The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. During 2006, the holder converted $50,000 of the principal of the note into 1,000,000 shares of common stock reducing the principal balance to $264,000 at December 31, 2007 and 2006. The notes bear interest at 9.5% at December 31, 2007 (8% - 2006).

The outstanding balance of a note purchased from a bank by a related party as of December 31, 2007 and 2006 amounted to $203,324 and bears interest at 9.5% per annum (8% - 2006). Effective December 31, 2003, the terms of the note were revised and the maturity date was extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

During 2003 and 2004, the Company issued various notes to the same related party with interest at 6%. Effective December 1, 2004, the terms of the notes were modified. The notes had a principal balance of $292,800 at December 31, 2005. The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. During 2007 and 2006, $54,500 and $64,000, respectively, of the principal of the notes were converted by the holder into 1,090,000 and 1,280,000 shares of common stock, respectively, reducing the principal balance to $174,300 at December 31, 2007 ($228,800 - 2006).

Effective October 1, 2005, the terms of each of the aforementioned notes were further modified. The interest rates were revised to 8% for the year ended December 31, 2006. Thereafter, the interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder any time, subject to restrictions stated below, into shares of common stock at $.05 per share. Subsequently, the Company executed collateral security agreements with the note holders providing for a security in interest in all of the Company’s assets.

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

NOTE 6. - LONG-TERM OBLIGATIONS - CONTINUED

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

Minimum future annual payments of long-term obligations as of December 31, 2007 are as follows:
2009	$189,411
2010	290,295
2011 - 2015	-
2016	641,624
Total long-term obligations	$1,121,330

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2007 and 2006 there were no preferred shares issued or outstanding.

Common Stock  - At the Annual Meeting of Stockholders of the Company held on February 28, 2006 the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 60,000,000.

During the year ended December 31, 2007, the following common stock transactions took place:

•	The Company issued 10,000 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.05 per share or $500.

•	The Company issued 1,090,000 shares of common stock upon conversion of $54,500 of principal of notes payable to related parties. (See Note 6.)

•	The Company issued 100,000 shares of common stock valued at $50,000 in exchange for consulting services provided over one year.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY - CONTINUED

During the year ended December 31, 2006, the following common stock transactions took place:

•	The Company issued 2,280,000 shares of common stock upon conversion of $114,000 of principal of notes payable to related parties. (See Note 6.)

•	The Company issued 100,000 shares of common stock for $25,000.

•	The Company issued 3,000 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.14 per share or $420.

Warrants - In connection with debt financing during 2002, the Company issued detachable warrants to Laurus Master Fund, Ltd. to purchase 75,000 shares of the Company’s common stock at $2.40 per share. The warrants were immediately exercisable and expired in 2007.

During 2006, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share, which vested on January 1, 2006, and expires on December 31, 2010. The warrant value amounting to $16,770 was determined using the Black-Scholes option pricing model and was recognized as expense during 2006.

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 500,000 shares of the Company’s common stock, exercisable at $.30 per share which expires on March 2, 2011. The warrant is only exercisable in increments of 100,000 common shares as the Company realizes aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on the Company’s behalf. During the year ended December 31, 2007, the consultant vested in 100,000 shares as a result of achieving the first performance measure and the Company valued the warrant using the Black-Scholes option pricing model and recognized $37,799 of consulting expense. The Company anticipates that the likelihood of the consultant meeting the next performance criterion is remote.

On May 1, 2006, the Company engaged the services of another consultant, an accredited investor, and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock, exercisable at $.35 per share which expires on April 30, 2016. The warrant is only exercisable if the Company realizes sales of $500,000 or more as a result of the consultant’s efforts on the Company’s behalf. As of December 31, 2007, the consultant has not generated any sales for the company and as a result the Company has not recorded any compensation expense. The Company anticipates that the likelihood of the consultant meeting the performance criterion is remote.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expires on April 4, 2012. The fair value of the warrant amounted to $24,380 using the Black-Scholes option pricing model. During the year ended December 31, 2007, the consultant vested in 100,000 shares and the Company recognized $18,285 of consulting expense.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7. - STOCKHOLDERS' DEFICIENCY - CONTINUED

 The agreements have been accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” whereby the fair value of the warrant will be recorded as the performance criteria are being met. The Company uses the Black-Scholes option-pricing model to determine the fair value of the awards. The Company periodically evaluates the likelihood of reaching the performance requirements and will be required to recognize consulting expense associated with these performance based awards when it becomes probable the consultants will achieve their performance criteria.

The compensation cost that has been charged against income and the fair value of shares vested for warrants granted during the year ended December 31, 2007 was $56,084 ($16,770 - 2006).

The following is a summary of the warrant activity for the years ended December 31, 2007 and 2006:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	75,000	$2.40
Granted	650,000	$.33
Outstanding at December 31, 2006	725,000	$.55
Granted	100,000	$.50
Expired	(75,000)	$2.40
Outstanding at December 31, 2007	750,000	$.36	4 years	$317,500

Exercisable at December 31, 2007	300,000	$.43	5.1 years	$104,000

The average fair value of warrants granted was $.24 per share for the year ended December 31, 2007 ($.23 - 2006). The exercise price for all warrants granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY - CONTINUED

A summary of the status of nonvested warrant activity for the years ended December 31, 2007 and 2006 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2005	-
Granted	650,000	$.23
Vested	(100,000)	.17
Nonvested at December 31, 2006	550,000.24
Granted	100,000.50
Vested	(200,000)	.40
Nonvested at December 31, 2007	450,000	$.22

NOTE 8. - STOCK OPTION PLANS

The Company’s Board of Directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 5,308,500 shares at December 31, 2007 (5,223,000 - 2006). No further grants may be made from the 1993, 1994, 1995, 1996, 1997, and 1998 plans. As of December 31, 2007, 353,500 options to purchase shares remain unissued under the 2005 plan. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

Statement of Financial Accounting Standards No. 123R, Share-Based Payment - On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method.

The compensation cost that has been charged against income for options granted to employees under the plans was $245,272 and $243,050 for the years ended December 31, 2007 and 2006, respectively. The impact of this expense was to increase basic and diluted net loss per share from $(.02) to $(.03) for the year ended December 31, 2007 and from $(.06) to $(.08) for the year ended December 31, 2006. For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for the years ended December 31, 2007 and 2006, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS- CONTINUED

The Company used volatility of 50% when computing the value of stock options and warrants during the year ended December 31, 2007, 71% for the nine months ended December 31, 2006, and 100% for options issued during the three months ended March 31, 2006. This is based on historical volatility with consideration given to activity subsequent to July 2005, when the Company brought current its public information in filings with the SEC, and the increase in the volume of trading in the Company’s common stock in 2007 and 2006. The Company believes the increase in the volume of trading has provided more liquidity and less volatility than was previously experienced.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Risk-free interest rate	4.1% - 4.76%	4.42% - 5.1%
Expected dividend yield	0%	0%
Expected stock price volatility	50%	71% - 100%
Expected life of options	10 years	10 years

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the years ended December 31, 2007 and 2006 as follows:

	2007	2006
Employee stock options	$245,272	$243,050
Consultant - common stock warrants	56,084	16,770
Consultant - common stock	37,500	-
Consultant - stock options	-	5,015
Total expense	$338,856	$264,835

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate. Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS- CONTINUED

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2007 and 2006:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,020,900	$.16
Granted	1,400,000	$.40
Exercised	(3,000)	$.14
Expired	(1,037,900)	$.17
Outstanding at December 31, 2006	4,380,000	$.24
Granted	561,000	$.52
Exercised	(10,000)	$.05
Expired	(16,500)	$.43
Outstanding at December 31, 2007	4,914,500	$.27	7.2 years	$2,537,960

Exercisable at December 31, 2007	4,252,167	$.25	7.0 years	$2,315,713

A summary of the status of nonvested stock options for the years ended December 31, 2007 and 2006 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2005	50,666	$.22
Granted	1,400,000.33
Vested	(653,333)	.35
Forfeited	(13,333)	.31
Nonvested at December 31, 2006	784,000.30
Granted	561,000.34
Vested	(673,333)	.33
Forfeited	(9,334)	.37
Nonvested at December 31, 2007	662,333	$.30

At December 31, 2007, there was approximately $155,000 of total unrecognized compensation cost related to outstanding non-vested options. This cost is expected to be recognized over a weighted average period of one year. The total fair value of shares vested during the year ended December 31, 2007 was approximately $220,000.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS- CONTINUED

The weighted average fair value of options granted was $.34 and $.33 per share for the years ended December 31, 2007 and 2006, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

Directors’ Stock Option Plan - In April 1993, the Board of Directors and stockholders of the Company adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. Under this plan, each non-employee director was granted 7,500 options upon becoming a director and 5,000 each year thereafter on the date of the Company’s annual stockholders’ meeting. The options vested over a two-year service period. During each of 2007 and 2006, 500 options expired. At December 31, 2007, there were 40,500 (41,000 in 2006) options outstanding to directors under this plan, all of which are exercisable. These options are exercisable at prices ranging from $.10 to $2.53 per share with an average exercise price of $.91 per share. The options expire at various dates from 2008 to 2013. No new options are issuable under the terms of this plan.

NOTE 9. - INCOME TAXES

The components of the income tax (expense) benefit follows:
	December 31,
	2007	2006

Current - State	$(1,000)	$(7,300)
Deferred:
Federal	(1,657,000)	876,350
State	(289,000)	154,650
	(1,946,000)	1,031,000

Change in valuation allowance	1,946,000	(1,031,000)

	$(1,000)	$(7,300)

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $20,800,000 and various state net operating loss carryforwards of approximately $16,000,000, which expire from 2009 through 2027. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization. The Company may be unable to use certain of its state tax net operating loss carryforwards since it presently does not operate in certain states in which it has state net operating loss carryforwards.

At December 31, 2007, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards, in the amount of approximately $9,371,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES - CONTINUED

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss and tax credit carryforwards	$8,023,000	$9,958,000
Defined benefit pension liability	960,000	1,068,000
Property and equipment	46,000	87,000
Reserves and accrued expenses payable	342,000	204,000
Gross deferred tax asset	9,371,000	11,317,000
Deferred tax asset valuation allowance	(9,371,000)	(11,317,000)
Net deferred tax asset	$-	$-

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2007	2006
Statutory U.S. federal tax rate	(34.0)%	(34.0)%
State income taxes, net of federal	( .1)	( .6 )%
Stock option expense	(32.7)	(15.1)
Excise taxes	-	(13.3)
Other	( 1 .9)	(1.3)
Change in valuation allowance	68.8	64.6

Effective income tax rate	.1%	.3%

The Company’s adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position, and therefore, the Company did not have any adjustments to the January 1, 2007 beginning balance of accumulated deficit. In addition, the Company did not have any material unrecognized tax benefit at December 31, 2007. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, the Company recognized no interest and penalties.

The Company files tax returns in the U.S. federal jurisdiction and various states. The tax years 2002 through 2007 remain open to examination by the taxing jurisdictions to which the Company is subject.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees. Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year. Eligible employees may contribute a percentage of their compensation up to a maximum of $10,500 for 2007 and 2006. The Company can elect to make a discretionary contribution to the plan. For the years ended December 31, 2007 and 2006 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% of the employee’s compensation for the year. The Company match for the year ended December 31, 2007 was $45,408 ($40,329 - 2006).

Defined Benefit Plan - The Company has acted as sponsor for a contributory defined benefit pension plan, the Osley & Whitney, Inc. Retirement Plan (O&W Plan), that covered all salaried and hourly employees at Osley & Whitney, Inc. (O&W) that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001, the Company discontinued the operations of O&W and on December 30, 2002 sold all of the common stock of O&W to a third party but continued to act as sponsor for the plan. The termination of the employees’ services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. However, the plan remains in existence and continues to pay benefits as participants qualify and receive contributions.

The Company recognizes interest and penalties related to the defined benefit pension plan in defined benefit plan expense if they are associated with the O&W Plan. The Company has accrued $380,000 of excise taxes and interest associated with the unfunded contributions to the O&W Plan through the Plan year ended December 31, 2005.

Prior to December 30, 2002, the Company owned 100% of the common stock of O&W. On December 30, 2002, the Company sold all of the O&W common stock to a third party, but mistakenly continued to act as the sponsor of the O&W Plan. Although the Company continued to act as the sponsor of the O&W Plan after the sale of all of the common stock of O&W on December 30, 2002, during 2007 it was determined that, as a matter of law, the Company had no legal obligation to continue as the O&W Plan Sponsor.

During 2007, the Company submitted information advocating this position to the Department of Treasury (DOT) to ascertain whether they concur or disagree with this determination. The DOT is presently reviewing this information. If the DOT does not concur with this position, the Company may be required to record additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the Plan year ended December 31, 2006 of approximately $135,000, which has not been accrued because the Company has determined that it has no legal obligation to continue as Plan sponsor and as a result of its legal position the Company estimates that the likelihood is remote that it will be required to pay these excise taxes. Further, if the DOT does not concur with this position, the Company may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. Such 100% excise taxes have not been assessed and no portion of this amount has been accrued at December 31, 2007 and as a result of its legal position the Company estimates that the likelihood is remote that it will be required to pay these excise taxes. If the DOT does not concur with this position, the Company intends to pursue all appropriate further avenues to prevail on its position. Depending upon the ultimate outcome regarding the Company’s obligations as sponsor of the O&W Plan, adjustments to the financial statements may be necessary. At December 31, 2007 the Company accrued liabilities of $2,404,189 related to the O&W Plan and an accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

Whether or not The Company ultimately will be responsible to fund any O&W Plan deficiencies is largely dependent upon the ultimate outcome regarding the Company’s obligations as sponsor of the O&W Plan, as described above. If it is determined that the Company is responsible for such deficiencies, then the Company will be required to make contributions for deficiencies in 2004, 2005, 2006, 2007, and in future years to fund any O&W Plan deficiencies. The Company did not make any contributions in 2004, 2006 or 2007. During 2005, the Company made contributions of $6,439 and 500,000 shares of its common stock, which were valued on the contribution date at $175,000 using that day’s closing market price. The Company currently does not have the funds available to make the required contributions which currently approximate $1.8 million, which includes the minimum required plan contributions. As a result of its legal position, the Company does not anticipate making any contributions to the Plan during the year ending December 31, 2008. The Company recorded defined benefit pension expense (including professional services and interest costs) of $351,460 and $410,777 for the years ended December 31, 2007 and 2006, respectively. Included in pension expense in 2006, are excise taxes of $213,000.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

The measurement date used to determine the pension measurements for the pension plan is December 31, 2007. Net periodic pension cost includes the following components for the years ended December 31, 2007 and 2006:

	2007	2006
Interest cost	$296,990	$303,489
Expected return on plan assets	(290,742)	(274,109)
Expected expenses	65,000	65,000
Actuarial loss	109,818	130,250
Net periodic pension cost	$181,066	$224,630

The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheets:

	2007	2006
Projected benefit obligation:
Benefit obligation at beginning of year	$5,619,139	$5,721,136
Interest cost	296,990	315,360
Actuarial (loss) gain	(85,078)	(11,057)
Benefits paid	(451,162)	(406,300)
Benefit obligation at end of year	$5,379,889	$5,619,139

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

	2007	2006
Plan assets at fair value:
Fair value of plan assets at
beginning of year	3,457,115	3,315,526
Actual return of plan assets	412,619	613,308
Benefits paid	(451,162)	(406,300)
Expenses paid	(30,823)	(65,419)
Fair value of plan assets at end of year	$3,387,749	$3,457,115

Funded status (deficit)	$(1,992,140)	$(2,162,024)
Unrecognized actuarial loss	(2,227,689)	(2,578,639)
	(4,219,829)	(4,740,663)
Adjustment required to recognize minimum
pension liability	2,227,689	2,578,639

Accrued pension cost	$(1,992,140)	$(2,162,024)

The major actuarial assumptions used in the calculation of the pension obligation follow:

	2007	2006
Discount rate	6.00%	5.75%
Expected return on plan assets	8.90%	8.90%
Rate of increase in compensation	N/A	N/A

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

The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2007 and 2006, by asset category, are as follows:

Asset Category	Target %	2007	2006
Domestic equity securities		50%	44%
International equity securities		14%	12%
Equity securities	60%	64%	56%
Interest bearing debt securities	40%	36%	44%
Total	100%	100%	100%

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE PENSION AND PROFIT-SHARING PLANS - CONTINUED

The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

2008	$429,700
2009	$427,040
2010	$427,172
2011	$430,359
2012	$423,063
2013- 2017	$2,162,298

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters, branch office facilities and a vehicle under operating lease agreements that expire at various dates through 2010. Rent expense under operating leases for the year ended December 31, 2007 was approximately $115,200 ($108,600 - 2006).

Following is the approximate future minimum payments required under these leases:

2008	$86,000
2009	16,500
2010	31,900
$134,400

Employment Contracts - The Company has employment agreements with two of its executives with terms expiring in May 2009. These agreements automatically are extended for one year periods unless the Company gives 180 days notice prior to the termination date of its intent to terminate the agreement. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes. As of December 31, 2007, the minimum annual severance payments under these employment agreements are, in the aggregate, approximately $583,000.

Consulting Agreements The Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to business development services for the Company and other general corporate matters. The Company paid ICC $128,400 during the year ended December 31, 2007 ($213,650 - 2006).

The Company has contracted with an independent consulting firm to provide services in connection with generating new sales. Beginning January 1, 2008 the Company has agreed to the terms of a new contract which requires payment of a monthly fee for services of $3,000 through May 31, 2008. The Company incurred expenses of $22,500 in 2007 and $76,328 in 2006 for services and expense reimbursements. Either party may terminate the agreement with two weeks of notice.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - COMMITMENTS - CONTINUED

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it (i) 100,000 restricted shares of its common stock and (ii) a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expires on April 4, 2012. The common stock was valued at $50,000 using the market price on the date of the agreement and is being expensed over the term of the agreement. The warrant was valued using the Black Scholes option pricing model at $24,380 and is being amortized over the term of the agreement. During 2007, the Company recorded expense of $55,785 related to these equity instruments.

NOTE 12. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, consist of the following for the years ended December 31, 2007 and 2006.

	2007	2006
Conversion of notes payable due to related parties to shares of common stock	$54,500	$114,000
Issuance of 100,000 shares of common stock in exchange for consulting services provided over one year	$50,000	$-
Purchase of vehicle through long-term obligations	$35,388	$-

NOTE 13. - FORMER LITIGATION

At December 31, 2007, the Company was not a party to any litigation proceedings. Previously, the Company was involved in litigation as follows.

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