Form 10-Q
period 2008-03-31
INFINITE GROUP INC
filed 2008-05-15
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 0-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1490422
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

60 Office Park Way
Pittsford, New York 14534
(Address of principal executive offices)

(585) 385-0610
(Registrant's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 24,531,632 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 13, 2008.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

INFINITE GROUP, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$63,141	$28,281
Accounts receivable, net of allowance of $35,000 ($35,000 - 2007)	858,331	669,607
Prepaid expenses and other current assets	53,596	59,381
Total current assets	975,068	757,269

Property and equipment, net	67,054	70,723

Other assets - deposits	19,523	19,523
Total assets	$1,061,645	$847,515

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	343,231	299,519
Accrued payroll	388,618	262,453
Accrued interest payable	277,934	269,530
Accrued retirement and pension	2,128,098	2,081,508
Accrued expenses-other	58,768	86,197
Current maturities of notes payable	4,077	4,077
Note payable	30,000	30,000
Notes payable-related parties	323,933	140,332
Total current liabilities	3,554,659	3,173,616

Long-term obligations:
Notes payable	34,716	29,706
Notes payable-related parties	900,624	1,091,624
Accrued pension expense	401,606	408,419
Total liabilities	4,891,605	4,703,365

Commitments and contingencies (note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
23,931,632 (23,614,965 - 2007) shares issued and outstanding	23,931	23,615
Additional paid-in capital	29,463,846	29,386,215
Accumulated deficit	(31,090,048)	(31,037,991)
Accumulated other comprehensive loss	(2,227,689)	(2,227,689)
Total stockholders’ deficiency	(3,829,960)	(3,855,850)
Total liabilities and stockholders’ deficiency	$1,061,645	$847,515

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$2,466,810	$2,132,407
Cost of services	1,716,271	1,408,607
Gross profit	750,539	723,800

Costs and expenses:
General and administrative	258,002	216,212
Defined benefit pension plan	48,961	115,525
Selling	407,676	336,598
Research and development	-	45,263
Depreciation	8,954	9,307
Total costs and expenses	723,593	722,905
Operating income	26,946	895

Other income (expense):
Interest income	-	128
Interest expense:
Related parties	(32,353)	(35,625)
Other	(46,035)	(28,975)
Total interest expense	(78,388)	(64,600)
Total other expense	(78,388)	(64,472)
Loss before income tax expense	(51,442)	(63,577)
Income tax expense	(615)	(605)
Net loss	$(52,057)	$(64,182)

Net loss per share - basic and diluted	$(.00)	$(.00)

Weighted average number of shares outstanding - basic and diluted	23,774,672	22,414,965

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating activities:
Net loss	$(52,057)	$(64,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	61,280	55,425
Depreciation	8,954	9,307
Increase in assets:
Accounts receivable	(188,724)	(193,246)
Other current assets	(6,715)	(4,485)
Increase in liabilities:
Accounts payable	43,712	284
Accrued expenses	119,640	143,160
Accrued pension obligations	39,777	61,703
Net cash provided by operating activities	25,867	7,966

Investing activities:
Purchase of property and equipment	(5,285)	(3,912)
Proceeds from notes receivable	-	1,290
Net cash used in investing activities	(5,285)	(2,622)

Financing activities:
Repayments of notes payable	(990)	(3,481)
Repayments of note payable-related party	(1,399)	(3,923)
Proceeds from exercise of stock options	16,667	-
Net cash provided (used) by financing activities	14,278	(7,404)
Net increase (decrease) in cash	34,860	(2,060)
Cash - beginning of period	28,281	73,786
Cash - end of period	$63,141	$71,726

Supplemental disclosure:
Cash paid for:
Interest	$59,491	$64,734
Income taxes	$615	$605

See notes to consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2007 presents a summary of significant accounting policies.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The Company was required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a deferral for the implementation of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt the provisions of SFAS No. 159 in the first quarter of 2008.

Note 3. Stock Option Plans

The Company’s board of directors and stockholders has approved stock options plans covering up to an aggregate of 5,241,833 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method. The Company used volatility of 50% when computing the value of stock options and warrants during the three months ended March 31, 2008 and 2007. Each option awarded in 2008 and 2007 has a ten year exercise term and a holding period of ten years was assumed. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and was 3.74% for the three months ended March 31, 2008 and ranged from 4.56% to 4.76% for the three months ended March 31, 2007.

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the three months ended March 31, 2008 and 2007 as follows. There was no impact on net loss per share for the three months ended March 31, 2008 and 2007.

	2008	2007
Employee stock options	$42,685	$38,244
Consultant - common stock warrants	6,095	17,181
Consultant - common stock	12,500	-
Total expense	$61,280	$55,425

A summary of all stock option activity for the three months ended March 31, 2008 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,914,500	$.27

Options issued	35,000	$.77

Options exercised	(66,667)	$.25

Options expired	(33,333)	$.25

Outstanding at March 31, 2008	4,849,500	$.28	7.1 years	$1,541,060

Exercisable at March 31, 2008	4,260,167	$.25	6.9 years	$1,475,933

The weighted average fair value of options granted during the three months ended March 31, 2008 was approximately $.50 ($.33 during the three months ended March 31, 2007). Options for 66,667 shares were exercised during the three months ended March 31, 2008 with an intrinsic value of $38,000. No options were exercised during the three months ended March 31, 2007.

A summary of the status of nonvested stock option activity for the three months ended March 31, 2008 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	662,333	$.30
Granted	35,000	$.77
Vested	(74,667)	$.29
Forfeited or expired	(33,333)	$.25
Nonvested at March 31, 2008	589,333	$.33

At March 31, 2008, there was approximately $126,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the three months ended March 31, 2008 was approximately $22,000.

Note 4. Earnings per Share

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

For the three months ended March 31, 2008 and 2007, the Company had 23,774,672 and 22,414,965 weighted average shares of its common stock outstanding, respectively. If the Company had generated earnings during the three months ended March 31, 2008 and 2007, 20,305,455 and 19,597,891 common stock equivalents, respectively, would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of common stock during the period. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding.

Note 5. – Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, the Company sold all of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan. Although the Company continued to act as the sponsor of the O&W Plan after the sale, during 2007 it was determined that it had no legal obligation to do so.

During 2007, the Company submitted information advocating this position to the Department of Treasury (DOT) to ascertain whether they concur or disagree with this determination. The DOT is presently reviewing this information. If the DOT does not concur with this position, the Company may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan year ended December 31, 2006 of approximately $135,000, which has not been accrued because of the determination of no legal obligation and the Company’s belief that the likelihood is remote that it will be required to pay these excise taxes. Further, if the DOT does not concur with this position, the Company may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. Such 100% excise taxes have not been assessed and no portion of this amount has been accrued at March 31, 2008 and the Company believes that the likelihood is remote that it will be required to pay these excise taxes. If the DOT does not concur with this position, the Company intends to pursue all appropriate further avenues to prevail its position. During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At March 31, 2008 the Company had accrued liabilities of $2,447,398 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency. The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $3,028,972 at March 31, 2008. The decrease was comprised of investment losses of $226,141, benefit payments of $108,895 and expenses paid of $23,741.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months Ended March 31,
	2008	2007
Interest cost	$74,248	$75,872
Expected return on plan assets	(72,686)	(68,527)
Expected expenses	16,250	16,250
Actuarial loss	27,455	32,563
Net periodic pension cost	$45,267	$56,158

Note7. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Three Months Ended March 31,
	2008	2007
Conversion of accrued interest payable to 250,000 shares of common stock	$12,500	$-

Note 8. Subsequent Event

On April 10, 2008, the Company issued 600,000 shares of common stock to an accredited investor upon conversion of $30,000 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients. Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, server virtualization, wireless technology, human capital services, enterprise architecture, and earned value management. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects. We have a business development office in the Washington, D.C. metropolitan area.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.

Results of Operations

Comparison of the Three Months ended March 31, 2008 and 2007

The following table compares our statement of operations data for the three months ended March 31, 2008 and 2007. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2008 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2008	Sales	2007	Sales	Change	(Decrease)

Sales	$2,466,810	100.0%	$2,132,407	100.0%	$334,403	15.7%
Cost of services	1,716,271	69.6	1,408,607	66.1	307,664	21.8
Gross profit	750,539	30.4	723,800	33.9	26,739	3.7
General and administrative	258,002	10.5	216,212	10.1	41,790	19.3
Defined benefit pension plan	48,961	2.0	115,525	5.4	(66,564)	(57.6)
Selling	407,676	16.5	336,598	15.8	71,078	21.1
Research and development	-	0.0	45,263	2.1	(45,263)	(100.0)
Depreciation	8,954	0.4	9,307	0.4	(353)	(3.8)
Total operating expenses	723,593	29.3	722,905	33.9	688	0.1
Operating income	26,946	1.1	895	0.0	26,051	2,910.7
Interest expense, net	(78,388)	(3.2)	(64,472)	(3.0)	(13,916)	21.6
Income tax expense	(615)	(0.0)	(605)	(0.0)	(10)	1.7
Net loss	$(52,057)	(2.1)%	$(64,182)	(3.0)%	$12,125	(18.9)%
Net loss per share - basic and diluted	$(.00)		$(.00)

Sales

Sales for the three months ended March 31, 2008 were $2,466,810 as compared to sales for the three months ended March 31, 2007 of $2,132,407, an increase of $334,403 or 15.7%. A significant portion of the increase was a result of sales from new projects, including the next phase of a nationwide physical to virtual server consolidation project for a major establishment of the U.S. government. The first phase was completed during 2007 and the next phase began in the third quarter of 2007. We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We are focusing our efforts towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group. Cost of services for the three months ended March 31, 2008 was $1,716,271 or 69.6% of sales as compared to $1,408,607 or 66.1% for the three months ended March 31, 2007. Gross profit was $750,539 or 30.4% of sales for the three months ended March 31, 2008 compared to $723,800 or 33.9% of sales for the three months ended March 31, 2007. The decrease in gross profit margin is due to a change in the mix of our business resulting from new projects, which in certain instances are at lower gross profit margins. Although our objective is to maintain an overall gross margin of approximately 30%, which was accomplished for these three months periods, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2008 increased by $41,790 or 19.3% to $258,002. As a percentage of sales, general and administrative expense was 10.5% for the three months ended March 31, 2008 and 10.1% for the same period in 2007. We reclassified expenses associated with the reassignment of an independent consultant from research and development to general and administrative expenses when the TouchThru™ development activities ended during the third quarter of 2007.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $48,961 for the three months ended March 31, 2008 and $115,525 for the three months ended March 31, 2007, a decrease of $66,564. During the three months ended March 31, 2007, we incurred legal and professional fees in connection with advocating our legal position, as discussed below, with the appropriate regulatory authorities.

Selling Expenses

For the three months ended March 31, 2008 we incurred selling expenses of $407,676 associated with growing our IT Services Group business compared to $336,598 for the three months ended March 31, 2007, an increase of $71,078. The increase is principally due to adding additional sales and business development personnel in the third quarter of 2007 to develop more new sales opportunities and to prepare proposals for new projects. During the three months ended March 31, 2008 and 2007, we recorded $18,595 and $17,181 of expense for the value of warrants and common stock issued to consultants. We recorded selling expense associated with employee stock options of $15,879 and $29,229 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $13,350. We have recently begun to implement decreases in selling expenses principally consisting of the reduction of certain business personnel.

Research and Development Expenses

For the three months ended March 31, 2007 we recorded $45,263 of research and development expenses. These expenses were principally related to the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. During the third quarter of 2007, we terminated development activities and related expenses for TouchThru™ and reassigned an independent consultant from these development efforts to other business activities. As a result, we incurred no research and development expenses in 2008.

Depreciation

Depreciation expense was $8,954 and $9,307 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $353. The decrease is due to less depreciation of assets as they become fully depreciated.

Operating Income

For the three months ended March 31, 2008 we had operating income of $26,946, an improvement of $26,051 compared to $895 for the three months ended March 31, 2007. This is principally attributable to two factors: first, our sales increased from $2,132,407 in 2007 to $2,466,810 in 2008, an increase of $334,403; and second, our gross profit increased by $26,739. Our operating expenses remained relatively unchanged with an increase of $688, which consisted of decreases in defined benefit pension plan expenses of $66,564 and research and development expenses of $45,263, which were offset in part by increases in general and administrative expenses of $41,790 and selling expenses of $71,078.

Interest Expense

Net interest expense was $78,388 for the three months ended March 31, 2008 compared to $64,472 for the three months ended March 31, 2007. The increase of $13,916 is principally due to an increase in factoring fees of approximately $17,000 due to an increase in the volume and length of term of financings.

Income Taxes

Income tax expense was $615 and $605 for the three months ended March 31, 2008 and 2007, respectively, consisting of state taxes.

Net Loss

For the three months ended March 31, 2008, we recorded a net loss of $(52,057) or $(.00) per share compared to a net loss of $(64,182) or $(.00) per share for the three months ended March 31, 2007.

Stock-Based Compensation

In the following table, we present adjustments and pro forma amounts to reflect the impact that the adoption of SFAS 123R had on our financial statements including net loss.

The Company provides pro forma non-GAAP financial performance measurement data. Pro forma data is calculated by adding back to net loss non-cash compensation expense recorded according to “Share-Based Payment”, (SFAS 123(R)) which relates to stock options. Pro forma data is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes pro forma data is useful to help investors analyze the operating trends of the business before and after the adoption of SFAS 123(R) and to assess the relative underlying performance of the business. Management believes that pro forma data provides an additional tool for investors to use in comparing its financial results with other companies in the industry. By excluding non-cash charges such as SFAS 123(R) stock-based compensation, investors can evaluate the Company's operations and can compare its results on a more consistent basis to the results of other companies in the industry. Management also uses pro forma data to evaluate potential acquisitions, establish internal budgets, and evaluate performance of its business.

The Company considers pro forma data to be an important indicator of the Company's operational strength and performance of its business and a useful measure of the Company's historical and prospective operating trends. However, there are significant limitations to the use of pro forma data since it may exclude amounts that impact the Company's profitability and operating cash flows. The Company believes that these limitations are offset by clearly identifying the difference between the two measures. Consequently, pro forma data should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Pro forma data, as presented by the Company, may not be comparable with similarly named measures provided by other entities.

	Three Months Ended March 31,
			2008			2007
	2008	Adjustments	Pro Forma	2007	Adjustments	Pro Forma

Sales	$2,466,810	$-	$2,466,810	$2,132,407	$-	$2,132,407
Cost of services	1,716,271	(22,508)	1,693,763	1,408,607	(6,388)	1,402,219
Gross profit	750,539	22,508	773,047	723,800	6,388	730,188
General and administrative	258,002	(4,298)	253,704	216,212	(2,627)	213,585
Defined benefit pension plan	48,961	-	48,961	115,525	-	115,525
Selling	407,676	(15,879)	391,797	336,598	(29,229)	307,369
Research and development	-	-	-	45,263	-	45,263
Depreciation	8,954	-	8,954	9,307	-	9,307
Total operating expenses	723,593	(20,177)	703,416	722,905	(31,856)	691,049
Operating income	26,946	42,685	69,631	895	38,244	39,139
Interest expense, net	(78,388)	-	(78,388)	(64,472)	-	(64,472)
Income tax expense	(615)	-	(615)	(605)	-	(605)
Net loss	$(52,057)	$42,685	$(9,372)	$(64,182)	$38,244	$(25,938)

Net loss per share - basic and diluted	$(.00)	$.00	$(.00)	$(.00)	$.00	$(.00)

Liquidity and Capital Resources

At March 31, 2008, we had cash of $63,141 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our $800,000 credit facility. As of March 31, 2008, we had approximately $150,000 available under our credit facility. During the three months ended March 31, 2008, cash provided by operating activities was $25,867.

At March 31, 2008, we had a working capital deficit of approximately $2.6 million and a current ratio of .27. Our objective is to improve our working capital position from profitable operations. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan of approximately $2.0 million, working capital would have been a deficit of approximately $534,000. If we incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to fund our payroll and accounts payable on a timely basis.

We have financed the activity of our new IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock, and financing through sales with recourse of our accounts receivable.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities.

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.

There is no assurance, that our current resources or cash flow from operations will be adequate to fund the liabilities under the O&W Plan if the DOT does not concur with our position or that we will be successful in raising additional working capital when necessary. Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Cash Flows from Operating Activities

During the three months ended March 31, 2008, cash provided by operations was $25,867 compared with cash provided by operations of $7,966 for the three months ended March 31, 2007. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. The improvement in cash provided in 2008 was primarily due to improved operating results which reduced our operating loss for the three months ended March 31, 2008. Our accounts receivable increased principally due to the growth of sales in the period. The increase in liabilities is primarily due to increased accounts payable, accrued interest payable for related party notes payable and accrued pension and retirement expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2008 was $5,285 compared with $2,622 for the three months ended March 31, 2007. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

Cash provided by financing activities was $14,278 for the three months ended March 31, 2008 due to $16,667 from the exercise of an option for common stock offset by principal payments of $2,389 on notes payable. In comparison, for the three months ended March 31, 2007 we used cash from financing activities of $7,404 for principal payments on notes payable. We anticipate that we will use approximately $3,100 through the end of the year for funding of long-term debt obligations.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At March 31, 2008, we had approximately $150,000 of availability under this line and could finance up to another approximately $150,000 based on eligible accounts receivable.

We believe the capital resources available to us under our line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we experience significant growth in our sales, we believe that this would require us to increase our financing line or obtain additional working capital from other sources to support our sales growth. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving credit facility; or a refinancing of our credit facilities.

Osley & Whitney, Inc. Retirement Plan

As of December 31, 2004, we sold or closed all of our prior businesses. Currently, our sole business is the provision of IT consulting services. The following discussion of the O&W Plan relates to the business that was closed and sold and its current effect on our operations and financial position.

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, we sold all of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan. Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 it was determined that we had no legal obligation to do so.

During 2007, we submitted information advocating this position to the Department of Treasury (DOT) to ascertain whether they concur or disagree with this determination. The DOT is presently reviewing this information. If the DOT does not concur with this position, we may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan year ended December 31, 2006 of approximately $135,000, which has not been accrued because of the determination of no legal obligation and our belief that the likelihood is remote that we will be required to pay these excise taxes. Further, if the DOT does not concur with this position, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. Such 100% excise taxes have not been assessed and no portion of this amount has been accrued at March 31, 2008 and we believe that the likelihood is remote that we will be required to pay these excise taxes. If the DOT does not concur with this position, we intend to pursue all appropriate further avenues to prevail on our position.

If it is determined that we are responsible for O&W Plan deficiencies, then we will be required to make contributions for deficiencies in 2004 through 2008 and we will be required to fund O&W Plan deficiencies in future periods. We did not make any O&W Plan contributions in 2004, 2006, 2007, or 2008. During 2005, we made contributions valued at approximately $181,000. We currently do not have the funds available to make the required cash contributions which currently approximate $1.8 million. As a result of our legal position, we do not anticipate making any contributions to the Plan during the year ending December 31, 2008. We recorded defined benefit pension expense (including professional services and interest costs) of $48,961 and $115,525 for the three months ended March 31, 2008 and 2007, respectively.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At March 31, 2008 we had accrued liabilities of $2,447,398 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $3,028,972 at March 31, 2008. The decrease was comprised of investment losses of $226,141, benefit payments of $108,895 and expenses paid of $23,741.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

You should consider the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in evaluating our business and us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the results of the risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2008, we issued 250,000 unregistered shares of our common stock to an accredited investor upon conversion of $12,500 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

On April 10, 2008, we issued 600,000 unregistered shares of our common stock to an accredited investor upon conversion of $30,000 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 5. Other Information.

Appointment of Certain Officers

Effective May 12, 2008, we made changes to our management team as follows:

William Hogan, 47, was appointed as our vice president of operations. Previously, Mr. James Frost held this position and continues to serve as our chief technology officer. Mr. Hogan joined us in July 2004 as practice director and has provided IT consulting services including building and leading the implementation, integration and support of high technology solutions for our major client. Previously, Mr. Hogan was employed with Hewlett Packard, Inc. since 1997 and was North American operations manager for messaging services from 2001 until joining us. As our vice president of operations, Mr. Hogan will be serving at the pleasure of our board of directors and will be entitled to receive base compensation of $150,000 annually, additional performance based compensation as approved by our compensation committee, a discretionary matching contribution to our retirement plan and group health care and group life insurance benefits according to our standard policies.

James Witzel, 54, was appointed as our chief financial officer. Previously, our chief financial officer was Mr. Michael Smith, who continues to serve as our president and chief executive officer. Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects. Prior to joining us, since 2003, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of privately held middle market companies. He has over 30 years of experience in accounting, financial reporting, and management. As our chief financial officer, Mr. Witzel will be serving at the pleasure of our board of directors and will be entitled to receive base compensation of $120,000 annually, additional performance based compensation as approved by our compensation committee, a discretionary matching contribution to our retirement plan and group health care and group life insurance benefits according to our standard policies.

These aforementioned individuals had neither any direct nor indirect interest in any transaction with us that requires disclosure under Item 404(a) of Regulation S-K prior to assuming their new positions. There is no existing family relationship between any of the aforementioned individuals and any of our directors or executive officers.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)

Date May 15, 2008	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2008	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)