Form 10-Q
period 2008-06-30
INFINITE GROUP INC
filed 2008-08-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 24,800,328 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2008.

INFINITE GROUP, INC.
FORM 10-Q REPORT

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS
Current assets:
Cash	$131,160	$28,281
Accounts receivable, net of allowance of $35,000	751,160	669,607
Prepaid expenses and other current assets	60,918	59,381
Total current assets	943,238	757,269

Property and equipment, net	68,605	70,723

Other assets – security deposits	12,641	19,523
Total assets	$1,024,484	$847,515

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$399,795	$299,519
Accrued payroll	252,725	262,453
Accrued interest payable	255,403	269,530
Accrued pension and retirement	2,316,068	2,081,508
Accrued expenses – other	67,590	86,197
Current maturities of notes payable	4,241	4,077
Notes payable	30,000	30,000
Notes payable-related parties	273,251	140,332
Total current liabilities	3,599,073	3,173,616

Long-term obligations:
Notes payable	233,543	29,706
Notes payable-related parties	900,624	1,091,624
Accrued pension expense	258,428	408,419
Total liabilities	4,991,668	4,703,365

Commitments and contingencies (note 6)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 24,600,328 (23,614,965 – 2007) shares issued and outstanding	24,600	23,615
Additional paid-in capital	29,548,709	29,386,215
Accumulated deficit	(31,312,804)	(31,037,991)
Accumulated other comprehensive loss	(2,227,689)	(2,227,689)
Total stockholders’ deficiency	(3,967,184)	(3,855,850)
Total liabilities and stockholders’ deficiency	$1,024,484	$847,515

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$2,163,615	$1,812,262	$4,630,425	$3,944,669
Cost of services	1,652,404	1,343,342	3,368,676	2,751,949
Gross profit	511,211	468,920	1,261,749	1,192,720

Costs and expenses:
General and administrative	256,151	176,267	514,153	392,479
Defined benefit pension plan	50,031	73,493	98,992	189,018
Selling	341,474	366,166	749,150	702,764
Depreciation	9,369	8,810	18,323	18,117
Research and development	-	41,990	-	87,253
Total costs and expenses	657,025	666,726	1,380,618	1,389,631
Operating loss	(145,814)	(197,806)	(118,869)	(196,911)

Other income (expense):
Interest income	-	84	-	212
Interest expense:
Related parties	(32,025)	(34,654)	(64,377)	(70,279)
Other	(44,917)	(30,746)	(90,952)	(59,721)
Total interest expense	(76,942)	(65,400)	(155,329)	(130,000)
Other income	-	6,591	-	6,591
Total other income (expense)	(76,942)	(58,725)	(155,329)	(123,197)

Loss before income tax expense	(222,756)	(256,531)	(274,198)	(320,108)
Income tax expense	-	-	(615)	(605)
Net loss	$(222,756)	$(256,531)	$(274,813)	$(320,713)

Net loss per share – basic and diluted	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average number of shares outstanding - basic and diluted	24,482,371	23,188,372	24,128,522	22,803,805

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net loss	$(274,813)	$(320,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	116,812	132,453
Depreciation	18,323	18,117
Gain on disposal of equipment	-	(6,591)
Increase in assets:
Accounts receivable	(81,553)	(33,080)
Other assets	(7,155)	(14,980)
Increase (decrease) in liabilities:
Accounts payable	100,276	(29,051)
Accrued expenses	38	52,427
Accrued pension and retirement	84,569	147,282
Net cash used in operating activities	(43,503)	(54,136)

Investing activities:
Purchase of property and equipment	(16,205)	(5,365)
Proceeds from notes receivable	-	2,632
Net cash used in investing activities	(16,205)	(2,733)

Financing activities:
Proceeds from note payable	200,000	-
Repayments of notes payable	(1,999)	(6,055)
Repayments of note payable-related party	(52,081)	(5,454)
Proceeds from exercise of stock options	16,667	500
Net cash provided by (used in) financing activities	162,587	(11,009)

Net increase (decrease) in cash	102,879	(67,878)
Cash – beginning of period	28,281	73,786
Cash – end of period	$131,160	$5,908

Supplemental disclosure:
Cash paid for:
Interest	$130,235	$100,856
Income taxes	$615	$605

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements –(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-KSB for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt the provisions of SFAS No. 159 in the first or second quarter of 2008.

The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on the consolidated financial statements.

Note 3. Stock Option Plans

The Company’s board of directors and stockholders have approved stock options plans covering up to an aggregate of 5,241,833 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants. Such awards include options, warrants and stock grants.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method. The Company used volatility of 50% when computing the value of stock options and warrants during the six months ended June 30, 2008 and 2007. Each option awarded in 2008 and 2007 has a ten year exercise term. The expected dividend yield is zero percent and the expected life of the options is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 3.74% to 4.10% for the six months ended June 30, 2008 and 4.56% to 4.75% for the six months ended June 30, 2007.

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the three months and six months ended June 30, 2008 and 2007 as follows. There was no impact from SFAS 123R on net loss per share for the three or six months ended June 30, 2008 and 2007.

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Three Months ended June 30, 2008	Three Months ended June 30, 2007
Employee stock options	$98,217	$83,059	$55,532	$44,815
Consultants – common stock warrants	6,095	36,894	-	19,713
Consultant – shares of common stock	12,500	12,500	-	12,500
Total expense	$116,812	$132,453	$55,532	$77,028

A summary of all stock option activity for six months ended June 30, 2008 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,914,500	$.27

Options granted	295,000	$.53

Options expired	(594,333)	$.49

Options exercised	(66,667)	$.25

Outstanding at June 30, 2008	4,548,500	$.26	6.9 years	$2,357,395

Exercisable at June 30, 2008	3,840,500	$.22	6.5 years	$2,157,782

The weighted average fair value of options granted during the six months ended June 30, 2008 was approximately $.34 ($.37 during the six months ended June 30, 2007). Options for 66,667 and 10,000 shares were exercised during the six months ended June 30, 2008 and 2007, respectively. The Company received aggregate proceeds of $16,667 and $500, respectively, and the options had an intrinsic value of $38,000 and $4,700, respectively.

A summary of nonvested stock option activity for the six months ended June 30, 2008 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2007	662,333	$.30
Options granted	295,000	$.34
Options vested	(190,333)	$.30
Options forfeited	(59,000)	$.36
Nonvested outstanding at June 30, 2008	708,000	$.39

At June 30, 2008, there was approximately $148,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of shares that vested during the six months ended June 30, 2008 was approximately $57,000.

Note 4. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Six Months Ended June 30,
	2008	2007
Conversion of accrued interest payable under note to 850,000 shares of common stock	$42,500	$-
Conversion of notes payable to 1,000,000 shares of common stock	$-	$50,000
Issuance of 100,000 shares of common stock in exchange for consulting services to be provided over one year	$-	$50,000

During the six months ended June 30, 2008, warrants were exercised for 122,500 shares of common stock on a cashless basis resulting in the Company’s net issuance of 68,696 shares of common stock.

Note 5. Earnings Per Share

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

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and six months ended June 30, 2008 and 2007 as set forth below. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average common stock price during the period. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding. In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of the potential issuance of common shares is anti-dilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Common stock equivalents	19,680,827	19,452,855	19,717,604	19,056,808

Note 6. Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan. Although the Company continued to act as the sponsor of the O&W Plan after the sale, during 2007 it was determined that it had no legal obligation to do so.

During 2007, the Company submitted information advocating that it had no legal obligation to act as the sponsor of the O&W Plan to the Department of Treasury (DOT) to ascertain whether they concurred or disagreed with this position. The DOT is presently reviewing this information. If the DOT does not concur with this position, the Company may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan year ended December 31, 2006 of approximately $135,000, which has not been accrued because of the determination that the Company has no legal obligation and the Company’s belief that the likelihood is remote that it will be required to pay these excise taxes. Further, if the DOT does not concur with this position, the Company may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. No such excise taxes have been assessed and no portion of this amount has been accrued at June 30, 2008 since the Company believes that the likelihood is remote that it will be required to pay these excise taxes. If the DOT does not concur with the Company’s position, the Company intends to pursue all appropriate further avenues to prevail in its position. During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At June 30, 2008 the Company had accrued liabilities of $2,497,087 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency. The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $2,938,372 at June 30, 2008. The decrease was due to investment losses of $196,576, benefit payments of $219,077 and expenses paid of $33,724.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Three Months ended June 30, 2008	Three Months ended June 30, 2007

Interest cost	$134,336	$160,693	$70,533	$84,821
Expected return on plan assets	(145,372)	(137,055)	(72,686)	(68,527)
Expected expenses	32,500	65,125	16,250	32,563
Actuarial loss	54,910	32,500	27,455	16,250
Net periodic pension cost	$76,374	$121,263	$41,552	$65,107

Note 7. Long-Term Obligations

On June 13, 2008, the Company issued a promissory note for $200,000 to an accredited investor. The note is unsecured, bears interest at the rate of 12% per annum, which is payable monthly, and is due on June 2, 2010. The proceeds of the note are being used for working capital purposes.

Note 8. Subsequent Event - Related Parties Consulting Agreement and Notes Payable

In July 2008, James Villa, President of Intelligent Consulting Corporation (ICC), was appointed to the Company’s board of directors to fill a vacancy.  The Company has contracted with ICC on a month-to-month basis to provide consulting services related to business development and business strategies, special projects and other general corporate matters for the Company.  During the six months ended June 30, 2008 and 2007 the Company paid ICC $67,674 and $65,694, respectively.  Mr. Villa is also the sole member of Northwest Hampton Holdings, LLC with which the Company has $362,624 of outstanding notes payable and $81,219 of accrued interest payable as of June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients. Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, server virtualization, network services, wireless technology, human capital services, enterprise architecture, and earned value management. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects. We have a business development office in the Washington, D.C. metropolitan area.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2008 and 2007

The trends suggested by the following tables are not indicative of future operating results.

The following table compares our statements of operations data for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
					2008 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2008	Sales	2007	Sales	Change	(Decrease)

Sales	$2,163,615	100.0%	$1,812,262	100.0%	$351,353	19.4%
Cost of services	1,652,404	76.4	1,343,342	74.1	309,062	23.0
Gross profit	511,211	23.6	468,920	25.9	42,291	9.0
General and administrative	256,151	11.8	176,267	9.7	79,884	45.3
Defined benefit pension plan	50,031	2.3	73,493	4.1	(23,462)	(31.9)
Selling	341,474	15.8	366,166	20.2	(24,692)	(6.7)
Depreciation	9,369.4		8,810.5		559	6.3
Research and development	-	-	41,990	2.3	(41,990)	(100.0)
Total costs and expenses	657,025	30.4	666,726	36.8	(9,701)	(1.5)
Operating loss	(145,814)	(6.7)	(197,806)	(10.9)	51,992	(26.3)
Interest expense, net	(76,942)	(3.6)	(65,316)	(3.6)	(11,626)	17.8
Other income	-	-	6,591.4		(6,591)	(100.0)
Net loss	$(222,756)	(10.3)%	$(256,531)	(14.2)%	$33,775	(13.2)%

Net loss per share - basic and diluted	$(.01)		$(.01)		$.00

The following table compares our statements of operations data for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
					2008 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2008	Sales	2007	Sales	Change	(Decrease)

Sales	$4,630,425	100.0%	$3,944,669	100.0%	$685,756	17.4%
Cost of services	3,368,676	72.8	2,751,949	69.8	616,727	22.4
Gross profit	1,261,749	27.2	1,192,720	30.2	69,029	5.8
General and administrative	514,153	11.1	392,479	9.9	121,674	31.0
Defined benefit pension plan	98,992	2.1	189,018	4.8	(90,026)	(47.6)
Selling	749,150	16.2	702,764	17.8	46,386	6.6
Depreciation	18,323.4		18,117.5		206	1.1
Research and development	-	-	87,253	2.2	(87,253)	(100.0)
Total costs and expenses	1,380,618	29.8	1,389,631	35.2	(9,013)	(.6)
Operating loss	(118,869)	(2.6)	(196,911)	(5.0)	78,042	(39.6)
Interest expense, net	(155,329)	(3.4)	(129,788)	(3.3)	(25,541)	19.7
Other income	-	-	6,591.2		(6,591)	(100.0)
Income tax expense	(615)	-	(605)	-	(10)	1.7
Net loss	$(274,813)	(5.9)%	$(320,713)	(8.1)%	$45,900	(14.3)%

Net loss per share - basic and diluted	$(.01)		$(.01)		$.00

Sales

Sales for the three months ended June 30, 2008 were $2,163,615, an increase of $351,353 or 19.4% as compared to sales for the three months ended June 30, 2007 of $1,812,262. Sales for the six months ended June 30, 2008 were $4,630,425, an increase of $685,756 or 17.4% as compared to sales for the six months ended June 30, 2007 of $3,944,669. A significant portion of this increase was a result of sales from new projects including the second phase of a significant server virtualization project for a major establishment of the U.S. Government which began in the third quarter of 2007 and was substantially completed in the second quarter of 2008. We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We are actively pursuing opportunities to develop additional sales from new and existing target markets. In June 2008, we hired a new business development employee for our regional office in Jackson, Mississippi to pursue state and local government business opportunities within the Gulf Coast region. We are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended June 30, 2008 was $1,652,404 or 76.4% of sales as compared to $1,343,342 or 74.1% of sales for the three months ended June 30, 2007. Gross profit was $511,211 or 23.6% of sales for the three months ended June 30, 2008 compared to $468,920 or 25.9% of sales for the three months ended June 30, 2007. Cost of services for the six months ended June 30, 2008 was $3,368,676 or 72.8% of sales as compared to $2,751,949 or 69.8% of sales for the six months ended June 30, 2007. Gross profit was $1,261,749 or 27.2% of sales for the six months ended June 30, 2008 compared to $1,192,720 or 30.2% of sales for the six months ended June 30, 2007.

The increase in the amount of gross profit in 2008 is due to increased sales volume which was offset by a change in the mix of our contracts as higher margin projects were completed and new lower margin projects were added during 2008.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended June 30, 2008 were $256,151 which was an increase of $79,884 or 45.3% as compared to $176,267 for the three months ended June 30, 2007. As a percentage of sales, general and administrative expense was 11.8% for the three months ended June 30, 2008 and 9.7% for the three months ended June 30, 2007.

General and administrative expenses for the six months ended June 30, 2008 increased by $121,674 or 31.0% from $392,479 for the six months ended June 30, 2007 to $514,153 for the six months ended June 30, 2008. As a percentage of sales, general and administrative expenses were 11.1% for the six months ended June 30, 2008 and 9.9% for the six months ended June 30, 2007.

General and administrative expenses increased beginning in July 2007 when we reclassified expenses associated with the reassignment of our consultant, Intelligent Consulting Corporation (ICC), from research and development to general and administrative expenses when the TouchThru™ development activities ended. We have contracted with ICC on a month-to-month basis to provide consulting services related to business development and business strategies, special projects and other general corporate matters. In addition, incentive compensation expense associated with our personnel recruiting began in the fourth quarter of 2007 as a result of recruiting new billable employees.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business. However, we expect that general and administrative expenses will decline as a percentage of sales as our sales increase.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $50,031 for the three months ended June 30, 2008 and $73,493 for the three months ended June 30, 2007, a decrease of $23,462. We incurred expenses of $98,992 and $189,018 for the six months ended June 30, 2008 and 2007.

During the six months ended June 30, 2007, we incurred legal and professional fees in connection with advocating our legal position with the appropriate regulatory authorities. Fees in 2008 are substantially reduced since we are awaiting a response from the regulatory authorities to our submission of information in 2007.

Selling Expenses

For the three months ended June 30, 2008, we incurred selling expenses of $341,474 associated with growing the business in our IT Services Group as compared to $366,166 for the three months ended June 30, 2007, a decrease of $24,692 or 6.7%. For the six months ended June 30, 2008 we incurred selling expenses of $749,150 associated with growing business in our IT Services Group compared to $702,764 for the six months ended June 30, 2007, an increase of $46,386 or 6.6%.

The increase for the six months ended June 30, 2008 is principally due to the addition of sales and business development personnel in the third quarter of 2007 to develop more new sales opportunities and to prepare proposals for new projects. In June 2007, we hired a new business development employee to focus efforts toward increasing sales in the server virtualization arena.

We experienced a decrease in consulting expense of $56,213 and $57,679 for the three and six months ended June 30, 2008, respectively, as a result of management’s decision to reduce the use and rate of compensation to independent consultants.

Depreciation Expenses

Depreciation expense was $9,369 and $8,810 for the three months ended June 30, 2008 and 2007, respectively, and was $18,323 and $18,117 for the six months ended June 30, 2008 and 2007, respectively. In the normal course of business, certain assets, such as personal computers and related software, are upgraded and replaced.

Research and Development Expenses

For the three and six months ended June 30, 2007 we recorded $41,990 and $ 87,253 of research and development expenses. These expenses were principally related to the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York. During the third quarter of 2007, we terminated development activities and related expenses for TouchThru™ and reassigned an independent consultant from these development efforts to other business activities. As a result, we incurred no research and development expenses in 2008.

Operating Loss

For the three months ended June 30, 2008 our operating loss was $(145,814) compared to an operating loss of $(197,806) for the three months ended June 30, 2007; an improvement of $51,992. This is attributable to an increase in sales of $351,353 which contributed an additional $42,291 of gross profit and a decrease in operating expenses of $9,701.

For the six months ended June 30, 2008 our operating loss was $(118,869) compared to an operating loss of $(196,911) for the six months ended June 30, 2007; an improvement of $78,042. This is attributable to an increase in sales of $685,756 which contributed an additional $69,029 of gross profit and a decrease in operating expenses of $9,013. We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future years.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $76,942 for the three months ended June 30, 2008 compared to net interest expense of $65,316 for the three months ended June 30, 2007. Net interest expense was $155,329 for the six months ended June 30, 2008 compared to net interest expense of $129,788 for the six months ended June 30, 2007. The increase in net interest expense of $11,626 and $25,541, for the three and six months ended June 30, 2008, respectively, was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2008. We incurred new indebtedness in June 2008 of $200,000 which was used for working capital purposes.

Other Income

For the three and six months ended June 30, 2007, we had other income of $6,591 as a result of the sale of certain equipment.

Income Taxes

Income tax expense was $0 for the three months ended June 30, 2008 and 2007, respectively. Income tax expense was $615 and $605 for the six months ended June 30, 2008 and 2007, respectively, consisting of state taxes.

Net Loss

For the three months ended June 30, 2008, we recorded a net loss in the amount of $(222,756) or $(.01) per share compared to a net loss of $(256,531) or $(.01) per share for the three months ended June 30, 2007. For the six months ended June 30, 2008, we recorded a net loss in the amount of $(274,813) or $(.01) per share compared to a net loss of $(320,713) or $(.01) per share for the six months ended June 30, 2007.

Stock-Based Compensation

The following table provides pro forma non-GAAP financial data after adjustment for the impact that the adoption of SFAS 123R had on our financial statements including net loss. Pro forma data is calculated by adding back to net loss non-cash compensation expense recorded according to “Share-Based Payment”, (SFAS 123R) which relates to stock options.

Pro forma data is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes pro forma data is useful to help investors analyze the operating trends of the business before and after the adoption of SFAS 123R and to assess the relative underlying performance of the business. Management believes that pro forma data provides an additional tool for investors to use in comparing its financial results with other companies in the industry. By excluding non-cash charges such as SFAS 123R stock-based compensation, investors can evaluate our operations and can compare our results on a more consistent basis to the results of other companies in the industry. Management also uses pro forma data to evaluate potential acquisitions, establish internal budgets, and evaluate performance of our business.

We consider pro forma data to be an important indicator of our operational strength and performance of our business and a useful measure of our historical and prospective operating trends. However, there are significant limitations to the use of pro forma data since it may exclude amounts that impact our profitability and operating cash flows. We believe that these limitations are offset by clearly identifying the difference between the two measures. Consequently, pro forma data should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Pro forma data, as presented by us, may not be comparable with similarly named measures provided by other entities.

	Six Months Ended June 30,
	2008	2008	2008	2007	2007	2007
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma

Sales	$4,630,425	$-	$4,630,425	$3,944,669	$-	$3,944,669
Cost of services	3,368,676	(50,988)	3,317,688	2,751,949	(14,488)	2,737,461
Gross profit	1,261,749	50,988	1,312,737	1,192,720	14,488	1,207,208
General and administrative	514,153	(9,382)	504,771	392,479	(4,251)	388,228
Defined benefit pension plan	98,992	-	98,992	189,018	-	189,018
Selling	749,150	(37,847)	711,303	702,764	(64,320)	638,444
Depreciation	18,323	-	18,323	18,117	-	18,117
Research and development	-	-	-	87,253	-	87,253
Total costs and expenses	1,380,618	(47,229)	1,333,389	1,389,631	(68,571)	1,321,060
Operating loss	(118,869)	98,217	(20,652)	(196,911)	83,059	(113,852)
Interest expense, net	(155,329)	-	(155,329)	(129,788)	-	(129,788)
Other income	-	-	-	6,591	-	6,591
Income tax expense	(615)	-	(615)	(605)	-	(605)
Net loss	$(274,813)	$98,217	$(176,596)	$(320,713)	$83,059	$(237,654)

We recorded expense of $18,595 and $49,394 for equity instruments issued to consultants for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $131,160 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our $800,000 credit facility. At June 30, 2008, we had approximately $247,000 of availability under this line and could finance up to another approximately $226,000 based on eligible accounts receivable. During the six months ended June 30, 2008, cash used by operating activities was $43,503.

At June 30, 2008, we had a working capital deficit of approximately $2.65 million and a current ratio of .26. Our objective is to improve our working capital position from profitable operations. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan of approximately $2.2 million, working capital would have been a deficit of approximately $417,000. If we incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to fund our payroll and accounts payable on a timely basis.

We have financed the activity of our IT Services Group through the issuance of notes payable to third parties, including related parties, private placements of common stock, and financing through sales with recourse of our accounts receivable. We generated $200,000 during June 2008 through a working capital loan from a third party.

We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

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

Cash Flows from Operating Activities

During the three months ended June 30, 2008, cash used in operations was $43,503 compared with cash used in operations of $54,136 for the six months ended June 30, 2007. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our accounts receivable increased principally due to the growth of sales in the period. The increase in liabilities is primarily due to increased accounts payable and accrued pension and retirement expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended June 30, 2008 was $16,205 compared with $2,733 for the six months ended June 30, 2007. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

Cash provided by financing activities was $162,587 for the six months ended June 30, 2008 due to $200,000 from a new working capital loan, $16,667 from the exercise of an option for common stock offset by principal payments of $54,080 on notes payable. In comparison, for the six months ended June 30, 2007 we used cash from financing activities of $11,009 principally for principal payments on notes payable. We anticipate that we will use approximately $4,200 through the next twelve months for funding current maturities of long-term debt obligations.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At June 30, 2008, we had approximately $247,000 of availability under this line and could finance up to another approximately $226,000 based on eligible accounts receivable.

We believe the capital resources available to us under our line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we experience significant growth in our sales, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving credit facility; or a refinancing of our credit facilities.

Osley & Whitney, Inc. Retirement Plan

As of December 31, 2004, we sold or closed all of our prior businesses. Currently, our sole business is providing IT consulting services. The following discussion of the O&W Plan relates to the business that was closed and sold and its current effect on our operations and financial position.

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, we sold 100% of the common stock of O&W to a third party, but continued to act as the sponsor of the O&W Plan. Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 it was determined that we had no legal obligation to do so.

During 2007, we submitted information advocating this position to the Department of Treasury (DOT) to ascertain whether they concur or disagree with this position. The DOT is presently reviewing this information. If the DOT does not concur with this position, we may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan year ended December 31, 2006 of approximately $135,000, which has not been accrued because of the determination of no legal obligation and our belief that the likelihood is remote that we will be required to pay these excise taxes. Further, if the DOT does not concur with this position, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. No such excise taxes have been assessed and no portion of this amount has been accrued at June 30, 2008 since we believe that the likelihood is remote that we will be required to pay these excise taxes. If the DOT does not concur with this position, we intend to pursue all appropriate further avenues to prevail on our position.

If it is determined that we are responsible for O&W Plan deficiencies, then we will be required to make contributions for deficiencies in 2004 through 2008 and we will be required to fund O&W Plan deficiencies in future periods. We did not make any O&W Plan contributions in 2004, 2006, 2007 or 2008. During 2005, we made contributions valued at approximately $181,000. We currently do not have the funds available to make the required cash contributions which currently approximate $1.8 million. As a result of our legal position, we do not anticipate making any contributions to the Plan during the year ending December 31, 2008. We recorded defined benefit pension expense (including professional services and interest costs) of $98,992 and $189,018 for the six months ended June 30, 2008 and 2007, respectively.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At June 30, 2008, we had accrued liabilities of $2,497,087 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency. The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $2,938,372 at June 30, 2008. The decrease was comprised of investment losses of $196,576, benefit payments of $219,077 and expenses paid of $33,724.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2008, we issued 200,000 unregistered shares of our common stock to an accredited investor upon conversion of $10,000 of principal on outstanding notes payable in accordance with the terms of such notes.

In June 2008, we issued an aggregate of 68,696 unregistered shares of our common stock upon the cashless exercise of warrants by two accredited investors.

On April 10, 2008, we issued 600,000 unregistered shares of our common stock to an accredited investor upon conversion of $30,000 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

These transactions were exempt from registration, as they were nonpublic offerings or transactions made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Promissory Note, dated June 13, 2008, in the principal amount of $200,000, bearing interest in the amount of 12% per annum.*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date: August 12, 2008	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)