Form 10-Q
period 2008-09-30
INFINITE GROUP INC
filed 2008-11-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were a total of 24,935,328 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 12, 2008.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS
Current assets:
Cash	$39,307	$28,281
Accounts receivable, net of allowance of $35,000	1,206,999	669,607
Prepaid expenses and other current assets	58,932	59,381
Total current assets	1,305,238	757,269

Property and equipment, net	60,539	70,723

Other assets – security deposits	12,641	19,523
Total assets	$1,378,418	$847,515

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$431,210	$299,519
Accrued payroll	434,646	262,453
Accrued interest payable	268,645	269,530
Accrued pension and retirement	2,352,191	2,081,508
Accrued expenses – other	69,802	86,197
Current maturities of notes payable	4,325	4,077
Notes payable	30,000	30,000
Notes payable-related parties	258,846	140,332
Total current liabilities	3,849,665	3,173,616

Long-term obligations:
Notes payable	232,502	29,706
Notes payable-related parties	890,624	1,091,624
Accrued pension expense	302,395	408,419
Total liabilities	5,275,186	4,703,365

Commitments and contingencies (note 6)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;24,935,328 (23,614,965 – 2007) shares issued and outstanding	24,935	23,615
Additional paid-in capital	29,646,038	29,386,215
Accumulated deficit	(31,340,052)	(31,037,991)
Accumulated other comprehensive loss	(2,227,689)	(2,227,689)
Total stockholders’ deficiency	(3,896,768)	(3,855,850)
Total liabilities and stockholders’ deficiency	$1,378,418	$847,515

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$2,478,978	$2,063,644	$7,109,403	$6,008,314
Cost of services	1,795,927	1,570,556	5,164,602	4,322,505
Gross profit	683,051	493,088	1,944,801	1,685,809

Costs and expenses:
General and administrative	265,694	238,890	779,849	631,370
Defined benefit pension plan	67,082	84,017	166,074	273,035
Selling	296,597	415,325	1,045,747	1,118,089
Depreciation	9,201	7,892	27,523	26,009
Research and development	-	1,553	-	88,807
Total costs and expenses	638,574	747,677	2,019,193	2,137,310
Operating income (loss)	44,477	(254,589)	(74,392)	(451,501)

Other income (expense):
Interest income	-	43	-	255
Interest expense:
Related parties	(30,638)	(34,834)	(95,015)	(105,113)
Other	(41,087)	(34,833)	(132,039)	(94,555)
Total interest expense	(71,725)	(69,667)	(227,054)	(199,668)
Other income (expense)	-	(1,634)	-	4,957
Total other income (expense)	(71,725)	(71,258)	(227,054)	(194,456)

Loss before income tax expense	(27,248)	(325,847)	(301,446)	(645,957)
Income tax expense	-	-	(615)	(605)
Net loss	$(27,248)	$(325,847)	$(302,061)	$(646,562)

Net loss per share – basic and diluted	$(.00)	$(.01)	$(.01)	$(.03)

Weighted average number of shares outstanding – basic and diluted	24,783,698	23,524,965	24,348,508	23,046,833

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net loss	$(302,061)	$(646,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	197,727	255,056
Depreciation	27,523	26,009
Gain on disposal of equipment	-	(4,957)
Increase in assets:
Accounts receivable	(537,392)	(139,003)
Other assets	(5,169)	(10,641)
Increase in liabilities:
Accounts payable	131,690	29,452
Accrued expenses	204,163	222,413
Accrued pension and retirement	164,659	238,378
Net cash used in operating activities	(118,860)	(29,855)

Investing activities:
Purchase of property and equipment	(17,339)	(22,686)
Proceeds from notes receivable	-	4,015
Net cash used in investing activities	(17,339)	(18,671)

Financing activities:
Proceeds from note payable	200,000	-
Repayments of notes payable	(2,956)	(10,114)
Repayments of notes payable-related parties	(66,486)	(7,003)
Proceeds from exercise of stock options	16,667	500
Net cash provided by (used in) financing activities	147,225	(16,617)

Net increase (decrease) in cash	11,026	(65,143)
Cash – beginning of period	28,281	73,786
Cash – end of period	$39,307	$8,643

Supplemental disclosure:
Cash paid for:
Interest	$182,909	$140,890
Income taxes	$615	$605

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the United States (U.S.) Securities and Exchange Commission (SEC). Results of consolidated operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The Company was required to adopt SFAS No. 157 on January 1, 2008. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a deferral for the implementation of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effects on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the financial statements upon full adoption.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted the fair value option permitted by SFAS No. 159.

The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the U.S. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial statements.

Note 3. Stock Option Plans

The Company’s board of directors and stockholders have approved stock options plans covering up to an aggregate of 5,228,833 shares. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants. Such awards include options, warrants and stock grants.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method and the Black-Scholes analysis. The Company used volatility of 50% when computing the value of stock options and warrants during the nine months ended September 30, 2008 and 2007. Each option awarded in 2008 and 2007 has a ten year exercise term. The expected dividend yield is zero percent. The expected life of the options was assumed to be the ten year contractual term. For options issued after September 30, 2008 the term is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in SEC Staff Accounting Bulletin No. 110 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 3.74% to 4.10% for the nine months ended September 30, 2008 and 4.52% to 4.75% for the nine months ended September 30, 2007.

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the three months and nine months ended September 30, 2008 and 2007 as follows. There was no impact from SFAS 123R on net loss per share for the three or nine months ended September 30, 2008 and 2007.

	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Employee stock options	$159,244	$180,068	$61,027	$97,009
Consultants – common stock warrants	25,983	49,988	19,886	13,095
Consultant – shares of common stock	12,500	25,000	-	12,500
Total expense	$197,727	$255,056	$80,913	$122,604

A summary of all stock option activity for nine months ended September 30, 2008 follows:
	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,914,500	$.27

Options granted	525,000	$.56

Options expired	(674,333)	$.46

Options exercised	(66,667)	$.25

Outstanding at September 30, 2008	4,698,500	$.28	6.8 years	$1,193,095

Exercisable at September 30, 2008	4,164,167	$.24	6.5 years	$1,185,475

The weighted average fair value of options granted during the nine months ended September 30, 2008 was approximately $.36 ($.33 during the nine months ended September 30, 2007). Options for 66,667 and 10,000 shares were exercised during the nine months ended September 30, 2008 and 2007, respectively. The Company received aggregate proceeds of $16,667 and $500, respectively, and the options had an intrinsic value of $38,000 and $4,700, respectively.

A summary of nonvested stock option activity for the nine months ended September 30, 2008 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2007	662,333	$.30
Options granted	525,000	$.36
Options vested	(585,667)	$.31
Options forfeited	(67,333)	$.38
Nonvested outstanding at September 30, 2008	534,333	$.34

At September 30, 2008, there was approximately $166,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of shares that vested during the nine months ended September 30, 2008 was approximately $183,000.

Note 4. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Nine Months Ended September 30,
	2008	2007
Conversion of note payable-related party and related accrued interest payable to 1,185,000 shares of common stock	$59,250	$-
Conversion of notes payable-related party to 1,000,000 shares of common stock	$-	$50,000
Issuance of 100,000 shares of common stock in exchange for consulting services to be provided over one year	$-	$50,000

During the nine months ended September 30, 2008, warrants were exercised for 122,500 shares of common stock on a cashless basis resulting in the Company’s net issuance of 68,696 shares of common stock.

On August 1, 2008, the terms or a warrant issued to a business development consultant were modified such that a specific performance criterion was eliminated and 100,000 options vest on periodic schedule through July 1, 2009. During the three months ended September 30, 2008, the Company recorded $19,886 of expense associated with such change.

Note 5. Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, warrants and convertible notes payable. Stock options and warrants with exercise prices that exceeded the average fair market value of common stock had an antidilutive effect and therefore, were excluded from the computation of net income (loss) per share. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and nine months ended September 30, 2008 and 2007 as set forth below. These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average common stock price during the period. The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Common stock equivalents	19,573,817	19,381,198	19,605,103	19,399,238

Note 6. Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Retirement Plan (O&W Plan). Although the Company continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that the Company had no legal obligation to do so.

During 2007, the Company submitted information to the Department of Treasury (DOT) advocating that it had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the DOT concurred or disagreed with this position. The DOT is presently reviewing this information. If the DOT does not concur with this position, the Company may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan years ended December 31, 2006 and 2007 of approximately $135,000 and $157,000, respectively, totaling $292,000, which has not been accrued because of the determination that the Company has no legal obligation and the Company’s belief that the likelihood is remote that it will be required to pay these excise taxes. Further, if the DOT does not concur with this position, the Company may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. No such excise taxes or related interest have been assessed and no portion of this amount has been accrued at September 30, 2008 since the Company believes that the likelihood is remote that it will be required to pay these excise taxes. If the DOT does not concur with the Company’s position, the Company intends to pursue all appropriate further avenues to prevail in its position. During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At September 30, 2008 the Company had accrued liabilities of $2,564,170 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency. The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $2,655,620 at September 30, 2008. The decrease was due to investment losses of $367,853, benefit payments of $329,194 and expenses paid of $35,082.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Three Months ended September 30, 2008	Three Months ended September 30, 2007

Interest cost	$225,357	$249,181	$74,248	$88,488
Expected return on plan assets	(218,057)	(205,581)	(72,686)	(68,527)
Expected expenses	48,750	97,689	16,250	32,563
Actuarial loss	82,364	48,750	27,455	16,250
Net periodic pension cost	$138,414	$190,039	$45,267	$68,774

Note 7. Long-Term Obligations

On June 13, 2008, the Company issued a promissory note for $200,000 to an accredited investor. The note is unsecured, bears interest at the rate of 12% per annum, which is payable monthly, and is due on June 2, 2010. The proceeds of the note are being used for working capital purposes.

Note 8. Related Parties Consulting Agreement and Notes Payable

In July 2008, James Villa, President of Intelligent Consulting Corporation (ICC), was appointed to the Company’s board of directors to fill a vacancy.  The Company has contracted with ICC on a month-to-month basis to provide consulting services related to business development and business strategies, special projects and other general corporate matters.  During the nine months ended September 30, 2008 and 2007 the Company paid ICC $103,210 and $96,300, respectively.  Mr. Villa is also the sole member of Northwest Hampton Holdings, LLC with which the Company has $352,624 of outstanding notes payable and $82,024 of accrued interest payable as of September 30, 2008.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2008 and 2007

The trends suggested by the following tables are not indicative of future operating results.

The following table compares our statements of operations data for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
					2008 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2008	Sales	2007	Sales	Change	(Decrease)

Sales	$2,478,978	100.0%	$2,063,644	100.0%	$415,334	20.1%
Cost of services	1,795,927	72.4	1,570,556	76.1	225,371	14.3
Gross profit	683,051	27.6	493,088	23.9	189,963	38.5
General and administrative	265,694	10.7	238,890	11.6	26,804	11.2
Defined benefit pension plan	67,082	2.7	84,017	4.1	(16,935)	(20.2)
Selling	296,597	12.0	415,325	20.1	(118,728)	(28.6)
Depreciation	9,201.4		7,892.4		1,309	16.6
Research and development	-	-	1,553.1		(1,553)	(100.0)
Total costs and expenses	638,574	25.8	747,677	36.2	(109,103)	(14.6)
Operating income (loss)	44,477	1.8	(254,589)	(12.3)	299,066	(117.5)
Interest expense, net	(71,725)	(2.9)	(69,624)	(3.4)	(2,101)	3.0
Other expense	-	-	(1,634)	(.1)	1,634	(100.0)
Net loss	$(27,248)	(1.1)%	$(325,847)	(15.8)%	$298,599	(91.6)%

Net loss per share - basic and diluted	$(.00)		$(.01)		$.01

The following table compares our statements of operations data for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
					2008 vs. 2007
		As a % of		As a % of	Amount of	% Increase
	2008	Sales	2007	Sales	Change	(Decrease)

Sales	$7,109,403	100.0%	$6,008,314	100.0%	$1,101,089	18.3%
Cost of services	5,164,602	72.6	4,322,505	71.9	842,097	19.5
Gross profit	1,944,801	27.4	1,685,809	28.1	258,992	15.4
General and administrative	779,849	11.0	631,370	10.5	148,479	23.5
Defined benefit pension plan	166,074	2.3	273,035	4.5	(106,961)	(39.2)
Selling	1,045,747	14.7	1,118,089	18.6	(72,342)	(6.5)
Depreciation	27,523.4		26,009.4		1,514	5.8
Research and development	-	-	88,807	1.5	(88,807)	(100.0)
Total costs and expenses	2,019,193	28.4	2,137,310	35.6	(118,117)	(5.5)
Operating loss	(74,392)	(1.0)	(451,501)	(7.5)	377,109	(83.5)
Interest expense, net	(227,054)	(3.2)	(199,413)	(3.3)	(27,641)	13.9
Other income	-	-	4,957.1		(4,957)	(100.0)
Income tax expense	(615)	-	(605)	-	(10)	1.7
Net loss	$(302,061)	(4.2)%	$(646,562)	(10.8)%	$344,501	(53.3)%

Net loss per share - basic and diluted	$(.01)		$(.03)		$.02

Sales

Sales for the three months ended September 30, 2008 were $2,478,978, an increase of $415,344 or 20.1% as compared to sales for the three months ended September 30, 2007 of $2,063,644. Sales for the nine months ended September 30, 2008 were $7,109,403, an increase of $1,101,089 or 18.3% as compared to sales for the nine months ended September 30, 2007 of $6,008,314. A significant portion of this increase was a result of sales from new projects including the second phase of a significant server virtualization project for a major establishment of the U.S. Government which began in the third quarter of 2007 and was substantially completed in the second quarter of 2008. Other virtualization projects for new clients began in the second and third quarters of 2008. We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We are actively pursuing opportunities to develop additional sales from new and existing target markets. In November 2007, we hired a new business development employee to focus efforts toward increasing sales in the server virtualization arena. Our new director of virtualization services is recognized as one of the nation’s foremost technical experts who is consistently sought for speaking engagements at significant events and by the major industry trade journals. In June 2008, we hired a new business development employee for our regional office in Jackson, Mississippi to pursue state and local government business opportunities within the Gulf Coast region. In September 2008, we hired a new business development employee in North Carolina to pursue primarily commercial IT opportunities in the southeast U.S. We are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors. In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the three months ended September 30, 2008 was $1,795,927 or 72.4% of sales as compared to $1,570,556 or 76.1% of sales for the three months ended September 30, 2007. Gross profit was $683,051 or 27.6% of sales for the three months ended September 30, 2008 compared to $493,088 or 23.9% of sales for the three months ended September 30, 2007. Cost of services for the nine months ended September 30, 2008 was $5,164,602 or 72.6% of sales as compared to $4,322,505 or 71.9 % of sales for the nine months ended September 30, 2007. Gross profit was $1,944,801 or 27.4% of sales for the nine months ended September 30, 2008 compared to $1,685,809 or 28.1% of sales for the nine months ended September 30, 2007.

The increase in the amount of gross profit in 2008 is due to increased sales volume which was offset by a change in the mix of our contracts as higher margin projects were completed and new projects with slightly lower margins were added during 2008.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2008 were $265,694 which was an increase of $26,804 or 11.2% as compared to $238,890 for the three months ended September 30, 2007. As a percentage of sales, general and administrative expense was 10.7% for the three months ended September 30, 2008 and 11.6% for the three months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2008 increased by $148,479 or 23.5% from $631,370 for the nine months ended September 30, 2007 to $779,849 for the nine months ended September 30, 2008. As a percentage of sales, general and administrative expenses were 11.0% for the nine months ended September 30, 2008 and 10.5% for the nine months ended September 30, 2007.

General and administrative expenses increased beginning in July 2007 when we reclassified expenses associated with the reassignment of our consultant, Intelligent Consulting Corporation (ICC), from research and development to general and administrative expenses when the TouchThru™ development activities ended. We have contracted with ICC on a month-to-month basis to provide consulting services related to business development and business strategies, special projects and other general corporate matters. In addition, incentive compensation expense associated with our personnel recruiting began in the fourth quarter of 2007 as a result of our hiring a full-time recruiting director responsible for recruiting new billable employees.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with recruiting additional personnel and managing a larger business. However, we expect that general and administrative expenses will remain relatively stable as a percentage of sales as our sales increase.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $67,082 for the three months ended September 30, 2008 and $84,017 for the three months ended September 30, 2007, a decrease of $16,935. We incurred expenses of $166,074 and $273,035 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2007, we incurred legal and professional fees in connection with advocating our legal position with the appropriate regulatory authorities. Fees in 2008 are substantially reduced since we are awaiting a response from the regulatory authorities to our submission of information in 2007.

 Selling Expenses

For the three months ended September 30, 2008, we incurred selling expenses of $296,597 associated with expanding our IT Services Group business as compared to $415,325 for the three months ended September 30, 2007, a decrease of $118,728 or 28.6%. For the nine months ended September 30, 2008 we incurred selling expenses of $1,045,747 associated with expanding our IT Services Group business compared to $1,118,089 for the nine months ended September 30, 2007, a decrease of $72,342 or 6.5%.

The decreases for the three and nine months ended September 30, 2008 are principally due to changes in certain business development personnel. In the August 2007, we added a business development employee to prepare proposals for new projects. In November 2007, we hired a new business development employee who is now our director of virtualization services. In June 2008, we hired a new business development employee for our regional office in Jackson, Mississippi to pursue state and local government business opportunities within the Gulf Coast region. In September 2008, we hired a new business development employee in North Carolina to pursue primarily commercial IT opportunities in the southeast U.S. These employee additions were offset during 2008 by certain business development employee terminations including one in our virtualization practice and two in our federal services practice, which positions were filled by existing employees.

We experienced a decrease in consulting expense of approximately $52,000 for the nine months ended September 30, 2008, as a result of management’s decision to reduce the use and rate of compensation to independent consultants. For the three months ended September 30, 2008 we experienced an increase in consulting expense of approximately $5,300 due to amending the terms of a warrant issued to a business development consultant and recording $19,886 of expense associated with such change, which offset reductions in the use of other consultants.

Depreciation Expenses

Depreciation expense was $9,201 and $7,892 for the three months ended September 30, 2008 and 2007, respectively, and was $27,523 and $26,009 for the nine months ended September 30, 2008 and 2007, respectively. In the normal course of business, certain assets, such as personal computers and related software, are upgraded and replaced.

Research and Development Expenses

During the third quarter of 2007, we terminated development activities and related expenses for TouchThru™ and reassigned an independent consultant from these development efforts to other business activities. As a result, we incurred no research and development expenses in 2008. For the three and nine months ended September 30, 2007 we recorded $1,553 and $88,807 of research and development expenses. These expenses were principally related to the development of an access control terminal and related software called TouchThru™. TouchThru™ is a self-contained terminal enabling physical access control using biometric identification. It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York.

Operating Income (Loss)

For the three months ended September 30, 2008 our operating income was $44,477 compared to an operating loss of $(254,589) for the three months ended September 30, 2007; an improvement of $299,066. This is attributable to an increase in sales of $415,334 which contributed an additional $189,963 of gross profit and a decrease in operating expenses of $109,103.

For the nine months ended September 30, 2008 our operating loss was $(74,392) compared to an operating loss of $(451,501) for the nine months ended September 30, 2007; an improvement of $377,109. This is attributable to an increase in sales of $1,101,089 which contributed an additional $258,992 of gross profit and a decrease in operating expenses of $118,117. We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices. Net interest expense was $71,725 for the three months ended September 30, 2008 compared to net interest expense of $69,624 for the three months ended September 30, 2007. Net interest expense was $227,054 for the nine months ended September 30, 2008 compared to net interest expense of $199,413 for the nine months ended September 30, 2007. The increase in net interest expense of $27,641 for the nine months ended September 30, 2008 was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2008. We incurred new indebtedness in June 2008 of $200,000 which is being used for working capital purposes.

Other Income (Expense)

Other income (expense) was $0 and $(1,634) for the three months ended September 30, 2008 and 2007, respectively. Other income (expense) was $0 and $ 4,957 for the nine months ended September 30, 2008 and 2007, respectively. Other income (expense) for the three and nine months ended September 30, 2007 was as a result of the sale of certain equipment.

Income Taxes

Income tax expense was $0 for the three months ended September 30, 2008 and 2007, respectively. Income tax expense was $615 and $605 for the nine months ended September 30, 2008 and 2007, respectively, consisting of state taxes.

Net Loss

For the three months ended September 30, 2008, we recorded a net loss in the amount of $(27,248) or $(.00) per share compared to a net loss of $(325,847) or $(.01) per share for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a net loss in the amount of $(302,061) or $(.01) per share compared to a net loss of $(646,562) or $(.03) per share for the nine months ended September 30, 2007.

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

	Nine Months Ended September 30,
	2008	2008	2008	2007	2007	2007
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma

Sales	$7,109,403	$-	$7,109,403	$6,008,314	$-	$6,008,314
Cost of services	5,164,602	(81,729)	5,082,873	4,322,505	(67,702)	4,254,803
Gross profit	1,944,801	81,729	2,026,530	1,685,809	67,702	1,753,511
General and administrative	779,849	(20,194)	759,655	631,370	(12,636)	618,734
Defined benefit pension plan	166,074	-	166,074	273,035	-	273,035
Selling	1,045,747	(57,321)	988,426	1,118,089	(99,730)	1,018,359
Depreciation	27,523	-	27,523	26,009	-	26,009
Research and development	-	-	-	88,807	-	88,807
Total costs and expenses	2,019,193	(77,515)	1,941,678	2,137,310	(112,366)	2,024,944
Operating loss	(74,392)	159,244	84,852	(451,501)	180,068	(271,433)
Interest expense, net	(227,054)	-	(227,054)	(199,413)	-	(199,413)
Other income	-	-	-	4,957	-	4,957
Income tax expense	(615)	-	(615)	(605)	-	(605)
Net loss	$(302,061)	$159,244	$(142,817)	$(646,562)	$180,068	$(466,494)

We recorded expense of $38,483 and $74,488 for equity instruments issued to consultants for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $39,307 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our $800,000 credit facility. At September 30, 2008, we had approximately $313,000 of availability under this line and had adequate accounts receivable to use the remaining available line. During the nine months ended September 30, 2008, cash used by operating activities was $118,860.

At September 30, 2008, we had a working capital deficit of approximately $2.54 million and a current ratio of .34. Our objective is to improve our working capital position from profitable operations. The O&W Plan current liabilities have a significant impact on our working capital. Without the current liabilities of the O&W Plan of approximately $2.3 million, working capital would have been a deficit of approximately $283,000. If we incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy. Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to fund our payroll and accounts payable on a timely basis.

During 2007 and 2008, we have financed the activity of our IT Services Group through the issuance of notes payable to third parties, including related parties and financing through sales with recourse of our accounts receivable. In June 2008, we raised $200,000 through a working capital loan from a third party.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2008, cash used in operations was $118,859 compared with cash used in operations of $29,855 for the nine months ended September 30, 2007. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our accounts receivable increased principally due to the growth of sales in the period. The increase in liabilities is primarily due to increased accounts payable and accrued pension and retirement expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 was $17,339 compared with $18,671 for the nine months ended September 30, 2007. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

Cash provided by financing activities was $147,225 for the nine months ended September 30, 2008 due to $200,000 from a new working capital loan, $16,667 from the exercise of an option for common stock offset by principal payments of $69,442 on notes payable. In comparison, for the nine months ended September 30, 2007 we used cash from financing activities of $16,617 principally for principal payments on notes payable. We anticipate that we will use approximately $4,300 through the next twelve months for funding current maturities of long-term debt obligations.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us. We pay fees based on the length of time that the invoice remains unpaid. At September 30, 2008, we had approximately $313,000 of availability under this line and had adequate accounts receivable to use the remaining available line.

We believe the capital resources available to us under our line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we experience significant growth in our sales, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth. We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.

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

During 2007, we submitted information advocating this position to the Department of Treasury (DOT) to ascertain whether they concur or disagree with this position. The DOT is presently reviewing this information. If the DOT does not concur with this position, we may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the plan years ended December 31, 2006 and 2007 of approximately $135,000 and $157,000, respectively, totaling $292,000, which has not been accrued because of the determination of no legal obligation and our belief that the likelihood is remote that we will be required to pay these excise taxes. Further, if the DOT does not concur with this position, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions. No such excise taxes have been assessed and no portion of this amount has been accrued at September 30, 2008 since we believe that the likelihood is remote that we will be required to pay these excise taxes. If the DOT does not concur with this position, we intend to pursue all appropriate further avenues to prevail on our position.

If it is determined that we are responsible for O&W Plan deficiencies, then we will be required to make contributions for deficiencies in 2004 through 2008 and we will be required to fund O&W Plan deficiencies in future periods. We did not make any O&W Plan contributions in 2004, 2006, 2007 or 2008. During 2005, we made contributions valued at approximately $181,000. We currently do not have the funds available to make the required cash contributions which currently approximate $1.8 million. As a result of our legal position, we do not anticipate making any contributions to the Plan during the year ending December 31, 2008. We recorded defined benefit pension expense (including professional services and interest costs) of $166,074 and $273,035 for the nine months ended September 30, 2008 and 2007, respectively.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure the contributions due to the O&W Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

At September 30, 2008, we had accrued liabilities of $2,564,170 related to the O&W Plan and accumulated other comprehensive loss of $2,227,689 which was recorded as a reduction of stockholders’ deficiency. The market value of the O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $2,655,620 at September 30, 2008. The decrease was due to investment losses of $367,853, benefit payments of $329,194 and expenses paid of $35,082.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, we issued 135,000 unregistered shares of our common stock to an accredited investor upon conversion of $6,750 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

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

Infinite Group, Inc.
(Registrant)

Date: November 12, 2008	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)