Form 10-K
period 2008-12-31
INFINITE GROUP INC
filed 2009-03-30
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . . . . . . to . . . . . . . . . ..

Commission File Number 0-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
DELAWARE		52-1490422
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
60 Office Park Way Pittsford, NY 14534
(Address of principal executive offices)

Registrant's telephone number, including area code  (585) 385-0610

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
Par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $.77 on June 30, 2008) was approximately $16,900,000.

As of March 26, 2009, 25,469,078 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

INFINITE GROUP, INC.

Form 10-K

TABLE OF CONTENTS

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1.  Business

Business Overview

We are a provider of information technology (IT) services to federal, state and local governments and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, server virtualization, cloud computing, network services, wireless technology, human capital services, enterprise architecture, and earned value management.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have a business development office with close proximity to the Washington, D.C. metropolitan area and operate in various locations in the United States and overseas.  As of December 31, 2008, we had 83 full-time employees and five full time billable information technology independent contractors.  Approximately 24% of our employees hold U.S. Government security clearances.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with the U.S. Government and other major clients.

In 2008, we had sales of approximately $9.9 million, a 17.3% increase over our 2007 sales of approximately $8.5 million.  During 2008, we derived 77.5% of our sales from one client, including sales under subcontracts for services to several different end clients.  Approximately 86% of our total sales in 2008 were from U.S. Government contracts as either a prime contractor or a subcontractor.

U.S. Government IT Market

We believe that the U.S. Government is the largest consumer of information technology services and solutions in the United States and its spending on information technology will continue to increase in the next several years.  The growth is driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government employee technical professionals, and the continuing impact of Office of Management and Budget mandates regarding IT spending.  U.S. Government spending on information technology has consistently increased in each year since 1980. According to INPUT, an independent U.S. Government market research firm, this trend is expected to continue, with U.S. Government spending on information technology forecast to increase from $65.2 billion in fiscal year 2007 to $85.6 billion in fiscal year 2012, representing a compounded annual growth rate of approximately 5.6% over this five-year period.  Moreover, this data may not fully reflect U.S. Government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.  INPUT forecasts that the percentage of IT spending that is contracted out by the U.S. Government will grow to over 86% of total IT spending for fiscal 2012.

According to INPUT, the Department of Homeland Security’s (DHS) portion of the U.S. Government’s IT budget is projected by INPUT to grow from $4.5 billion in fiscal 2007 to $6.1 billion by fiscal 2012, representing a compounded annual growth rate of 6.1%.  During the 2007 to 2012 forecast period, INPUT expects to see additional federal funding for homeland security and terrorism prevention to cover cyber-security, nuclear detection, border protection, and high-tech screening capabilities.  Although the total amount to be spent for intelligence applications is classified, INPUT estimated that the addressable U.S. Government IT spending in the intelligence community may have been as much as $9.4 billion in fiscal 2007, and may grow to $14.0 billion by fiscal 2012 representing a compounded annual growth rate of 8.3%.  In addition, system integration professional services from the intelligence community are expected to grow from $1.6 billion in 2007 to $2.5 billion by 2012, at a compounded annual growth rate of 9.6%.

We expect that the U.S. Government’s need for the types of IT services that we provide, such as IT modernization, project management, systems engineering and server virtualization projects, will continue to grow in the foreseeable future, as a result of the high priority placed on the transformation and modernization of its IT programs.  We believe that the U.S. Government is continuing to turn to the IT industry to execute its support processes and functions.

We believe that the rapid pace of technological innovations and the U.S. Government’s increasing reliance on complex IT infrastructure, combined with a decline in the size of the U.S. Government workforce, as described above, make it increasingly difficult for many governmental agencies to operate and upgrade their information technology systems. We expect that several trends will contribute to the U.S. Government’s increased use of service providers, like us, to fulfill a larger portion of its IT responsibilities, and we believe that we will continue to gain new engagements to the extent that the government increases its reliance on outsourcing for its IT needs.  These trends include:

•
Focus on mission-critical initiatives.    Since the events of September 11, 2001, the U.S. Government has made the transformation of its information technology infrastructure a major priority.  According to INPUT, the budget for the U.S. Government’s IT services “commercial” segment, which is comprised of outsourcing, professional services, consulting, training, systems integration and processing services, is projected to grow from $27.3 billion in fiscal 2007 to $36.9 billion by fiscal 2012, representing a projected compounded annual growth rate of 6.2%.

•
Increased U.S. Government reliance on outsourcing.    According to INPUT, U.S. Government outsourcing through the use of outside providers to provide services is projected to grow from $13.8 billion in fiscal 2007 to $19.0 billion by fiscal 2012, representing a projected compounded annual growth rate of 6.6%.

•
The aging of the U.S. Government’s workforce.    According to INPUT, the U.S. Government has estimated that more than 58% of current supervisory and 42% of non-supervisory members of the government workforce will be eligible for retirement by 2010.  This “aging” effect is compounded by the upcoming baby-boomer retirement wave, which INPUT estimates to begin within the next three or four years.   In April 2001, the government’s accountability office (GAO) concluded in a report that the U.S. Government’s human capital challenges were adversely affecting the ability of many agencies to carry out their missions.  Agencies are faced with a fiercely competitive market for talent, along with the challenge of attracting skilled IT professionals with uncompetitive U.S. Government salaries compared to those in the private sector.  INPUT believes that the expected decline in personnel spending will increase the proportional spending for the outsourcing of IT products and services as IT continues to play an expanding role in government.  To the extent that the size of the U.S. Government workforce decreases, we believe it will have an increased need for outsourcing of IT services and products to consulting companies that offer the technical skills, familiarity with government processes and procedures and skilled personnel that are necessary to meet the diverse IT requirements of the various U.S. Government agencies.

•
Increased spending on Homeland Security. In the wake of the terrorist attacks on September 11, 2001, there has been an increased emphasis on homeland security, including protecting critical infrastructure. According to INPUT, the total addressable IT budget for the DHS is projected to grow from $4.5 billion in government fiscal 2007 to $6.1 billion in government fiscal 2012, representing a compound annual growth rate of 6.1%.  We believe that homeland security will have the greatest impact on the information security, communications and knowledge management segments of the U.S. Government IT market.

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

•
Continuing impact of Federal Procurement Reform.  In recent years, U.S. Government agencies have had increased access to alternative choices of contract acquisition vehicles such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedules and agency specific Blanket Purchase Agreements (BPAs).  These choices have created a market-based environment in government procurement.  The environment has increased contracting flexibility and provides government entities access to multiple channels to contractor services.  Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process.  We believe the increased flexibility associated with multiple channel access will result in the continued use of these contracting vehicles in the future, and will facilitate access to service providers to meet the increased demand for, and delivery of, required services and solutions.  We have added certain contract vehicles to our portfolio as discussed below.

•
Increasing Reliance on Technology Service Providers. The demand for technology service providers is expected to increase due to the need for U.S. Government agencies to maintain core operational functions while the available technical workforce shrinks.   Gartner, Inc.’s research estimates that by 2010 over 70% of U.S. Government employees will be eligible for regular or early retirement. Given the difficulty the U.S. Government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the U.S. Government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

•
Increase in business process outsourcing (BPO). BPO is a relationship in which a contractor is responsible for performing an entire business operations function, including the information systems outsourcing that provides support.  INPUT projects that U.S. Government BPO spending will grow from $598 million in fiscal 2007 to $894 million by fiscal 2012, which represents a compounded annual growth rate of 8.4%.

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

IT Infrastructure Management.   We manage one of the nation’s largest wide area networks for a major establishment of the U.S. Government.  We provide this support under a subcontract we entered into in 2004 with a large systems integrator, which subcontract has been renewed annually.  Referred to as Advanced Server Management (ASM), our team of server experts supports approximately 3,000 servers (2,000 in 2007) and approximately 250,000 (140,000 in 2007) client stations from facilities in Maryland and Colorado.  Operating around the clock, we consistently exceed the requirements of our service level agreements.

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

Beginning in 2006 and continuing into 2008, we executed phases of a nationwide physical to virtual server consolidation project for a major establishment of the U.S. Government.  We have accomplished this by architecting, designing and migrating approximately 2,400 servers.  We led the client’s Advanced Computing Environment (ACE) virtual server project utilizing VMware’s ESX 3.0.1 to virtualize everything from application and print servers to terminal servers and domain controllers.  The migration was transparent to the end user – there was no server downtime and no lost data.

Beginning in late 2007 and throughout 2008, we have provided consultant support to a Fortune 500 client in performing a global data center consolidation effort.  In addition, we are working on the initial stage of a major server virtualization program for the Customs and Border Protection (CBP) Directorate of DHS.  We began working with CBP in 2007 performing a wide array of services related to the architecture, testing, and implementation of virtualization services.  Our staff created the architecture for the first CBP-approved virtualization system.  We performed the architecture around, assisted in the testing of, and helped implement the most successful-to-date disaster recovery exercise.  We architected the VMware Virtual Infrastructure 3 solution.  Our staff has been key in the production of the certified documentation for the CBP virtualization projects.   Additionally, we have continually provided key project management assistance to the CBP virtualization projects as well as for the Microsoft Windows engineering teams.

As part of our strategy of staying on the leading edge of complex virtualized solutions, we offer a comprehensive list of cloud computing-related services.  Cloud computing is defined as leveraging internet-based resources to deliver services and processing power.  By utilizing cloud computing, organizations can respond dynamically to business demands, allaying the need to have extraneous systems on standby in anticipation of such peaks.  Cloud computing can involve both on-premise clouds and off-premise clouds.  On-premise clouds involve an organization designing and implementing a large processing and storage fabric within its own data center.  Off-premise clouds involve using a third-party cloud service provider to host the needs of an organization.  In both cases the underlying solution typically involves a virtualized infrastructure managed through intelligent automation.  Our service offerings include cloud readiness assessments, cloud migration services and various platform-as-a-service solutions.

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

Enterprise Architecture. Our approach to developing architecture for our clients’ IT needs begins with the business model.  Business drives the need for solutions, and technology facilitates the solution.  By understanding the business drivers, we establish the architectural framework to build or extend the computing environment with right sized technology solutions that maximize business processes while minimizing the costs and risks to the client.  We developed and continue to support the implementation of business processes for a new operation of DHS where we have successfully integrated technology into the business layer of the existing architectural framework.

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

During 2008, we derived approximately 50% of our sales from our Advanced Server Management subcontract.  During that same period, we derived approximately 9% of our sales from a prime contract with the DHS.  We also entered into several subcontracts under which we provided IT services to various programs and divisions of DHS and other U.S. Government agencies.  These subcontracts provided the balance of our 2008 sales.

Our Contract and Sales Vehicles

The acquisition of the following contract vehicles allows us additional opportunities to bid on new projects.

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70).  In 2008, our Schedule 70 Contract was extended for an additional five years to December 27, 2013.  Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations.  Our Schedule 70 contract encompasses 85 different labor categories for a three year term.  During 2007, we had one prime contract under our Schedule 70 with sales of approximately $756,000.  Beginning in 2008, this contract was revised such that we are now a subcontractor to a major prime contractor for DHS for these same and additional services.  We have used the Schedule 70 as a basis for pricing our current and proposed work.  We intend to continue using our Schedule 70 to facilitate the sale of IT consulting services to the U.S. Government.

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

VMware Authorized Consultant (VAC). During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation.  VMware is recognized as the industry leader in virtualization technology.  As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.  We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line.  We are actively working with a number of current and potential clients in that regard.  These certifications are examples of our concerted effort to grow and expand our virtualization practice.  Virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system.  What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater.  Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

Microsoft Gold Certified Partner.  In 2008, we attained Microsoft Gold Certified Partner status, the highest level of certification available from Microsoft Corporation.  Gold Certified Partners have passed Microsoft’s stringent requirements and have demonstrated the highest levels of knowledge, skill and technical ability, as well as the commitment to implement of Microsoft technologies.   We have specifically been certified for Microsoft Competencies in the areas of advanced infrastructure solutions and unified communications.  Created to help partner firms like Infinite Group differentiate their solution and service offerings, Microsoft competencies enable clients to secure a particular type of consulting solution, based on the firm’s capabilities and expertise with specific Microsoft technologies.  Each Microsoft competency has a unique set of requirements and benefits, formulated to accurately represent the specific skills and services that partners bring to the technology industry.

Hewlett Packard Developer and Solutions Partner Program (DSPP). In July 2007, we were accepted into the Hewlett Packard Developer and Solutions Partner Program (DSPP).  DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services.  HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.

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

Competition

We compete mainly with other IT professional services firms operating in the federal, state and local government marketplace.  We obtain much of our business on the basis of proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms.  Many of our proposed services are included with proposals of large prime contractors, where a specific area for our participation has been identified based on our expertise and experience.  Certain large prime contractors are required to allocate a portion of their contract to small businesses and we are able to fill that role.  We also face indirect competition from certain government agencies that perform services for themselves similar to those we market.

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with the U.S. Government.  In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards.  For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., EDS Corp., Computer Sciences Corp., Unisys, SRA International, Inc., and Serco Services Inc.

Our competitors in general have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities, and experience than we do.

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

Company Information Available on the Internet

We maintain a website at www.IGIus.com.  Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).   The content of our website shall not be deemed part of this report.

Employees

As of December 31, 2008 we had 83 full-time employees, including 70 in information technology services, two in executive management, two in finance and administration, one in employee recruiting, and eight in marketing and sales. We also had five full-time billable information technology independent consultants who worked for us.  We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good.  We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

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

Item 1A. Risk Factors

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

Risks Related to our Industry

We depend on prime contracts or subcontracts with the U.S. Government for a substantial portion of our sales, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived approximately 86% and 99% of our sales in 2008 and 2007, respectively, from U.S. Government contracts as either a prime contractor or a subcontractor.  We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments.  If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition.  The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions.  It is possible, because of the nature of our business, that we may be exposed to legal claims in the future.  We have errors and omissions insurance with coverage limits of $1,000,000 and a deductible payable by us of $50,000.  The policy limits may not be adequate to provide protection against all potential liabilities.  As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees.  As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

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

The failure by Congress to approve budgets on a timely basis for the U.S. Government agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the U.S. Government agencies that we support.  In years when Congress is not able to complete its budget process before the end of the U.S. Government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution.  A continuing resolution allows U.S. Government agencies to operate at spending levels approved in the previous budget cycle.  When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

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

We may lose money on some contracts if we do not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations.

We enter into two types of U.S. Government contracts for our services: time-and-materials and fixed-price. For 2008 and 2007, we derived revenue from such contracts as follows:

Contract type	2008	2007

Time and materials	53%	50%

Fixed price	47%	50%

	100%	100%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses.  We assume financial risk on time and material contracts because we assume the risk of performing those contracts at negotiated hourly rates.

Under fixed-price contracts, we perform specific tasks for a fixed price.  Compared to cost-plus contracts, fixed price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns and bear the risk of underestimating the level of effort required to perform the contractual obligations, which could result in increased costs and expenses.

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Over time, and particularly if we acquire other businesses, our contract mix may change, thereby potentially increasing our exposure to these risks.

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

Many of our U.S. Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks.  Some of our contracts require us to employ personnel with specified levels of education, work experience and security clearances.  Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them, and in each instance our operating results could be materially adversely affected.  During 2007 and 2008, we worked on projects that required secret or top secret clearance.

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

We are subject to industrial security regulations of the Department of Homeland Security and other U.S. Government agencies that are designed to safeguard against foreigners' access to classified information.  If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

In addition, our employees often must comply with procedures required by the specific agency for which work is being performed, such as time recordation or prohibition on removal of materials from a location.
Our failure to comply with applicable laws, regulations or procedures, including U.S. Government procurement regulations and regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the U.S. Government, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business.

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

We derived all of our sales in 2008 and 91% of our sales in 2007 from contracts under which we acted as a subcontractor.  Our subcontracts with prime contractors contain many of the same provisions as the prime contacts and therefore carry many of the same risks previously identified in these Risk Factors.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required.  We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future.  Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business

We experienced an operating loss in 2007 and net losses in 2008 and 2007.

We generated an operating loss of approximately $474,000 in 2007 and net losses of approximately $177,000 in 2008 and $750,000 in 2007.  As of December 31, 2008, we had an accumulated deficit of approximately $31.2 million.  We have maintained our selling expenses for marketing and selling efforts at approximately $1.4 million and $1.6 million for 2008 and 2007, respectively, which has contributed to our net losses. Until we close new contracts and earn additional sales or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis, or at all.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2008, we had current liabilities, including trade payables, of approximately $3.4 million and long-term liabilities of $2.6 million.  We had a working capital deficit of approximately $2.2 million and a current ratio of .35.  We may continue to experience working capital shortages that impair our business operations and growth strategy if we again experience operating losses or continue to incur net losses and as a result, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

At December 31, 2008, the Osley & Whitney, Inc. (O&W) defined benefit pension plan (O&W Plan) had an accrued pension obligation liability of $3,622,122 and an accumulated other comprehensive loss of $3,217,259 which we recorded as a reduction of stockholders’ deficiency.

If it is determined by the Department of the Treasury (DOT) that we are the O&W Plan sponsor, we may be required to contribute amounts for the O&W Plan years 2004 through 2008 and in future years to fund the deficiency.  We did not make a contribution in 2004, 2006, 2007, or 2008.  During 2005, we did not make all required contributions.  We do not have the funds available to make required contributions which currently approximate $2.2 million. We recorded defined benefit pension expense of approximately $234,000 in 2008 and $351,000 in 2007 including legal and professional fees and interest costs.  We have accrued amounts related to excise taxes on unfunded contributions for 2004, 2005 and 2006 of $420,362 at December 31, 2008 and potentially could incur additional excise taxes of 10% and additional excise taxes of 100% of required plan contributions for each year that contributions were not made.

During 2007, we incurred legal and professional fees in connection with submitting information to the Department of Treasury (DOT) advocating our position that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the DOT concurred or disagreed with this position.  We subsequently provided responses to DOT inquiries related to this determination.  In February 2009, we received a draft of a proposed revenue agent report from the DOT that indicates that the DOT staff disagrees with our position.  The draft revenue agent response indicates that we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The draft response also states that additional penalties could be imposed.  Our management with our outside legal counsel disagrees with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with DOT procedures, we are in the process of responding with a detailed analysis of our opposition to their findings.

We expect defined benefit pension plan expense will increase by approximately $214,000 for 2009 as a result of the O&W Plan actuary’s estimate of periodic pension costs increasing from $154,000 for 2008 to approximately $368,000 for 2009.  This increase is principally due to an approximate 25% loss in the market value of O&W Plan investment securities during 2008 due to adverse market conditions.  If we fail to ultimately prevail in proceedings with the DOT, our financial condition will be adversely impacted.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2008, we raised approximately $2.7 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors.  We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.  Certain debt holders have agreed to extensions of the maturity dates of their note.  We have maturities of $524,000 in 2010 for three investor notes payable.  We cannot provide assurance that we will be able to obtain further extensions of maturity dates or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit in the amount of $800,000 from an independent finance organization that provides us with the cash needed to cover such employee-related costs.  At December 31, 2008, we had $516,000 of borrowing availability under this line.  As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements.  Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control.  In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

Recent events affecting the credit markets may restrict our ability to access additional financing.

The U.S. and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expand our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities.  The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith James D. Frost and William S. Hogan.  The loss of any of these key employees may materially adversely affect our business.

Our business depends upon obtaining and maintaining required security clearances.

Some of our U.S. Government contracts require our employees to maintain various levels of security clearances.  Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances.  If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the client whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration.  To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.   During 2007 and 2008, we worked on projects that required secret or top secret clearance.

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

As of February 28, 2009, five individuals or their affiliates owned approximately 14.2%, 5.7%, 3.9%, 2.0%, and 1.8%,  respectively, (27.6% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two holders have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share.  One holder has the right to convert notes payable at $.16 per share.  If these parties converted all of the principal and accrued interest into common stock, these three individuals, including their current holdings, would own approximately 20.6%, 20.0% and 4.3%, respectively, of our then outstanding common stock.  However, the shares of common stock issuable upon the proposed conversions may not result in a change in control which would limit the use of our net operating loss carryforwards.  We estimate at February 28, 2009, that substantially all convertible notes payable and accrued interest could be converted to shares of common stock, (representing 38.8% of the then outstanding common stock) without affecting a change of control that would limit the use of our net operating loss carryforwards.  If these holders converted all of their notes payable and accrued interest into shares of common stock, then five individuals or their affiliates would own approximately 54.1% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

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

The sale of substantial amounts of our common stock could also adversely impact its price.  As of February 28, 2009, we had outstanding approximately 25.5 million shares of our common stock and convertible notes payable and exercisable common stock options and warrants to purchase approximately 22.8 million shares of our common stock.  The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

During 2008, the market price for our common stock varied between a high of $0.85 in January 2008 and a low of $0.18 in November 2008.  This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently traded on the OTC Bulletin Board.  Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when it wants.  We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop.  The lack of an active public trading market means that a stockholder may not be able to sell their shares of common stock when it wants, thereby increasing its market risk.  Until our common stock is listed on an exchange, we expect that the shares will continue to be listed on the OTC Bulletin Board.  However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the Over the Counter Bulletin Board.

Our sales, operating results and profitability will vary from quarter to quarter and other factors may result in increased volatility of our share price.

Our quarterly sales, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price.  The changes in the market price of our common stock may also be for reasons unrelated to our operating performance.  Some other factors that may cause the market price of our common stock to fluctuate substantially include:

•	the failure to be awarded a significant contract on which we have bid;
•	the termination by a client of a material contract;
•	announcement of new services by us or our competitors;
•	announcement of acquisitions or other significant transactions by us or our competitors;

•	sales of common stock by IGI or existing stockholders, or the perception that such sales may occur;
•	adverse judgments or settlements obligating us to pay liabilities;
•	unforeseen legal expenses, including litigation costs;
•	changes in the value of the defined pension plan assets, required cash contributions and related pension expense as well as the impact of regulatory oversight of pension plans in general;
•	changes in management;
•	general economic conditions and overall stock market volatility;
•	changes in or the application of accounting principles generally accepted in the U.S.;
•	reduced demand for services caused, for example, by competitors;
•	changes in the mix of services we or our distributors sell;
•	cancellations, delays or contract amendments by government agency customers;
•	expenses related to acquisitions or mergers; and
•	impairment charges arising out of our assessments of goodwill and intangibles.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The table below lists our facility locations and square feet owned or leased.  The Pittsford, New York lease for our headquarters office includes an escalation provision for property taxes and two three year renewal options with annual rent escalating at 3.5% for each three year period.  Our business development office in the Washington D.C. metropolitan area is located in Vienna, Virginia.  Under the lease for this office, utilities are included in the rent and we are responsible for any increases in operating expenses and property taxes.

At December 31, 2008	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	2,942	$28,576	April 30, 2009
Vienna, Virginia	-	2,930	$87,900	August 31, 2011

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II
Item 5.  Market for Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on NASDAQ’s Over the Counter Bulletin Board (“OTCBB”) under the symbol IMCI.OB.  The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB.  Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

	Bid Prices
Year Ended December 31, 2008	High	Low

First Quarter	$.85	$.55
Second Quarter	$.80	$.45
Third Quarter	$.81	$.45
Fourth Quarter	$.50	$.18

Year Ended December 31, 2007	High	Low

First Quarter	$.52	$.45
Second Quarter	$.62	$.48
Third Quarter	$.60	$.42
Fourth Quarter	$.80	$.45

At December 31, 2008, we had approximately 1,100 beneficial stockholders.

Recent Sales of Unregistered Securities

On September 29, 2008, we issued 135,000 unregistered shares of our common stock to an accredited investor upon conversion of $6,750 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

On November 17, 2008, we issued 33,750 unregistered shares of our common stock to two accredited investor upon conversion of $1,688 of accrued interest payable on outstanding notes payable in accordance with the terms of such notes.

On February 13, 2009, we issued 500,000 unregistered shares of our common stock to an accredited investor upon conversion of $25,000 of the principal on outstanding notes payable in accordance with the terms of such notes.

These transactions were exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Act.  All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.  No underwriter was involved in these transactions.

Dividend Policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our board to retain all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board.

Item 6.  Selected Consolidated Financial Data

As a smaller reporting company we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements.  These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 9 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

The following discussion relates to the businesses that were sold or closed and the current effect on our operations and financial position.

Osley & Whitney, Inc. Retirement Plan

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Retirement Plan (O&W Plan).  Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management and our outside legal counsel determined that we had no legal obligation to do so.

During 2007, we incurred legal and professional fees in connection with submitting information to the Department of Treasury (DOT) advocating our position that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the DOT concurred or disagreed with this position.  We subsequently provided responses to DOT inquiries related to this determination.  In February 2009, we received a draft of a proposed revenue agent report from the DOT that indicates that the DOT staff disagrees with our position.  The draft revenue agent response indicates that we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The draft response also states that additional penalties could be imposed.  Our management with our outside legal counsel disagrees with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with DOT procedures, are in the process of responding with a detailed analysis of our opposition to the findings.

If the DOT staff does not reconsider and conclude in our favor, we expect that the DOT will issue a formal revenue agent report reiterating its preliminary position.  In this event, we will commence and diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we may become obligated for additional estimated excise taxes of 10% on accumulated unfunded O&W Plan contributions for the O&W Plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which we have not accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required O&W Plan contributions.  No such excise taxes or related interest have been assessed and no portion of this amount has been accrued at December 31, 2008.

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

	Year ended December 31,
	2008	2007
Interest cost	$309,982	$296,990
Expected return on plan assets	(281,127)	(290,742)
Expected expenses	31,000	65,000
Actuarial loss	93,872	109,818
Net periodic pension cost	$153,727	$181,066

At December 31, 2008, the O&W Plan had an accrued pension obligation liability of $3,622,122 and an accumulated other comprehensive loss of $3,217,259 which we have recorded as a reduction of stockholders’ equity.  The market value of O&W Plan assets decreased from $3,387,749 at December 31, 2007 to $2,150,094 at December 31, 2008.  The decrease was comprised of investment losses of $718,779, benefit payments of $448,264 and expenses of $70,612.  The projected benefit obligation decreased during 2008 by $94,358 to $5,285,531 at December 31, 2008 as a result of benefits paid of $448,264 which were offset by an actuarial loss of $43,924 and interest cost of $309,982.

At December 31, 2007, the O&W Plan had an accrued pension obligation liability of $2,404,189 and an accumulated other comprehensive loss of $2,227,689 which we have recorded as a reduction of stockholders’ equity.  The market value of O&W Plan assets decreased from $3,457,115 at December 31, 2006 to $3,387,749 at December 31, 2007.  The decrease was comprised of investment returns of $412,619 which were offset by benefit payments of $451,162 and expenses paid of $30,823.  The projected benefit obligation decreased during 2007 by $239,250 to $5,379,889 at December 31, 2007 as a result of benefits paid of $451,162 and an actuarial gain of $85,078 which were offset by interest cost of $296,990.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $153,336 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our $800,000 factoring line of credit.  At December 31, 2008, we had approximately $516,000 of availability under this line and had adequate accounts receivable to use the remaining available line.  During the year ended December 31, 2008, cash provided by operating activities was $112,101.

At December 31, 2008, we had a working capital deficit of approximately $2.2 million and a current ratio of .35.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $2.3 million, working capital would have been approximately $69,000.   If we incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy.  Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to fund our payroll and accounts payable on a timely basis.

During 2007 and 2008, we financed our business activities through the issuance of notes payable to third parties, including related parties and financing through sales with recourse of our accounts receivable.  In June 2008, we raised $200,000 through a working capital loan from a third party that matures two years from its origination.

We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

The following table sets forth our sources and uses of cash for the periods presented.

	Year ended December 31,
	2008	2007
Net cash provided (used) by operating activities	$112,101	$(5,842)
Net cash used by investing activities	(23,304)	(20,717)
Net cash provided (used) by financing activities	36,258	(18,946)
Net increase (decrease) in cash	$125,055	$(45,505)

Cash Flows Provided (Used) by Operating Activities

During 2008, cash provided by operations was $112,101 compared with cash used by operations of $5,842 for 2007.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. The improvement in cash provided by operations in 2008 was primarily due to an improvement in our operating results of $600,134 which resulted in operating income of $126,201 in 2008 compared to an operating loss of $473,933 in 2007.  Our accounts receivable increased principally due to the growth of sales in 2008.  The increase in total liabilities that affect operating activities is primarily due to increased accrued pension obligations of $1,218,000.

Cash Flows Used by Investing Activities

Cash used by investing activities for 2008 was $23,304 compared with $20,717 for 2007.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We do not have plans for significant capital expenditures in the near future.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $36,258 for 2008 due to $200,000 from a new working capital loan, $16,667 from the exercise of an option for common stock offset by principal payments of $180,409 on notes payable.  In comparison, for 2007, cash used by financing activities was $18,946 mainly due to principal payments on notes payable.  We anticipate that we will use approximately $7,400 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us.  We pay fees based on the length of time that the invoice remains unpaid.  At December 31, 2008, we had approximately $516,000 of availability under this line and had adequate accounts receivable to use the remaining available line.

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

We have financed our business activities through the issuance of notes payable to third parties, including related parties, private placements of common stock, exercises of stock options, and financing through sales with recourse of our accounts receivable.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities.

IT Consulting Services

In 2008, we attained Microsoft Gold Certified Partner status, the highest level of certification available from Microsoft Corporation. Gold Certified Partners have passed Microsoft’s stringent requirements and have demonstrated the highest levels of knowledge, skill and technical ability, as well as the commitment to implement of Microsoft technologies.  We have specifically been certified for Microsoft competencies in the areas of advanced infrastructure solutions and unified communications.  Created to help partner firms like us differentiate their solution and service offerings, Microsoft competencies enable clients to secure a particular type of consulting solution, based on the firm’s capabilities and expertise with specific Microsoft technologies. Each Microsoft competency has a unique set of requirements and benefits, formulated to accurately represent the specific skills and services that partners bring to the technology industry.  Acceptance by Microsoft as a certified partner is a significant achievement and is only granted to companies with a skilled and experienced Microsoft certified team and a demonstrated track record of performance using Microsoft tools in delivery of information technology services.  By being a Microsoft Gold Certified Partner, we will receive a rich set of benefits including access to new business relationships, joint marketing campaigns, early access to training, and support for Microsoft tools and solutions.  Microsoft Gold Certified Partner status enables us to be out front with emerging Microsoft solutions to better serve our client base.  Moreover, virtualization is emerging as a significant growth area for us and being a Gold Certified Partner will help us to stay abreast of Microsoft's advances in this market.

Successes in our 2007 and 2008 initiatives are evident in the preferred relationships we have earned with several large systems integrators and one major product house.  We are a member of a team that won a $36 million contract in October 2007 to support the U.S. Navy’s Enterprise Maintenance Automated Information System (NEMAIS) data center operations in Norfolk, Virginia and Puget Sound, Washington.  During 2008, we earned sales of approximately $246,000 under this new contract.

During 2007, we were approved as a VMware Authorized Consultant (VAC) by VMware, Inc. (NYSE:VMW), a subsidiary of EMC Corporation (NYSE:EMC).  VMware is recognized as the industry leader in virtualization technology.  As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.  We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line.  We are actively working with a number of potential customers in that regard.  These certifications are examples of our concerted effort to grow and expand our server virtualization practice.  Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater.  Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment easier backup, improved availability, and better security.  The Company’s clients have experienced an approximate ten to one reduction in physical to virtual servers and as a result have benefited substantially in power, cooling, and space savings. Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

In July 2007, we were accepted into the Hewlett Packard Developer and Solutions Partner Program (DSPP).  DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services.  HP has many tools and resources to help us generate new revenue streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.

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

In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board deems prudent.  Any sales of equity securities may be at or below current market prices.  We cannot assure you that we will be successful in generating sufficient capital to adequately fund our working capital needs.

Future Trends

The current recessionary economy, especially in the U.S., may impact certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We have Microsoft Gold Partner status and are a member of the Hewlett Packard Developer and Solutions Partner Program (DSPP) which we believe provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.

The U.S. and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expansions of our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

Results of Operations

Comparison of the years ended December 31, 2008 and 2007

The following table compares our statements of operations data for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
							2008 vs. 2007
		As a % of			As a % of		Amount of	% Increase
	2008	Sales		2007	Sales		Change	(Decrease)

Sales	$9,918,896	100.0%		$8,454,515	100.0%		$1,464,381	17.3%
Cost of services	7,071,415	71.3		6,028,970	71.3		1,042,445	17.3
Gross profit	2,847,481	28.7		2,425,545	28.7		421,936	17.4
General and administrative	1,077,454	10.9		884,406	10.5		193,048	21.8
Defined benefit pension plan	234,457	2.4		351,460	4.2		(117,003)	(33.3)
Selling	1,409,369	14.2		1,573,122	18.6		(163,753)	(10.4)
Research and development	-			90,490	1.1		(90,490)	(100.0)
Total costs and expenses	2,721,280	27.4		2,899,478	34.3		(178,198)	(6.1)
Operating income (loss)	126,201	1.3		(473,933)	(5.6)		600,134	(126.6)
Net interest expense	(302,401)	(3.0)		(279,824)	(3.3)		(22,577)	8.1
Other income	-			4,957	.1		(4,957)	(100.0)
Income tax expense	(615)			(1,000)			385	(38.5)
Net loss	$(176,815)	(1.8	) %	$(749,800)	(8.9	) %	$572,985	(76.4	) %

Net loss per share - basic and diluted	$(.01)			$(.03)			$.02

Sales

Sales for 2008 were $9,918,896, an increase of $1,464,381 or 17.3 % as compared to sales for 2007 of $8,454,515.  A significant portion of this increase was a result of sales from new projects including the second phase of a significant server virtualization project for a major establishment of the U.S. Government which began in the third quarter of 2007 and was substantially completed in the second quarter of 2008.  Other virtualization projects for new clients began in the second and third quarters of 2008.  We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We are actively pursuing opportunities to develop additional sales from new and existing target markets.  In November 2007, we hired a new business development employee to focus efforts toward increasing sales in the server virtualization arena.  Our new director of virtualization services is recognized as one of the nation’s foremost technical experts who is consistently sought for speaking engagements at significant events and by the major industry trade journals.  We have added new information technology services employees to our virtualization practice area during 2008.

In December 2007, we closed our Jackson, Mississippi office and renewed our agreement with a locally based lobbying firm to identify and monitor new business opportunities for us.  In June 2008, we eliminated our use of a consultant and hired a new business development employee in Jackson, Mississippi to pursue state and local government business opportunities within the Gulf Coast region.  In September 2008, we hired a new business development employee in North Carolina to pursue primarily commercial IT opportunities in the southeast U.S.

We are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors.  In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.  Early successes in our recent initiatives are evident in the preferred relationships we have earned as member of a team that won a $36 million contract to support the Navy’s Enterprise Maintenance Automated Information System (NEMAIS) data center operations in Norfolk, Virginia and Puget Sound, Washington State.  During 2008, we earned sales of approximately $246,000 under this new contract.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group.  Cost of services for the year ended December 31, 2008 was $7,071,415 or 71.3% of sales as compared to $6,028,970 or 71.3% of sales for 2007.  Gross profit was $2,847,481 or 28.7% of sales for 2008 compared to $2,425,545 or 28.7% of sales for 2007.  Primarily as a result of the mix of projects during 2008 and 2007, we were able to grow our gross profit by $421,936, and maintain an overall consistent gross profit margin year over year.

Although our objective is to maintain an overall gross margin of approximately 30%, in the future we may submit bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for 2008 were $1,077,454 which was an increase of $193,048 or 21.8% as compared to $884,406 for 2007.   As a percentage of sales, general and administrative expense was 10.9% for 2008 and 10.5% for 2007.

General and administrative expenses increased beginning in July 2007 when we reclassified expenses associated with the reassignment of our consultant, Intelligent Consulting Corporation (ICC), from research and development to general and administrative expenses when the TouchThru development activities ended.  We have contracted with ICC on a month-to-month basis to provide consulting services related to business development and business strategies, special projects and other general corporate matters.  In addition, incentive compensation expense associated with our personnel recruiting began in the fourth quarter of 2007 as a result of our hiring a full-time recruiting director responsible for recruiting new billable employees.  In 2007, we experienced a decrease in compensation expense of $41,200 from consolidating certain administrative functions, which were offset by the expenses associated with the reassignment of an independent consultant from research and development when the TouchThru development activities ended.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with recruiting additional personnel and managing a larger business.   However, we expect that general and administrative expenses will remain relatively stable as a percentage of sales as our sales increase.

     Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $234,457 for 2008 and $351,460 for 2007, a decrease of $117,003.

During 2007, we incurred legal and professional fees in connection with advocating our legal position with the appropriate regulatory authorities.  Fees in 2008 are substantially reduced since we were awaiting a response from the regulatory authorities to our submission of information in 2007.  A draft reply from the DOT was received in February 2009 and as a result we expect that legal and professional fees will increase in 2009 as we begin the next steps in advocating our position.  We also expect defined benefit pension plan expense to increase by approximately $214,000 for 2009 as a result of the O&W Plan actuary’s estimate of periodic pension costs increasing from $154,000 for 2008 to approximately $368,000 for 2009.  This increase is principally due to an approximate 25% loss in the market value of O&W Plan investment securities during 2008 due to adverse market conditions.

        Selling Expenses

In 2008, we incurred selling expenses of $1,409,369 associated with expanding our IT Services Group business as compared to $1,573,122 in 2007, a decrease of $163,753 or 10.4%.   The decrease in 2008 is principally due to changes in certain business development personnel.  In August 2007, we added a business development employee to prepare proposals for new projects.  In November 2007, we hired a new business development employee who is now our director of virtualization services.   In June 2008, we hired a new business development employee in Jackson, Mississippi to pursue state and local government business opportunities within the Gulf Coast region.  In September 2008, we hired a new business development employee in North Carolina to pursue primarily commercial IT opportunities in the southeast U.S.  In December 2008, we hired one employee to focus on U.S. military IT business development efforts.  These employee additions were offset during 2008 by certain business development employee terminations including one in our virtualization practice and two in our federal services practice, which positions were filled by existing employees.

We experienced a decrease in consulting expense of approximately $88,300 in 2008, as a result of management’s decision to reduce the use and rate of compensation to independent consultants.  During 2008, we recorded consulting expense of $25,548 due to amending the terms of a warrant issued to a business development consultant.

As a result of implementing SFAS 123R, we recorded $64,881 and $140,368 of stock based compensation expense to selling expense for 2008 and 2007, respectively, a decrease of $75,487.

       Research and Development Expenses

During the third quarter of 2007, we terminated development activities and related expenses for TouchThru and reassigned an independent consultant from these development efforts to other business activities.  As a result, we incurred no research and development expenses in 2008.  For 2007 we recorded $90,490 of research and development expenses.  These expenses were principally related to the development of an access control terminal and related software called TouchThru.  TouchThru is a self-contained terminal enabling physical access control using biometric identification.  It incorporates fingerprint matching technology licensed from Ultra-Scan Corporation, a private technology company headquartered in Buffalo, New York.

Operating Income (Loss)

In 2008, our operating income was $126,201 compared to an operating loss of $(473,933) for 2007, an improvement of $600,134.  This is attributable to an increase in sales of $1,464,381 which contributed an additional $421,936 of gross profit, and also attributed to a decrease in operating expenses of $178,198.

Included in the above are non-cash expenses of $205,686 and $245,272 for 2008 and 2007, respectively, as a result of implementing SFAS 123R and $44,143 and $93,584 as a result of warrants and stock options issued to consultants for 2008 and 2007, respectively.  In addition, our deprecation expense was $35,264 for 2008 and $35,075 for 2007.  These non-cash expense total $284,904 and $373,931 for 2008 and 2007, respectively.

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.

Net Interest Expense

Net interest expense consists of interest income offset by interest expense on indebtedness and fees for financing accounts receivable invoices.  Net interest expense was $302,401 for 2008 compared to net interest expense of $279,284 for 2007.  The increase in net interest expense in 2008 was principally due to an increase in the length of term and volume of accounts receivable invoices that were financed in 2008.  We incurred new indebtedness in June 2008 of $200,000 which is being used for working capital purposes and we reduced the principal balance of other interest bearing notes by $180,409 during 2008.

      Other Income

Other income was $0 and $4,957 for 2008 and 2007, respectively.  Other income for 2007 was attributed to a gain on the sale of certain equipment.

      Income Taxes

Income tax expense was $615 and $1,000 for 2008 and 2007, respectively, consisting of state taxes.

Net Loss

In 2008, we reduced our net loss to $(176,815) or $(.01) per share compared to a net loss of $(749,800) or $(.03) per share for 2007, an improvement of 76% or $572,985.

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

Revenue Recognition

The Company’s revenues are generated under both time and material and fixed price consulting agreements.  Consulting revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs.  Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients.  Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, we believe that collection is reasonably assured.

Client deposits received in advance are recorded as liabilities until associated services are completed.  During 2008, sales to one client, including sales under subcontracts for services to several entities, accounted for 77.5% of total sales (85.1% - 2007) and 70.3% of accounts receivable (83.6% - 2007) at December 31, 2008.

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

At December 31, 2008, we had federal net operating loss (NOL) carry forwards of approximately $21.8 million that expire in years 2009 through 2028.  Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

Our adoption of FIN 48 did not have a material impact on our results of operations and financial position, and therefore, we did not have any adjustments to the January 1, 2007 beginning balance of accumulated deficit.  In addition, we did not have any material unrecognized tax benefit at December 31, 2008.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007, we recognized no interest and penalties.  We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions.

Defined Benefit Plan Assumptions

We recognize the funded status of the defined benefit postretirement plan in our balance sheet and recognize changes in that funded status in comprehensive income according to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.  The implementation of this Statement did not have a significant impact on our financial statements.

We have acted as sponsor of a defined benefit plan, under which participants earned a retirement benefit based upon a formula set forth in the O&W Plan.  We record income or expense related to the O&W Plan using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employers' Accounting for Pensions."  Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on O&W Plan assets.  These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension income or expense recorded for these plans.  Despite our belief that these estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect our future financial statements either unfavorably or favorably.

The discount rate enables a company to state expected future cash flows at a present value on the measurement date.  We have little latitude in selecting this rate since it is based on the yield on high-quality fixed income investments at the measurement date.  A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on pension plan assets, management considers a variety of factors including historical returns and asset class return expectations based on the O&W Plan's current asset allocation.

As discussed in more detail above in the section entitled “Osley & Whitney, Inc. Retirement Plan”, although we have acted as the sponsor of the O&W Plan since we acquired O&W, recently it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party.  We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination.  If our current efforts do not result in a concurrence with our position, we intend to pursue all appropriate further avenues to prevail our position.  Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

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

Stock Option Awards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method.  For further detail, see note 8 to the consolidated financial statements.  We recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $205,686 and $245,272 for 2008 and 2007, respectively.  The impact of this expense was to increase basic and diluted net loss per share from $.00 to $(.01) and from $(.02) to $(.03) for 2008 and 2007, respectively.  The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.  For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised.  The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded.  The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital.  Due to the uncertainty of the our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero.  As a result, for 2008 and 2007, there is no income tax expense impact from recording the fair value of options granted.  No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 50% when computing the value of stock options and warrants during the year ended December 31, 2007 and through September 30, 2008 and we used volatility of 75% thereafter. This is based on volatility data used by other companies in our industry and a more recent increase in overall market volatility.  The expected life of the options was assumed to be the ten year contractual term through September 30, 2008.  For options issued after September 30, 2008 the term is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in SEC Staff Accounting Bulletin No. 110 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available.  The expected dividend yield is zero percent.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 1.7% to 4.1% for 2008 and 4.1% to 4.76% for 2007.

We recorded expense for options, warrants and common stock issued to employees and independent service providers for the periods presented as follows.

	Year ended December 31,
	2008	2007
Employee stock options - SFAS 123R	$205,686	$245,272
Consultants - common stock warrants	31,643	56,084
Consultant - common stock	12,500	37,500
Total expense	$249,829	$338,856

Equity Instruments Issued to Consultants and Vendors in Exchange for Goods and Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than  Employees.”  The measurement date for the fair value award of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  We use the Black-Scholes option-pricing model to determine the fair value of the awards.  The fair value of the equity instrument is recognized over the term of the consulting agreement.  We periodically evaluate the likelihood of reaching the performance requirements and recognize consulting expense over the expected term associated with these performance based awards once it is probable the consultants will achieve their performance criteria and the awards will become vested.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. We were required to adopt SFAS No. 157 on January 1, 2008.  Subsequent to the Standard's issuance, in February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement 157, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2009. We adopted the provisions of FAS 157 for its financial assets and liabilities in the first quarter of the current year and it did not have a material impact on our financial condition or results of operations.  We are currently evaluating the impact, if any, that the adoption of SFAS 157 for its nonfinancial assets and liabilities will have on its consolidated financial statements in 2009.

FASB Staff Position (FSP) SFAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (SFAS 157-1) - In February 2008, the FASB issued SFAS 157-1 which amends SFAS 157 to exclude from its scope SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  The adoption of SFAS 157-1 did not have a material effect on our financial statements.

FASB Staff Position (FSP) SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active (FSP 157-3) - In October 2008, the FASB issued and made effective FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have a material effect on our financial statements.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) - In February 2007, the FASB issued SFAS 159 which permits companies to elect to follow fair value accounting for certain financial assets and liabilities that are not otherwise required to be measured at fair value under generally accepted accounting principles. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 and elected not to apply the fair value measurement option for any of its financial assets and liabilities other than those that are already being measured at fair value.

Business Combinations (SFAS 141R) and Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160) - In December 2007, the FASB issued SFAS 141R and SFAS 160 which will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS  141R and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R and SFAS 160 are not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Infinite Group have been detected.

       (b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

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

       (c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors at December 31, 2008.

Name	Age	Position	Affiliated Since
Michael S. Smith	54	Chairman, President and Chief Executive Officer	1995
Allan M. Robbins (1)	59	Director	2003
James Villa (1)	51	Director	2003
James D. Frost	60	Chief Technology Officer	2003
William S. Hogan	48	Vice President of Operations	2004
James Witzel	55	Chief Financial Officer	2004
Deanna Wohlschlegel	37	Secretary	2003

 (1)  Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected by our stockholders.  Officers are elected by and serve at the will of our board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Michael S. Smith became a director in 1995 and assumed the positions of chairman, president, chief executive officer and chief financial officer in January 2003.  He relinquished the position of chief financial officer in May 2008 to Mr. James Witzel.  Mr. Smith has an extensive background in business formation and finance, executive management, investment banking, and securities law. He holds a bachelor of arts degree from Cornell University and a J.D. degree from Cornell University School of Law.

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

James Villa became a director on July 1, 2008 and is chairman of the audit and compensation committees.  Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (ICC).  ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to the Company since January 2003.

James D. Frost has been our chief technology officer since 2003 and our Chief Operations Officer from 2006 to 2008.  Mr. Frost is a Professional Engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units.  Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-atlantic region.  Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises.  He has served as the operations manager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee.  Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

William S. Hogan was appointed as our vice president of operations in May 2008.  Previously, Mr. James Frost held this position and continues to serve as our chief technology officer.  Mr. Hogan joined us in July 2004 as practice director and has provided IT consulting services including building and leading the implementation, integration and support of high technology solutions for our major client.  Previously, Mr. Hogan was employed with Hewlett Packard, Inc. since 1997 and was North American operations manager for messaging services from 2001 until joining us.

James Witzel was appointed as our chief financial officer in May 2008.  Previously, our chief financial officer was Mr. Michael Smith, who continues to serve as our president and chief executive officer.  Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects.  Prior to joining us, since 2003, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of privately held middle market companies.  He has over 30 years of experience in accounting, financial reporting, and management.  He has a bachelor of arts degree and a master of business administration degree from the University of Rochester.

Deanna Wohlschlegel has been our corporate secretary and controller since May 2003.  During 2007, Ms Wohlschlegel was appointed to the position of security officer and director of human resources.   She has an associates degree in accounting from Finger Lakes Community College.

Committees of the Board of Directors

Our board has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.  Each committee is comprised of Messrs. Villa and Robbins, our non-employee independent outside directors.

Audit Committee Financial Expert

Our audit committee is comprised of James Villa, as chairman, and Allan Robbins.  The Board has determined that Mr. Villa qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.  Neither Mr. Villa nor Dr. Robbins is independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.IGIus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with for the year ended December 31, 2008.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have knowledge of one known failure to comply with the filing requirements of Section 16(a) whereby one greater than 10% stockholder failed to file a timely report on Form 4 in connection with one transaction involving the sale of common stock.

Item 11.  Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2008 and 2007, individual compensation for services to Infinite Group paid to: (1) the chief executive officer, and (2) up to two other most highly paid executive officers of Infinite Group in 2008 and 2007 whose salary and bonus exceeded $100,000 (together, the “Named Executives”).

Name and Principal Position	Year	Salary		Bonus		Option Awards		All Other Compensation (1)		Total
Michael S. Smith
President, Chief Executive Officer and Chairman	2008 2007	$ $	179,383 180,465	$ $	- -			$ $	2,622 2,273	$ $	182,005 182,738

James D. Frost
Chief Technology Officer	2008 2007	$ $	225,000 225,000	$ $	- -			$ $	6,732 4,386	$ $	231,732 229,386

William S. Hogan
Vice President of Operations (3)	2008		$192,896		$25,000	$33,234	(2)		$280		$251,410

(1)	Reflects life insurance premiums paid by Infinite Group, Inc.
(2)
Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(3)	Mr. Hogan became Vice President of Operations on May 12, 2008.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives.  There were no unvested stock awards at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael S. Smith	10,000		$1.38	12/31/2009
	5,000		$1.50	12/31/2010
	5,000		$2.53	12/31/2011
	5,000		$.14	12/31/2012
	500,000		$.05	5/5/2013
	500,000		$.25	3/9/2015
		125,000	$.16	2/4/2019

James D. Frost	500,000		$.05	5/5/2013
	500,000		$.09	3/8/2015
	500,000		$.25	3/8/2015

William S. Hogan	20,000		$.12	7/5/2014
	15,000		$.20	6/16/2015
	2,000		$.33	11/13/2015
	65,000		$.25	12/31/2015
	16,667	8,333	$.50	3/8/2017
	115,333	57,667	$.51	8/23/2017
	16,667	33,333	$.67	7/27/2018
		75,000	$.16	2/4/2019

Employment Agreements

In 2003, we entered into employment agreements with Messrs. Smith and Frost with terms of five years through May 2008.  These agreements extend automatically for one year periods unless notice of termination is given within 180 days prior to the end of any employment term.  As of December 31, 2008, these agreements have been extended through May 2010.  These agreements are essentially identical and provide for annual base compensation of $150,000.  In addition, in accordance with each agreement we have issued 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share.  The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain reasons.  Each agreement also provides for incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition.

Compensation of Directors

The following table provides compensation information for the years ended December 31, 2008 for each of the independent members of our board. We do not pay any directors’ fees.  Directors are reimbursed for the costs relating to attending board and committee meetings.

Name	Year	Option Awards (1)	Total
Allan M. Robbins	2008	$2,966	$2,966
James Villa	2008	$-	$-

(1)  Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.   See the section titled “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.  At December 31, 2008, the aggregate number of option awards outstanding for Dr. Allan M. Robbins was 87,500 options of which 79,167 were vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of February 28, 2009 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Michael S. Smith	1,475,000	(4)	5.6%
Allan M. Robbins	8,714,517	(5)	26.3%
James Villa	8,376,979	(6)	24.8%
James D. Frost	2,000,000	(7)	7.4%
William S. Hogan	302,750	(8)	1.2%
All Directors and Officers (7 persons) as a group	21,312,959	(3)	47.6%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	3,617,000	(9)	14.2%

David N. Slavny Family Trust 20 Cobble Creek Road Victor, NY 14564	2,168,750	(10)	8.3%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from February 28, 2009 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  On February 28, 2009, we had 25,469,078 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(3)
Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.

(4)	Includes 1,025,500 shares subject to currently exercisable options.
(5)
Includes (i) 7,635,351 shares, which are issuable upon the conversion of the notes including principal in the amount of $264,000 and accrued interest in the amount of $117,768 through February 28, 2009; and 79,167 shares subject to currently exercisable options.

(6)	Includes 8,376,979 shares, which are issuable upon the conversion of notes including principal in the amount of $327,624 and accrued interest in the amount of $91,225 through February 28, 2009.
(7)	Includes 1,500,000 shares subject to currently exercisable options.
(8)	Includes 259,000 shares subject to currently exercisable options.
(9)	Includes 3,610,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(10)
Includes 450,000 common shares held by David N. Slavny, 350,000 shares subject to currently exercisable options granted to David N. Slavny, the Company’s director of business development and 368,750 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our board and approved by our stockholders, covering an aggregate of 5,223,833 unexercised shares of our common stock at December 31, 2008, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986 (the Code) and non-qualified options.  As of December 31, 2008, 339,833 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other prior plans.  On February 3, 2009, our board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares.  The 2009 plan is subject to approval by shareholders.  The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934.  Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

We have granted options to Dr. Robbins as follows: in April 2003, we granted 7,500 non-qualified options with an exercise price of $.10; in March 2005, we granted 50,000 non-qualified options with an exercise price of $.10; in February 2006, we granted 5,000 options with an exercise price of $.33; and in August 2007 we granted 25,000 options with an exercise price of $.51.  As of February 28, 2009, we have granted 87,500 options to Dr. Robbins, of which 79,167 are exercisable.  In addition, we have issued 1,150,000 options to our President and CEO, who is also a member of our board, as stated above under Stock Options, of which 1,025,000 are exercisable at February 28, 2009.

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

The following table summarizes as of December 31, 2008 the (i) currently exercisable options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans.  The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans previously approved by security holders (1)	4,884,000	$.29	339,833
Warrants granted to service providers (2)	627,500	$.36	0
Total	5,511,500	$.29	339,833

(1)	Consists of grants under our Board of Directors, 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans.
(2)
Consists of (i) warrants to purchase 400,000 and 50,000 shares of common stock issued to two consultants which are exercisable at $.30 and $.35 per share, respectively, expire in 2011, of which 350,000 shares and are only exercisable if we realize certain sales as a result of each consultant’s efforts on our behalf; (ii) warrants to purchase 77,500 shares of common stock issued to an investment banking group for services during 2006, which are exercisable at $.50 per share and expire in 2010; and (iii) warrants to purchase 100,000 shares of common stock issued during 2007 to a consultant for services to assist us with business development through April 4, 2008, which are exercisable at $.50 per share and expire in 2012.

At December 31, 2008, we had notes payable and accrued interest of $379,207 due to Dr. Allan M. Robbins, a member of our board, and $440,495 due to Northwest Hampton Holdings, LLC, whose principal is a member of our board.  These notes and accrued interest are convertible into shares of our common stock at $.05 per share at the option of the noteholder, provided that such conversions do not result in a change of control that would limit Infinite Group’s utilization of its net operating loss carryforwards.  If the principal and accrued interest were converted in full, as of December 31, 2008, we would be required to issue 7,584,140 common shares to the Dr. Robbins and 8,809,900 common shares to Northwest Hampton Holdings, LLC.

As of December 31, 2008, if all of the aforementioned incentive and non-qualified options and warrants were exercised and notes including accrued interest were converted to shares of our common stock in accordance with their respective terms, we would be obligated to issue an additional 21,905,540 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intelligent Consulting, LLC

James Villa, a member of our board, is the sole member of Intelligent Consulting Corporation (“ICC”), a consulting firm which provides consulting services to us.  We have contracted with ICC on a month to month basis since 2003.  The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing improvements to our technology infrastructure; business development activities, and specific projects as directed by our President to assist us in developing and implementing our business plans and other corporate matters.  During the years ended December 31, 2008 and 2007, we paid ICC $129,000 and $128,400, respectively, for services its personnel provided.  The compensation was revised to $15,000 per month effective February 2009.

Northwest Hampton Holdings, LLC and Dr. Allan M. Robbins

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC.  The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual, who is a member of our board of directors.  At December 31, 2008, we were obligated to Northwest Hampton Holdings, LLC under the terms of convertible notes payable of $352,624 and accrued interest at 8.5%.  The terms of the notes were revised and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible, at the option of the note holder, into shares of common stock at $.05 per share.   During 2008 and 2007, $10,000 and $54,500, respectively, of the principal of the notes were converted by the holder into 200,000 and 1,090,000 shares of common stock.  During 2008, the holder sold $15,000 of the notes to other parties.  At December 31, 2008, the balance of Northwest Hampton Holdings, LLC’s notes was $440,495 including accrued interest and is convertible into 8,809,900 common shares.

At December 31, 2008, we were obligated to Dr. Allan M. Robbins, a member of our board, under convertible notes payable of $264,000 and accrued interest at 8.5%. The terms of the notes were modified and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible into shares of common stock at $.05 per share.  At December 31, 2008, the balance of these notes was $379,207 including accrued interest and is convertible into 7,584,140 common shares.

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

During, 2006, we entered into a short-term demand note agreements with Dr. Allan Robbins, a member of our board, totaling $130,000 with interest at 18%.  The balance of these notes at December 31, 2008 was $40,000.

David N. Slavny Family Trust

During 2005, we issued various notes to the individuals that control the David N. Slavny Family Trust, which is a stockholder.  The notes were consolidated into one note of $185,000 with interest at 12% per annum and further modified during 2008 such that the notes bear interest at 11% and principal matures on July 1, 2010.  The notes are secured by all of our assets.  At December 31, 2008, the notes had a balance of $109,000.  Subsequent to December 31, 2008, the note balance was reduced to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of our common stock on the date of the modification.  At February 28, 2009, the balance of this note was $59,000 and is convertible into 368,750 common shares.

Director Independence

Our board of directors has determined that Mr. Robbins is “independent” in accordance with the NASDAQ’s independence standards.  Our audit and compensation committees consist of Messrs. Villa and Robbins, of which only Mr. Robbins is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them are sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Audit fees	$89,685	$74,140
Audit related fees	1,855	-
Total audit and audit related fees	$91,540	$74,140
Tax fees	-	-
All other fees	-	-
Total fees	$91,540	$74,140

As a matter of policy, each permitted non-audit service is pre-approved by the audit committee or the audit committee’s chairman pursuant to delegated authority by the audit committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

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

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (5)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**Form of Stock Option Plan. (2)
10.2	Form of Stock Option Agreement. (1)
10.3	**Employment Agreement between Michael Smith and the Company dated May 5, 2003. (5)
10.4	**Employment Agreement between James Frost and the Company dated May 12, 2003. (5)
10.5	License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (5)
10.6	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.8	Promissory Noted dated March 11, 2004 in favor of Carle C. Conway. (5)
10.9	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.14	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (5)
10.15	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (5)
10.16	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (5)
10.17	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(7)
10.18	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (5)
10.19	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (5)
10.20	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (5)
10.21	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (5)
10.22	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (6)
10.23	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (6)
10.24	Promissory note dated June 13, 2008 in favor of Dan Cappa.*
10.25	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. *
10.26	**The 2009 Stock Option Plan*
14.1	Code of Ethics. (5)
21.1	Subsidiaries of the Registrant. (5)
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.
(2)	Incorporated by reference to 1993 Preliminary Proxy Statement.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on March 26, 2009 on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

By:	/s/ Michael S. Smith
Michael S. Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Smith
Michael S. Smith	Chief Executive Officer, President and	March 26, 2009
Chairman
(principal executive officer)

/s/ James Witzel
James Witzel	Chief Financial Officer	March 26, 2009
(principal financial and accounting
officer)

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 26, 2009

/s/ James Villa
James Villa	Director	March 26, 2009

CONSOLIDATED
FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2008
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.:

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 26, 2009

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Current assets:
Cash	$153,336	$28,281
Accounts receivable, net of allowances of $35,000	1,004,114	669,607
Prepaid expenses and other current assets	47,379	59,381
Total current assets	1,204,829	757,269

Property and equipment, net	69,750	70,723

Other assets - Deposits	15,515	19,523

	$1,290,094	$847,515

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$328,654	$299,519
Accrued payroll	304,819	262,453
Accrued interest payable	280,547	269,530
Accrued retirement and pension	2,367,312	2,081,508
Accrued expenses - other	62,516	86,197
Current maturities of long-term obligations-bank	7,426	4,077
Notes payable	30,000	30,000
Notes payable-related parties	40,000	140,332
Total current liabilities	3,421,274	3,173,616

Long-term obligations:
Notes payable:
Banks and other	239,266	29,706
Related parties	999,624	1,091,624
Accrued pension obligation	1,337,231	408,419
Total liabilities	5,997,395	4,703,365

Commitments and contingencies (Notes 10 and 11)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 24,969,078 (23,614,965 - 2007) shares issued and outstanding	24,969	23,615
Additional paid-in capital	29,699,795	29,386,215
Accumulated deficit	(31,214,806)	(31,037,991)
Accumulated other comprehensive loss	(3,217,259)	(2,227,689)
Total stockholders’ deficiency	(4,707,301)	(3,855,850)

	$1,290,094	$847,515

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

Sales	$9,918,896	$8,454,515
Cost of services	7,071,415	6,028,970
Gross profit	2,847,481	2,425,545

Costs and expenses:
General and administrative	1,077,454	884,406
Defined benefit pension plan	234,457	351,460
Selling	1,409,369	1,573,122
Research and development	-	90,490
Total costs and expenses	2,721,280	2,899,478

Operating income (loss)	126,201	(473,933)

Other income (expense):
Interest expense:
Related parties	(124,068)	(139,869)
Other	(178,333)	(140,210)
Total interest expense	(302,401)	(280,079)
Interest income	-	255
Gain on sale of equipment	-	4,957
Total other income (expense)	(302,401)	(274,867)

Loss before income tax expense	(176,200)	(748,800)

Income tax expense	(615)	(1,000)

Net loss	$(176,815)	$(749,800)

Net loss per share – basic and diluted	$(.01)	$(.03)

Weighted average shares outstanding – basic and diluted	24,500,164	23,223,568

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance - December 31, 2006	22,414,965	$22,415	$28,981,059	$(30,288,191)	$(2,578,639)	$(3,863,356)
Issuance of common stock in connection with the exercise of stock option	10,000	10	490	-	-	500
Notes payable related party converted to common stock	1,090,000	1,090	53,410	-	-	54,500
Common stock issued for consulting services	100,000	100	49,900	-	-	50,000
Stock based compensation	-	-	245,272	-	-	245,272
Stock warrants expense for consulting services	-	-	56,084	-	-	56,084
Net loss	-	-	-	(749,800)	-	(749,800)
Other comprehensive loss:
Retirement benefit adjustment	-	-	-	-	350,950	350,950
Total comprehensive loss						(398,850)

Balance - December 31, 2007	23,614,965	$23,615	$29,386,215	$(31,037,991)	$(2,227,689)	$(3,855,850)

Issuance of common stock in connection with the exercise of stock option	66,667	67	16,600	-	-	16,667
Notes payable and accrued interest - related party converted to common stock	1,218,750	1,218	59,720	-	-	60,938
Stock warrants expense for consulting services	-	-	31,643	-	-	31,643
Cashless exercise of common stock warrants	68,696	69	(69)	-	-	-
Stock based compensation	-	-	205,686	-	-	205,686
Net loss	-	-	-	(176,815)	-	(176,815)
Other comprehensive loss:
Retirement benefit adjustment	-	-	-	-	(989,570)	(989,570)
Total comprehensive loss						(1,166,385)

Balance - December 31, 2008	24,969,078	$24,969	$29,699,795	$(31,214,806)	$(3,217,259)	$(4,707,301)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(176,815)	$(749,800)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on sale of equipment	-	(4,957)
Stock based compensation	249,829	338,856
Depreciation	35,264	35,075
(Increase) decrease in assets:
Accounts receivable	(334,507)	(182,367)
Prepaid expenses and other assets	(498)	(8,281)
Deposits	4,008	-
Increase in liabilities:
Accounts payable	29,135	75,468
Accrued expenses	80,639	163,007
Accrued pension obligations	225,046	327,157

Net cash provided (used) by operating activities	112,101	(5,842)

Cash flows from investing activities:
Purchase of property and equipment	(23,304)	(25,685)
Proceeds from notes receivable	-	4,968
Net cash used by investing activities	(23,304)	(20,717)

Cash flows from financing activities:
Repayments of bank notes payable	(4,077)	(11,115)
Proceeds from the issuance of note payable -other	200,000	-
Repayments of notes payable – related parties	(176,332)	(8,331)
Proceeds from issuances of common stock	16,667	500
Net cash provided (used) by financing activities	36,258	(18,946)

Net increase (decrease) in cash	125,055	(45,505)

Cash - beginning of year	28,281	73,786

Cash - end of year	$153,336	$28,281

Supplemental cash flow disclosures:
Cash paid for:
Interest	$249,667	$188,568

Income taxes	$615	$1,000

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

The Company operates in one segment, the field of IT consulting services, with all operations based in the United States.  There were no sales from customers in foreign countries during 2008 and 2007 and all assets are located in the United States.  Certain projects required employees to travel overseas during 2008.

NOTE 2. - MANAGEMENT PLANS

Although the Company reported net losses in 2008 and 2007 and a stockholders’ deficit at December 31, 2008 and 2007, the Company’s sales have grown and its net losses have been reduced during the years ended December 31, 2008 and 2007.  The Company’s business strategy is summarized as follows.

Business Strategy

The Company operates in the field of information technology (IT) consulting and integration.  The Company’s IT services include strategic staffing, program management, project management, IT infrastructure management, technical engineering, software development, and enterprise resource planning.  The Company has entered into various subcontract agreements with prime contractors to the U.S. government, state and local governments and commercial customers.

The Company has entered into a subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government. The prime contract extends through 2011 and the Company’s subcontract agreement with the prime contractor is renewable annually.

The Company has been awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (“GSA”).  In 2008, the Company received a five-year extension of the GSA Contract.  Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.  During 2007, the Company utilized its GSA Contract to secure a prime contract with the U.S. Department of Homeland Security (DHS) which was effective through December 31, 2007 and beginning on January 1, 2008 was converted to a subcontract with a large prime contractor to DHS.  The GSA Schedule was revised in May 2006 to include many new positions and a pricing schedule that that now extends through December 27, 2013.

The Company has established several areas of specific focus with the objective of increasing its sales, which include the following:

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

Federal Government Sector - The Company maintains a business development office in the Washington, D.C. area to identify and respond to new sales opportunities within the federal government market.  The Company continues to focus on providing quality services and seeking other business opportunities.  The Company has also focused on increasing U.S. government sales by developing teaming agreements with major systems integrators and has established several such agreements.  The Company, through its prime contractor teaming partners, has submitted and continues to submit proposals for new projects.  Awards from certain proposals are anticipated in the future although the government financing and procurement processes are lengthy.

State and Local Government Sector - The Company has focused its development efforts in the Gulf Coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure as a result of damage and destruction from major hurricanes. Various opportunities have been identified in the State of Mississippi that Company management believes will result in sales in future years.  The Company has one business development employee located in the region.  The Company has also established itself as a preferred vendor in the State of Mississippi in connection with certain specialized technology offerings.

Virtualization Projects - The Company has hired and trained specialists that architect, design and upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as virtualization projects.  During 2006 and 2007, the Company’s staff successfully completed the first phase of a significant virtualization project for a major establishment of the U.S. government operating one of the largest wide area networks in the United States.  Beginning in 2007, the Company was engaged for the second phase of this virtualization project which was completed in 2008.  Further, the Company is using this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations.  For instance, the Company has secured a contract to design, plan and build a virtualization effort for one of the constituent agencies of DHS.

As part of the Company’s strategy of staying on the leading edge of complex virtualized solutions, Company offerings include a comprehensive list of cloud computing-related services.  Cloud computing is defined as leveraging internet-based resources to deliver services and processing power.  By using cloud computing, organizations can respond dynamically to business demands, allaying the need to have extraneous systems on standby in anticipation of such peaks.  Cloud computing can involve both on-premise clouds and off-premise clouds.  On-premise clouds involve an organization designing and implementing a large processing and storage fabric within its own data center.  Off-premise clouds involve using a third-party cloud service provider to host the needs of an organization.  In both cases the underlying solution typically involves a virtualized infrastructure managed through intelligent automation.  The Company’s service offerings include cloud readiness assessments, cloud migration services and various platform-as-a-service solutions.

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

  Management has determined that an allowance of approximately $35,000 for doubtful accounts is necessary at December 31, 2008 ($35,000 - 2007).

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

Sale of Certain Accounts Receivable - The Company has available a financing line with a financial institution (the Purchaser).  In connection with this line of credit the Company adopted Statement of Financial Accounting Standards Board (SFAS) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The Company has a factoring line with a financial institution (the Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.  These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

During the year ended December 31, 2008, the Company sold approximately $6,290,000 ($6,100,000 - 2007) of its accounts receivable to the Purchaser.  As of December 31, 2008, $347,343 ($960,396 - 2007) of these receivables remained outstanding.  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $63,687 at December 31, 2008 ($177,076 - 2007), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the fees totaled approximately $159,000 for the year ended December 31, 2008 ($135,000 - 2007).  These fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement.  Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Live Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-live Assets”.  This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.  The Company determined there was no impairment of long-lived assets during 2008 and 2007.

Revenue Recognition - The Company’s revenues are generated under both time and material and fixed price consulting agreements.  Consulting revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs.  Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients.  Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, the Company believes that collection is reasonably assured.

During 2008, sales to one client, including sales under subcontracts for services to several entities, accounted for 77.5% of total sales (85.1% - 2007) and 70.3% of accounts receivable (83.6% - 2007) at December 31, 2008.

Research and Development Costs - All costs related to internal research and development are expensed as incurred.  Research and development expense amounted to $90,490 for the year ended December 31, 2007 and consists primarily of salaries and related fringe benefits and consulting fees associated with the development of its Touch Thru biometric access control product, which activities were eliminated during 2007.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Equity Instruments - For equity instruments issued to consultants and vendors in exchange for goods and services the Company follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,  Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock Options - The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006, using the modified prospective transition method.  The Company recognizes compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

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

The Company’s adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position, and therefore, the Company did not have any adjustments to the January 1, 2007 beginning balance of accumulated deficit.  In addition, the Company did not have any material unrecognized tax benefit at December 31, 2008.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company periodically reviews tax positions taken to determine if any uncertainty exists related to those tax positions.

The Company files tax returns in the U.S. federal jurisdiction and various states.  The tax years 2002 through 2008 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

If the Company had generated earnings during the year ended December 31, 2008, 19,913,451 (19,768,986 - 2007) common stock equivalent shares would have been added to the weighted average shares outstanding.  These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of the Company’s stock price during the period.

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

Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term and notes payable, the fair value approximates its carrying amount.

Defined Benefit Pension Plan - The Company recognizes the funded status of the defined benefit postretirement plan in its balance sheet and recognizes changes in that funded status in comprehensive income according to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.  The implementation of this Statement did not have a significant impact on the Company’s financial statements.

Comprehensive Income - The Company accounts for comprehensive income under Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and measuring of all changes in equity that result from transactions, other events and circumstances from non-owner sources.  The Company reported the retirement benefit adjustment as a component of comprehensive loss in the statement of stockholders’ deficiency for the years ended December 31, 2008 and 2007.

Reclassification - The Company reclassified certain prior year amounts to conform to the current year’s presentation.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The Company was required to adopt SFAS No. 157 on January 1, 2008.  Subsequent to the Standard's issuance, in February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement 157, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2009. The Company adopted the provisions of FAS 157 for its financial assets and liabilities in the first quarter of 2008 and it did not have a material impact on the Company’s financial condition or results of operations.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 for its nonfinancial assets and liabilities will have on its consolidated financial statements in 2009.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

FASB Staff Position (FSP) SFAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (SFAS 157-1) - In February 2008, the FASB issued SFAS 157-1 which amends SFAS 157 to exclude from its scope SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  The adoption of SFAS 157-1 did not have a material effect on the Company’s financial statements.

FASB Staff Position (FSP) SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active (FSP 157-3) - In October 2008, the FASB issued and made effective FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have a material effect on the Company’s financial statements.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) - In February 2007, the FASB issued SFAS 159 which permits companies to elect to follow fair value accounting for certain financial assets and liabilities that are not otherwise required to be measured at fair value under generally accepted accounting principles. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 and elected not to apply the fair value measurement option for any of its financial assets and liabilities other than those that are already being measured at fair value.

Business Combinations (SFAS 141(R)) and Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160) – In December 2007, the FASB issued SFAS 141(R) and SFAS 160 which will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) and SFAS 160 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:
	Depreciable			December 31,
	Lives			2008	2007

Software	3	to	5 years	$37,594	$27,461
Machinery and equipment	3	to	10 years	135,201	111,043
Furniture and fixtures	5	to	7 years	10,892	10,892
Leasehold improvements		3 years		3,286	3,286
				186,973	152,682
Accumulated depreciation				(117,223)	(81,959)
				$69,750	$70,723

NOTE  5. - NOTES PAYABLE

During the year ended December 31, 2006, the Company entered into short-term unsecured demand notes payable with two related parties aggregating $175,000.  These notes bear interest at rates ranging from 9.25% to 18%.  Amounts outstanding at December 31, 2008 are $40,000 bearing interest at 18% ($140,332 – 2007).

At December 31, 2008, an unsecured demand note for $30,000 ($30,000 - 2007) was outstanding bearing interest at 10%.

NOTE 6. - LONG-TERM OBLIGATIONS

Long-term obligations consist of:
	December 31,
	2008	2007

Term notes payable – banks (a)	$40,692	$33,783

Notes payable – other:
Term notes payable – other (b)	200,000	-
Convertible term note payable – other (c)	6,000	-
Notes payable – other	206,000	-

Notes payable – related parties:
Term notes payable - stockholders (d)	374,000	450,000
Convertible term notes payable – related parties (e)	625,624	641,624
Notes payable – related parties	999,624	1,091,624
	1,246,316	1,125,407
Less current maturities	7,426	4,077

Total long-term obligations	$1,238,890	$1,121,330

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

(a)   Term Notes Payable - Banks - The Company entered into a loan agreement during 2007 for the financing of a vehicle.   The loan has a balance of $29,705 at December 31, 2008, ($33,783 – 2007), bears interest at 7.9% and is due in aggregate monthly installments of approximately $550 through October 26, 2010 at which time the remaining principal balance of $21,751 is due.

The Company entered into a capital lease agreement during 2008 for the financing of office equipment.  The loan has a balance of $10,987 at December 31, 2008, bears interest at 18.5% and is due in monthly installments of approximately $430 through December 26, 2011.

(b)   Term Notes Payable - Other - The Company entered into a secured loan agreement during 2008 for working capital.   The loan has a balance of $200,000 at December 31, 2008 and bears interest at 12%, which is payable monthly.  Principal is due on June 2, 2010.

(c)   Convertible Term Notes Payable - Other - The Company is obligated to an unrelated party for $6,000 at the same terms as stated below under Convertible Term Notes Payable - Related Parties.

(d)   Term Notes Payable - Stockholders - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable to a stockholder aggregating $265,000.  All of these borrowings bear interest at 12% and are due in January 2010.  The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable.  Amounts outstanding at December 31, 2008 amounted to $265,000 ($265,000 - 2007).

During 2005, the Company issued various notes to a stockholder, who is currently an employee.  Subsequently, the notes were consolidated into one note for $185,000 with interest payable monthly at 12%.  The consolidated note was further modified during 2008 such that the note bears interest at 11% and principal matures on July 1, 2010.  The note is secured by all of the assets of the Company.  At December 31, 2008, the note had a balance of $109,000 ($185,000 – 2007).  Subsequent to December 31, 2008 the note balance was repaid to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of the Company’s common stock on the date of the modification.

(e)   Convertible Term Notes Payable - Related Parties - During 2004, the Company issued various unsecured notes payable to a member of its board of directors. Effective December 1, 2004, the terms of the notes were modified.  The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share. During 2006, the holder converted $50,000 of the principal of the note into 1,000,000 shares of common stock reducing the principal balance to $264,000 at December 31, 2008 ($264,000 – 2007).  The notes bear interest at 8.5% at December 31, 2008 (9.5% - 2007).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

The outstanding balance of a related party note (whose principal became a member of the Company’s board of directors during 2008) as of December 31, 2008 and 2007 amounted to $203,324 and bears interest at 8.5% per annum (9.5% - 2007).  Effective December 31, 2003, the terms of the note were revised and the maturity date was extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.

During 2003 and 2004, the Company issued various notes to the same related party with interest at 6.0%.  Effective December 1, 2004, the terms of the notes were modified. The notes had a principal balance of $292,800 at December 31, 2005.  The maturity dates were extended to January 1, 2007 (which as noted below, was subsequently extended to January 1, 2016) with principal and accrued interest convertible at the option of the holder any time after September 1, 2005 into shares of common stock at $.05 per share.  During 2008, 2007 and 2006, $10,000, $54,500 and $64,000, respectively, of the principal of the notes were converted by the holder into 200,000, 1,090,000 and 1,280,000 shares of common stock, respectively, reducing the principal balance to $164,300.  During 2008, the holder sold $6,000 of the notes to an unrelated party, which is included in Convertible Term Notes Payable – Other and also sold $9,000 to an officer of the Company, which is included herein.   At December 31, 2008, the balance of these notes was $149,300 ($174,300 – 2007).  At December 31, 2008, the Company is obligated to an officer of the Company in the amount of $9,000 at the same terms as stated in the following four paragraphs.

 Effective October 1, 2005, the terms of each of the aforementioned convertible term notes were further modified.  The interest rates were revised to 8.0% for the year ended December 31, 2006.  Thereafter, the interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.   The maturity dates were extended to January 1, 2016 with principal and accrued interest convertible at the option of the holder any time, subject to restrictions stated below, into shares of common stock at $.05 per share.  Subsequently, the Company executed collateral security agreements with the note holders providing for a security in interest in all of the Company’s assets.

Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding note principal.

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

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

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

Minimum future annual payments of long-term obligations as of December 31, 2008 are as follows:
2009	$7,426
2010	602,917
2011	4,349
2012-2015	-
2016	631,624
Total long-term obligations	$1,246,316

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2008 and 2007 there were no preferred shares issued or outstanding.

Common Stock - During the year ended December 31, 2008, the following common stock transactions took place:

•	The Company issued 66,667 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.25 per share or $16,667.

•	The Company issued 1,218,750 shares of common stock upon conversion of $60,938 of principal and accrued interest of notes payable to related parties.

•	The Company issued 68,696 shares of common stock upon exercise of warrants for 122,500 common shares on a cashless basis.

During the year ended December 31, 2007, the following common stock transactions took place:

•	The Company issued 10,000 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.05 per share or $500.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

•	The Company issued 1,090,000 shares of common stock upon conversion of $54,500 of principal of notes payable to related parties.

•	The Company issued 100,000 shares of common stock valued at $50,000 in exchange for consulting services provided over one year.

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

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 500,000 shares of the Company’s common stock, exercisable at $.30 per share which expires on March 2, 2011.  The warrant vests in increments of 100,000 common shares as the Company realizes aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on the Company’s behalf.  During the year ended December 31, 2007, the consultant vested in 100,000 shares as a result of achieving the first performance measure and the Company valued the warrant using the Black-Scholes option pricing model and recognized $37,799 of consulting expense.  On August 1, 2008, the terms the warrant were modified such that the second performance criterion of sales of $1,200,000 was eliminated and 100,000 shares vest on a periodic schedule through July 1, 2009.  During the year ended December 31, 2008, 40,000 shares vested and the Company recorded $25,548 of expense associated with such modification.  The Company anticipates that the likelihood of the consultant meeting the remaining performance criteria is remote and accordingly has not recorded any consulting expense related to the remaining 300,000 shares under the warrant.

On May 1, 2006, the Company engaged the services of another consultant, an accredited investor, and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock, exercisable at $.35 per share which expires on April 30, 2016.  The warrant is only exercisable if the Company realizes sales of $500,000 or more as a result of the consultant’s efforts on the Company’s behalf.  As of December 31, 2008, the consultant has not generated any sales for the Company and as a result the Company has not recorded any compensation expense.  The Company anticipates that the likelihood of the consultant meeting the performance criterion is remote.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expires on April 4, 2012.  The fair value of the warrant amounted to $24,380 using the Black- Scholes option pricing model.  During the year ended December 31, 2007, the consultant vested in 100,000 shares.  The Company recognized consulting expense of $6,095 for the year ended December 31, 2008 ($18,285 – 2007).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

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

The total compensation cost that has been charged against income for the above warrants was $31,643 for the year ended December 31, 2008 ($56,084 - 2007).

The following is a summary of warrant activity for the years ended December 31, 2008 and 2007:
	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	725,000	$.55
Granted	100,000	$.50
Expired	(75,000)	$2.40
Outstanding at December 31, 2007	750,000	$.36

Exercised	(122,500)	$.34
Outstanding at December 31, 2008	627,500	$.36	2.3 years	$56,000

Exercisable at December 31, 2008	217,500	$.46	2.6 years	$5,200

The average fair value of warrants granted was $.24 per share for the year ended December 31, 2007.  The exercise price for all warrants granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

A summary of the status of nonvested warrant activity for the years ended December 31, 2008 and 2007 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2006	550,000	$.24
Granted	100,000	$.50
Vested	(200,000)	$.40
Nonvested at December 31, 2007	450,000	$.22
Vested	(40,000)	$.23
Nonvested at December 31, 2008	410,000	$.22

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 5,223,833 common shares at December 31, 2008 (5,308,500 - 2007).  No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans.  As of December 31, 2008, 339,833 options to purchase shares remain unissued under the 2005 plan.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares.  This plan is subject to approval by stockholders.

The compensation cost under SFAS 123R that has been charged against income for options granted to employees under the plans was $205,686 and $245,272 for the years ended December 31, 2008 and 2007, respectively.  The impact of this expense was to increase basic and diluted net loss per share from $.00 to $(.01) for the year ended December 31, 2008 and from $(.02) to $(.03) for the year ended December 31, 2007.  For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised.  The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded.  The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce its gross deferred tax asset to zero.  As a result, for the years ended December 31, 2008 and 2007, there is no income tax expense impact from recording the fair value of options granted.  No tax deduction is allowed for stock options issued as ISO’s.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.  The Company used volatility of 50% when computing the value of stock options and warrants during the year ended December 31, 2007 and through September 30, 2008 and used volatility of 75% thereafter.  This is based on volatility data used by other companies in the IT services industry and a more recent increase in overall market volatility of companies in the IT services industry.  The expected life of the options was assumed to be the ten year contractual term through September 30, 2008.  For options issued after September 30, 2008 the term is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in SEC Staff Accounting Bulletin No. 110 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The following assumptions were used for the years ended December 31, 2008 and 2007.

	2008	2007
Risk-free interest rate	1.7% - 4.1%	4.1% - 4.76%
Expected dividend yield	0%	0%
Expected stock price volatility	50% - 75%	50%
Expected life of options	5.75 - 10 years	10 years

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the years ended December 31, 2008 and 2007 as follows:
	2008	2007
Employee stock options	$205,686	$245,272
Consultants - common stock warrants	31,643	56,084
Consultant - common stock	12,500	37,500
Total expense	$249,829	$338,856

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate.  Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED
The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2008 and 2007:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,380,000	$.24
Granted	561,000	$.52
Exercised	(10,000)	$.05
Expired	(16,500)	$.43
Outstanding at December 31, 2007	4,914,500	$.27
Granted	684,000	$.53
Exercised	(66,667)	$.25
Expired	(680,333)	$.45
Outstanding at December 31, 2008	4,851,500	$.28	6.7 years	$896,393

Exercisable at December 31, 2008	4,228,167	$.25	6.3 years	$893,328

A summary of the status of nonvested stock options for the years ended December 31, 2008 and 2007 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2006	784,000	$.30
Granted	561,000	$.34
Vested	(673,333)	$.33
Forfeited	(9,334)	$.37
Nonvested at December 31, 2007	662,333	$.30
Granted	684,000	$.34
Vested	(655,334)	$.32
Forfeited	(67,666)	$.29
Nonvested at December 31, 2008	623,333	$.33

At December 31, 2008, there was approximately $153,000 of total unrecognized compensation cost related to outstanding non-vested options.  This cost is expected to be recognized over a weighted average period of one year.  The total fair value of shares vested during the year ended December 31, 2008 was approximately $210,000.

The weighted average fair value of options granted was $.34 per share for each of the years ended December 31, 2008 and 2007.  The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock.  No new options are issuable under the terms of this plan.  During 2008 and 2007, 8,000 and 500 options expired, respectively.  At December 31, 2008, there were 32,500 (40,500 in 2007) options outstanding to directors under this plan, all of which are exercisable.  These options are exercisable at prices ranging from $.10 to $2.53 per share with a weighted average exercise price of $1.09 per share.  The options expire at various dates from 2009 to 2013.

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2008	2007
Current - State	$615	$1,000
Deferred:
Federal	(735,000)	1,657,000
State	(128,000)	289,000
	(863,000)	1,946,000
Change in valuation allowance	863,000	(1,946,000)
	$615	$1,000

At December 31, 2008 the Company had federal net operating loss carryforwards of approximately $21,900,000 and various state net operating loss carryforwards of approximately $16,000,000, which expire from 2009 through 2028.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.  The Company may be unable to use certain of its state tax net operating loss carryforwards since it presently does not operate in certain states in which it has state net operating loss carryforwards.

At December 31, 2008, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined pension plan expenses, in the amount of approximately $10,234,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses, its position regarding sponsorship of the defined benefit retirement plan and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES – CONTINUED

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$8,408,000	$8,023,000
Defined benefit pension liability	1,447,000	960,000
Property and equipment	12,000	46,000
Reserves and accrued expenses payable	367,000	342,000
Gross deferred tax asset	10,234,000	9,371,000
Deferred tax asset valuation allowance	(10,234,000)	(9,371,000)
Net deferred tax asset	$-	$-

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.
	December 31,
	2008	2007

Statutory U.S. federal tax rate	(34.0)%	(34.0)%
State income taxes, net of federal	(47.4)	25.5
Incentive stock option expense	113.2	31.5
Other permanent non-deductible items	11.1	1.9
Change in valuation allowance	212.0	(244.8)
Net operating loss carryforward adjustment	(254.5)	220.0

Effective income tax rate	.4%	.1%

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees.  Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year.  Eligible employees may contribute a percentage of their compensation up to a maximum of $10,500 for 2008 and 2007.  The Company can elect to make a discretionary contribution to the Plan.  For the years ended December 31, 2008 and 2007 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% of the employee’s compensation for the year.  The Company match for the year ended December 31, 2008 was $52,248 ($45,408 – 2007).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

Defined Benefit Plan - The Company has acted as sponsor for a contributory defined benefit pension plan, the Osley & Whitney, Inc. Retirement Plan (the Plan), that covered all salaried and hourly employees at Osley & Whitney, Inc. (O&W) that were scheduled to work at least 1,000 hours per year.  During the year ended December 31, 2001, the Company discontinued the operations of O&W and on December 30, 2002 sold all of the common stock of O&W to a third party but continued to act as sponsor for the plan.  The termination of the employees’ services earlier than expected resulted in a plan curtailment, accounted for in accordance with Statement of Financial Standards Statement 88 in 2001.  No future benefits will be earned by plan participants.  As a result, the accumulated benefit obligation (the actuarial present value using the current salary level of the benefits earned to date by the Plan participant) and projected benefit obligation (the actuarial present value using the salary level at retirement age of the benefits earned to date by the Plan participant) are the same amount.  The Plan remains in existence and continues to pay benefits as participants qualify and receive contributions.

The Company recognizes interest and penalties related to the defined benefit pension plan in defined benefit plan expense if they are associated with the Plan.  As of December 31, 2008, the Company has accrued approximately $460,000 of excise taxes and interest associated with the unfunded contributions to the Plan through the Plan year ended December 31, 2005.

Prior to December 30, 2002, the Company owned 100% of the common stock of O&W.  On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the Plan.  Although the Company continued to act as the sponsor of the Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, the Company submitted information to the Department of Treasury (DOT) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the DOT concurred or disagreed with this position.  The Company subsequently provided responses to DOT inquiries related to this determination.  In February 2009, the Company received a draft of a proposed revenue agent report from the DOT that indicates that the DOT staff disagrees with the Company’s position.  The draft revenue agent response indicates that the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 into the Plan.  The draft response also states the additional penalties could be imposed.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with DOT procedures are in the process of responding with a detailed analysis of its opposition to their findings.

If the DOT staff does not reconsider and conclude in the Company’s favor, the Company expects that the DOT will issue a formal revenue agent report reiterating its preliminary position.  In this event, the Company will commence and diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

If the Company does not ultimately prevail, it may become obligated for additional estimated excise taxes on accumulated unfunded Plan contributions for the plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required plan contributions, which required contributions were $1,836,359 at December 31, 2008.  No such excise taxes or related interest have been assessed and no portion of this amount has been accrued at December 31, 2008.  The Company has accrued amounts related to excise taxes on unfunded contributions for 2004, 2005 and 2006 of $420,362 as of December 31, 2008 ($392,847 -2007), which does not encompass any amounts disclosed above.

At December 31, 2008 the Company accrued liabilities of $3,622,122, including $420,362 related to excise taxes on unfunded contributions, ($2,404,189 – 2007, including $392,847 related to excise taxes on unfunded contributions) related to the Plan and an accumulated other comprehensive loss of $3,217,259 ($2,227,689 –  2007) which was recorded as a reduction of stockholders’ deficiency.

Whether or not the Company ultimately will be responsible to fund any Plan deficiencies is largely dependent upon the ultimate outcome regarding the Company’s obligations as sponsor of the Plan, as described above.  If it is determined that the Company is responsible for such deficiencies then the Company will be required to make contributions for deficiencies in 2004 through  2008, and in future years to fund any Plan deficiencies.  The Company did not make any contributions in 2004, 2006, 2007, or 2008.  During 2005, the Company made contributions of $6,439 and 500,000 shares of its common stock, which were valued on the contribution date at $175,000 using that day’s closing market price.  The Company currently does not have the funds available to make the required minimum contributions which currently approximate $2.2 million, which includes the minimum required plan contributions.  As a result of its legal position, the Company does not anticipate making any contributions to the Plan during the year ending December 31, 2009.  The Company recorded defined benefit pension expense (including professional services and interest costs) of $234,457 and $351,460 for the years ended December 31, 2008 and 2007, respectively.

During 2006, the Pension Benefit Guarantee Corporation placed a lien on all of our assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

The measurement date used to determine the pension measurements for the pension plan is December 31, 2008.  Net periodic pension cost includes the following components for the years ended December 31, 2008 and 2007:

	2008	2007
Interest cost	$309,982	$296,990
Expected return on plan assets	(281,127)	(290,742)
Service cost	31,000	65,000
Actuarial loss	93,872	109,818
Net periodic pension cost	$153,727	$181,066

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The following sets forth the funded status of the Plan and the amounts shown in the accompanying balance sheets:

	2008	2007
Projected benefit obligation:
Benefit obligation at beginning of year	$5,379,889	$5,619,139
Interest cost	309,982	296,990
Actuarial loss (gain)	43,924	(85,078)
Benefits paid	(448,264)	(451,162)
Projected benefit obligation at end of year	$5,285,531	$5,379,889

	2008	2007
Plan assets at fair value:
Fair value of plan assets at beginning of year	3,387,749	3,457,115
Actual return of plan assets	(718,779)	412,619
Benefits paid	(448,264)	(451,162)
Expenses paid	(70,612)	(30,823)
Fair value of plan assets at end of year	$2,150,094	$3,387,749

Funded status (deficit)	$(3,135,437)	$(1,992,140)
Unrecognized actuarial loss	(3,217,259)	(2,227,689)
	(6,352,696)	(4,219,829)
Amounts recognized in accumulated other comprehensive loss	3,217,259	2,227,689
Accrued pension cost	$(3,135,437)	$(1,992,140)

The Plan actuary has estimated net periodic pension cost for the year ending December 31, 2009 of $368,397, which includes amounts to be recognized in accumulated other comprehensive loss of $149,373.

The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

2009	$443,555
2010	$447,109
2011	$440,060
2012	$433,850
2013	$438,175
2014 – 2018	$2,124,445

The major actuarial assumptions used in the calculation of the pension obligation follow:

	2008	2007
Discount rate	6.25%	6.00%
Expected return on plan assets	8.90%	8.90%
Rate of increase in compensation	N/A	N/A

The expected long-term rate of return on Plan assets assumption is determined from the Plan’s asset allocation using historical returns and the Plan’s investment philosophy.  The discount rate assumption is based on published pension liability indices.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The investment strategy is to manage the assets of the Plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits.  This strategy is implemented by holding equity investments while investing a portion of the assets in fixed income debt securities to match the long-term nature of the liabilities.  An independent fee based investment management company makes all investment decisions subject to the Plan’s investment strategy.  The assets are held by a separate trust company as custodian for the Plan.  For equity investments, the manager implements its defined process that focuses on the merits of individual companies allowing it to find opportunities across the globe.  The process includes identifying industry sector groups that meet the investment strategy, profiling investment alternatives, establishing buy and see targets based on strategy and strict pricing disciplines, and accepting only those investments that meet the strategy, pricing and Plan objectives.  Investments are monitored on an ongoing basis to assure they continue to meet the strategy, pricing and Plan objectives.

Assets in the trust fund are held for the sole benefit of participating former employees and retirees.  They are comprised of the following securities as of December 31, 2008 which have quoted prices in active markets and are level 1 investments.  Included in the following small cap equities are 500,000 common shares of the Company with a fair value of $215,000.

U.S. equity securities:
U.S. large cap	$610,139
U.S. mid cap	43,341
Small cap	215,484
U.S. equity mutual funds:
Financial services	39,388
Life sciences	60,579
Small cap	24,459
Technology	45,576
1,038,966
International equity securities:
International large cap	180,029
International equity mutual funds	106,516
286,545
Fixed income securities:
U.S. Government money market funds	37,515
U.S. Treasury bonds and notes	309,786
Corporate bonds of U.S. financial services corporations guaranteed by the FDIC	123,759
Fixed income mutual funds	353,523
824,583

Total investment securities	$2,150,094

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2008 and 2007, by asset category, are as follows:

Asset Category	Target %	2008	2007
Domestic equity securities		48%	50%
International equity securities		13%	14%
Equity securities	60%	61%	64%
Interest bearing debt securities	40%	39%	36%
Total	100%	100%	100%

NOTE 11. – COMMITMENTS

Lease Commitments - The Company leases its headquarters, branch office facilities and a vehicle under operating lease agreements that expire at various dates through 2011.  Rent expense under operating leases for the year ended December 31, 2008 was approximately $122,000 ($115,200 - 2007).

Following is the approximate future minimum payments required under these leases:
2009	$104,400
2010	119,800
2011	58,600
$282,800

Employment Contracts - The Company has employment agreements with two of its executives with terms expiring in May 2010. These agreements automatically are extended for one year periods unless the Company gives 180 days notice prior to the termination date of its intent to terminate the agreement.  The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes.  As of December 31, 2008, the minimum annual severance payments under these employment agreements are, in the aggregate, approximately $587,000.

NOTE 12. – RELATED PARTY CONSULTING AGREEMENT

The Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to business development services for the Company and other general corporate matters.  The Company paid ICC $129,000 during the year ended December 31, 2008 ($128,400 - 2007).  The compensation was revised to $15,000 per month effective February 2009.  The principal of ICC became a member of the Company’s board of directors during 2008 and is a principal of an entity that holds certain of the Company’s convertible notes payable.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, consist of the following for the years ended December 31, 2008 and 2007.

	2008	2007
Conversion of notes payable and accrued interest due to related party to shares of common stock	$60,938	$54,500

Purchase of equipment through long-term obligations	$10,987	$35,388

Issuance of 100,000 shares of common stock in exchange for consulting services provided over one year	$-	$50,000

NOTE 14. – SUBSEQUENT EVENTS

On February 13, 2009, the Company issued 500,000 unregistered shares of common stock upon conversion of $25,000 of principal according to the terms of outstanding notes payable to a related party.

Subsequent to year end and through March 6, 2009, the Company issued 882,500 stock options to various employees according to the terms of its stock option plans and cancelled 150,000 employee stock options.