Form 10-Q
period 2009-03-31
INFINITE GROUP INC
filed 2009-05-15
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
              Yes ☐ No ☐

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
    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 25,469,078 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 11, 2009.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009

Table of Contents

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

INFINITE GROUP, INC.
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$71,149	$153,336
Accounts receivable, net of allowance of $35,000	1,055,045	1,004,114
Prepaid expenses and other current assets	80,626	47,379
Total current assets	1,206,820	1,204,829

Property and equipment, net	64,432	69,750

Other assets - deposits	15,515	15,515
Total assets	$1,286,767	$1,290,094

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	440,307	328,654
Accrued payroll	444,074	304,819
Accrued interest payable	259,316	280,547
Accrued retirement and pension	2,661,905	2,367,312
Accrued expenses-other	54,485	62,516
Current maturities of notes payable	7,655	7,426
Note payable	30,000	30,000
Notes payable-related parties	305,000	40,000
Total current liabilities	4,202,742	3,421,274

Long-term obligations:
Notes payable	212,264	239,266
Notes payable-related parties	684,624	999,624
Accrued pension expense	1,147,231	1,337,231
Total liabilities	6,246,861	5,997,395

Commitments and contingencies (note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,469,078 (24,969,078 - 2008) shares issued and outstanding	25,469	24,969
Additional paid-in capital	29,773,181	29,699,795
Accumulated deficit	(31,541,485)	(31,214,806)
Accumulated other comprehensive loss	(3,217,259)	(3,217,259)
Total stockholders’ deficiency	(4,960,094)	(4,707,301)
Total liabilities and stockholders’ deficiency	$1,286,767	$1,290,094

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Sales	$2,655,930	$2,466,810
Cost of services	1,992,710	1,716,271
Gross profit	663,220	750,539

Costs and expenses:
General and administrative	296,791	262,312
Defined benefit pension plan	164,869	48,961
Selling	455,369	412,320
Total costs and expenses	917,029	723,593
Operating income (loss)	(253,809)	26,946

Other expense - interest expense:
Related parties	(20,663)	(32,353)
Other	(48,207)	(46,035)
Total other expense - interest expense	(68,870)	(78,388)
Loss before income tax expense	(322,679)	(51,442)
Income tax expense	(4,000)	(615)
Net loss	$(326,679)	$(52,057)

Net loss per share - basic and diluted	$(.01)	$(.00)

Weighted average number of shares outstanding - basic and diluted	25,230,189	23,774,672

See notes to consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net loss	$(326,679)	$(52,057)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock based compensation	48,886	61,280
Depreciation	8,180	8,954
Increase in assets:
Accounts receivable	(50,931)	(188,724)
Other current assets	(33,247)	(6,715)
Increase in liabilities:
Accounts payable	111,653	43,712
Accrued expenses	134,993	119,640
Accrued pension obligations	104,593	39,777
Net cash (used) provided by operating activities	(2,552)	25,867

Investing activities:
Purchase of property and equipment	(2,862)	(5,285)
Net cash used by investing activities	(2,862)	(5,285)

Financing activities:
Repayments of notes payable	(26,773)	(990)
Repayments of note payable-related party	(50,000)	(1,399)
Proceeds from exercise of stock options	-	16,667
Net cash (used) provided by financing activities	(76,773)	14,278
Net (decrease) increase in cash	(82,187)	34,860
Cash - beginning of period	153,336	28,281
Cash - end of period	$71,149	$63,141

Supplemental disclosure:
Cash paid for:
Interest	$54,469	$59,491
Income taxes	$4,000	$615

See notes to consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”), included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements.  These policies require management to make complex or subjective judgments about matters that are inherently uncertain.  Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2008 presents a summary of significant accounting policies.

Reclassification

The Company reclassified certain prior year amounts in its financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

Business Combinations (SFAS 141R) and Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160) - In December 2007, the FASB issued SFAS 141R and SFAS 160 which will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and 160 have been adopted simultaneously on January 1, 2009 and are not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009.  The Company does not believe the adoption of this staff position will materially impact its consolidated financial statements and disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009.  The Company has not determined the effect that the adoption of this staff position will have on its consolidated financial statements and disclosures.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).  FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of FSP 132(R)-1 on its financial statements and intends to adopt the new disclosure requirements in the year ending December 31, 2009.

Note 3. Stock Option Plans

The Company has stock options plans covering up to an aggregate of 9,223,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the three months ended March 31, 2009 and 2008.

	2009	2008
Risk-free interest rate	2.09%	3.74%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	50%
Expected life of options	5.75 years	10 years

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers of $48,886 and $61,280 for the three months ended March 31, 2009 and 2008, respectively.  There was no impact on net loss per share for the three months ended March 31, 2009 and 2008.

A summary of all stock option activity for the three months ended March 31, 2009 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,851,500	$.28

Options granted	882,500	$.18

Options expired	(150,000)	$.54

Outstanding at March 31, 2009	5,584,000	$.26	6.9 years	$245,940

Exercisable at March 31, 2009	4,370,667	$.24	6.2 years	$231,807

The weighted average fair value of options granted during the three months ended March 31, 2009 was approximately $.12 ($.50 during the three months ended March 31, 2008).  No options were exercised during the three months ended March 31, 2009.  Options for 66,667 shares at $.25 per share were exercised during the three months ended March 31, 2008 with an intrinsic value of $38,000.

A summary of the status of nonvested stock option activity for the three months ended March 31, 2009 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2008	623,333	$.33
Granted	882,500	$.12
Vested	(200,833)	$.16
Forfeited or expired	(91,667)	$.52
Nonvested at March 31, 2009	1,213,333	$.19

At March 31, 2009, there was approximately $176,500 of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized over a weighted average period of approximately 1.25 years.  The total fair value of shares vested during the three months ended March 31, 2009 was approximately $32,900.

Note 4.  Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, stock warrants and convertible notes payable including convertible accrued interest payable.  Stock options and warrants with exercise prices that exceeded the average fair market value of common stock had an antidilutive effect and therefore, were excluded from the computation of net income (loss) per share.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercise.  In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three months ended March 31, 2009 and 2008, the Company had 25,230,189 and 23,774,672 weighted average shares of its common stock outstanding, respectively.  If the Company had generated earnings during the three months ended March 31, 2009 and 2008, 18,097,864 and 20,305,455 common stock equivalents, respectively, would have been added to the weighted average shares outstanding.  These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of common stock during the period.  The proceeds of the exercise are assumed to be used to purchase common stock for treasury and the incremental shares are added to the weighted average shares outstanding.

Note 5. – Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the Osley & Whitney, Inc. Retirement Plan (Plan).  Although the Company continued to act as the sponsor of the Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In February 2009, the Company received a draft of a proposed revenue agent report from the Treasury that indicates that the Treasury staff disagrees with the Company’s position.  The draft revenue agent response indicates that the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the Plan.  The draft response also states that additional penalties could be imposed.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with Treasury procedures, are in the process of responding with a detailed analysis of its opposition to their findings.

If the Treasury staff does not reconsider and conclude in the Company’s favor, the Company expects that the Treasury will issue a formal revenue agent report reiterating its preliminary position.  In this event, the Company will commence and diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it may become obligated for additional estimated excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required Plan contributions, which required contributions were $1,836,359 at December 31, 2008.  No excise taxes for 2006 and 2007 or related interest have been assessed and no portion of this amount has been accrued at December 31, 2008 and March 31, 2009.  The Company has accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of $427,240 as of March 31, 2009 ($420,362 - December 31, 2008), which does not include any amounts disclosed above.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  Plan termination is subject to approval by the Pension Benefit Guaranty Corporation and requires providing additional documentation regarding the Company’s status and the status of the Plan.

At March 31, 2009, the Company had accrued liabilities of $3,740,373, which includes $427,240 recorded for excise taxes on unfunded contributions, related to the Plan and accumulated other comprehensive loss of $3,217,259 which was recorded as a reduction of stockholders’ deficiency.  The market value of the Plan assets decreased from $2,150,094 at December 31, 2008 to $1,827,624 at March 31, 2009.  The decrease was comprised of investment losses of $207,669, benefit payments of $113,741 and expenses paid of $1,060.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months Ended March 31,
	2009	2008
Interest cost	$71,996	$74,248
Expected return on plan assets	(42,115)	(72,686)
Service cost	17,750	16,250
Actuarial loss	37,343	27,455
Net periodic pension cost	$84,974	$45,267

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the conversion of accrued interest payable of $25,000 into 500,000 shares of common stock during the three months ended March 31, 2009 and the conversion of $12,500 of accrued interest payable into 250,000 shares of common stock during the three months ended March 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, server virtualization, cloud computing, wireless technology, human capital services, enterprise architecture, and earned value management.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have a business development office in the Washington, D.C. metropolitan area.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.   We have entered into various subcontract agreements with prime contractors to the U.S. government, state and local governments and commercial customers.

Results of Operations

Comparison of the Three Months ended March 31, 2009 and 2008

The following table compares our statement of operations data for the three months ended March 31, 2009 and 2008.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2009 vs. 2008
		As a % of		As a % of	Amount of	% Increase
	2009	Sales	2008	Sales	Change	(Decrease)

Sales	$2,655,930	100.0%	$2,466,810	100.0%	$189,120	7.7%
Cost of services	1,992,710	75.0	1,716,271	69.6	276,439	16.1
Gross profit	663,220	25.0	750,539	30.4	(87,319)	(11.6)
General and administrative	296,791	11.2	262,312	10.6	34,479	13.1
Defined benefit pension plan	164,869	6.2	48,961	2.0	115,908	236.7
Selling	455,369	17.1	412,320	16.7	43,049	10.4
Total operating expenses	917,029	34.5	723,593	29.3	193,436	26.7
Operating income (loss)	(253,809)	(9.6)	26,946	1.1	(280,755)	(1,041.9)
Interest expense	(68,870)	(2.6)	(78,388)	(3.2)	9,518	(12.1)
Income tax expense	(4,000)	(0.2)	(615)	(0.0)	(3,385)	550.4
Net loss	$(326,679)	(12.3)%	$(52,057)	(2.1)%	$(274,622)	527.5%

Net loss per share - basic and diluted	$(.01)		$(.00)

         Sales

Sales for the three months ended March 31, 2009 were $2,655,930 as compared to sales for the three months ended March 31, 2008 of $2,466,810, an increase of $189,120 or 7.7%.  The increase was a result of sales generated from new projects in 2009 including virtual server consolidation projects for several clients.  Certain projects were completed during 2008 and those sales were replaced by sales from new projects in 2009.   These new projects are supported by virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

        Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group.  Cost of services for the three months ended March 31, 2009 was $1,992,710 or 75.0% of sales as compared to $1,716,271 or 69.6% for the three months ended March 31, 2008.  Gross profit was $663,220 or 25.0% of sales for the three months ended March 31, 2009 compared to $750,539 or 30.4% of sales for the three months ended March 31, 2008.  The decrease in gross profit margin is due to a change in the mix of our business resulting from the completion of certain projects in 2008 which provided better profit margins than our recurring network service contracts and our new projects in 2009.  Although our objective is to maintain an overall gross margin of approximately 30%, which was accomplished for the three months ended March 31, 2008, in the future we may submit bids on new projects with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales.  Included in cost of sales are expenses associated with employee stock options of $30,439 and $22,508 for the three months ended March 31, 2009 and 2008, respectively.

        General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended March 31, 2009 increased by $34,479 or 13.1% to $296,791 as compared to $262,312 for the same period in 2008.  The increases in general and administrative expense are primarily attributable to the audit fees incurred, variable incentive compensation paid to our employee recruiter as we hired more employees and consulting expenses.  As a percentage of sales, general and administrative expenses were 11.2% for the three months ended March 31, 2009 and 10.6% for the same period in 2008.  Included in general and administrative expenses are expenses associated with employee stock options of $4,709 and $4,298 for the three months ended March 31, 2009 and 2008, respectively.

        Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $164,869 for the three months ended March 31, 2009 and $48,961 for the three months ended March 31, 2008, an increase of $115,908.  During the three months ended March 31, 2009, we incurred legal and professional fees of approximately $46,600 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities as compared to approximately $5,700 for the three months ended March 31, 2008.  Net periodic pension cost increased by approximately $39,700 to $84,974 for the three months ended March 31, 2009 due principally to a decline in the market value of O&W Plan assets as a result of adverse market conditions during 2008.  We continue to accrue interest and fees on unpaid excise taxes and unfunded contributions, which amounts increased by approximately $35,300 for the three months ended March 31, 2009 from 2008.

        Selling Expenses

For the three months ended March 31, 2009 we incurred selling expenses of $455,369 associated with growing our IT Services Group business compared to $412,320 for the three months ended March 31, 2008, an increase of $43,049.  The increase is principally due to the addition of new sales and business development personnel in the third and fourth quarters of 2008 to develop more new sales opportunities and to prepare proposals for new projects.  Included in selling expenses are expenses associated with employee stock options of $16,930 and $15,879 for the three months ended March 31, 2009 and 2008, respectively.

Operating Income (Loss)

For the three months ended March 31, 2009, we had an operating loss of $253,809, a change of $(280,755) compared to income of $26,946 for the three months ended March 31, 2008.  This is principally attributable to two factors: first, while our sales increased by $189,120 from $2,466,810 for the three months ended March 31, 2008 to $2,655,930 for the three months ended March 31, 2009, our gross profit decreased by $87,319; and second, our operating expenses increased by $193,436, which consisted of increases in defined benefit pension plan expenses of $115,908, general and administrative expenses of $34,479, and selling expenses of $43,049 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Interest Expense

Net interest expense was $68,870 for the three months ended March 31, 2009 compared to $78,388 for the three months ended March 31, 2008, a decrease of $9,518. The decrease is due to lower average principal balances on related party notes for the three months ended March 31, 2009 and a reduction in the contractual interest rate on these notes payable from 8.5% for 2008 to 6.0% for 2009.

       Income Taxes

Income tax expense was $4,000 and $615 for the three months ended March 31, 2009 and 2008, respectively, consisting of state taxes.

      Net Loss

For the three months ended March 31, 2009, we recorded a net loss of ($326,679) or $(.01) per share compared to a net loss of ($52,057) or $(.00) per share for the three months ended March 31, 2008.

        Liquidity and Capital Resources

At March 31, 2009, we had cash of $71,149 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is our $800,000 factoring line of credit.  At March 31, 2009, we had approximately $92,000 of availability under this line and had adequate accounts receivable to use the remaining available line.

At March 31, 2009, we had a working capital deficit of approximately $3.0 million and a current ratio of .29.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $2.6 million, working capital would have been a deficit of approximately $403,000.

If we continue to incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy.  Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable, to fund our payroll and accounts payable on a timely basis.

During 2008 and 2009, we financed our business activities through the issuance of notes payable to third parties, including related parties and financing through sales with recourse of our accounts receivable.  We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

The following table sets forth our sources and uses of cash for the periods presented.

	Three Months Ended March 31,
	2009	2008
Net cash provided (used) by operating activities	$(2,552)	$25,867
Net cash used by investing activities	(2,862)	(5,285)
Net cash provided (used) by financing activities	(76,773)	14,278
Net increase (decrease) in cash	$(82,187)	$34,860

Cash Flows Provided (Used) by Operating Activities

During the three months ended March 31, 2009, cash used by operations was $2,552 compared with cash provided by operations of $25,867 for the same period in 2008.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms. The decrease in cash provided by operations in 2009 was primarily due to net loss $326,679 in 2009 as compared to a net loss of $52,057 in 2008.  Our accounts receivable increased principally due to the growth of sales in 2009.  The increase in total liabilities that affect operating activities is primarily due to increased accrued O&W Plan pension obligations of $104,593 during the three months ended March 31, 2009.

Cash Flows Used by Investing Activities

Cash used by investing activities during the three months ended March 31, 2009 was $2,862 compared with $5,285 for the same period in 2008.  Cash used by investing activities was primarily for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We do not have plans for significant capital expenditures in the near future.

Cash Flows Provided (Used) by Financing Activities

Cash used by financing activities was $76,773 for the three months ended March 31, 2009 for principal payments on notes payable.  In comparison, for the three months ended March 31 2008, cash provided by financing activities was $14,278 due to $16,667 from the exercise of an option for common stock offset by principal payments of $2,389 on notes payable.  We anticipate that we will use approximately $7,700 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations to third parties.  In addition, notes payable to a related party of $265,000 become contractually due in January 2010.  We may continue to repay other notes payable as working capital is generated.

Credit Agreement

We have a line of credit of up to $800,000 with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us.  We pay fees based on the length of time that the invoice remains unpaid.  At March 31, 2009, we had approximately $92,000 of availability under this line and had adequate accounts receivable to use the remaining available line.

We believe the capital resources available to us under our line of credit and cash that will be provided from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.

There is no assurance, that our current resources or cash flow from operations will be adequate to fund the liabilities under the O&W Plan if the Department of Treasury (Treasury) does not concur with our position or that we will be successful in raising additional working capital when necessary.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

We have recently financed our business activities through the issuance of notes payable to third parties, including related parties, exercises of stock options, and financing through sales with recourse of our accounts receivable.

We have used our common stock to provide compensation to certain employees and consultants and to fund liabilities.

Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.

There is no assurance, that our current resources or cash flow from operations will be adequate to fund the liabilities under the O&W Plan if the Treasury does not concur with our position or that we will be successful in raising additional working capital when necessary.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

The current recessionary economy may impact certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We have Microsoft Gold Partner status, are a VMware Authorized Consultant (VAC) and are a member of the Hewlett Packard Developer and Solutions Partner Program (DSPP) which we believe provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.  Certain clients have started to or are planning to reduce the scope of certain projects given the current economic conditions and such reductions could curtail our overall sales growth rate.

The U.S. and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expand our business.  If our clients are not able to obtain sufficient financing, the clients could delay their payments to us which would negatively impact our cash flow.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our debt or equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Osley & Whitney, Inc. Retirement Plan

As of December 31, 2004, we sold or closed all of our prior businesses.  Currently, our sole business is the provision of IT consulting services.  The following discussion of the O&W Plan relates to the business that was closed and sold and its current effect on our operations and financial position.

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan.  Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, we submitted information to the Treasury advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In February 2009, we received a draft of a proposed revenue agent report from the Treasury that indicates that the Treasury staff disagrees with our position.  The draft revenue agent response indicates that we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The draft response also states that additional penalties could be imposed.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with Treasury procedures are in the process of responding with a detailed analysis of our opposition to their findings.

If the Treasury staff does not reconsider and conclude in our favor, we expect that the Treasury will issue a formal revenue agent report reiterating its preliminary position.  In this event, we will commence and diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the O&W Plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of all required O&W Plan contributions, which required contributions were $1,836,359 at December 31, 2008.  No excise taxes for 2006 and 2007 or related interest have been assessed and no portion of this amount has been accrued at December 31, 2008 and March 31, 2009.  We have accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of $427,240 as of March 31, 2009 ($420,362 - December 31, 2008) which does not include any amounts disclosed above.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the O&W Plan in a distress termination with a proposed termination date of June 30, 2009.  O&W Plan termination is subject to approval by the Pension Benefit Guaranty Corporation and requires providing additional documentation regarding our status and the status of the O&W Plan.

At March 31, 2009, we had accrued liabilities of $3,740,373, which includes $427,240 recorded for excise taxes on unfunded contributions, related to the O&W Plan and accumulated other comprehensive loss of $3,217,259 which was recorded as a reduction of stockholders’ deficiency.  The market value of the O&W Plan assets decreased from $2,150,094 at December 31, 2008 to $1,827,624 at March 31, 2009.  The decrease was comprised of investment losses of $207,669, benefit payments of $113,741 and expenses paid of $1,060.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2009, we issued 500,000 restricted shares of our common stock to an accredited investor upon conversion of $25,000 of accrued interest payable on certain outstanding notes payable in accordance with the terms of such notes.

The issuance of these shares was exempt from registration, as they were nonpublic offerings made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

In addition, in February and March 2009, we granted options to purchase 882,500 shares of our common stock at exercise prices ranging from $.16 to $.20 per share.  The grants were exempt from registration pursuant to Section 4(2) of the Act.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

_______________________
*	Filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)

Date May 15, 2009	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2009	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)