Form 10-Q
period 2009-06-30
INFINITE GROUP INC
filed 2009-08-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2009

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

Yes ☐No ☐
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
There were 25,494,078 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 11, 2009.

INFINITE GROUP, INC.

FORM 10-Q REPORT

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
	June 30,	December 31,
	2009 (Unaudited)	2008 (Audited)
ASSETS
Current assets:
Cash	$40,317	$153,336
Accounts receivable, net of allowance of $35,000	1,042,879	1,004,114
Prepaid expenses and other current assets	65,854	47,379
Total current assets	1,149,050	1,204,829

Property and equipment, net	57,540	69,750

Other assets – security deposits	15,515	15,515
Total assets	$1,222,105	$1,290,094

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$643,758	$328,654
Accrued payroll	339,276	304,819
Accrued interest payable	272,948	280,547
Accrued pension and retirement	2,790,435	2,367,312
Accrued expenses – other	51,659	62,516
Current maturities of notes payable	7,893	7,426
Notes payable	205,000	30,000
Notes payable-related parties	305,000	40,000
Total current liabilities	4,615,969	3,421,274

Long-term obligations:
Notes payable	35,199	239,266
Notes payable-related parties	684,624	999,624
Accrued pension expense	1,147,231	1,337,231
Total liabilities	6,483,023	5,997,395

Commitments and contingencies (note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,469,078 (24,969,078 – 2008) shares issued and outstanding	25,469	24,969
Additional paid-in capital	29,813,186	29,699,795
Accumulated deficit	(31,882,314)	(31,214,806)
Accumulated other comprehensive loss	(3,217,259)	(3,217,259)
Total stockholders’ deficiency	(5,260,918)	(4,707,301)
Total liabilities and stockholders’ deficiency	$1,222,105	$1,290,094

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$2,908,099	$2,163,615	$5,564,029	$4,630,425
Cost of services	2,285,969	1,652,404	4,278,679	3,368,676
Gross profit	622,130	511,211	1,285,350	1,261,749

Costs and expenses:
General and administrative	315,417	261,270	612,208	523,582
Defined benefit pension plan	131,877	50,031	296,746	98,992
Selling	437,770	345,724	893,139	758,044

Total costs and expenses	885,064	657,025	1,802,093	1,380,618
Operating loss	(262,934)	(145,814)	(516,743)	(118,869)

Interest expense:
Related parties	(20,700)	(32,025)	(41,363)	(64,377)
Other	(57,195)	(44,917)	(105,402)	(90,952)
Total interest expense	(77,895)	(76,942)	(146,765)	(155,329)

Loss before income tax expense	(340,829)	(222,756)	(663,508)	(274,198)
Income tax expense	-	-	(4,000)	(615)
Net loss	$(340,829)	$(222,756)	$(667,508)	$(274,813)

Net loss per share – basic and diluted	$(.02)	$(.01)	$(.03)	$(.01)

Weighted average number of shares outstanding – basic and diluted	25,469,078	24,482,371	25,350,293	24,128,522

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net loss	$(667,508)	$(274,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	88,891	116,812
Depreciation	15,620	18,323
Increase in assets:
Accounts receivable	(38,765)	(81,553)
Other assets	(18,475)	(7,155)
Increase in liabilities:
Accounts payable	315,104	100,276
Accrued expenses	41,001	38
Accrued pension and retirement	233,123	84,569
Net cash used by operating activities	(31,009)	(43,503)

Investing activities:
Purchase of property and equipment	(3,410)	(16,205)
Net cash used by investing activities	(3,410)	(16,205)

Financing activities:
Repayments of notes payable	(28,600)	(1,999)
Repayments of note payable-related party	(50,000)	(52,081)
Proceeds from note payable	-	200,000
Proceeds from exercise of stock options	-	16,667
Net cash provided by (used by) financing activities	(78,600)	162,587

Net increase (decrease) in cash	(113,019)	102,879
Cash – beginning of period	153,336	28,281
Cash – end of period	$40,317	$131,160

Supplemental disclosure:
Cash paid for:
Interest	$120,771	$130,235
Income taxes	$4,000	$615

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) - The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including the Company.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Company will revise its references to Statement of Financial Accounting Standards and refer to the Codification as its source for GAAP.

SFAS No. 165, “Subsequent Events.” - The Statement was issued in May 2009 and establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures.  The Statement was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company.  The Company has evaluated subsequent events for recognition and disclosure in the unaudited consolidated financial statements for the three and six months ended June 30, 2009.  Events are evaluated based on whether they represent information existing as of June 30, 2009, which require recognition in the unaudited consolidated financial statements or new events occurring after June 30, 2009, which do not require recognition, but require disclosure if the event is significant to the unaudited consolidated financial statements.    These financial statements have not been updated for events occurring after August 12, 2009, which is the date these financial statements were available to be issued.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to the Company’s disclosures beginning with the quarter ended June 30, 2009.  The Company has determined that the adoption of this staff position will not materially impact its consolidated financial statements and disclosures.

With respect to fair value of financial instruments interim disclosures, the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses payable are reasonable estimates of their fair value due to their short maturity.  Based on the borrowing rates currently available to the Company for loans similar to the Company’s term notes and notes payable, the fair value approximates its carrying amount.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).  FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of FSP 132(R)-1 on its financial statements and intends to adopt the new disclosure requirements for the year ending December 31, 2009.

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 9,223,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants.  Such awards include options, warrants and stock grants.

The fair value of each option granted is estimated using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2009 and 2008.

	2009	2008
Risk-free interest rate	2.09% - 2.47%	3.74% - 4.10%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	50%
Expected life of options	5.75 years	10 years

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the three months and six months ended June 30, 2009 and 2008 as follows.  There was no impact from SFAS 123R on net loss per share for the three or six months ended June 30, 2009 and 2008.

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Employee stock options	$38,981	$55,532	$91,060	$98,217
Consultants – common stock warrants	1,023	-	(2,169)	6,095
Consultant – shares of common stock	-	-	-	12,500
Total expense	$40,004	$55,532	$88,891	$116,812

A summary of all stock option activity for the six months ended June 30, 2009 follows:
	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,851,500	$.28
Options granted	892,500	$.18
Options expired	(155,000)	$.54
Outstanding at June 30, 2009	5,589,000	$.26	6.6 years	$537,330

Exercisable at June 30, 2009	4,442,667	$.25	5.9 years	$459,380

The weighted average fair value of options granted during the six months ended June 30, 2009 was approximately $.12 ($.34 during the six months ended June 30, 2008).  Options for 66,667 shares were exercised during the six months ended June 30, 2008. No options were exercised during the six months ended June 30, 2009.  The Company received aggregate proceeds of $16,667 upon exercise of such options which had an intrinsic value of $38,000.

A summary of nonvested stock option activity for the six months ended June 30, 2009 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2008	623,333	$.33
Options granted	892,500	$.12
Options vested	(274,500)	$.20
Options forfeited	(95,000)	$.34

Nonvested outstanding at June 30, 2009	1,146,333	$.20

At June 30, 2009, there was approximately $154,500 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted average period of one year.  The total fair value of shares that vested during the six months ended June 30, 2009 was approximately $55,663.

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

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and six months ended June 30, 2009 and 2008 as set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average number of shares outstanding	25,469,078	24,482,371	25,350,393	24,128,522

Common stock equivalents	18,736,294	19,717,604	18,514,815	19,680,827

Options to purchase 2,360,500 shares of common stock for the three and six months ended June 30, 2009, (zero and 145,500 shares of common stock for the three and six months ended June 30, 2008) that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 5.  Employee Pension Plan

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

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In February 2009, the Company received a proposed draft of the revenue agent report from the Treasury that indicated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the Plan.  The draft response also states that additional penalties could be imposed.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to their findings.

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

If the Company does not ultimately prevail, it may become obligated for additional estimated excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of each year’s required Plan contributions.  The required Plan contributions were approximately $2 million at June 30, 2009.  No excise taxes for 2006 and 2007 or related interest has been assessed and no portion of those amounts have been accrued at December 31, 2008 and June 30, 2009.  The Company has accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $440,000 as of June 30, 2009 ($420,362 - December 31, 2008), which does not include any amounts as stated above.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  Plan termination is subject to approval by the PBGC and requires providing additional documentation regarding the Company’s status and the status of the Plan.  On July 13, 2009, the Company provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  As of August 12, 2009, the PBGC has neither acted on the information that the Company provided nor requested additional information.

At June 30, 2009, the Company had accrued liabilities of $3,860,881 ($3,622,122 – December 31, 2008), which includes approximately $440,000 ($420,362 – December 31, 2008) recorded for excise taxes on unfunded contributions, related to the Plan and accumulated other comprehensive loss of $3,217,259 ($3,217,259 – December 31, 2008) which was recorded as a reduction of stockholders’ deficiency.  The market value of the Plan assets decreased from $2,150,094 at December 31, 2008 to $1,990,714 at June 30, 2009.  The decrease was comprised of investment returns of $57,121 offset by benefit payments of $226,176 and net expense credits of $9,675.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008

Interest cost	$71,996	$74,248	$143,993	$134,336
Expected return on plan assets	(42,115)	(72,686)	(84,231)	(145,372)
Service cost	17,750	16,250	35,500	32,500
Actuarial loss	37,343	27,455	74,687	54,910
Net periodic pension cost	$84,974	$45,267	$169,949	$76,374

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Six Months Ended June 30,
	2009	2008
Conversion of accrued interest payable under note payable into 500,000 and 850,000 shares of common stock, respectively	$25,000	$42,500

During the six months ended June 30, 2008, warrants were exercised for 122,500 shares of common stock on a cashless basis resulting in the Company’s net issuance of 68,696 shares of common stock.

Note 7.  Accounts Receivable Financing Line

During the three months ended June 30, 2009, the Company increased its accounts receivable financing line from $800,000 to $2 million including a sublimit for one major client of $1.5 million.  The fee schedule was also revised.  The fee for the first 30 days is 1% (previously 1.5%) and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of June 30, 2009 (previously fees were charged at one half of one percent for each ten day period or portion thereof).  At June 30, 2009, the Company could finance up to another approximately $150,000 based on eligible accounts receivable.

********

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2009 and 2008

The trends suggested by the following tables are not indicative of future operating results.  The following table compares our statements of operations data for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
					2009 vs. 2008
		As a % of		As a % of	Amount of	% Increase
	2009	Sales	2008	Sales	Change	(Decrease)

Sales	$2,908,099	100.0%	$2,163,615	100.0%	$744,484	34.4%
Cost of services	2,285,969	78.6	1,652,404	76.4	633,565	38.3
Gross profit	622,130	21.4	511,211	23.6	110,919	21.7
General and administrative	315,417	10.8	261,270	12.1	54,147	20.7
Defined benefit pension plan	131,877	4.5	50,031	2.3	81,846	163.6
Selling	437,770	15.1	345,724	16.0	92,046	26.6
Total costs and expenses	885,064	30.4	657,025	30.4	228,039	34.7
Operating loss	(262,934)	(9.0)	(145,814)	(6.7)	(117,120)	80.3
Interest expense	(77,895)	(2.7)	(76,942)	(3.6)	(953)	1.2
Net loss	$(340,829)	(11.7)%	$(222,756)	(10.3)%	$(118,073)	53.0%

Net loss per share - basic and diluted	$(.02)		$(.01)		$(.01)

The following table compares our statements of operations data for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
						2009 vs. 2008
		As a % of		As a % of		Amount of	% Increase
	2009	Sales	2008	Sales		Change	(Decrease)

Sales	$5,564,029	100.0%	$4,630,425	100.0%		$933,604	20.2%
Cost of services	4,278,679	76.9	3,368,676	72.8		910,003	27.0
Gross profit	1,285,350	23.1	1,261,749	27.2		23,601	1.9
General and administrative	612,208	11.0	523,582	11.3		88,626	16.9
Defined benefit pension plan	296,746	5.3	98,992	2.1		197,754	199.8
Selling	893,139	16.1	758,044	16.4		135,095	17.8
Total costs and expenses	1,802,093	32.4	1,380,618	29.8		421,475	30.5
Operating loss	(516,743)	(9.3)	(118,869)	(2.6)		(397,874)	334.7
Interest expense	(146,765)	(2.6)	(155,329)	(3.3)		8,564	(5.5)
Income tax expense	(4,000)	(.1)	(615)			(3,385)	550.4
Net loss	$(667,508)	(12.0)%	$(274,813)	(5.9	) %	$(392,695)	142.9%

Net loss per share - basic and diluted	$(.03)		$(.01)			$(.02)

Sales

Sales for the three months ended June 30, 2009 were $2,908,099, an increase of $744,484 or 34.4% as compared to sales for the three months ended June 30, 2008 of $2,163,615.  Sales for the six months ended June 30, 2009 were $5,564,029, an increase of $933,604 or 20.2% as compared to sales for the six months ended June 30, 2008 of $4,630,425.  The increase was principally due to growth in the number of new virtualization projects during 2009.  Certain projects were completed during 2008 and those sales were replaced by sales from new projects in 2009.  We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.

We are actively pursuing opportunities to develop additional sales from new and existing target markets.  In June 2009, we submitted a proposal for state and local government business projects within the Gulf Coast region.  We are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to small business subcontractors.  In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales.  Cost of services for the three months ended June 30, 2009 was $2,285,969 or 78.6% of sales as compared to $1,652,404 or 76.4% of sales for the three months ended June 30, 2008.  Gross profit was $622,130 or 21.4% of sales for the three months ended June 30, 2009 compared to $511,211 or 23.6% of sales for the three months ended June 30, 2008.  Cost of services for the six months ended June 30, 2009 was $4,278,679 or 76.9% of sales as compared to $3,368,676 or 72.8% of sales for the six months ended June 30, 2008.  Gross profit was $1,285,350 or 23.1% of sales for the six months ended June 30, 2009 compared to $1,261,749 or 27.2% of sales for the six months ended June 30, 2008.

The decrease in the gross profit percent in 2009 is due to increased sales volume which was offset by a change in the mix of our contracts as a result of completing higher margin projects in 2008 and adding new lower margin projects in 2009.  We also experienced a decrease in personnel utilization rates when certain project commencement dates were deferred.

Although our objective is to maintain an overall gross margin of approximately 30%, we have experienced lower margins on certain new projects.  One of our business objectives is to generate new opportunities for long-term, larger volume contracts and more stable sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended June 30, 2009 were $315,417 which was an increase of $54,147 or 20.7% as compared to $261,270 for the three months ended June 30, 2008.   As a percentage of sales, general and administrative expense was 10.8% for the three months ended June 30, 2009 and 12.1% for the three months ended June 30, 2008.

General and administrative expenses for the six months ended June 30, 2009 increased by $88,626 or 16.9% from $523,582 for the six months ended June 30, 2008 to $612,208 for the six months ended June 30, 2009.  As a percentage of sales, general and administrative expenses were 11.0% for the six months ended June 30, 2009 and 11.3% for the six months ended June 30, 2008.

The increase in general and administrative expenses was due to an increase in consulting fees, an increase in variable incentive compensation paid to our recruiter as we hired more employees and the addition of an employee to support various functions as a direct result of our increased sales volume and number of projects.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with managing a larger business.   However, we expect that general and administrative expenses will remain relatively stable as a percentage of sales as our sales increase.

       Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $131,877 for the three months ended June 30, 2009 and $50,031 for the three months ended June 30, 2008, an increase of $81,846.  We incurred expenses of $296,746 and $98,992 for the six months ended June 30, 2009 and 2008, an increase of $197,754.

During the six months ended June 30, 2009 and 2008, we incurred legal and professional fees of approximately $58,000 and $5,800, respectively, in connection with compliance requirements and advocating our legal position in response to recent communications with the appropriate regulatory authorities.  Net periodic pension cost increased by approximately $108,300 to $170,000 for the six months ended June 30, 2009 due principally to a decline in the market value of O&W Plan assets as a result of adverse market conditions, changes in the pension regulations and declining interest rates.  We continue to accrue interest and fees on unpaid excise taxes and unfunded contributions, which amounts increased by approximately $37,300 for the six months ended June 30, 2009 from 2008.

        Selling Expenses

For the three months ended June 30, 2009, we incurred selling expenses of $437,770 associated with growing our sales as compared to $345,724 for the three months ended June 30, 2008, an increase of $92,046 or 26.6%.  For the six months ended June 30, 2009 we incurred selling expenses of $893,139 associated with growing our sales compared to $758,044 for the six months ended June 30, 2008, an increase of $135,095 or 17.8%.

The increase for the six months ended June 30, 2009 is principally due to the addition of sales and business development personnel in the second half of 2008 to develop more new sales opportunities and to prepare proposals for new projects.

Operating Loss

For the three months ended June 30, 2009 our operating loss was $(262,934) compared to an operating loss of $(145,814) for the three months ended June 30, 2008, an increase of $117,120.  This is attributable to an increase in operating expenses of $228,039 offset by an increase in sales of $744,484 which contributed an additional $110,919 of gross profit.

For the six months ended June 30, 2009 our operating loss was $(516,743) compared to an operating loss of $(118,869) for the six months ended June 30, 2008, an increase of $397,874.  This is attributable to an increase in operating expenses of $421,475 offset by an increase in sales of $933,604 which contributed an additional $23,601 of gross profit.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $77,895 for the three months ended June 30, 2009 compared to interest expense of $76,942 for the three months ended June 30, 2008.  Interest expense was $146,765 for the six months ended June 30, 2009 compared to interest expense of $155,329 for the six months ended June 30, 2008.

Related party interest expense decreased by $11,325 and $23,014 for the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008 due to lower average principal balances on related party notes in 2009 and a reduction in the contractual interest rate on these notes payable from 8.5% for 2008 to 6.0% for 2009.

Other interest expense increased by $12,278 and $14,450 for the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008 in part due to changes in the length of term and volume of accounts receivable invoices that were financed during the respective periods.  Our fees for financing accounts receivable were reduced beginning in June 2009, thus reducing our interest expense.  We incurred additional interest expense in 2009 as compared to 2008 due to $200,000 of new indebtedness that we incurred in June 2008 which was used for working capital purposes; the balance of this indebtedness was reduced to $175,000 during the first quarter of 2009.

       Income Taxes

Income tax expense was $0 for the three months ended June 30, 2009 and 2008, respectively.  Income tax expense was $4,000 and $615 for the six months ended June 30, 2009 and 2008, respectively, consisting of state taxes.

Net Loss

For the three months ended June 30, 2009, we recorded a net loss in the amount of $(340,829) or $(.02) per share compared to a net loss of $(222,756) or $(.01) per share for the three months ended June 30, 2008.  For the six months ended June 30, 2009, we recorded a net loss in the amount of $(667,508) or $(.03) per share compared to a net loss of $(274,813) or $(.01) per share for the six months ended June 30, 2008.

      Stock-Based Compensation

For the six months ended June 30, 2009 and 2008, we recorded expense of $88,891 and $116,812, respectively, for stock options expense issued to employees and board members and equity instruments issued to consultants.

       Cash Flows

The following table sets forth our sources and uses of cash for the periods presented.

	Six Months Ended June 30,
	2009	2008

Net cash used by operating activities	$(31,009)	$(43,503)

Net cash used by investing activities	(3,410)	(16,205)

Net cash provided (used) by financing activities	(78,600)	162,587

Net increase (decrease) in cash	$(113,019)	$102,879

Cash Flows from Operating Activities

During the six months ended June 30, 2009, cash used in operations was $31,009 compared with cash used in operations of $43,503 for the six months ended June 30, 2008.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our accounts receivable increased principally due to the growth of sales in the period.  The increase in liabilities is primarily due to increased accounts payable and accrued pension and retirement expenses.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2009 was $3,410 compared with $16,205 for the six months ended June 30, 2008.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.
We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

During the six months ended June 30, 2009, cash used by financing activities was $78,600 for principal payments on notes payable.  In comparison, for the six months ended June 30, 2008, cash provided by financing activities was $162,587 due to $200,000 from a new working capital loan, and $16,667 from the exercise of an option for common stock offset by principal payments of $54,080 on notes payable.

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

During 2007, we submitted information to the Department of the Treasury (Treasury) advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In February 2009, we received a proposed draft of the revenue agent report from the Treasury that indicated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The draft response also states that additional penalties could be imposed.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the draft report and, in accordance with Treasury procedures, have responded with a detailed analysis of our opposition to their findings.

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

If we do not ultimately prevail, we may become obligated for additional estimated excise taxes on accumulated unfunded O&W Plan contributions for the O&W Plan years ended December 31, 2006 and 2007 of approximately $165,000 and $184,000, respectively, which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur additional excise taxes up to 100% of each year’s required O&W Plan contributions.  Required Plan contributions were $2 million at June 30, 2009.  No excise taxes for 2006 and 2007 or related interest have been assessed and no portion of this amount has been accrued at December 31, 2008 and June 30, 2009.  We have accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $440,000 as of June 30, 2009 ($420,362 - December 31, 2008) which does not include any amounts as stated above.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the O&W Plan in a distress termination with a proposed termination date of June 30, 2009.  O&W Plan termination is subject to approval by the Pension Benefit Guaranty Corporation (PBGC) and requires providing additional documentation regarding our status and the status of the O&W Plan.  On July 13, 2009, we provided information to the PBGC which we believe satisfies the requirements of the PBGC.  As of August 12, 2009, the PBGC has neither acted on the information that we provided nor requested additional information.

At June 30, 2009, we had accrued liabilities of $3,860,881 ($3,622,122 – December 31, 2008), which includes approximately $440,000 ($420,362 – December 31, 2008) recorded for excise taxes on unfunded contributions, related to the O&W Plan and accumulated other comprehensive loss of $3,217,259 ($3,217,259 – December 31, 2008) which was recorded as a reduction of stockholders’ deficiency.  The market value of the O&W Plan assets decreased from $2,150,094 at December 31, 2008 to $1,990,714 at June 30, 2009.  The decrease was comprised of investment returns of $57,121 offset by benefit payments of $226,176 and net expense credits of $9,675.

      Liquidity and Capital Resources

At June 30, 2009, we had cash of $40,317 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our accounts receivable financing facility.  We have a line of credit of up to $2 million with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us.  We pay fees based on the length of time that the invoice remains unpaid.   At June 30, 2009, we could finance up to another approximately $150,000 based on eligible accounts receivable.  We have financed our business through the issuance of notes payable to third parties, including related parties, and financing through sales with recourse of our accounts receivable.   We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

At June 30, 2009, we had a working capital deficit of approximately $3.47 million and a current ratio of .25.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $2.7 million, working capital would have been a deficit of approximately $750,000.   Included in current liabilities are notes payable to related parties of $305,000 and notes payable to third parties of $205,000, which increases the working capital deficit.  Management intends to renegotiate the terms, including extending the maturity date, of a current note payable to a related party of $265,000 prior to its scheduled maturity in January 2010 and a note payable to a third party of $175,000 prior to its scheduled maturity in June 2010.  During 2006, the PBGC placed a lien on all of our assets to secure the contributions of approximately $2 million due to the O&W Plan as of June 30, 2009.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

If we continue to incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy.  Based on our current level of operations, we believe that we have sufficient cash flow and short-term financing sources, principally through sales with recourse of accounts receivable and short-term borrowings from related parties and third parties, to fund our payroll and accounts payable on a timely basis.

      Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.  The capital resources available to us include our line of credit, loans from third parties and cash from our operations which we believe are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales, we believe that this may require us to increase our financing of eligible accounts receivable or obtain additional working capital from other sources to support our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving credit facility; or a refinancing of our credit facilities.

There is no assurance that we will be successful in raising additional working capital when necessary or our current resources or cash flow from operations will be adequate to fund the liabilities under the O&W Plan if the Treasury does not concur with our position.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2009, we issued 25,000 restricted shares of our common stock upon the exercise of outstanding common stock options by a former employee at an exercise price of $.07 per share.

In April and May 2009, we granted options to purchase 10,000 shares of our common stock at exercise prices of $.20 and $.27 per share.

These transactions were exempt from registration, as they were nonpublic offerings or transactions made pursuant to Sections 4(2) of the Securities Act of 1933, as amended.  All shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Infinite Group, Inc. (Registrant)

Date: August 12, 2009	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2009	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)