Form 10-Q
period 2009-09-30
INFINITE GROUP INC
filed 2009-11-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2009.

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
There were 25,661,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 11, 2009.

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

PART I
FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2009 (Unaudited)	2008
ASSETS
Current assets:
Cash	$55,287	$153,336
Accounts receivable, net of allowance of $50,000 ($35,000 - 2008)	1,103,773	1,004,114
Prepaid expenses and other current assets	66,914	47,379
Total current assets	1,225,974	1,204,829

Property and equipment, net	62,298	69,750

Other assets – security deposits	15,515	15,515

Total assets	$1,303,787	$1,290,094

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$502,734	$328,654
Accrued payroll	547,347	304,819
Accrued interest payable	266,798	280,547
Accrued pension and retirement	2,933,628	2,367,312
Accrued expenses – other	52,287	62,516
Current maturities of notes payable	11,329	7,426
Notes payable	205,000	30,000
Notes payable-related parties	414,000	40,000
Total current liabilities	4,933,123	3,421,274

Long-term obligations:
Notes payable	38,631	239,266
Notes payable-related parties	651,324	999,624
Accrued pension expense	1,147,231	1,337,231
Total liabilities	6,770,309	5,997,395

Commitments and contingencies (note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,517,343 (24,969,078 – 2008) shares issued and outstanding	25,517	24,969
Additional paid-in capital	29,844,577	29,699,795
Accumulated deficit	(32,119,357)	(31,214,806)
Accumulated other comprehensive loss	(3,217,259)	(3,217,259)
Total stockholders’ deficiency	(5,466,522)	(4,707,301)
Total liabilities and stockholders’ deficiency	$1,303,787	$1,290,094

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$2,756,463	$2,478,978	$8,320,492	$7,109,403
Cost of services	2,065,766	1,795,927	6,344,445	5,164,602
Gross profit	690,697	683,051	1,976,047	1,944,801

Costs and expenses:
General and administrative	306,425	271,224	918,633	796,029
Defined benefit pension plan	133,468	67,082	430,214	166,074
Selling	416,656	300,268	1,309,795	1,057,090
Total costs and expenses	856,549	638,574	2,658,642	2,019,193
Operating income (loss)	(165,852)	44,477	(682,595)	(74,392)

Interest expense:
Related parties	(21,060)	(30,638)	(62,423)	(95,015)
Other	(50,130)	(41,087)	(155,533)	(132,039)
Total interest expense	(71,190)	(71,725)	(217,956)	(227,054)

Loss before income tax expense	(237,042)	(27,248)	(900,551)	(301,446)
Income tax expense	-	-	(4,000)	(615)

Net loss	$(237,042)	$(27,248)	$(904,551)	$(302,061)

Net loss per share – basic and diluted	$(.01)	$(.00)	$(.04)	$(.01)
Weighted average number of shares outstanding – basic and diluted	25,498,253	24,783,698	25,400,155	24,348,508

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net loss	$(904,551)	$(302,061)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	118,580	197,727
Depreciation	23,568	27,523
Increase in assets:
Accounts receivable, net	(99,659)	(537,392)
Other assets	(19,535)	(5,169)
Increase in liabilities:
Accounts payable	174,780	131,690
Accrued expenses	268,550	204,163
Accrued pension and retirement	376,316	164,659
Net cash used by operating activities	(61,951)	(118,860)

Investing activities:
Purchase of property and equipment	(6,651)	(17,339)
Net cash used by investing activities	(6,651)	(17,339)

Financing activities:
Proceeds from note payable	-	200,000
Repayments of notes payable	(31,197)	(2,956)
Proceeds from notes payable - related parties	76,151	-
Repayments of notes payable - related parties	(76,151)	(66,486)
Proceeds from exercise of stock options	1,750	16,667
Net cash (used) provided by financing activities	(29,447)	147,225

Net (decrease) increase in cash	(98,049)	11,026
Cash - beginning of period	153,336	28,281
Cash - end of period	$55,287	$39,307

Supplemental disclosure:
Cash paid for:
Interest	$173,790	$182,909
Income taxes	$4,000	$615

See notes to consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.  The December 31, 2008 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009. The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

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

Reclassification - The Company reclassified certain prior year amounts in its financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) - The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including the Company.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  Since the Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Company revised its references to Statement of Financial Accounting Standards to refer to the Codification as its source for GAAP.

 “Subsequent Events.” - Codification Topic 855 establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures.  This section of the Codification was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company.  The Company has evaluated subsequent events for recognition and disclosure in the unaudited consolidated financial statements for the three and nine months ended September 30, 2009.  Events are evaluated based on whether they represent information existing as of September 30, 2009, which require recognition in the unaudited consolidated financial statements or new events occurring after September 30, 2009, which do not require recognition, but require disclosure if the event is significant to the unaudited consolidated financial statements.    These financial statements have not been updated for events occurring after November 12, 2009, which is the date these financial statements were available to be issued.

In April 2009, the FASB issued an amendment to the Codification as Topic 825, “Interim Disclosures About Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to the Company’s disclosures beginning with the quarter ended June 30, 2009.  The Company has determined that the adoption of this staff position will not materially impact its consolidated financial statements and disclosures.

With respect to fair value of financial instruments interim disclosures, the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses payable are reasonable estimates of their fair value due to their short maturity.  Based on the borrowing rates currently available to the Company for loans similar to the Company’s term notes and notes payable, the fair value approximates the carrying amount.

In December 2008, the FASB issued an amendment to the Codification as Topic 715, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this amendment is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  It is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this amendment on its financial statements and intends to adopt the new disclosure requirements for the year ending December 31, 2009.

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 9,198,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants.  Such awards include options, warrants and stock grants.

The fair value of each option granted is estimated using the Black-Scholes option-pricing model.  The following assumptions were used for the nine months ended September 30, 2009 and 2008.

	2009	2008
Risk-free interest rate	2.09% - 2.80%	3.74% - 4.10%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	50%
Expected life of options	5.75 years	10 years

Recording stock based compensation expense for the nine months ended September 30, 2009 impacted net loss per share by $.01, from $(.03) loss per share to $(.04) loss per share.  There was no impact from stock based compensation expense on net loss per share for the three months ended September 30, 2009 and for the three and nine months ended September 30, 2008.  The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the three months and nine months ended September 30, 2009 and 2008 as follows.

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Employee stock options	$29,689	$61,027	$120,749	$159,244
Consultants - common stock warrants	-	19,886	(2,169)	25,983
Consultant - shares of common stock	-	-	-	12,500
Total expense	$29,689	$80,913	$118,580	$197,727

A summary of all stock option activity for the nine months ended September 30, 2009 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,851,500	$.28
Options granted	902,500	$.19
Options expired	(217,500)	$.54
Options exercised	(25,000)	$.07
Outstanding at September 30, 2009	5,511,500	$.26	6.4 years	$1,535,000

Exercisable at September 30, 2009	4,578,834	$.26	5.8 years	$1,280,000

The weighted average fair value of options granted during the nine months ended September 30, 2009 was approximately $.12 ($.36 during the nine months ended September 30, 2008).  Options for 25,000 and 66,667 shares were exercised during the nine months ended September 30, 2009 and 2008, respectively.  The Company received aggregate proceeds of $1,750 and $16,667 upon exercise of such options during the nine months ended September 30, 2009 and 2008, which had an intrinsic value of $8,250 and $38,000, respectively.

A summary of nonvested stock option activity for the nine months ended September 30, 2009 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2008	623,333	$.33
Options granted	902,500	$.12
Options vested	(458,167)	$.26
Options forfeited	(135,000)	$.34
Nonvested outstanding at September 30, 2009	932,666	$.16

At September 30, 2009, there was approximately $117,600 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted average period of one year.  The total fair value of shares that vested during the nine months ended September 30, 2009 was approximately $119,194.

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

If the Company had generated earnings, common stock equivalents would have been added to the weighted average shares outstanding during the three and nine months ended September 30, 2009 and 2008 as set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding	25,498,253	24,783,698	25,400,155	24,348,508
Common stock equivalents	19,829,201	19,605,103	19,167,233	19,573,817

Options to purchase 1,193,500 and 1,905,500 shares of common stock for the three and nine months ended September 30, 2009, (375,000 and 371,500 shares of common stock for the three and nine months ended September 30, 2008) that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

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

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, will respond with a detailed analysis of its opposition to their findings.  The Company will diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.0 million as of September 30, 2009 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $200,000 for the year ended December 31, 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes of approximately $1.2 million and additional excise taxes up to 100% of each year’s required funding deficiency of approximately $3.5 million for the years ended December 31, 2006 and 2007.  The Company has accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $440,000 as of September 30, 2009 ($420,362 at December 31, 2008).  No excise taxes for 2006, 2007 and 2008 or related interest on penalties for late payment have been accrued at December 31, 2008 and September 30, 2009.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  As of November 12, 2009, the PBGC has neither acted on the information that the Company provided nor requested additional information.

At September 30, 2009, the Company had accrued liabilities related to the Plan of $3,983,094 ($3,622,122 at December 31, 2008), which includes approximately $440,000 ($420,362 at December 31, 2008) recorded for excise taxes on unfunded contributions and accumulated other comprehensive loss of $3,217,259 ($3,217,259 at December 31, 2008) which was recorded as a reduction of stockholders’ deficiency.  The market value of the Plan assets increased from $2,150,094 at December 31, 2008 to $2,204,441 at September 30, 2009.  The increase was comprised of investment returns of $383,205 and net expense credits of $7,992 offset by benefit payments of $336,850.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008

Interest cost	$71,996	$74,248	$215,989	$225,357
Expected return on plan assets	(42,115)	(72,686)	(126,346)	(218,057)
Service cost	17,750	16,250	53,250	48,750
Actuarial loss	37,343	27,455	112,030	82,364
Net periodic pension cost	$84,974	$45,267	$254,923	$138,414

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Nine Months Ended September 30,
	2009	2008
Conversion of accrued interest payable under note payable-related party into 500,000 shares on common stock	$25,000	$-

Conversion of convertible accrued interest payable into a convertible note payable	$25,000	$-

Purchase of equipment through long-term obligations	$9,465	$-

Conversion of notes payable - related party and related accrued interest payable into 1,185,000 shares of common stock	$-	$59,250

During the nine months ended September 30, 2009 and 2008, warrants were exercised for 60,000 and 122,500 shares of common stock on a cashless basis resulting in the Company’s net issuance of 23,265 and 68,696 shares of common stock, respectively.

Note 7.  Notes Payable-Related Party

During the nine months ended September 30, 2009, the Company entered into the following note payable agreements with related parties:

On July 23, 2009, the Company borrowed $50,000 under the terms of a demand note payable to a member of the Company’s board of directors with interest at 12% annually.

On July 13, 2009, the Company borrowed $26,151 under the terms of a demand note payable from an executive officer with interest at 12% annually.  The demand note was subsequently repaid during the third quarter of 2009.

On September 30, 2009, a note payable to a related party of approximately $150,000 was modified to revise the interest rate from a floating rate, which was 6% at the date of modification, to a fixed rate of 6% annually.  The principal balance continues to be convertible into shares of common stock at $.05 per share.

On September 30, 2009, accrued interest payable to related party of $25,000 was converted to a note payable of $25,000 with interest at a fixed rate of 6% annually with principal and interest due on January 1, 2016.  The balance of $25,000 continues to be convertible into shares of common stock at $.05 per share.

Both convertible notes include provisions such that the conversion of the principal amount of these notes to common stock shall be limited such that the Company incurs no limitation of the use of its net operating loss carry forwards, which may be triggered by a change of control involving one or more 5% shareholders.

Note 8.  Subsequent Events

On October 2, 2009, the board of directors of the Company appointed Donald W. Upson to the board, filling an existing vacancy.  Since June 2009, Mr. Upson has been providing consulting services to the Company and has been compensated for such services at the rate of $9,600 per month.

On October 2, 2009, the Company entered into an unsecured note payable agreement with a related party.  The Company borrowed $50,000 from a member of the Company’s board of directors under the terms of a demand note payable with interest at 10% annually.

During the period subsequent to September 30, 2009, the following equity transactions were recorded by the Company:

On October 1, 2009, warrants were exercised for 20,000 shares of common stock on a cashless basis resulting in the Company’s net issuance of 10,000 shares of common stock.

On October 2, 2009, a note holder converted $6,000 of principal and $727 of accrued interest payable into shares of common stock at $.05 per share according to the terms of the note resulting in the Company’s issuance of 134,540 shares of common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, virtualization services including server, desktop, application, and storage virtualization, cloud computing, wireless technology, human capital services, business and technology integration, and enterprise architecture.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have a business development office in the Washington, D.C. metropolitan area.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government and the State of Mississippi.  The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.   We have entered into various subcontract agreements with prime contractors to the U.S. Government, state and local governments and commercial customers.

Results of Operations

Comparison of the Three and Nine Month Periods ended September 30, 2009 and 2008

The trends suggested by the following tables are not indicative of future operating results.  The following table compares our statements of operations data for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
							2009 vs. 2008
		As a % of			As a % of		Amount of	% Increase
	2009	Sales		2008	Sales		Change	(Decrease)

Sales	$2,756,463	100.0%		$2,478,978	100.0%		$277,485	11.2%
Cost of services	2,065,766	74.9		1,795,927	72.4		269,839	15.0
Gross profit	690,697	25.1		683,051	27.6		7,646	1.1
General and administrative	306,425	11.1		271,224	10.9		35,201	13.0
Defined benefit pension plan	133,468	4.8		67,082	2.7		66,386	99.0
Selling	416,656	15.1		300,268	12.1		116,388	38.8
Total costs and expenses	856,549	31.0		638,574	25.7		217,975	34.1
Operating income (loss)	(165,852)	(6.0)		44,477	1.8		(210,329)	(472.9)
Interest expense	(71,190)	(2.6)		(71,725)	(2.9)		535	(0.7)
Net loss	$(237,042)	(8.6	) %	$(27,248)	(1.1	) %	$(209,794)	770.0%

Net loss per share - basic and diluted	$(.01)			$(.00)			$(.01)

The following table compares our statements of operations data for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
							2009 vs. 2008
		As a % of			As a % of		Amount of	% Increase
	2009	Sales		2008	Sales		Change	(Decrease)

Sales	$8,320,492	100.0%		$7,109,403	100.0%		$1,211,089	17.0%
Cost of services	6,344,445	76.3		5,164,602	72.6		1,179,843	22.8
Gross profit	1,976,047	23.7		1,944,801	27.4		31,246	1.6
General and administrative	918,633	11.0		796,029	11.2		122,604	15.4
Defined benefit pension plan	430,214	5.2		166,074	2.3		264,140	159.0
Selling	1,309,795	15.7		1,057,090	14.9		252,705	23.9
Total costs and expenses	2,658,642	32.0		2,019,193	28.4		639,449	31.7
Operating loss	(682,595)	(8.2)		(74,392)	(1.0)		(608,203)	817.6
Interest expense	(217,956)	(2.6)		(227,054)	(3.2)		9,098	(4.0)
Income tax expense	(4,000)	(.0)		(615)	(.0)		(3,385)	550.4
Net loss	$(904,551)	(10.9	) %	$(302,061)	(4.2	) %	$(602,490)	199.5%

Net loss per share - basic and diluted	$(.04)			$(.01)			$(.03)

Sales

Sales for the three months ended September 30, 2009 were $2,756,463, an increase of $277,485 or 11.2% as compared to sales for the three months ended September 30, 2008 of $2,478,978.  Sales for the nine months ended September 30, 2009 were $8,320,492, an increase of $1,211,089 or 17.0% as compared to sales for the nine months ended September 30, 2008 of $7,109,403.  The increase was principally due to growth in the number of new virtualization projects during 2009.  Certain projects were completed during 2008 and those sales were replaced by sales from new projects in 2009.  We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.  We have expanded the scope of our virtualization services to include server, desktop, application, and storage virtualization which has provided growth in our sales.

We are actively pursuing opportunities to develop additional sales from new and existing target markets.  In June 2009, we submitted a proposal for state and local government business projects within the Gulf Coast region and, in October 2009, we executed our first master contract with the State of Mississippi to deliver virtualization services to state agencies over a three year period as part of the State of Mississippi’s larger strategy to streamline government operations and to address issues of IT modernization.  In September 2009, we submitted a proposal to the State of Mississippi related to Microsoft’s Stimulus360 consulting services, our proposal was accepted in October 2009 and our contract was executed in November 2009.  We expect sales in future periods from these successful proposal efforts.

In September 2009, we announced the launch of Cloud-Cast℠, a new division focused on the growing demand for cloud computing and virtualization services and solutions in the government and commercial markets.  Cloud-Cast’s initial offering is the Cloud-Cast Readiness Assessment℠, which analyzes the business case for proposed cloud computing implementations.  Cloud-Cast’s complete service offerings include solutions for applications, desktops and servers, as well as migration and management services.  Additionally, we expect that Cloud-Cast will develop proprietary software solutions, with an emphasis on dynamic allocation of cloud computing resources.  Cloud-Cast’s partners include Amazon Web Services, Citrix, InstallFree, Microsoft and VMware.  We expect sales in future periods from our Cloud-Cast division.

We are also channeling energies towards forming alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to companies like ours which are small business subcontractors.  In addition, we are currently working on proposals for contract awards that we believe will enhance our position as a government contractor.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales.  Cost of services for the three months ended September 30, 2009 was $2,065,766 or 74.9% of sales as compared to $1,795,927 or 72.4% of sales for the three months ended September 30, 2008.  Gross profit was $690,697 or 25.1% of sales for the three months ended September 30, 2009 compared to $683,051 or 27.6% of sales for the three months ended September 30, 2008.  Cost of services for the nine months ended September 30, 2009 was $6,344,445 or 76.3% of sales as compared to $5,164,602 or 72.6% of sales for the nine months ended September 30, 2008.  Gross profit was $1,976,047 or 23.7% of sales for the nine months ended September 30, 2009 compared to $1,944,801 or 27.4% of sales for the nine months ended September 30, 2008.

The decrease in the gross profit percent in 2009 is due to increased sales volume which was offset by a change in the mix of our contracts as a result of completing higher margin projects in 2008 and adding new lower margin projects in 2009.  We also experienced a decrease in personnel utilization rates when certain project commencement dates were deferred.

Our overall objective is to maintain an overall gross margin of approximately 30%. We have experienced lower margins on certain new projects and certain ongoing projects.  We have experienced competitive pressures which have resulted in lower margins to generate certain new sales.  One of our business objectives is to generate new opportunities for long-term, larger volume contracts and more stable sales.  Prior to preparing a proposal, we evaluate our likelihood of success based on a number of criteria, and we will prepare a proposal only when we believe that we have a sufficiently high likelihood of success. We believe that the number of proposals that we have issued has increased and that these proposals have a better chance for success based on our evaluation criteria, which includes our experience from a variety of successfully completed IT projects.  Recently, this is evidenced by our successful proposals to the State of Mississippi.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended September 30, 2009 were $306,425 which was an increase of $35,201 or 13.0% as compared to $271,224 for the three months ended September 30, 2008.   As a percentage of sales, general and administrative expense was 11.1% for the three months ended September 30, 2009 and 10.9% for the three months ended September 30, 2008.

General and administrative expenses for the nine months ended September 30, 2009 increased by $122,604 or 15.4% from $796,029 for the nine months ended September 30, 2008 to $918,633 for the nine months ended September 30, 2009.  As a percentage of sales, general and administrative expenses were 11.0% for the nine months ended September 30, 2009 and 11.2% for the nine months ended September 30, 2008.

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

       Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $133,468 for the three months ended September 30, 2009 and $67,082 the three months ended September 30, 2008, an increase of $66,386.  We incurred expenses of $430,214 and $166,074 for the nine months ended September 30, 2009 and 2008, an increase of $264,140.

During the nine months ended September 30, 2009 and 2008, we incurred legal and professional fees of approximately $69,000 and $6,000, respectively, in connection with compliance requirements and advocating our legal position in response to recent communications with the appropriate regulatory authorities.  Net periodic pension cost increased by approximately $149,000 to approximately $255,000 for the nine months ended September 30, 2009 due principally to a decline in the market value of O&W Plan assets as a result of adverse market conditions, changes in the pension regulations and declining interest rates.  We continue to accrue interest and fees on unpaid excise taxes and unfunded contributions for plan years 2003, 2004 and 2005, which amounts increased by approximately $51,400 for the nine months ended September 30, 2009 from 2008.

        Selling Expenses

For the three months ended September 30, 2009, we incurred selling expenses of $416,656 associated with growing our sales as compared to $300,268 for the three months ended September 30, 2008, an increase of $116,388 or 38.8%.  For the nine months ended September 30, 2009 we incurred selling expenses of $1,309,795 associated with growing our sales compared to $1,057,090 for the nine months ended September 30, 2008, an increase of $252,705 or 23.9%.

The increase for the nine months ended September 30, 2009 is principally due to the addition of sales and business development personnel in the second half of 2008 to develop more new sales opportunities and to prepare proposals for new projects.

       Operating Loss

For the three months ended September 30, 2009 our operating loss was $(165,852) compared to operating income of $44,477 for the three months ended September 30, 2008, a decrease of $210,329.  This is attributable to an increase in operating expenses of $217,975 offset by increased gross profit of $7,646.

For the nine months ended September 30, 2009 our operating loss was $(682,595) compared to an operating loss of $(74,392) for the nine months ended September 30, 2008, an increase of $608,203.  This is attributable to an increase in operating expenses of $639,449 offset by increased gross profit of $31,246.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $71,190 for the three months ended September 30, 2009 compared to interest expense of $71,725 for the three months ended September 30, 2008.  Interest expense was $217,956 for the nine months ended September 30, 2009 compared to interest expense of $227,054 for the nine months ended September 30, 2008.

Related party interest expense decreased by $9,578 and $32,592 for the three and nine month periods ended September 30, 2009 as compared to the three and nine month periods ended September 30, 2008 due to lower average principal balances on related party notes in 2009 and a reduction in the contractual interest rate on these notes payable from 8.5% for 2008 to 6.0% for 2009.

Other interest expense increased by $9,043 and $23,494 for the three and nine month periods ended September 30, 2009 as compared to the three and nine month periods ended September 30, 2008.  Our fees for financing accounts receivable were reduced beginning in June 2009, thus reducing our financing rates, however our length of term and volume of accounts receivable financings increased during 2009.   We also incurred additional interest expense in 2009 as compared to 2008 due to $200,000 of new indebtedness that we incurred in June 2008 which was used for working capital purposes; the balance of this indebtedness was reduced to $175,000 during the first quarter of 2009.

       Income Taxes

Income tax expense was $0 for the three months ended September 30, 2009 and 2008, respectively.  Income tax expense was $4,000 and $615 for the nine months ended September 30, 2009 and 2008, respectively, consisting of state taxes.

Net Loss

For the three months ended September 30, 2009, we recorded a net loss in the amount of $(237,042) or $(.01) per share compared to a net loss of $(27,248) or $(.00) per share for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, we recorded a net loss in the amount of $(904,551) or $(.04) per share compared to a net loss of $(302,061) or $(.01) per share for the nine months ended September 30, 2008.

       Cash Flows

The following table sets forth our sources and uses of cash for the periods presented.

	Nine Months Ended September 30,
	2009	2008
Net cash used by operating activities	$(61,951)	$(118,860)
Net cash used by investing activities	(6,651)	(17,339)
Net cash (used) provided by financing activities	(29,447)	147,225
Net (decrease) increase in cash	$(98,049)	$11,026

Cash Flows from Operating Activities

During the nine months ended September 30, 2009, net cash used by operating activities was $61,951 compared with net cash used by operating activities of $118,860 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, we recorded expense of $118,580 and $197,727, respectively, for stock options expense issued to employees and board members and equity instruments issued to consultants.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our accounts receivable increased principally due to the growth of sales in the period.  The increase in liabilities is primarily due to increased accounts payable and accrued pension and retirement expenses as a result of timing of remitting payables and continued accrued expenses for pension and retirement obligations.

Cash Flows from Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2009 was $6,651 compared with $17,339 for the nine months ended September 30, 2008.  Net cash used by investing activities was primarily for capital expenditures for computer hardware and software.  We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

During the nine months ended September 30, 2009, net cash used by financing activities was $31,197 for principal payments on notes payable offset by $1,750 from the exercise of an option for common stock.  During February 2009, we made principal payments on a note to a related party of $50,000.  During July 2009, we borrowed $50,000 from a member of our board of directors for working capital purposes.  In comparison, for the nine months ended September 30, 2008, net cash provided by financing activities was $147,225 due to $200,000 from a new working capital loan, and $16,667 from the exercise of an option for common stock offset by principal payments of $69,442 on notes payable.

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

During 2007, we submitted information to the Department of the Treasury (Treasury) advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.   Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we will respond with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.0 million as of September 30, 2009 and 10% excise taxes on accumulated unfunded O&W Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $200,000 for the year ended December 31, 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes of approximately $1.2 million and additional excise taxes up to 100% of each year’s required funding deficiency of approximately $3.5 million for the years ended December 31, 2006 and 2007.  We have accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $440,000 as of September 30, 2009 ($420,362 at December 31, 2008).  No excise taxes for 2006, 2007 and 2008 or related interest or penalties for late payment have been accrued at December 31, 2008 and September 30, 2009.

On April 29, 2009, acting for the O&W Plan, we sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  Termination of the O&W Plan is subject to approval by the Pension Benefit Guarantee Corporation (PBGC).   We have provided information to the PBGC which management believes satisfies the requirements of the PBGC. As of November 12, 2009, the PBGC has neither acted on the information that we have provided nor requested additional information.

At September 30, 2009, we had accrued liabilities related to the O&W Plan of $3,893,094 ($3,622,122 at December 31, 2008), which includes approximately $440,000 ($420,362 at December 31, 2008) recorded for excise taxes on unfunded contributions, and accumulated other comprehensive loss of $3,217,259 ($3,217,259 at December 31, 2008) which was recorded as a reduction of stockholders’ deficiency.  The market value of the O&W Plan assets increased from $2,150,094 at December 31, 2008 to $2,204,441 September 30, 2009.  The increase was comprised of investment returns of $383,205 and net expense credits of $7,992 offset by benefit payments of $336,850.

      Liquidity and Capital Resources

At September 30, 2009, we had cash of $55,287 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our accounts receivable financing facility.  We have a line of credit of up to $2 million with a financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us.  We pay fees based on the length of time that the invoice remains unpaid.   At September 30, 2009, we had available credit under this facility of approximately $380,000 based on eligible accounts receivable.  We have financed our business through the issuance of notes payable to third parties, including related parties, and financing through sales with recourse of our accounts receivable.   We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

At September 30, 2009, we had a working capital deficit of approximately $3.7 million and a current ratio of .25.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $2.8 million, working capital would have been a deficit of approximately $870,000.   Included in current liabilities are notes payable to related parties of $414,000 and notes payable to third parties of $205,000, which increases our working capital deficit.  Management intends to seek to renegotiate the terms, including extending the maturity date, of a current note payable to a related party of $265,000 prior to its scheduled maturity in January 2010 and a note payable to a third party of $175,000 prior to its scheduled maturity in June 2010.  During 2006, the PBGC placed a lien on all of our assets to secure the contributions of approximately $2 million due to the O&W Plan as of September 30, 2009.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

If we continue to incur operating losses or continue to incur net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy.  Based on our current level of operations, we believe that we have sufficient cash flow and short-term financing sources, principally through sales with recourse of accounts receivable and short-term borrowings from related parties and third parties, to fund our payroll and accounts payable on a timely basis.  During July 2009 and October 2009, we made borrowings under the terms of two notes of $50,000 each from members of our board of directors for working capital purposes.

      Future Trends

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future periods.  The capital resources available to us include our line of credit, loans from related parties and third parties and cash from our operations which we believe are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales, we believe that this may require us to increase our financing of eligible accounts receivable or obtain additional working capital from other sources to support our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of the existing revolving credit facility; or a refinancing of our credit facilities.

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

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2009, we granted options to purchase 10,000 shares of our common stock at an exercise price of $.28 per share.

In July 2009, we issued 25,000 restricted shares of our common stock upon the exercise of outstanding options by a former employee at an exercise price of $.07 per share for gross proceeds of $1,750, which were used as working capital.

On August 24, 2009 and October 1, 2009, warrants were exercised for 60,000 and 20,000 shares of common stock, respectively, on a cashless basis resulting in our net issuance of 23,265 and 10,000 shares of common stock, respectively.

On October 2, 2009, a note holder converted $6,000 of principal and $727 of accrued interest payable into shares of common stock at $.05 per share according to the terms of the note resulting in our issuance of 134,540 shares of common stock.

These transactions were exempt from registration, as they were nonpublic offerings or transactions made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  All restricted shares issued in the transactions described hereinabove bore an appropriate restrictive legend.

Item 6.  Exhibits.

Exhibit No.	Description

10.27	Promissory note dated July 23, 2009 in favor of James Villa.*

10.28	Promissory note dated October 2, 2009 in favor of Allan Robbins.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
*  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date: November 12, 2009	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)