Form 10-K
period 2009-12-31
INFINITE GROUP INC
filed 2010-02-26
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $.29 on June 30, 2009) was approximately $6,519,200.

As of February 26, 2010, 25,661,883 shares of the registrant's common stock were outstanding.

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

PART I
Item 1.  Business

Business Overview

We are a provider of information technology (IT) services to federal, state and local governments and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, virtualization (server, desktop, application and storage), cloud computing, network services, information security, wireless technology, human capital services, enterprise architecture, and program and project management.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have a business development office with close proximity to the Washington, D.C. metropolitan area and operate in various locations in the United States and overseas.  In December 2009, we opened an office in Colorado Springs, Colorado to serve as our new business development and client service office for the Rocky Mountain region.  As of December 31, 2009, we had 93 full-time employees and five full time billable information technology independent contractors.  Approximately 30% of our employees hold U.S. Government security clearances.  During 2009, we became ISO 9001 certified.  ISO or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the federal and certain state governments.  The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with the U.S. Government and other major clients.

In 2009, we had sales of approximately $11.4 million, a 14.7% increase over 2008 sales of approximately $9.9 million.  During 2009, we derived approximately 70% of our sales from one client, including sales under subcontracts for services to several different end clients.  Approximately 82% of our total sales in 2009 were from U.S. Government contracts.

U.S. Government IT Market

The U.S. Government is the largest consumer of information technology services and solutions in the United States and we believe that its spending on information technology will continue to increase in the next several years.  The growth is driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers, and the continuing impact of Office of Management and Budget mandates regarding IT spending.  U.S. Government spending on information technology has consistently increased in each year since 1980.

We expect that the U.S. Government’s need for the types of IT services that we provide, such as IT modernization, program and project management, systems engineering, server and desktop virtualization projects and information security, will continue to grow in the foreseeable future, as a result of the high priority placed on the transformation and modernization of its IT programs.  We believe that the U.S. Government is continuing to turn to the commercial IT industry to execute its support processes and functions.

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

IT Infrastructure Management.   We manage one of the nation’s largest wide area networks for a major establishment of the U.S. Government.  We provide this support under a subcontract we entered into in 2004 with a large systems integrator, which subcontract has been renewed annually.  Referred to as Advanced Server Management (ASM), our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado.  Operating around the clock, we consistently exceed the requirements of our service level agreements.

Systems Engineering.   We provide critical systems engineering support to the ASM Program and on projects for the Department of Homeland Security (DHS).  Our engineers design and build systems supporting a mix of business activities.  We both manage and execute engineering projects supporting complex wide area networks and local area networks in Windows and UNIX environments, and we provided engineering support for a nationwide wireless operation.  Our engineers follow proven methodologies to transition systems from concept to operations.

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

Beginning in 2006 and continuing throughout 2009, we executed phases of a nationwide physical to virtual server consolidation project for a major establishment of the U.S. Government.  We have accomplished this by architecting, designing and migrating approximately 2,400 servers.  We led the client’s Advanced Computing Environment (ACE) virtual server project utilizing VMware’s ESX 3.0.1 to virtualize everything from application and print servers to terminal servers and domain controllers.  The migration was transparent to the end user – there was no server downtime and no lost data.

Since late 2007, we have provided consultant support to a Fortune 500 client in performing a global data center consolidation effort.  In addition, we are working on the initial stage of a major server virtualization program for the Customs and Border Protection (CBP) Directorate of DHS.  We began working with CBP in 2007 performing a wide array of services related to the architecture, testing, and implementation of virtualization services.  Our staff created the architecture for the first CBP-approved virtualization system.  We performed the architecture around, assisted in the testing of, and helped implement the most successful-to-date disaster recovery exercise.  We architected the VMware Virtual Infrastructure 3 solution.  Our staff has been key in the production of the certified documentation for the CBP virtualization projects.   Additionally, we have continually provided key project management assistance to the CBP virtualization projects as well as for the Microsoft Windows engineering teams.

Cloud Computing.  As part of our strategy of staying on the leading edge of the IT industry, we offer a comprehensive list of cloud computing-related services through our
Cloud-CastSM Division.  Cloud computing is defined as leveraging internet-based resources to deliver services and processing power.  By utilizing cloud computing, organizations can respond dynamically to business demands, allaying the need to have extraneous systems on standby in anticipation of such peaks.  Cloud computing can involve both on-premise clouds and off-premise clouds.  On-premise clouds involve an organization designing and implementing a large processing and storage fabric within its own data center.  Off-premise clouds involve using a third-party cloud service provider to host the needs of an organization.  In both cases the underlying solution typically involves a virtualized infrastructure managed through intelligent automation.  Our service offerings include cloud readiness assessments, cloud migration services and various platform-as-a-service solutions.

Desktop Virtualization. Desktop virtualization is the concept of separating a personal computer desktop environment from the physical machine through a client-server computing model. The resulting “virtualized” desktop is stored on a remote central server, instead of on the local storage of a remote client; thus, when users work from their remote desktop client, all of the programs, applications, processes and data used are kept and run centrally, allowing users to access their desktops on any capable device, such as a traditional personal computer, notebook computer, smartphone, or thin client.

Information Security.  In January 2010, we launched our information security practice.  Established to meet the data security needs of both commercial and government sector organizations, we plan to deliver a full range of IT security management services, emphasizing security processes and advanced technologies. The new practice group will offer virtualization security, network perimeter security assessments, network access control architectures, vulnerability assessments, and Security Information Management (SIM) readiness assessments.

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

During 2009, we derived approximately 82% of our sales from the U.S. Government including 42% of our sales from our ASM subcontract.  We also have several subcontracts under which we provided IT services to various programs and divisions of DHS and other U.S. Government agencies.

Our Contract and Sales Vehicles

The acquisition of the following contract vehicles allows us additional opportunities to bid on new projects.

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70).  In 2008, our Schedule 70 Contract was extended for an additional five years through December 27, 2013.  Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations.  Our Schedule 70 contract encompasses 85 different labor categories for a three year term.  During 2007, we had one prime contract under our Schedule 70 with sales of approximately $756,000.  Beginning in 2008, this contract was revised such that we are now a subcontractor to a major prime contractor for DHS for these same and additional services.  We have used the Schedule 70 as a basis for pricing our current and proposed work.  We intend to continue using our Schedule 70 to facilitate the sale of IT consulting services to the U.S. Government.

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

Dell Master Services and Authorized Reseller Agreements.  In November 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.  In addition, our authorized reseller status enables us to deliver Dell’s world-class range of hardware and software solutions to our own end-user clients and those clients engaged under the Dell master services agreement.

Hewlett Packard Supplier Based Consolidation Program (SBCP). In September 2009, we were accepted into the Hewlett Packard (HP) Supplier Based Consolidation Program (SBCP).  Under SBCP, we are a member of a select group of suppliers that are eligible to be awarded tasks by HP nationwide.  HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.  The Master Services Agreement covering the SCBP runs for five years.

Mississippi Server Virtualization Contract.  In September 2009, the State of Mississippi awarded us a three-year contract to provide server virtualization consulting services to all State agencies.  Under the agreement, we will support the virtualization projects of each agency to move their servers to a virtualized environment at the State’s new data center located in Jackson, Mississippi.  The program started with Department of Human Services.  We prepared a “total cost of ownership” analysis which estimated that virtualizing the department’s 112 servers and migrating them to the central data center will save an estimated $4 million over five years.

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

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with various agencies of the U.S. Government.  In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards.  For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., EDS Corp., Computer Sciences Corp., Unisys, IBM, Booz Allen Hamilton, SRA International, Inc., and Serco Services Inc.

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

Company Information Available on the Internet

We maintain a website at www.IGIus.com.  Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).   The content of our website shall not be deemed part of this report.

Employees

As of December 31, 2009 we had 93 full-time employees, including 80 in information technology services, two in executive management, three in finance and administration, one in employee recruiting, and seven in marketing and sales.  We also had five full-time billable information technology independent consultants and one full time administrative and business development consultant who worked for us.  We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good.  We believe that we are currently staffed at an appropriate level to implement and carry out our business plan for the next 12 months.

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

We derived approximately 82% and 86% of our sales in 2009 and 2008, respectively, from U.S. Government contracts as either a prime contractor or a subcontractor.  We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments.  If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

•	reductions in the U.S. Government's use of technology solutions firms;
•	a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and
•	curtailment of the U.S. Government’s use of IT or related professional services.

The Office of Management and Budget process for ensuring government agencies properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

The Office of Management and Budget, or OMB, supervises spending by federal agencies, including enforcement of the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by the OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether inter-operability with existing systems and the capacity for these systems to share data across government has been considered, and whether existing off-the-shelf products are being utilized to the extent possible. If our clients do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

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

Our profit margin, and therefore our profitability, is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees.  Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our profit margin and our profitability will suffer.  The rates we charge for our IT Services are affected by a number of factors, including:

•	our clients' perception of our ability to add value through our services;
•	competition;

•	introduction of new services or products by us or our competitors;
•	pricing policies of our competitors; and
•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of holidays, vacations, and slowdowns by our clients, which may have a more significant effect in the fourth quarter;
•	our ability to transition employees from completed engagements to new engagements;
•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and
•	our ability to manage employee turnover.

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

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition.  The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions.  It is possible, because of the nature of our business, that we may be exposed to legal claims in the future.  We have errors and omissions insurance with coverage limits of $5,000,000 and a deductible payable by us of $100,000.  The policy limits may not be adequate to provide protection against all potential liabilities.  As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees.  As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel.  Employee turnover is generally high in the IT services industry.  If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and the quality of our customer service may suffer.  Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry.  From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

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
We enter into two types of U.S. Government contracts for our services: time-and-materials and fixed-price. For 2009 and 2008, we derived revenue from such contracts as follows:

Contract type	2009	2008
Time and materials	57%	53%
Fixed price	43%	47%
	100%	100%

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

Many of our U.S. Government contracts require employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks.  Some of our contracts require us to employ personnel with specified levels of education, work experience and security clearances.  Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If our employees or our facilities lose or are unable to obtain necessary security clearances or successfully clear necessary National Agency or Defense Security Service checks, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them, and in each instance our operating results could be materially adversely affected.  During 2007, 2008 and 2009, we worked on projects that required secret or top secret clearances.

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

We are subject to industrial security regulations of the DHS and other U.S. Government agencies that are designed to safeguard against foreigners' access to classified information.  If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

We derived all of our sales in 2009 and 2008 from contracts under which we acted as a subcontractor.  Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required.  We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future.  Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business

We experienced an operating loss in 2009 and net losses in 2009 and 2008.

We generated an operating loss of approximately $673,000 in 2009 and net losses of approximately $966,000 in 2009 and $177,000 in 2008.  As of December 31, 2009, we had an accumulated deficit of approximately $32.2 million.  We have maintained our selling expenses for marketing and selling efforts at approximately $1.7 million and $1.4 million for 2009 and 2008, respectively, which have contributed to our net losses. Until we close new contracts and earn additional sales or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis, or at all.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2009, we had current liabilities, including trade payables, of approximately $5.0 million and long-term liabilities of $1.5 million.  We had a working capital deficit of approximately $3.6 million and a current ratio of .28.  We may continue to experience working capital shortages that impair our business operations and growth strategy if we again experience operating losses or continue to incur net losses and as a result, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

As of December 31, 2004, we sold or closed all of our prior businesses.  The following discussion of the Osley & Whitney, Inc. (O&W) defined benefit pension plan (O&W Plan) relates to the business that was closed and sold and its current effect on our operations and financial position.  Prior to December 30, 2002, we owned 100% of the common stock of O&W.  On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan.  Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

At December 31, 2009, the O&W Plan had an accrued pension obligation liability of $3,696,640 and an accumulated other comprehensive loss of $2,805,040 which we recorded as a reduction of stockholders’ deficiency.  We have accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $445,000 at December 31, 2009 and potentially could incur additional excise taxes of 10% and additional excise taxes of 100% of required plan contributions for each year that contributions were not made.

If it is determined by the Department of the Treasury (Treasury) that we are the O&W Plan sponsor, we may be required to contribute amounts for the O&W Plan years 2003 through 2009 and in future years to fund the deficiency.  We did not make a contribution in 2004, 2006, 2007, 2008, or 2009.  During 2005, we did not make all required contributions.   We do not have the funds available to make required contributions which currently approximate $2.2 million.

In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2002 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3,500,000 related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the Treasury’s report and, in accordance with Treasury procedures, have responded with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the O&W Plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the Pension Benefit Guarantee Corporation (PBGC).  We have provided information to the PBGC which our management believes satisfies the requirements of the PBGC.  The PBGC has neither acted on the information that we provided nor requested additional information.

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

From 2003 through 2009, we received approximately $2.9 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors.  We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.  Certain debt holders have agreed to extensions of the maturity dates of their note.

We have principal maturities of $470,000 through January 1, 2011 for investor notes payable, current notes payable to related parties of $154,000, and current maturities of long-term obligations of $32,243.  We cannot provide assurance that we will be able to obtain further extensions of maturity dates or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2009, we had financing availability, based on eligible accounts receivable, of $184,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.  As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements.  Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control.  In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

Over the last several years, the U.S. and worldwide capital and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expand our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities.  The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

Our future success depends, in part, on the continuing efforts of our senior executive officers, Michael S. Smith, James Villa, James D. Frost, and William S. Hogan.  The loss of any of these key employees may materially adversely affect our business.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.
We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect to initiate procurements or provide services in advance of receiving formal contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

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

Risks Related to our Common Stock

Five related party stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of February 26, 2010, five related party individuals or their affiliates owned approximately 14.1%, 5.1%, 3.9%, 1.9%, and 1.0%,  respectively, (26.0% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two convertible notes payable holders have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share.  One holder has the right to convert notes payable at $.16 per share.  If these parties converted all of the principal and accrued interest into common stock, these three individuals, including their current holdings, would own approximately 22.6%, 14.3% and 4.2%, respectively, of our then outstanding common stock.  However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.

We estimate at February 26, 2010, that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, (representing 35.6% of the then outstanding common stock) without affecting a change of control that would limit the use of our net operating loss carryforwards.  If these related party holders converted all of their notes payable and accrued interest into shares of common stock, then five related party individuals or their affiliates would own approximately 51.2% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

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

Three third party note holders have the right to convert $150,000 of principal into shares of common stock at $.05 per share.  One third party note holder has the right to convert $175,000 of principal into shares of common stock at $.25 per share.  If all of these third party holders converted all of the principal into common shares, these four holders would own 3,700,000 shares of our common stock or approximately 12.6 % of our then outstanding common stock.

At December 31, 2009, we had outstanding 25,661,883 shares of our common stock, 4,625,167 exercisable stock options issued under the terms of our plans, 197,500 exercisable warrants for common stock, and convertible notes and convertible accrued interest payable, including notes to related parties and others as stated above, which are convertible into 17,804,092 shares of our common stock which total 22,626,759 common shares.

The sale of substantial number of shares of our common stock could adversely impact its price.  The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock.  In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.  Finally, the market on which our stock trades may have a significant impact on the price and liquidity of our shares.

During 2009, the market price for our common stock varied between a low of $.13 in February 2009 and a high of $.64 in October 2009.  This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The table below lists our facility locations and square feet owned or leased.  The lease for our Pittsford, New York headquarters includes an escalation provision for property taxes and two three-year renewal options with annual rent escalating at 3.5% for each three year period.  Our business development office in the Washington D.C. metropolitan area is located in Vienna, Virginia.  Under the lease for this office, utilities are included in the rent and we are responsible for any increases in operating expenses and property taxes.

At December 31, 2009	Owned	Square Feet Leased	Annual Rent	Termination Date
Colorado Springs, Colorado	-	3,039	$24,500	September 30, 2011
Pittsford, New York	-	2,942	$28,794	April 30, 2012
Vienna, Virginia	-	2,930	$91,442	August 31, 2011

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Bid Prices
Year Ended December 31, 2009	High	Low

First Quarter	$.40	$.13
Second Quarter	$.40	$.14
Third Quarter	$.52	$.28
Fourth Quarter	$.64	$.17

Year Ended December 31, 2008	High	Low

First Quarter	$.85	$.55
Second Quarter	$.80	$.45
Third Quarter	$.81	$.45
Fourth Quarter	$.50	$.18

At December 31, 2009, we had approximately 1,100 beneficial stockholders.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our board of directors (the “Board”) to retain all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6.  Selected Consolidated Financial Data

As a smaller reporting company we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of sales, income or loss, earnings per share, capital expenditures, dividends, capital structure, and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements.  These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 8 of this report.

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

During 2007, we submitted information to the Treasury advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3,500,000 related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we will respond with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2,200,000 as of December 31, 2009 and 10% excise taxes on accumulated unfunded O&W Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the plan year ended December 31, 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $445,000 as of December 31, 2009 ($420,000 at December 31, 2008).  No excise taxes, penalties or interest for 2006, 2007, 2008, and 2009 have been accrued at December 31, 2009 and 2008.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  We provided information to the PBGC which management believes satisfies the requirements of the PBGC.  The PBGC has neither acted on the information provided to them nor requested additional information.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Year ended December 31,
	2009	2008
Interest cost	$316,485	$309,982
Expected return on plan assets	(168,461)	(281,127)
Expected expenses	71,000	31,000
Actuarial loss	149,373	93,872
Net periodic pension cost	$368,397	$153,727

The increase in net periodic pension cost of approximately $214,000 was due in part to an approximate 25% loss in the market value of O&W Plan investment securities during 2008 resulting from adverse market conditions.  Overall market conditions have had a significant impact on the market value of O&W Plan assets and pension costs.  The O&W Plan actuary’s estimate of periodic pension costs is approximately $311,000 for 2010 which is a decrease of approximately $57,000 from 2009.

At December 31, 2009, the O&W Plan had an accrued pension obligation liability of $3,696,640, which includes excise taxes, penalties and interest of approximately $445,000 as discussed above, and an accumulated other comprehensive loss of $2,805,040 which we have recorded as a reduction of stockholders’ equity.  The market value of O&W Plan assets decreased from $2,150,094 at December 31, 2008 to $2,004,117 at December 31, 2009.  The decrease was comprised of investment gains of $306,398, benefit payments of $447,552 and expenses of $4,823.  The projected benefit obligation decreased during 2009 by $189,799 to $5,095,732 at December 31, 2009 as a result of benefits paid of $447,552 and actuarial gains of $190,966 which were offset by interest cost of $316,485, and changes in actuarial assumptions of $132,234.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $196,711 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our factoring line of credit.  At December 31, 2009, we had approximately $184,000 of availability under this line.  During the year ended December 31, 2009, cash provided by operating activities was $81,118.

At December 31, 2009, we had a working capital deficit of approximately $3.6 million and a current ratio of .28.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $3.0 million, working capital deficit would have been approximately $636,000.   If we continue to incur operating losses and net losses, we may continue to experience working capital shortages that impair our business operations and growth strategy.  Based on current level of operations, we have sufficient cash flow and short-term financing sources, through sales with recourse of accounts receivable and short term borrowings from third and related parties to fund our payroll, accounts payable and current maturities of third party notes payable on a timely basis.

During 2009 and 2008, we financed our business activities through the issuance of notes payable to third parties, related parties and financing through sales with recourse of our accounts receivable.  In June 2008, we received $200,000 through a working capital loan from a third party, which balance was reduced to $175,000 during to 2009 and matures on January 1, 2011. We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

We believe the capital resources available to us under our factoring line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales or incur substantial operating losses, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.

The following table sets forth our sources and uses of cash for the years presented.

	Year ended December 31,
	2009	2008
Net cash provided by operating activities	$81,188	$112,101
Net cash used by investing activities	(10,677)	(23,304)
Net cash (used) provided by financing activities	(27,136)	36,258
Net increase in cash	$43,375	$125,055

Cash Flows Provided by Operating Activities

During 2009, cash provided by operations was $81,188 compared with cash provided by operations of $112,101 for 2008.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. The decrease in cash provided by operations of $30,913 in 2009 was primarily due to a decrease in operating income of $799,145 in 2009.  Our accounts receivable used cash with an increase of $114,466 principally due to the growth of sales in 2009.  Though sales increased approximately $1,454,000, our gross profit remained relatively static principally due to our contract mix and billable personnel use.  Our increase in total liabilities provided cash flows from operating activities consisting of increases in accrued pension obligations of $521,049, accounts payable of $357,803 and accrued expenses of $128,170.

Cash Flows Used by Investing Activities

Cash used by investing activities for 2009 was $10,677 compared with $23,304 for 2008.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  In early 2010, we acquired technology equipment and software of approximately $30,000 to demonstrate virtualization solutions for potential clients with the objective of growing our sales.  We do not have plans for other significant capital expenditures in the near future.

Cash Flows (Used) Provided by Financing Activities

Cash used by financing activities was $27,136 for 2009 due to net principal payments over borrowings of notes payable of $28,886 offset by $1,750 from the exercise of an option for common stock.  In comparison, for 2008, cash provided by financing activities was $36,258 due a new working capital loan of $200,000 and the exercise of stock options of $16,667, which were offset by principal payment of notes payable of $180,409.  We anticipate that we will use approximately $32,300 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations.  Current maturities of notes payable to third and related parties amount to $449,000 as of December 31, 2009.  We believe we will be able to extend the maturity date for a substantial portion of the related party current maturities.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2009, we had financing availability, based on eligible accounts receivable, of $184,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

IT Consulting Services

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

We are a VMware Authorized Consultant (VAC) as approved by VMware, Inc. (NYSE:VMW), a subsidiary of EMC Corporation (NYSE:EMC).  VMware is recognized as an industry leader in virtualization technology.  As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.  We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line.  These certifications are examples of our concerted effort to grow and expand our server virtualization practice.  Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater.  Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment easier backup, improved availability, and better security. We have completed various virtualization projects during 2009 and 2008 and are continuing to focus on increasing our sales in this area of our business.   Our clients have experienced an approximate ten to one reduction in physical to virtual servers and as a result have benefited substantially in power, cooling, and space savings. Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

In September 2009, we were accepted into the Hewlett Packard Developer and Solutions Partner Program (DSPP).  DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services.  HP has many tools and resources to help us generate new revenue streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.  During 2009, we began to generate sales based on this program.

In November 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.  In addition, our authorized reseller status enables us to deliver Dell’s world-class range of hardware and software solutions to our own end-user clients and those clients engaged under the Dell master services agreement.

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

Future Trends

The current recessionary economy that we experienced in 2009 and continue to experience in 2010, especially in the United States, may impact certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We believe that our formal relationships with Microsoft, Hewlett Packard, VMware, Dell, and others provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.

During 2009, the United States and worldwide capital and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expansions of our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

We believe that our operations, as currently structured, together with our current financial resources, will result in improved financial performance in future years.  We have financed our business activities through the issuance of notes payable to third parties, including related parties, exercises of stock options, and financing through sales with recourse of our accounts receivable.  We have used warrants for common stock to provide compensation to certain consultants.

There is no assurance, that our current resources will be adequate to fund the liabilities for the O&W retirement plan or our current operations and business expansion or that we will be successful in raising additional working capital through operations or debt financing.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

The following table compares our statements of operations data for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
					2009 vs. 2008
		As a % of		As a % of	Amount of	% Increase
	2009	Sales	2008	Sales	Change	(Decrease)
Sales	$11,373,363	100.0%	$9,918,896	100.0%	$1,454,467	14.7%
Cost of services	8,560,580	75.3	7,071,415	71.3	1,489,165	21.1
Gross profit	2,812,783	24.7	2,847,481	28.7	(34,698)	(1.2)
General and administrative	1,225,190	10.8	1,077,454	10.9	147,736	13.7
Defined benefit pension plan	572,034	5.0	234,457	2.4	337,577	144.0
Selling	1,688,503	14.9	1,409,369	14.2	279,134	19.8
Total costs and expenses	3,485,727	30.6	2,721,280	27.4	764,447	28.1
Operating (loss) income	(672,944)	(5.9)	126,201	1.3	(799,145)	(633.2)
Interest expense	(288,895)	(2.5)	(302,401)	(3.0)	13,506	(4.5)
Income tax expense	(4,000)	(.0)	(615)		(3,385)	550.4
Net loss	$(965,839)	(8.5)%	$(176,815)	(1.8)%	$(789,024)	446.2%
Net loss per share - basic and diluted	$(.04)		$(.01)		$(.03)

Sales

Sales for 2009 were $11,373,363, an increase of $1,454,467 or 14.7% as compared to sales for 2008 of $9,918,896.  Most of the sales increase in 2009 was a result of sales from new projects principally virtualization projects for various government and commercial clients.  The other areas of our business grew slightly or contracted slightly during 2009.  We use virtualization software provided by third party vendors such as VMware, to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications.  We are actively pursuing opportunities to develop additional sales from new and existing target markets.

In September 2009, we announced the launch of Cloud-CastSM, a new division focused on the growing demand for cloud computing and virtualization services and solutions in the government and commercial markets.  Cloud-Cast’s initial offering is the Cloud-Cast Readiness AssessmentSM, which analyzes the business case for proposed cloud computing implementations.  Cloud-Cast’s complete service offerings include solutions for applications, desktops and servers, as well as migration and management services.  Additionally, we expect that Cloud-CastSM may develop proprietary software solutions, with an emphasis on dynamic allocation of cloud computing resources.  Cloud-Cast’s partners include Amazon Web Services, Citrix, InstallFree, Microsoft and VMware.  We expect sales in future periods from our Cloud-CastSM division.

We have focused our efforts toward increasing sales in the virtualization arena including server, desktop and cloud virtualization applications.  Our director of virtualization services is recognized as one of the nation’s foremost technical experts who is consistently sought for speaking engagements at significant events and by the major industry trade journals.  As virtualization sales increased during 2009, we added new information technology services employees to our virtualization practice.  In early 2010, we acquired technology equipment and software to demonstrate virtualization solutions for potential clients with the objective of growing our sales.

In June 2009, we submitted a proposal for state and local government business projects within the Gulf Coast region and, in October 2009, we executed our first master contract with the State of Mississippi to deliver virtualization services to state agencies over a three year period as part of the State of Mississippi’s larger strategy to streamline government operations and to address issues of IT modernization.  In September 2009, we submitted a proposal to the State of Mississippi related to Microsoft’s Stimulus360 consulting services, our proposal was accepted in October 2009 and our contract was executed in November 2009.  During 2009, we started new projects for the State of Mississippi, which generated sales of approximately $110,000.  Additional sales from these projects are expected during 2010.  We continue to use one consultant and one employee on a part time basis to focus on business development in the Gulf Coast region.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group.  Cost of services for the year ended December 31, 2009 was $8,560,580 or 75.3% of sales as compared to $7,071,415 or 71.3% of sales for 2008.  Gross profit remained relatively unchanged at $2,812,783 for 2009 compared to $2,847,481 for 2008.  The decrease in the gross profit percent to 24.7% of sales for 2009 compared to 28.7% for 2008 is due to increased sales volume which was offset by a change in the mix of our contracts as a result of completing higher margin projects in 2008 and adding new lower margin projects in 2009.  We also experienced a decrease in personnel utilization rates when certain project commencement dates were deferred.

In certain cases, we submitted bids on new work with lower gross profit margins to generate opportunities for long-term, larger volume contracts and more stable sales and to build our portfolio of successfully completed projects that can be referenced as we bid on new projects.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for 2009 were $1,225,190 which was an increase of $147,736 or 13.7% as compared to $1,077,454 for 2008.   As a percentage of sales, general and administrative expense was 10.8% for 2009 and 10.9% for 2008.

The increase in general and administrative expenses was due to an increase in consulting fees, an increase in variable incentive compensation paid to our recruiter as we hired more employees, the addition of an employee to support various functions as a direct result of our increased sales volume and number of projects, and cost of living adjustments related to salaries and health care insurance premiums.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with recruiting additional personnel and managing a larger business.   However, we expect that general and administrative expenses will remain relatively stable as a percentage of sales as our sales increase.

     Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $572,034 for 2009 and $234,457 for 2008, an increase of $337,577.  Included in these amounts are periodic pension costs of approximately $368,000 for 2009 and $154,000 for 2008.  The increase of approximately $214,000 was principally due to an approximate 25% loss in the market value of O&W Plan investment securities during 2008 resulting from adverse market conditions.  Overall market conditions have had a significant impact on the market value of Plan assets and pension costs.  The O&W Plan actuary’s estimate of periodic pension costs is approximately $311,000 for 2010 which is a decrease of approximately $57,000 from 2009.

During 2009, we incurred legal and professional fees of approximately $85,000 versus approximately $5,800 in 2008, in connection with advocating our legal position with the appropriate regulatory authorities and taking steps toward terminating the O&W Plan.

We continue to accrue interest and fees on unpaid excise taxes and unfunded contributions for plan years 2003, 2004 and 2005, which were approximately $118,000 for 2009 and $75,000 for 2008.

        Selling Expenses

In 2009, we incurred selling expenses of $1,688,503 as compared to $1,409,369 in 2008, an increase of $279,134 or 19.8%.  The increase for 2009 is principally due to the addition of sales and business development personnel and consultant fees since the second half of 2008 to develop more new sales opportunities and to prepare proposals for new projects.

Operating (Loss) Income

In 2009, our operating loss was $(672,944) compared to operating income of $126,201 for 2008, a change of $(799,145).  Although we had an increase in sales of $1,454,467, it was offset by increases in our cost of services of $1,489,165 and our gross profit remained relatively unchanged at $2,812,783 for 2009 versus $2,847,481 for 2008.  As discussed above, our operating expense grew by $764,447 during 2009.

Included in the above results are non-cash expenses consisting of stock-based compensation expense of $140,096 and $205,686 for 2009 and 2008, respectively and net (credits) expense of $(2,169) and $44,143 for warrants and common stock issued to consultants for 2009 and 2008, respectively.  In addition, our depreciation expense was $31,116 for 2009 and $35,264 for 2008.  These non-cash expenses total $169,043 and $285,093 for 2009 and 2008, respectively.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $288,895 for 2009 compared to $302,401 for 2008, a decrease of $13,506 or 4.5%.

Related party interest expense decreased by $40,804 for 2009 as compared to 2008 due to lower average principal balances on related party notes in 2009 and a reduction in the contractual interest rate on these notes payable from 8.5% for 2008 to 6.0% for 2009.  A related party sold $150,000 of notes payable to third parties in October 2009 which resulted in subsequent interest expense being recorded as other interest expense.

Other interest expense increased by $27,298 for 2009 as compared to 2008.  Our fees for financing accounts receivable were reduced beginning in June 2009, thus reducing our financing rates, however our length of term and volume of accounts receivable financings increased during 2009.  We also incurred additional interest expense in 2009 as compared to 2008 due to $200,000 of new indebtedness that we incurred in June 2008 which was used for working capital purposes; the balance of this indebtedness was reduced to $175,000 as of December 31, 2009.   Notes payable to third parties increase by $150,000 beginning in October 2009 as discussed above.

      Income Taxes

Income tax expense was $4,000 and $615 for 2009 and 2008, respectively, consisting of state taxes.

Net Loss

In 2009, our net loss was $(965,839) or $(.04) per share compared to a net loss of $(176,815) or $(.01) per share for 2008, a change of $(789,024).

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

Revenue Recognition

Our revenues are generated under both time and material and fixed price consulting agreements.  Consulting revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs.  Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients.  Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, we believe that collection is reasonably assured.

Client deposits received in advance are recorded as liabilities until associated services are completed.  During 2008, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.5% of total sales (77.5% - 2008) and 86.8% of accounts receivable (70.3% - 2008) at December 31, 2009.

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

At December 31, 2009 we had federal net operating loss (NOL) carry forwards of approximately $22.5 million that expire in years 2014 through 2029.  Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

Our adoption of FASB ASC 740 (formerly FIN 48 “Accounting for Uncertainty in Income Taxes”), did not have a material impact on our results of operations and financial position, and therefore, we did not have any adjustments at the time of adoption to our beginning balance of accumulated deficit.  In addition, we did not have any material unrecognized tax benefit at December 31, 2009.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009 and 2008, we recognized no interest and penalties.  We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions.

Defined Benefit Plan Assumptions

We recognize the funded status of the defined benefit postretirement plan in our balance sheet and recognize changes in that funded status in comprehensive income according to FASB ASC 715 (formerly Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”).   The implementation of this Statement did not have a significant impact on our financial statements.

We have acted as sponsor of a defined benefit plan, under which participants earned a retirement benefit based upon a formula set forth in the O&W Plan.  We record income or expense related to the O&W Plan using actuarially determined amounts that are calculated under the provisions of FASB ASC 715.  Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on O&W Plan assets.  These rates are based on market interest rates and historical returns on O&W Plan assets, and therefore fluctuations in market interest rates and returns could impact the amount of pension income or expense recorded for the O&W Plan.  Despite our belief that these estimates are reasonable for these key actuarial assumptions, future actual results will likely differ from our estimates, and these differences could materially affect our future financial statements either unfavorably or favorably.

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

As discussed in more detail above in the section entitled “Osley & Whitney, Inc. Retirement Plan”, although we have acted as the sponsor of the O&W Plan since we acquired O&W, in 2007 it was determined that we may not have had, or currently have, a legal obligation to do so from December 30, 2002 when we sold all of the common stock of O&W to a third party.  We are presently advocating this position with the appropriate regulatory authorities to ascertain whether they concur or disagree with this determination.   If our current efforts do not result in a concurrence with our position, we intend to pursue all further available avenues to prevail our position.  Depending upon the ultimate outcome regarding our obligations as sponsor of the O&W Plan, adjustments to our financial statements may be necessary.

Impairment of Long-Lived Assets

We evaluate at each balance sheet date the continued appropriateness of the carrying value of our long-lived assets including our long-term receivables and property, plant and equipment in accordance with FASB ASC 360 (formerly Financial Accounting Standards Board Statement No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable.  If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items.  The net carrying value of assets not recoverable is reduced to fair value. We consider continued operating losses, or significant and long-term changes in business conditions, to be the primary indicators of potential impairment.  In measuring impairment, we look to quoted market prices, if available, or the best information available in the circumstances.

Stock Option Awards

Effective January 1, 2006, we adopted the provisions of FASB ASC 718 (formerly Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”) using the modified prospective transition method.  For further detail, see note 8 to the consolidated financial statements.  We recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $140,096 and $205,686 for 2009 and 2008, respectively.  The impact of this expense was to increase basic and diluted net loss per share from ($.03) to ($.04) and from $(.00) to $(.01) for 2009 and 2008, respectively.  The adoption of FASB ASC 505 did not have an impact on cash flows from operating or financing activities.  For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised.  The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded.  The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital.  Due to the uncertainty of the our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero.  As a result, for 2009 and 2008, there is no income tax expense impact from recording the fair value of options granted.  No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 50% when computing the value of stock options and warrants through September 30, 2008 and we used volatility of 75% thereafter. This is based on volatility data used by other companies in our industry and a more recent increase in overall market volatility. The expected life of the options was assumed to be the ten year contractual term for options granted through September 30, 2008.  For options issued after September 30, 2008 the term is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 (formerly SEC Staff Accounting Bulletin No. 110) to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available.  The expected dividend yield is zero percent.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 2.09% to 2.80% for 2009 and 1.7% to 4.1% for 2008.

We recorded expense for options, warrants and common stock issued to employees and independent service providers for the periods presented as follows.

	Year ended December 31,
	2009	2008
Employee stock options	$140,096	$205,686
Consultants - common stock warrants	(2,169)	31,643
Consultant - common stock	-	12,500
Total expense	$137,927	$249,829

Equity Instruments Issued to Consultants and Vendors in Exchange for Goods and Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 718 (EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and formerly EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value award of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  We use the Black-Scholes option-pricing model to determine the fair value of the awards.  The fair value of the equity instrument is recognized over the term of the consulting agreement.  We periodically evaluate the likelihood of reaching the performance requirements and recognize consulting expense over the expected term associated with these performance based awards once it is probable the consultants will achieve their performance criteria and the awards will become vested.

Recent Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) - The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including us.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  Since the Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, we revised our references to Statement of Financial Accounting Standards to refer to the Codification as our source for GAAP.

Subsequent Events - Codification Topic 855 establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures.  This section of the Codification was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for us.

In December 2008, the FASB issued an amendment to the Codification as Topic 715, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this amendment is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  It is effective for fiscal years ending after December 15, 2009 and was adopted in the current year.

Multiple-Deliverable Revenue Arrangements - The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  In addition, this update provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.  ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011.  The Company does not anticipate any material impact on its financial statements upon adoption.

Revenue Arrangements That Include Software Elements - The objective of ASU 2009-14 is to address revenue arrangements that include software elements.  The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not anticipate any material impact on its financial statements upon adoption.

Improving Disclosures about Fair Value Measurements - The objective of ASU 2010-06 is to address improving disclosures about fair value measurements.  This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not anticipate any material impact on its financial statements upon adoption.

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

       (b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.  Other Information

Appointment of Certain Officers

On February 25, 2010, our Board elected James Villa, a director, President of Infinite Group, Inc.  He was formerly a consultant to the Company.  As our president, Mr. Villa reports to the Chief Executive Officer and will be serving at the pleasure of our Board.  Mr. Villa will be entitled to receive base employee compensation of $180,000 annually, additional performance based compensation as approved by our compensation committee, a discretionary matching contribution to our retirement plan and group health care and group life insurance benefits according to our standard policies.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance
Set forth below are the names, ages and positions of our executive officers and directors at December 31, 2009.
Name	Age	Position	Affiliated Since
Donald Upson	54	Chairman	2009
Michael S. Smith	55	Director and Chief Executive Officer	1995
Allan M. Robbins (1)	60	Director	2003
James Villa (1)	52	Director and President	2003
James D. Frost	61	Chief Technology Officer	2003
William S. Hogan	49	Chief Operations Officer	2004
James Witzel	56	Chief Financial Officer	2004
Deanna Wohlschlegel	38	Secretary, Controller and Facility Clearance Officer	2003
__________________________
 (1)  Member of the audit and compensation committees.
Each director is elected for a period of one year and serves until his successor is duly elected and qualified.  Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Donald Upson became a director in October 2009 and was appointed chairman by the Board in January 2010.  He currently is the principal partner at ICG Government, a government technology and management consulting practice.  Prior to joining ICG Government, from 1998 to 2002, Mr. Upson served as the State of Virginia’s first Secretary of Technology, combining the State’s chief information officer, economic development and research roles.  Mr. Upson, since January 2007, also serves on the board of director of Lattice Incorporated (OTCBB:LTTC), a provider of information and communications technology solutions to the government and commercial markets.  He is a graduate of California State University, Chico and was awarded an Honorary Doctorate in Humane Letters from Marymount University, and has also completed graduate work in public administration at George Washington University.

Michael S. Smith, our chief executive officer and a director, became a director in 1995 and assumed the positions of chairman, president, chief executive officer and chief financial officer in January 2003.  He relinquished the position of president to Mr. James Villa in February 2010, the position of chairman to Mr. Donald Upson in January 2010 and the position of chief financial officer to Mr. James Witzel in May 2008.  Mr. Smith has an extensive background in business formation and finance, executive management, investment banking and securities law. He holds a Bachelor of Arts degree from Cornell University and a J.D. degree from Cornell University School of Law.

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

James Villa became a director on July 1, 2008 and is chairman of the audit and compensation committees.  Mr. Villa was appointed President by our Board on February 25, 2010.  Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (“ICC”).  ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to us since January 2003.

James D. Frost has been our chief technology officer since 2003 and our chief operations officer from 2006 to 2009.  Mr. Frost is a Professional Engineer possessing over 25 years of experience at senior and executive levels in information technology, engineering, and environmental business units.  Prior to joining us, Mr. Frost was the practice director for Ciber, Inc. where he was responsible for managing the technical IT practice for the federal systems division and the commercial division for the mid-Atlantic region.  Mr. Frost also led the business process re-engineering and start-up operations for multiple small business enterprises.  He has served as the operations manager for ABB Environmental Services, and the deputy program manager and section head at Lee Wan & Associates in Oak Ridge, Tennessee.  Mr. Frost has also served 20 years in the United States Navy as a Navy Civil Engineer Corps Officer.

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

James Witzel was appointed as our chief financial officer in May 2008.  Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects.  Prior to joining us, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of privately held middle market companies.  He has over 30 years of experience in accounting, financial reporting, and management.  He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

Deanna Wohlschlegel has been our corporate secretary and controller since May 2003.  During 2007, Ms. Wohlschlegel was appointed to the position of security officer and director of human resources.   In August 2008, she was appointed to the position of facilities clearance officer.  She has an Associate’s degree in Accounting from Finger Lakes Community College.

Committees of the Board of Directors

Our Board has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.  Each committee is comprised of Messrs. Villa and Robbins.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with for the year ended December 31, 2009.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11.  Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2009 and 2008, individual compensation for services to Infinite Group paid to: (1) the chief executive officer, and (2) up to two other most highly paid executive officers of Infinite Group in 2009 and 2008 whose salary and bonus exceeded $100,000 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (2)	All Other Compensation (1)	Total

Michael S. Smith	2009	$179,783	$-	$3,995	$7,226	$191,004
Chief Executive Officer	2008	$179,383	$-	$-	$2,622	$182,005

James D. Frost
Chief Technology Officer	2009	$225,000	$-	$-	$6,732	$231,732
	2008	$225,000	$-	$-	$6,732	$231,732
William S. Hogan
Chief Operations Officer (3)	2009	$213,703	$-	$21,883	$6,681	$242,267
	2008	$192,896	$25,000	$33,244	$6,807	$257,947
_________________
(1)	Reflects life insurance premiums paid by Infinite Group, Inc. and Company-matching contributions under the Simple IRA Plan.
(2)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.”
(3)	Mr. Hogan became our chief operations officer on May 12, 2008.

Stock Options
The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives.  There were no unvested stock awards at December 31, 2009.
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael S. Smith	5,000		$1.50	12/31/2010
	5,000		$2.53	12/31/2011
	5,000		$.14	12/31/2012
	500,000		$.05	5/5/2013
	500,000		$.25	3/9/2015
	41,667	83,333	$.16	2/4/2019

James D. Frost	500,000		$.05	5/5/2013
	500,000		$.09	3/8/2015
	500,000		$.25	3/8/2015

William S. Hogan	20,000		$.12	7/5/2014
	15,000		$.20	6/16/2015
	2,000		$.33	11/13/2015
	65,000		$.25	12/31/2015
	25,000		$.50	3/8/2017
	173,000		$.51	8/23/2017
	33,333	16,667	$.67	7/27/2018
	-	75,000	$.16	2/4/2019

Employment Agreements

In 2003, we entered into employment agreements with Messrs. Smith and Frost with terms of five years through May 2008.  As of December 31, 2009, these agreements have been extended through May 2010 at which time they will expire.  These agreements are essentially identical and provide for annual base compensation of $150,000.  In addition, in accordance with each agreement we have issued 500,000 shares of our common stock with a value of $25,000 as of the date of issuance and 500,000 employee stock options exercisable at $.05 per share.  The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain reasons.  Each agreement also provides for incentive compensation, termination benefits in the event of death, disability and termination for other than cause, and a covenant against competition.

Compensation of Directors

The following table provides compensation information for the year ended December 31, 2009 for each of the non-employee members of our Board.  We do not pay any directors’ fees.  Directors are reimbursed for the costs relating to attending Board and committee meetings.

Name	Year	Option Awards (1)	All Other Compensation (2)	Total
Allan M. Robbins	2009	$1,645	$-	$1,645

James Villa	2009	$-	$175,700	$175,700

Donald Upson	2009	$-	$67,200	$67,200
_________________
(1)
Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of FASB ASC 718, “Share-based Payments.”   See the section titled “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.  At December 31, 2009, the aggregate number of option awards outstanding for Dr. Allan M. Robbins was 87,500 options of which all were vested.

(2)	Reflects consulting fees to each director’s consulting firm where the director is a major principal in their consulting firm and the director provided services to us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of February 26, 2010 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Michael S. Smith	1,316,667	(4)	4.9%
Allan M. Robbins	9,037,915	(5)	26.8%
James Villa	5,659,988	(6)	18.1%
James D. Frost	1,990,000	(7)	7.3%
William S. Hogan	402,083	(8)	1.5%
Donald Upson	-		-%
All Directors and Officers (8 persons) as a group	18,919,438	(3)	44.3%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	3,617,000	(9)	14.1%

David N. Slavny Family Trust 20 Cobble Creek Road Victor, NY 14564	2,248,250	(10)	8.5%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from February 26, 2010 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  On February 26, 2010, we had 25,661,883 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(3)
Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.

(4)	Includes 1,056,667 shares subject to currently exercisable options and 240,000 common shares held by Mr. Smith’s spouse and son for which Mr. Smith disclaims beneficial ownership.
(5)
Includes 7,950,415 shares, which are issuable upon the conversion of the notes including principal in the amount of $264,000 and accrued interest in the amount of $133,520 through February 26, 2010; and 87,500 shares subject to currently exercisable options.

(6)	Includes 5,659,988 shares, which are issuable upon the conversion of notes including principal in the amount of $228,324 and accrued interest in the amount of $54,674 through February 26, 2010.
(7)	Includes 1,500,000 shares subject to currently exercisable options.
(8)	Includes 358,333 shares subject to currently exercisable options.
(9)	Includes 3,610,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(10)
Includes 939,500 held by the David N. Slavny Family Trust, 365,000 common shares held by David N. Slavny, our director of business development, 575,000 shares subject to currently exercisable options granted to Mr. Slavny, and 368,750 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our Board and approved by our stockholders, covering an aggregate of 9,188,833 unexercised shares of our common stock at December 31, 2009, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the Code) and non-qualified options.  As of December 31, 2009, 344,833 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other prior plans.  On February 3, 2009, our Board approved the 2009 stock option plan (2009 plan), which authorizes options to purchase up to an aggregate of 4,000,000 common shares.  Options issued to date are non-qualified options since the 2009 Plan has not been approved by stockholders.  The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of December 31, 2009, 3,330,000 options to purchase shares remain unissued under the 2009 plan.  Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

We have granted options to Dr. Robbins as follows: in April 2003, we granted 7,500 non-qualified options with an exercise price of $.10; in March 2005, we granted 50,000 non-qualified options with an exercise price of $.10; in February 2006, we granted 5,000 options with an exercise price of $.33; and in August 2007 we granted 25,000 options with an exercise price of $.51.  As of February 27, 2010, we have granted 87,500 options to Dr. Robbins, of which all are exercisable.  In addition, we have granted 1,140,000 options to our CEO, who is also a member of our Board, as stated above under Stock Options, of which 1,056,667 are exercisable at February 26, 2010.

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

The following table summarizes as of December 31, 2009 the (i) options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans.  The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	4,844,000	$.27	344,833
2009 stock option plan that has not been approved by security holders (2)	670,000	$.18	3,330,000
Warrants granted to service providers (3)	547,500	$.37	-
Total	6,061,500	$.27	3,674,833
___________________________
(1)	Consists of grants under our 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 4,518,500 are exercisable at December 31, 2009.
(2)	Consists of grants under our 2009 Plan of which 106,667 are exercisable at December 31, 2009.
(3)
Consists of (i) warrants to purchase 320,000 and 50,000 shares of common stock issued to two consultants which are exercisable at $.30 and $.35 per share, respectively, expire in 2011 and of which 300,000 shares are only exercisable if we realize certain sales as a result of each consultant’s efforts on our behalf; (ii) warrants to purchase 77,500 shares of common stock issued to an investment banking group for services during 2006, which are exercisable at $.50 per share and expire in 2010; and (iii) warrants to purchase 100,000 shares of common stock issued during 2007 to a consultant for services to assist us with business development through April 4, 2008, which are exercisable at $.50 per share and expire in 2012.  Warrants for 197,500 shares are exercisable at December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intelligent Consulting, LLC

James Villa, a member of our Board and effective February 25, 2009, our President, is the sole member of Intelligent Consulting Corporation (“ICC”), a consulting firm which provides consulting services to us.  We have contracted with ICC on a month to month basis since 2003.  The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing improvements to our technology infrastructure; business development activities, and specific projects as directed by our President to assist us in developing and implementing our business plans and other corporate matters.  During the years ended December 31, 2009 and 2008, we paid ICC $175,700 and $129,000, respectively, for services its personnel provided.  The compensation was revised to $15,000 per month effective February 2009.

Northwest Hampton Holdings, LLC, James Villa and Dr. Allan M. Robbins

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC and James Villa.  The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual, who is a member of our Board and effective February 25, 2010 became our President.  At December 31, 2009, we were obligated to Northwest Hampton Holdings, LLC under the terms of convertible notes payable and accrued interest at 6.0%.  The terms of the notes were revised and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible, at the option of the note holder, into shares of common stock at $.05 per share.   During 2009 and 2008, $25,000 and $60,938, respectively, of the principal and accrued interest of the notes were converted by the holder into 500,000 and 1,218,750 shares of common stock.  During 2009 and 2008, the holder sold $150,000 and $15,000, respectively, of the notes to other parties.  At December 31, 2009, the balance of Northwest Hampton Holdings, LLC’s notes was $281,094 including accrued interest and is convertible into 5,621,885 common shares.  The note payable to James Villa had a balance of $25,000 as of December 31, 2009 and is not convertible.

At December 31, 2009, we were obligated to Dr. Allan M. Robbins, a member of our Board, under convertible notes payable of $264,000 and accrued interest at 6.0%. The terms of the notes were modified and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible into shares of common stock at $.05 per share.  At December 31, 2009, the balance of these notes was $395,047 including accrued interest and is convertible into 7,900,942 common shares.

The interest rates for the aforementioned notes payable will be adjusted annually, on January 1st  of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.  We executed collateral security agreements with the note holders providing for a security interest in all our assets.

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

During 2009 and 2006, we entered into demand note agreements with Dr. Allan Robbins, a member of our Board, totaling $50,000 and $105,000 with interest at 10% and 18%, respectively.  The balance of these notes at December 31, 2009 was $30,000 and $40,000.

During 2009, we entered into a demand note agreement with Mr. James Villa, a member of our Board and effective February 25, 2010, our President, for $50,000 with interest at 12%.  The balance of this note at December 31, 2009 was $25,000.

David N. Slavny Family Trust

During 2005, we issued various notes to the individuals that control the David N. Slavny Family Trust, which is a stockholder.  The notes were consolidated into one note of $185,000 with interest at 12% per annum and further modified during 2008 such that the notes bear interest at 11% and principal matures on July 1, 2010.  The notes are secured by all of our assets.  At December 31, 2008, the notes had a balance of $109,000.  Subsequent to December 31, 2008, the note balance was reduced to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of our common stock on the date of the modification.  At February 26, 2010, the balance of this note was $59,000 and is convertible into 368,750 common shares.

Director Independence

Our Board has determined that Mr. Robbins is “independent” in accordance with the NASDAQ’s independence standards.  Our audit and compensation committees consist of Messrs. Villa and Robbins, of which only Mr. Robbins is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Audit fees	$77,703	$89,685
Audit related fees	-	1,855
Total audit and audit related fees	$77,703	$91,540

Audit fees for 2009 and 2008 were for professional services rendered for the audits of our annual consolidated financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

There were no tax or other non-audit related services provided by the independent accountants for 2009 and 2008.

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

(b) Exhibits:

Exhibit
No.                                           Description
3.1           Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (5)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**Form of Stock Option Plan. (2)
10.2	Form of Stock Option Agreement. (1)
10.3	**Employment Agreement between Michael Smith and the Company dated May 5, 2003. (5)
10.4	**Employment Agreement between James Frost and the Company dated May 12, 2003. (5)
10.5	License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (5)
10.6	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.8	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.9	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.14	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (5)
10.15	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (5)
10.16	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (5)
10.17	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(7)
10.18	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (5)
10.19	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (5)
10.20	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (5)
10.21	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (5)
10.22	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (6)
10.23	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (6)
10.24	Promissory note dated June 13, 2008 in favor of Dan Cappa. (7)
10.25	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (7)
10.26	**The 2009 Stock Option Plan. (7)
10.27	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009.*
10.28	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2009. *

10.29	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2009. *
14.1	Code of Ethics. (5)
21.1	Subsidiaries of the Registrant. (5)
23.1	Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.
(2)	Incorporated by reference to 1993 Preliminary Proxy Statement.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on February 26, 2010 on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

By:	/s/ Michael S. Smith
Michael S. Smith, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald Upson
Donald Upson	Chairman	February 26, 2010

/s/ Michael S. Smith
Michael S. Smith	Chief Executive Officer
	(principal executive officer)	February 26, 2010

/s/ James Villa
James Villa	President and Director	February 26, 2010

/s/ James Witzel
James Witzel	Chief Financial Officer	February 26, 2010
(principal financial and accounting officer)

/s/ Allan M. Robbins
Allan M. Robbins	Director	February 26, 2010

CONSOLIDATED
FINANCIAL STATEMENTS
INFINITE GROUP, INC.

DECEMBER 31, 2009
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Infinite Group, Inc.:

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
February 26, 2010

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
Current assets:
Cash	$196,711	$153,336
Accounts receivable, net of allowances of $70,000
($35,000 - 2008)	1,118,580	1,004,114
Prepaid expenses and other current assets	56,622	47,379
Total current assets	1,371,913	1,204,829
Property and equipment, net	58,777	69,750
Deposits and other assets	21,544	15,515
	$1,452,234	$1,290,094

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$686,457	$328,654
Accrued payroll	388,131	304,819
Accrued interest payable	275,563	280,547
Accrued retirement and pension	3,078,361	2,367,312
Accrued expenses - other	61,632	62,516
Current maturities of long-term obligations-bank	32,243	7,426
Notes payable	295,000	30,000
Notes payable-related parties	154,000	40,000
Total current liabilities	4,971,387	3,421,274

Long-term obligations:
Notes payable:
Banks and other	334,029	504,266
Related parties	501,324	734,624
Accrued pension obligation	735,012	1,337,231
Total liabilities	6,541,752	5,997,395

Commitments and contingencies (Notes 10 and 11)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
authorized; 25,661,883 (24,969,078 - 2008) shares
issued and outstanding	25,661	24,969
Additional paid-in capital	29,870,506	29,699,795
Accumulated deficit	(32,180,645)	(31,214,806)
Accumulated other comprehensive loss	(2,805,040)	(3,217,259)
Total stockholders’ deficiency	(5,089,518)	(4,707,301)
	$1,452,234	$1,290,094

See notes to consolidated financial statements.
2

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

Sales	$11,373,363	$9,918,896
Cost of services	8,560,580	7,071,415
Gross profit	2,812,783	2,847,481

Costs and expenses:
General and administrative	1,225,190	1,077,454
Defined benefit pension plan	572,034	234,457
Selling	1,688,503	1,409,369
Total costs and expenses	3,485,727	2,721,280

Operating (loss) income	(672,944)	126,201
Interest expense:
Related parties	(51,464)	(92,268)
Other	(237,431)	(210,133)
Total interest expense	(288,895)	(302,401)

Loss before income tax expense	(961,839)	(176,200)

Income tax expense	4,000	615

Net loss	$(965,839)	$(176,815)

Net loss per share – basic and diluted	$(.04)	$(.01)

Weighted average shares outstanding – basic and diluted	25,465,756	24,500,164

See notes to consolidated financial statements.

INFINITE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance - December 31, 2007	23,614,965	$23,615	$29,386,215	$(31,037,991)	$(2,227,689)	$(3,855,850)
Issuance of common stock in
connection with the exercise
of stock option	66,667	67	16,600	-	-	16,667
Notes payable and accrued
interest - related party
converted to common stock	1,218,750	1,218	59,720	-	-	60,938
Stock warrants expense for
consulting services	-	-	31,643	-	-	31,643
Cashless exercise of common
stock warrants	68,696	69	(69)	-	-	-
Stock based compensation	-	-	205,686	-	-	205,686
Comprehensive income (loss):
Net loss	-	-	-	(176,815)	-	(176,815)
Other comprehensive loss:
Retirement benefit adjustment	-	-	-	-	(989,570)	(989,570)
Total comprehensive loss				_		(1,166,385)

Balance - December 31, 2008	24,969,078	$24,969	$29,699,795	$(31,214,806)	$(3,217,259)	$(4,707,301)
Issuance of common stock in
connection with the exercise
of stock option	25,000	25	1,725	-	-	1,750
Accrued interest- related party
converted to common stock	500,000	500	24,500	-	-	25,000
Notes payable and accrued
interest - other converted
to common stock	134,540	134	6,592	-	-	6,726
Cashless exercise of common
stock warrants	33,265	33	(33)	-	-	-
Stock based compensation	-	-	137,927	-	-	137,927
Comprehensive income (loss):
Net loss	-	-	-	(965,839)	-	(965,839)
Other comprehensive income:
Retirement benefit adjustment	-	-	-	-	412,219	412,219
Total comprehensive loss				_		(553,620)

Balance - December 31, 2009	25,661,883	$25,661	$29,870,506	$(32,180,645)	$(2,805,040)	$(5,089,518)

See notes to consolidated financial statements.

INFINITE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(965,839)	$(176,815)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock based compensation	137,927	249,829
Depreciation	31,116	35,264
(Increase) decrease in assets:
Accounts receivable	(114,466)	(334,507)
Prepaid expenses and other assets	(14,572)	(498)
Deposits	-	4,008
Increase in liabilities:
Accounts payable	357,803	29,135
Accrued expenses	128,170	80,639
Accrued pension obligations	521,049	225,046

Net cash provided by operating activities	81,188	112,101

Cash flows from investing activities:
Purchase of property and equipment	(10,677)	(23,304)
Net cash used by investing activities	(10,677)	(23,304)

Cash flows from financing activities:
Repayments of bank notes payable	(158,886)	(4,077)
Proceeds from note payable – other	125,000	200,000
Proceeds from notes payable – related parties	126,151	-
Repayments of notes payable – related parties	(121,151)	(176,332)
Proceeds from issuances of common stock	1,750	16,667
Net cash (used) provided by financing activities	(27,136)	36,258

Net increase in cash	43,375	125,055

Cash - beginning of year	153,336	28,281

Cash - end of year	$196,711	$153,336

Supplemental cash flow disclosures:
Cash paid for:
Interest	$238,671	$249,667

Income taxes	$4,000	$615

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

The Company operates in one segment, the field of IT consulting services, with all operations based in the United States.  There were no sales from customers in foreign countries during 2009 and 2008 and all assets are located in the United States.  Certain projects required employees to travel overseas during 2009 and 2008.

NOTE 2. - MANAGEMENT PLANS

Although the Company reported net losses in 2009 and 2008 and a stockholders’ deficit at December 31, 2009 and 2008, the Company’s sales have grown.  The Company’s business strategy is summarized as follows.

Business Strategy

The Company operates in the field of information technology (IT) consulting and integration. The Company is a provider of IT services to federal, state and local government and commercial clients.  Its expertise includes managing leading edge operations and implementing complex programs in advanced server management, virtualization services including server, desktop, application, and storage virtualization, cloud computing, wireless technology, human capital services, business and technology integration, and enterprise architecture.  It focuses on aligning business processes with technology for delivery of solutions meeting its clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.

The Company has entered into a subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service program with an establishment of the U.S. government. The prime contract extends through 2011 and the Company’s subcontract agreement with the prime contractor is renewable annually.

The Company has been awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA).  In 2008, the Company received a five-year extension of the GSA Contract.  Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.  The GSA Schedule was revised in May 2006 to include new positions and a pricing schedule that that now extends through December 27, 2013.

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

State and Local Government Sector - The Company has focused its development efforts in the Gulf Coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure as a result of damage and destruction from major hurricanes. The Company has established itself as a preferred vendor in the State of Mississippi in connection with certain specialized technology offerings.  Various opportunities have been identified in the State of Mississippi and the Company began to record sales from two projects during 2009.

Virtualization Projects - The Company has hired and trained specialists that architect, design and upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as virtualization projects.  The Company’s staff has successfully completed significant virtualization projects for a major establishment of the U.S. government operating one of the largest wide area networks in the United States.  The Company is using this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations.  For instance, the Company has secured a contract to design, plan and build a virtualization effort for one of the constituent agencies of the Department of Homeland Security (DHS) and has completed various shorter duration projects during 2009.

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

  Management has determined that an allowance of approximately $70,000 for doubtful accounts is necessary at December 31, 2009 ($35,000 - 2008).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions.  The cash accounts occasionally exceed the federally insured deposit amount; however, management does not anticipate nonperformance by financial institutions.  Management reviews the financial viability of these institutions on a periodic basis.

Sale of Certain Accounts Receivable - The Company has available a financing line with a financial institution (the Purchaser).  In connection with this line of credit the Company adopted FASB ASC 860 (formerly Statement of Financial Accounting Standards Board Statement No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  FASB ASC 860 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The Company has a factoring line with the Purchaser which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.  These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under FASB ASC 860, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.  The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. During 2009, the Company increased its accounts receivable financing line from $800,000 to $2,000,000 including a sublimit for one major client of $1,500,000.  The fee schedule was also revised.  The fee for the first 30 days is 1% (previously 1.5%) and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2009 (previously fees were charged at one half of one percent for each ten day period or portion thereof).  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

During the year ended December 31, 2009, the Company sold approximately $7,570,000 ($6,290,000 - 2008) of its accounts receivable to the Purchaser.  As of December 31, 2009, $728,050 ($347,343 - 2008) of these receivables remained outstanding.  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $135,345 at December 31, 2009 ($63,687 - 2008), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the fees totaled approximately $173,800 for the year ended December 31, 2009 ($159,000 - 2008).  These fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement.  Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company adopted the provisions of FASB ASC 360 (formerly Financial Accounting Standards Board Statement No. 144), “Accounting for the Impairment or Disposal of Long-lived Assets”.  This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.  The Company determined that there was no impairment of long-lived assets during 2009 and 2008.

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

During 2009, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.4% of total sales (77.5% - 2008) and 86.8% of accounts receivable (70.3% - 2008) at December 31, 2009.

Equity Instruments - For equity instruments issued to consultants and vendors in exchange for goods and services the Company follows the provisions of FASB ASC 718 (formerly EITF 96-18), “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB ASC 718 (formerly EITF 00-18), “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Stock Options - The Company recognizes compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns.  The Company accounts for income tax expense in accordance with FASB ASC 740 (formerly Statement of Financial Accounting Standards No. 109) “Accounting for Income Taxes.”  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s adoption of FASB ASC 740 (formerly FIN 48) did not have a material impact on the Company’s results of operations and financial position, and therefore, the Company did not have any adjustments to the January 1, 2008 beginning balance of accumulated deficit.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  The Company did not have any material unrecognized tax benefit at December 31, 2009.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states.  The tax years 2003 through 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

Earnings Per Share - Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, stock options and stock warrants.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercise.  In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

If the Company had generated earnings during the year ended December 31, 2009, 19,205,357 (19,913,451 - 2008) common stock equivalent shares would have been added to the weighted average shares outstanding.  These additional shares represent the assumed exercise of common stock options, warrants and convertible notes payable whose exercise price is less than the average of the Company’s stock price during the period.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

For the years ended December 31, 2009 and 2008, convertible debt, options and warrants to purchase 23,165,592 and 22,592,977 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective years.

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

Defined Benefit Pension Plan - The Company recognizes the funded status of the defined benefit postretirement plan in its balance sheet and recognizes changes in that funded status in comprehensive income according to FASB ASC 715 (formerly Statement of Financial Accounting Standards No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The implementation of this Statement did not have a significant impact on the Company’s financial statements.

Comprehensive Income - The Company accounts for comprehensive income under FASB ASC 220 (formerly Statement of Financial Accounting Standards No. 130), “Reporting Comprehensive Income,” which establishes standards for reporting and measuring of all changes in equity that result from transactions, other events and circumstances from non-owner sources.  The Company reported the retirement benefit adjustment as a component of comprehensive loss in the statement of stockholders’ deficiency for the years ended December 31, 2009 and 2008.

Fair Value Measurements - Fair value measurements apply to the Osley & Whitney, Inc. Retirement Plan (the Plan) assets and liabilities.

Valuation Hierarchy – The Plan assets and liabilities which are measured at fair value and are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

•	Level 1 - Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  Valuation methodologies used for assets and liabilities measured at fair value are as follows.

Investments - Where quoted prices are available in an active market, investments are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities.  If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics or inputs other than quoted prices that are observable for the security, and would be classified within Level 2 of the valuation hierarchy.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities would be classified within Level 3 of the valuation hierarchy.

Reclassifications - The Company reclassified certain prior year amounts to conform to the current year’s presentation.

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

Subsequent Events - FASB ASC Topic 855 establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures.  This section of the Codification was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company.

Employers’ Disclosures about Postretirement Benefit Plan Assets - In December 2008, the FASB issued an amendment to the FASB ASC Topic 715. This amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this amendment is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the plan assets, and for fair value measurements determined using significant unobservable inputs, a reconciliation of changes between the beginning and ending balances.  It is effective for fiscal years ending after December 15, 2009 which the Company adopted in 2009 (see Note 10).

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Multiple-Deliverable Revenue Arrangements - The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  In addition, this update provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.  ASU 2009-13 will be effective for the Company’s fiscal year beginning January 1, 2011.  The Company does not anticipate any material impact on its financial statements upon adoption.

Revenue Arrangements That Include Software Elements - The objective of ASU 2009-14 is to address revenue arrangements that include software elements.  The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not anticipate any material impact on its financial statements upon adoption.

Improving Disclosures about Fair Value Measurements - The objective of ASU 2010-06 is to address improving disclosures about fair value measurements.  This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not anticipate any material impact on its financial statements upon adoption.

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:
	Depreciable			December 31,
	Lives			2009	2008

Software	3	to	5 years	$22,605	$37,594
Machinery and equipment	3	to	10 years	155,345	135,201
Furniture and fixtures	5	to	7 years	10,892	10,892
Leasehold improvements		3 years		3,286	3,286
				192,128	186,973
Accumulated depreciation				(133,351)	(117,223)
				$58,777	$69,750

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5. - NOTES PAYABLE – CURRENT

Notes payable consist of:

	December 31,
	2009	2008

Demand note payable, 10%, unsecured	$30,000	$30,000
Note payable, 12%, due December 31, 2010	265,000	-
	$295,000	$30,000

Note payable, 12%, due December 31, 2010 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000.  All of these borrowings bear interest at 12% and are due, as modified, on December 31, 2010.  The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable.  Amounts outstanding at December 31, 2009 amounted to $265,000 ($265,000 – 2008, which is included with long-term notes payable).

Notes payable - related parties consist of:

	December 31,
	2009	2008

Demand note payable to director, 18%, unsecured	$40,000	$40,000
Convertible note payable, 11%, due July 1, 2010	59,000	-
Demand note payable to director, 10%, unsecured	30,000	-
Demand note payable to director, 12%, unsecured	25,000	-
	$154,000	$40,000

Convertible note payable, 11%, due July 1, 2010 - During 2005, the Company issued various notes to a stockholder, who is currently an employee.  Subsequently, the notes were consolidated into one note for $185,000 with interest payable monthly at 12%.  The consolidated note was further modified during 2008 such that the note bears interest at 11% and principal matures on July 1, 2010.  The note is secured by all of the assets of the Company.  During 2009, the note balance was repaid from $109,000 to $59,000 and the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of the Company’s common stock on the date of the modification.  At December 31, 2009, the note had a balance of $59,000 ($109,000 – 2008, which is included with long-term notes payable-related parties).

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS

Term notes payable - banks and other consist of:

	December 31,
	2009	2008

Term notes payable - banks	$41,272	$40,692
Term note payable,12%, due January 1, 2011	175,000	200,000
Convertible notes payable, 6%, due January 1, 2016	150,000	6,000
Note payable, 12%, due December 31, 2010	-	265,000
	366,272	511,692
Less current maturities	32,243	7,426
	$334,029	$504,266

Term notes payable - banks - The Company entered into a loan agreement during 2007 for the financing of a vehicle.   The loan has a balance of $25,295 at December 31, 2009, ($29,706 – 2008), bears interest at 7.9% and is due in aggregate monthly installments of approximately $550 through October 26, 2010 at which time the remaining principal balance of $21,751 is due.

The Company entered into capital lease agreements during 2009 and 2008 for the financing of office equipment.  The loans have a balance of $15,977 at December 31, 2009, ($10,987 – 2008) bear interest at rates ranging from 17.3% to 18.5% and are due in monthly installments of approximately $400 through December 2011 and approximately $370 through January 2012.

Term note payable, 12%, due January 1, 2011 - The Company entered into a secured loan agreement during 2008 for working capital.   The loan bears interest at 12%, which is payable monthly, and had a balance of $200,000 at December 31, 2008 and a maturity date of June 2, 2010.  During 2009, principal was paid down to $50,000.  Prior to year end, an additional $125,000 of proceeds were added to the note and the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification, with a maturity date of January 1, 2011.

Convertible notes payable, 6%, due January 1, 2016 -  At December 31, 2009, the Company was obligated to unrelated parties for $150,000 ($6,000 - 2008) at the same terms as stated below under Convertible Notes Payable - Related Parties except that the interest rate is fixed at 6%.  During 2009, a note for $6,000 and accrued interest payable was converted to common shares.

Note payable, 12%, due December 31, 2010 – See Note 5 notes payable-current.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Term notes payable - related parties consist of:

	December 31,
	2009	2008

Convertible notes payable, 6%, due January 1, 2016	$501,324	625,624
Note payable, 11%, due July 1, 2010	-	109,000
	$501,324	734,624

Convertible notes payable, 6%, due January 1, 2016 – The Company has various notes payable to related parties which mature on January 1, 2016 with principal and accrued interest convertible, except for interest on one note for $25,000 which is not convertible, at the option of the holder into shares of common stock at $.05 per share.  The notes bear interest at 6.0% at December 31, 2009 (6.0% - 2008).  The interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum, except that one note for $25,000 has a fixed interest rate of 6%.

During 2009, one holder converted $25,000 of the principal of a note into 500,000 shares of common stock and during 2008, such holder converted $60,938 of principal and accrued interest into 1,218,750 shares of common stock.  During 2008, the holder of one note sold $6,000 of the notes to an unrelated party, which is included above in Term Notes Payable at December 31, 2008 and also sold $9,000 to an officer of the Company, which is included herein.   During 2009, the holder of one note sold $150,000 of the note to unrelated parties, which are included above in Notes Payable - Banks and Other.

The Company executed collateral security agreements with the note holders providing for a security interest in all of the Company’s assets.  Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

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

Note payable, 11%, due July 1, 2010 – See Note 5 notes payable - related parties.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2009 and 2008 there were no preferred shares issued or outstanding.

Common Stock – During the year ended December 31, 2009, the following common stock transactions took place:

•	The Company issued 25,000 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.07 per share or $1,750.

•	The Company issued 500,000 shares of common stock upon conversion of $25,000 of principal of notes payable to a related party.

•	The Company issued 134,540 shares of common stock upon conversion of $6,726 of principal and accrued interest payable to a third party.

•	The Company issued 33,265 shares of common stock upon exercise of warrants for 80,000 common shares on a cashless basis.

During the year ended December 31, 2008, the following common stock transactions took place:

•	The Company issued 66,667 shares of common stock upon exercise of employee stock options and receipt of the exercise price of $.25 per share or $16,667.

•	The Company issued 1,218,750 shares of common stock upon conversion of $60,938 of principal and accrued interest of notes payable to related parties.

•	The Company issued 68,696 shares of common stock upon exercise of warrants for 122,500 common shares on a cashless basis.

Warrants - During 2006, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services.  The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share, which vested on January 1, 2006, and expires on December 31, 2010. The warrant value amounting to $16,770 was determined using the Black-Scholes option pricing model and was recognized as expense during 2006.

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 500,000 shares of the Company’s common stock, exercisable at $.30 per share which expires on March 2, 2011.  The warrant vests in increments of 100,000 common shares as the Company realizes aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on the Company’s behalf.   During the year ended December 31, 2007, the consultant vested in 100,000 shares as a result of achieving the first performance measure and the Company valued the warrant using the Black-Scholes option pricing model and recognized $37,799 of consulting expense.  On August 1, 2008, the terms the warrant were modified such that the second performance criterion of sales of $1,200,000 was eliminated and 100,000 shares vest on a periodic schedule through July 1, 2009.  During the years ended December 31, 2009 and 2008, 60,000 and 40,000 shares vested, respectively, and the Company recorded net expense of $(2,169) and $25,548, respectively, associated with such modification.  The Company anticipates that the likelihood of the consultant meeting the remaining performance criteria is remote and accordingly has not recorded any consulting expense related to the remaining 300,000 shares under the warrant.  During 2009, the Company issued 33,265 shares of common stock upon the consultant’s exercise of warrants for 80,000 common shares on a cashless basis.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

On May 1, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock, exercisable at $.35 per share which expires on April 30, 2016.  The warrant is only exercisable if the Company realizes sales of $500,000 or more as a result of the consultant’s efforts on the Company’s behalf.  As of December 31, 2009, the consultant had not generated any sales for the Company and as a result the Company has not recorded any compensation expense.  The Company anticipates that the likelihood of the consultant meeting the performance criterion is remote.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expires on April 4, 2012.  The fair value of the warrant amounted to $24,380 using the Black-Scholes option pricing model.  During the year ended December 31, 2007, the consultant vested in 100,000 shares.  The Company recognized consulting expense over the term of service, of which $6,095 was recognized during the year ended December 31, 2008.

The total compensation cost that has been (credited) charged against income for the above warrants was $(2,169) and $31,643 for the years ended December 31, 2009 and 2008, respectively.

The following is a summary of warrant activity for the years ended December 31, 2008 and 2009:
	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	750,000	$.36
Exercised during 2008	(122,500)	$.34
Outstanding at December 31, 2008	627,500	$.36
Exercised during 2009	(80,000)	$.30
Outstanding at December 31, 2009	547,500	$.37	1.4 years	$-
Exercisable at December 31, 2009	197,500	$.48	1.7 years	$-

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

A summary of the status of nonvested warrant activity for the years ended December 31, 2009 and 2008 follows:

Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	450,000	$.22
Vested	(40,000)	$.23
Nonvested at December 31, 2008	410,000	$.22
Vested	(60,000)	$.23
Nonvested at December 31, 2009	350,000	$.22

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 5,188,833 common shares at December 31, 2009 (5,223,833 - 2008).  No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans.  As of December 31, 2009, 344,833 options to purchase shares remain unissued under the 2005 plan.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares.  As of December 31, 2009, 3,330,000 options to purchase shares remain unissued under the 2009 plan.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

The compensation cost that has been charged against income for options granted to employees under the plans was $140,096 and $205,686 for the years ended December 31, 2009 and 2008, respectively.  The impact of this expense was to increase basic and diluted net loss per share from $(.03) to $(.04) for the year ended December 31, 2009 and from $(.00) to $(.01) for the year ended December 31, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.

Volatility is based on data used by other companies in the IT services industry and a more recent increase in overall market volatility of companies in the IT services industry.  The expected life of the options was assumed to be the ten year contractual term for options granted through September 30, 2008.  For options granted after September 30, 2008 the term is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The following assumptions were used for the years ended December 31, 2009 and 2008.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

	2009	2008
Risk-free interest rate	2.09% - 2.80%	1.7% - 4.1%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	50% - 75%
Expected life of options	5.75 years	5.75 - 10 years

The Company recorded expense for options, warrants and common stock issued to employees and independent service providers for the years ended December 31, 2009 and 2008 as follows:

	2009	2008
Employee stock options	$140,096	$205,686
Consultants - common stock warrants	(2,169)	31,643
Consultant - common stock	-	12,500
Total expense	$137,927	$249,829

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate.  Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2009 and 2008:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,914,500	$.27
Granted	684,000	$.53
Exercised	(66,667)	$.25
Expired	(680,333)	$.45
Outstanding at December 31, 2008	4,851,500	$.28
Granted	902,500	$.19
Exercised	(25,000)	$.07
Expired	(237,500)	$.51
Outstanding at December 31, 2009	5.491,500	$.26	6.1 years	$376,047

Exercisable at December 31, 2009	4,625,167	$.26	5.6 years	$327,616

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

A summary of the status of nonvested stock options for the years ended December 31, 2009 and 2008 follows:
Nonvested Shares	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	662,333	$.30
Granted	684,000	$.34
Vested	(655,334)	$.32
Forfeited	(67,666)	$.29
Nonvested at December 31, 2008	623,333	$.33
Granted	902,500	$.12
Vested	(511,167)	$.26
Forfeited	(148,333)	$.32
Nonvested at December 31, 2009	866,333	$.15

At December 31, 2009, there was approximately $91,000 of total unrecognized compensation cost related to outstanding non-vested options.  This cost is expected to be recognized over a weighted average period of approximately one year.  The total fair value of shares vested during the year ended December 31, 2009 was approximately $134,000.

The weighted average fair value of options granted was $.12 and $.34 per share for each of the years ended December 31, 2009 and 2008, respectively.  The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

            Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock.  No new options are issuable under the terms of this plan.  During 2009 and 2008, 10,000 and 8,000 options expired, respectively.  At December 31, 2009, there were 22,500 (32,500 - 2008) options outstanding to directors under this plan, all of which are exercisable.  These options are exercisable at prices ranging from $.10 to $2.53 per share with a weighted average exercise price of $.96 per share.  The options expire at various dates from 2010 to 2013.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2009	2008
Current - State	$4,000	$615
Deferred:
Federal	(281,000)	(363,000)
State	(82,000)	(105,000)
	(363,000)	(468,000)
Change in valuation allowance	363,000	468,000
	$4,000	$615

At December 31, 2009 the Company had federal net operating loss carryforwards of approximately $22,500,000 and various state net operating loss carryforwards of approximately $16,500,000, which expire from 2014 through 2029.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.  The Company may be unable to use certain of its state tax net operating loss carryforwards since it presently does not operate in certain states in which it has state net operating loss carryforwards.

At December 31, 2009, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined pension plan expenses, in the amount of approximately $10,432,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses, its position regarding sponsorship of the defined benefit retirement plan and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$8,541,000	$8,408,000
Defined benefit pension liability	1,477,000	1,447,000
Property and equipment	24,000	12,000
Reserves and accrued expenses payable	390,000	367,000
Gross deferred tax asset	10,432,000	10,234,000
Deferred tax asset valuation allowance	(10,432,000)	(10,234,000)
Net deferred tax asset	$-	$-

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES – CONTINUED

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2009	2008
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes, net of federal	5.3	39.1
Incentive stock option expense	(3.5)	(38.7)
Other permanent non-deductible items	(.5)	(3.8)
Change in valuation allowance	(37.7)	(265.6)
Net operating loss carry forward adjustment	2.0	234.7

Effective income tax rate	(.4)%	(.3)%

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees.  Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year.  Eligible employees may contribute a percentage of their compensation up to a maximum of $10,500 for 2009 and 2008.  The Company can elect to make a discretionary contribution to the Plan.  For the years ended December 31, 2009 and 2008 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% of the employee’s compensation for the year.  The Company match for the year ended December 31, 2009 was $70,943 ($52,248 – 2008).

Defined Benefit Plan - The Company has acted as sponsor for a contributory defined benefit pension plan, the Osley & Whitney, Inc. Retirement Plan (the Plan), that covered all salaried and hourly employees at Osley & Whitney, Inc. (O&W) that were scheduled to work at least 1,000 hours per year.  During the year ended December 31, 2001, the Company discontinued the operations of O&W and on December 30, 2002 sold all of the common stock of O&W to a third party but continued to act as sponsor for the plan.  The termination of the employees’ services earlier than expected resulted in a plan curtailment, accounted for in accordance with former Statement of Financial Standards Statement 88 in 2001.  No future benefits will be earned by plan participants.  As a result, the accumulated benefit obligation (the actuarial present value using the current salary level of the benefits earned to date by the Plan participant) and projected benefit obligation (the actuarial present value using the salary level at retirement age of the benefits earned to date by the Plan participant) are the same amount.  The Plan remains in existence and continues to pay benefits as participants qualify and receive contributions.

The Company recognizes interest, penalties, and professional fees related to the defined benefit pension plan in defined benefit plan expense if they are associated with the Plan.  As of December 31, 2009, the Company has accrued approximately $445,000 ($420,000 – 2008) of excise taxes and interest associated with the unfunded contributions to the Plan through the Plan year ended December 31, 2005.

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

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to their findings.  The Company plans to diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of December 31 2009 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the year ended December 31, 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $445,000 as of December 31, 2009 ($420,000 at December 31, 2008).  No excise taxes, late fees or interest for 2006, 2007, 2008, and 2009 has been accrued at December 31, 2009 and 2008.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2010.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  As of February 25, 2010, the PBGC has neither acted on the information that the Company provided nor requested additional information.

At December 31, 2009, the O&W Plan had an accrued pension obligation liability of $3,696,640 ($3,622,122 - 2008), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $445,000 as discussed above.  Accumulated other comprehensive loss of $2,805,040 ($3,217,259 - 2008) has been recorded as a reduction of stockholders’ equity.

The measurement date used to determine the pension measurements for the pension plan is December 31, 2009.  Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the years ended December 31, 2009 and 2008:

	2009	2008
Interest cost	$316,485	$309,982
Expected return on plan assets	(168,461)	(281,127)
Service cost	71,000	31,000
Actuarial loss	149,373	93,872
Net periodic pension cost	$368,397	$153,727

The following sets forth the funded status of the Plan and the amounts shown in the accompanying balance sheets:

	2009	2008
Projected benefit obligation:
Benefit obligation at beginning of year	$5,285,531	$5,379,889
Interest cost	316,485	309,982
Change in discount rate assumption	121,716	-
Change in mortality assumption	10,518	-
Actuarial loss (gain)	(190,966)	43,924
Benefits paid	(447,552)	(448,264)
Projected benefit obligation at end of year	$5,095,732	$5,285,531

	2009	2008
Plan assets at fair value:
Fair value of plan assets at beginning of year	$2,150,094	$3,387,749
Actual return of plan assets	372,575	(718,779)
Benefits paid	(518,552)	(448,264)
Expenses paid	-	(70,612)
Fair value of plan assets at end of year	$2,004,117	$2,150,094
Funded status (deficit)	$(3,091,615)	$(3,135,437)
Unrecognized actuarial loss	(2,805,040)	(3,217,259)
	(5,896,655)	(6,352,696)
Amounts recognized in accumulated other
comprehensive loss	2,805,040	3,217,259
Accrued pension cost	$(3,091,615)	$(3,135,437)

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

Amounts recognized in the consolidated balance sheet consist of:

	2009	2008
Current liabilities	$(2,356,603)	$(1,798,206)
Noncurrent liabilities	(735,012)	(1,337,231)
	$(3,091,615)	$(3,135,437)

The Plan actuary has estimated net periodic pension cost for the year ending December 31, 2010 of $311,061, which includes amounts to be recognized in accumulated other comprehensive loss of $127,526.

The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

2010	$439,356
2011	$433,800
2012	$427,700
2013	$433,000
2014	$431,900
2015 – 2019	$1,997,400

The major actuarial assumptions used in the calculation of the pension obligation follow:

	2009	2008
Discount rate	5.95%	6.25%
Expected return on plan assets	8.90%	8.90%
Rate of increase in compensation	N/A	N/A

The expected long-term rate of return on Plan assets assumption is determined from the Plan’s asset allocation using historical returns over the past several years and the Plan’s investment philosophy.  The discount rate assumption is based on published pension liability indices and reflects the current interest rate environment.

The investment strategy is to manage the assets of the Plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits.  This strategy is implemented by holding equity investments while investing a portion of the assets in fixed income debt securities to match the long-term nature of the liabilities.  An independent fee based investment management company makes all investment decisions subject to the Plan’s investment strategy.  The assets are held by a separate trust company as custodian for the Plan.  For equity investments, the manager implements its defined process that focuses on the merits of individual companies allowing it to find opportunities across the globe.  The process includes identifying industry sector groups that meet the investment strategy, profiling investment alternatives, establishing buy and sell targets based on strategy and strict pricing disciplines, and accepting only those investments that meet the strategy, pricing and Plan objectives.  Investments are monitored on an ongoing basis to assure they continue to meet the strategy, pricing and Plan objectives.

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2009 and 2008, by asset category, are as follows:

Asset Category	Target %	2009	2008
Domestic equity securities		45%	48%
International equity securities		12%	13%
Equity securities	60%	57%	61%
Interest bearing debt securities	40%	43%	39%
Total	100%	100%	100%

Assets in the trust fund are held for the sole benefit of participating former employees and retirees.  They are comprised of the following securities as of December 31, 2009, which are level 1 and level 2 investments.  Small cap equities consist of 500,000 common shares of the Company at December 31, 2009.

The fair values of the pension plan assets at December 31, 2009, by asset category are as follows:
	Total	Level 1	Level 2
U.S. equity securities:
U.S. large cap	$571,890	$571,890	$-
Mid cap	124,950	124,950	-
Small cap	38,571	38,571	-
U.S. equity mutual funds:
Financial services	28,025	28,025	-
Life sciences	91,952	91,952	-
Real estate	18,965	18,965
Small cap	38,571	38,571	-
Technology	32,648	32,648	-
	907,001	907,001	-
International equity securities:
International large cap	128,851	128,851	-
International equity mutual funds	117,340	117,340	-
	246,191	246,191	-
Fixed income securities:
U.S. Government money market funds	89,808	89,808	-
U.S. Treasury bonds and notes	182,119	-	182,119
Corporate bonds of U.S. financial services
corporations guaranteed by the FDIC	114,253	-	114,253
Fixed income mutual funds	464,745	464,745	-
	850,925	554,553	296,372

Total investment securities	$2,004,117	$1,707,745	$296,372

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

Cash and Short Term Securities:  Cash and cash equivalents are valued at the closing price on the active market based on exchange rate to United States dollar.

Equity Securities - Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Common/collective trusts are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available. Private equity funds are priced based on valuations using the partnership’s available financial statements coinciding with the Company’s year end.

Fixed Income Securities - Corporate and government bonds are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models, if an active market is not available. Common/collective trusts are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters, branch office facilities and a vehicle under operating lease agreements that expire at various dates through 2011 and 2012.  Rent expense under operating leases for the year ended December 31, 2009 was approximately $126,000 ($122,000 - 2008).

Following is the approximate future minimum payments required under these leases:

2010	$148,800
2011	113,500
2012	9,600
$271,900

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - RELATED PARTY CONSULTING AGREEMENT

Employment Contracts - The Company has employment agreements with two of its executives with terms expiring in May 2010. The agreements provide for severance payments of 12 months and 24 months, respectively, of salary in the event of termination for certain causes.  As of December 31, 2009, the minimum annual severance payments under these employment agreements are, in the aggregate, approximately $571,000.

The Company has contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to business development services for the Company and other general corporate matters.  The Company paid ICC $175,700 during the year ended December 31, 2009 ($129,000 - 2008).  The compensation was revised to $15,000 per month effective February 2009.  The principal of ICC became a member of the Company’s board of directors during 2008 and is a principal of an entity that holds certain of the Company’s convertible    notes payable.  The principal of ICC became the President of the Company and an employee effective February 25, 2010.

On October 2, 2009, the board of directors of the Company appointed Donald Upson to the board, filling an existing vacancy.  Since June 2009, Mr. Upson, through his consulting firm, has been providing consulting services on a month-to-month basis to the Company at the rate of $9,600 per month or $67,200 for 2009.

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008
Purchase of equipment through long-term obligations	$9,466	$10,987

Conversion of convertible accrued interest payable due
to a related party into 500,000 shares of common stock	$25,000	$-

Conversion of notes payable and accrued interest due
to third party into 134,540 shares of common stock	$6,726	$-

Refinance of accrued interest payable due to a related
party to a convertible note payable-related party	$25,000	$-

Transfer of related party notes payable to notes
payable other	$150,000	$6,000

Conversion of notes payable and accrued interest due
to a related party into 1,218,750 shares of common stock	$-	$60,938

INFINITE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. - SUBSEQUENT EVENTS

Subsequent to year end and through February 26, 2010, the Company issued 446,000 stock options to various employees according to the terms of its stock option plans.

The Company has evaluated subsequent events for recognition and disclosure in the consolidated financial statements for the year ended December 31, 2009.  Events are evaluated based on whether they represent information existing as of December 31, 2009, which require recognition in the unaudited consolidated financial statements or new events occurring after December 31, 2009, which do not require recognition, but require disclosure if the event is significant to the unaudited consolidated financial statements.    These financial statements have not been updated for events occurring after February 26, 2010, which is the date these financial statements were available to be issued.

