Form 10-Q
period 2010-03-31
INFINITE GROUP INC
filed 2010-05-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2010

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
Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 25,661,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 12, 2010.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

INFINITE GROUP, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$151,558	$196,711
Accounts receivable, net of allowance of $70,000	1,105,743	1,118,580
Prepaid expenses and other current assets	76,286	56,622
Total current assets	1,333,587	1,371,913

Property and equipment, net	92,132	58,777

Deposits and other assets	18,424	21,544
Total assets	$1,444,143	$1,452,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	651,111	686,457
Accrued payroll	507,656	388,131
Accrued interest payable	294,209	275,563
Accrued retirement and pension	3,184,051	3,078,361
Accrued expenses - other	66,879	61,632
Current maturities of long-term obligations-bank	42,813	32,243
Notes payable	470,000	295,000
Notes payable - related parties	129,000	154,000
Total current liabilities	5,345,719	4,971,387

Long-term obligations:
Notes payable:
Banks and other	183,388	334,029
Related parties	501,324	501,324
Accrued pension expense	735,012	735,012
Total liabilities	6,765,443	6,541,752

Commitments and contingencies (Note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;25,661,883 (25,661,883 - 2009) shares issued and outstanding	25,661	25,661
Additional paid-in capital	29,911,517	29,870,506
Accumulated deficit	(32,453,438)	(32,180,645)
Accumulated other comprehensive loss	(2,805,040)	(2,805,040)
Total stockholders’ deficiency	(5,321,300)	(5,089,518)

Total liabilities and stockholders’ deficiency	$1,444,143	$1,452,234

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales	$2,769,795	$2,655,930
Cost of services	2,056,804	1,992,710
Gross profit	712,991	663,220

Costs and expenses:
General and administrative	308,299	296,791
Defined benefit pension plan	126,153	164,869
Selling	483,956	455,369
Total costs and expenses	918,408	917,029
Operating loss	(205,417)	(253,809)

Interest expense:
Related parties	(12,010)	(12,822)
Other	(54,136)	(56,048)
Total interest expense	(66,146)	(68,870)

Loss before income tax expense	(271,563)	(322,679)
Income tax expense	(1,230)	(4,000)
Net loss	$(272,793)	$(326,679)

Net loss per share - basic and diluted	$(.01)	$(.01)

Weighted average number of shares outstanding - basic and diluted	25,661,883	25,230,189

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net loss	$(272,793)	$(326,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	41,011	48,886
Depreciation	8,388	8,180
Decrease (increase) in assets:
Accounts receivable	12,837	(50,931)
Other assets	(16,544)	(33,247)
(Decrease) increase in liabilities:
Accounts payable	(35,346)	111,653
Accrued expenses	143,418	134,993
Accrued pension obligations	105,690	104,593
Net cash used by operating activities	(13,339)	(2,552)

Investing activities:
Purchase of property and equipment	(3,068)	(2,862)
Net cash used by investing activities	(3,068)	(2,862)

Financing activities:
Repayments of notes payable	(3,746)	(26,773)
Repayments of note payable-related party	(25,000)	(50,000)
Net cash used by financing activities	(28,746)	(76,773)

Net decrease in cash	(45,153)	(82,187)
Cash - beginning of period	196,711	153,336
Cash - end of period	$151,558	$71,149

Supplemental disclosure:
Cash paid for:
Interest	$50,387	$54,469
Income taxes	$1,230	$4,000

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2009 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.  The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements.  These policies require management to make complex or subjective judgments about matters that are inherently uncertain.  Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2009 presents a summary of significant accounting policies.

Reclassification

The Company reclassified certain prior year amounts in its consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements.  In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets.  The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  Accordingly, the Company will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011.  There was no impact on the Company’s financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06 as of and for the three months ended March 31, 2010.

Note 3. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 9,173,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants.  Such awards include options, warrants and stock grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the three months ended March 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.74% - 2.90%	2.09%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers of $41,011and $48,886 for the three months ended March 31, 2010 and 2009, respectively.  There was no impact on net loss per share for the three months ended March 31, 2010 and 2009.

A summary of all stock option activity for the three months ended March 31, 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,491,500	$.26
Options granted	376,000	$.17
Options expired	(15,000)	$1.50
Outstanding at March 31, 2010	5,852,500	$.25	6.1 years	$105,549

Exercisable at March 31, 2010	5,032,167	$.25	5.7 years	$105,549

The weighted average fair value of options granted during the three months ended March 31, 2010 was approximately $.11 ($.12 during the three months ended March 31, 2009).  No options were exercised during the three months ended March 31, 2010 and 2009.

A summary of non-vested stock option activity during the three months ended March 31, 2010 follows:

Non-vested Shares	Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2009	866,333	$.15
Granted	376,000	$.11
Vested	(422,000)	$.13
Non-vested at March 31, 2010	820,333	$.14

At March 31, 2010, there was approximately $93,000 of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized over a weighted average period of approximately one year.  The total fair value of shares that vested during the three months ended March 31, 2010 was approximately $54,400.

Note 4.  Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted net income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under stock options, stock warrants and convertible notes payable.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised.  In a loss period, the calculation for basic and diluted net loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three months ended March 31, 2010, convertible debt, options and warrants to purchase 24,367,562 shares of common stock that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (23,021,232 shares of common stock for the three months ended March 31, 2009).

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

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of March 31, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the year ended December 31, 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $452,000 as of March 31, 2010 ($445,000 at December 31, 2009).  No excise taxes, late fees or interest for 2006, 2007, 2008, and 2009 has been accrued at March 31, 2010 or December 31, 2009.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2010.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  As of May 12, 2010, the PBGC has neither acted on the information that the Company provided nor requested additional information.

At March 31, 2010, the O&W Plan had an accrued pension obligation liability of $3,809,678 ($3,696,640 at December 31, 2009), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $452,000 as discussed above.  Accumulated other comprehensive loss of $2,805,040 ($2,805,040 at December 31, 2009) has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $2,004,117 at December 31, 2009 to $1,893,889 at March 31, 2010.  The decrease was comprised of investment returns of $6,042, offset by benefit payments of $111,699 and expenses of $4,571.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented:

	Three Months Ended March 31,
	2010	2009
Interest cost	$72,531	$71,996
Expected return on plan assets	(39,148)	(42,115)
Service cost	12,500	17,750
Actuarial loss	31,882	37,343
Net periodic pension cost	$77,765	$84,974

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the acquisition of computer equipment of  $38,675 under the terms of a capital  lease during the three months ended March 31, 2010 and the conversion of accrued interest payable of $25,000 into 500,000 shares of common stock during the three months ended March 31, 2009.

************

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, data center consolidation, virtualization services (including server, desktop, application, and storage), cloud computing, information security, wireless technology, human capital services, business and technology integration, and enterprise architecture.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have business development personnel headquartered from our corporate office in Pittsford, NY, as well as business development offices in the Washington, D.C. metropolitan area and Colorado Springs, CO.  During the first quarter 2010, we increased our marketing focus to include providing IT consulting services to small and midsize businesses in the Denver/Colorado Springs region, where we have provided IT services for several years, and in Upstate New York, nearby our corporate headquarters.

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

Results of Operations
Comparison of the Three Months ended March 31, 2010 and 2009

The following table compares our statement of operations data for the three months ended March 31, 2010 and 2009.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2010 vs. 2009
		As a % of		As a % of	Amount of	% Increase
	2010	Sales	2009	Sales	Change	(Decrease)

Sales	$2,769,795	100.0%	$2,655,930	100.0%	$113,865	4.3%
Cost of services	2,056,804	74.3	1,992,710	75.0	64,094	3.2
Gross profit	712,991	25.7	663,220	25.0	49,771	7.5
General and administrative	308,299	11.1	296,791	11.2	11,508	3.9
Defined benefit pension plan	126,153	4.6	164,869	6.2	(38,716)	(23.5)
Selling	483,956	17.5	455,369	17.1	28,587	6.3
Total operating expenses	918,408	33.2	917,029	34.5	1,379	0.2
Operating income (loss)	(205,417)	(7.4)	(253,809)	(9.6)	48,392	(19.1)
Interest expense	(66,146)	(2.4)	(68,870)	(2.6)	(2,724)	(4.0)
Income tax expense	(1,230)	(.0)	(4,000)	(.2)	(2,770)	(69.3)
Net loss	$(272,793)	(9.8)%	$(326,679)	(12.3)%	$53,886	(16.5)%

Net loss per share - basic and diluted	$(.01)		$(.01)

Sales

Sales for the three months ended March 31, 2010 were $2,769,795 as compared to sales for the three months ended March 31, 2009 of $2,655,930, an increase of $113,865 or 4.3%.  The increase was a result of sales generated from new projects in 2010 including virtualization projects for several clients and a Microsoft Stimulus360 project for a state government client.  These new projects are supported by software provided by third party vendors such as VMware, which provided the virtualization software to enable our clients to run multiple operating systems on one physical machine and therefore a broader, richer set of business applications, and Microsoft, which provided the Stimulus360 solution used to help public sector agencies track, measure, and share information about federal stimulus programs through easy-to-use graphical dashboards and maps.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group.  Cost of services for the three months ended March 31, 2010 was $2,056,804 or 74.3% of sales as compared to $1,992,710 or 75.0% for the three months ended March 31, 2009.  Gross profit was $712,991 or 25.7% of sales for the three months ended March 31, 2010 compared to $663,220 or 25.0% of sales for the three months ended March 31, 2009.  The increase in gross profit margin is due to a change in the mix of our business resulting from new projects in 2010 which carried higher profit margins than work completed in 2009.  Gross profit margins in the first quarter of 2010 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended March 31, 2010 increased by $11,508 or 3.9% to $308,299 as compared to $296,791 for the same period in 2009.

The increase in general and administrative expenses in 2010 is not significantly different from 2009, as general and administrative expenses, as a percentage of sales, were 11.1% for the three months ended March 31, 2010 and 11.2% for the same period in 2009.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $126,153 for the three months ended March 31, 2010 and $164,869 for the three months ended March 31, 2009, a decrease of $38,716.  During the three months ended March 31, 2010, we incurred legal and professional fees of approximately $13,000 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities as compared to approximately $46,600 for the three months ended March 31, 2009.  Net periodic pension cost decreased by $7,209 to $77,765 for the three months ended March 31, 2010.  We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $35,300 and $32,700 for the three months ended March 31, 2010 and 2009, respectively.

Selling Expenses

For the three months ended March 31, 2010 we incurred selling expenses of $483,956 associated with growing our IT Services Group business compared to $455,369 for the three months ended March 31, 2009, an increase of $28,587.  The increase is principally due to the addition of new sales and business development personnel in the third and fourth quarters of 2009 to develop more new sales opportunities and to prepare proposals for new projects. During April 2010, we reduced our business development group by two positions and, at this time, we plan to operate with a lower level of selling expenses with the objective of improving profitability.

Operating Loss

For the three months ended March 31, 2010, we had an operating loss of $(205,417) compared to a loss of $(253,809) for the three months ended March 31, 2009.  The improvement of $48,392 is principally attributable to an increase in gross profit of $49,771 offset by an increase in total operating expenses of $1,379 for the three months ended March 31, 2010 as compared to 2009.

Interest Expense

Net interest expense was $66,146 for the three months ended March 31, 2010 compared to $68,870 for the three months ended March 31, 2009, a decrease of $2,724. The decrease is due to lower average principal balances on our accounts receivable financing line.

Income Taxes

Income tax expense was $1,230 and $4,000 for the three months ended March 31, 2010 and 2009, respectively, consisting of state taxes.

Net Loss

For the three months ended March 31, 2010, we recorded a net loss of ($272,793) or $(.01) per share compared to a net loss of ($326,679) or $(.01) per share for the three months ended March 31, 2009 primarily attributable to an increases in sales and gross profit during the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $151,558 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our factoring line of credit.  At March 31, 2010, we had approximately $247,000 of availability under this line.

At March 31, 2010, we had a working capital deficit of approximately $4.0 million and a current ratio of .25.  Our objective is to improve our working capital position from profitable operations.  The O&W Plan current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $3.1 million, our working capital deficit would have been approximately $937,000.

During 2010 and 2009, we financed our business activities through the issuance of notes payable to third parties, related parties and financing through sales with recourse of our accounts receivable.  In June 2008, we received $200,000 through a working capital loan from a third party, which balance was reduced to $175,000 during 2009 and matures on January 1, 2011.  We have notes payable of $265,000 which mature on December 31, 2010.  We plan to renegotiate the terms of these notes payable, included in current liabilities, or seek funds to replace these notes payable.  We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

We believe the capital resources available to us under our factoring line of credit and cash from our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales or incur operating losses over a longer period of time or larger net losses than we have recently experienced, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.  We do not have the funds available to make required contributions to the O&W Plan which approximate $2.2 million and do not intend to make any contributions to the O&W Plan during 2010.

The following table sets forth our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2010	2009
Net cash used by operating activities	$(13,339)	$(2,552)
Net cash used by investing activities	(3,068)	(2,862)
Net cash used by financing activities	(28,746)	(76,773)
Net decrease in cash	$(45,153)	$(82,187)

Cash Flows Used by Operating Activities

During the three months ended March 31, 2010, cash used by operations was $13,339 compared with cash used by operations of $2,552 for the same period in 2009.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms. The increase in cash used by operations was primarily due to a smaller net increase in liabilities for three months March 31, 2010 compared to the three months ended March 31, 2009.  The increase in cash used by operations was offset by a decrease in net loss from $326,679 in 2009 as compared to a net loss of $272,793 in 2010.  Our accounts receivable increased by $12,837 principally due to the 4.3% growth of sales in 2010 over the three months ended March 31, 2009.  The increase in total liabilities that affect operating activities is primarily due to increased accrued O&W Plan pension obligations of $105,690 and accrued expenses of $143,418 during the three months ended March 31, 2010.

Cash Flows Used by Investing Activities

Cash used by investing activities during the three months ended March 31, 2010 was $3,068 compared with $2,862 for the same period in 2009.  Cash used by investing activities was primarily for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We do not have plans for significant capital expenditures in the near future.

Cash Flows Used by Financing Activities

Cash used by financing activities was $28,746 and $76,773 for the three months ended March 31, 2010 and 2009, respectively, for principal payments on notes payable.  We anticipate that we will use $42,813 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations due to banks.  In addition, notes payable to third parties of $265,000 and $175,000 will become contractually due on December 31, 2010 and January 1, 2011, respectively.  We plan to renegotiate the terms of these notes payable or seek funds to replace these notes payable.   We may continue to repay other notes payable as working capital is generated.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At March 31, 2010, we had financing availability, based on eligible accounts receivable, of $247,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

The current recessionary economy may impact certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on our clients’ need to upgrade or centralize their data centers and such projects provide a rate of return that justifies these projects.  We have Microsoft Gold Partner status, are a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation, and are a member of the Hewlett Packard Developer and Solutions Partner Program (DSPP) which we believe provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.  In November 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.  However, certain clients have started to or are planning to reduce the scope of certain projects given the current economic conditions and such reductions could curtail our overall sales growth rate.

During 2010, the U.S. and worldwide capital and credit markets have continued to experience significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expand our business.  If our clients are not able to obtain sufficient financing, the clients could delay their payments to us which would negatively impact our cash flow.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our debt or equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

During 2007, we submitted information to the Department of Treasury (Treasury) advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3,500,000 related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.2 million as of March 31, 2010 and 10% excise taxes on accumulated unfunded O&W Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the plan year ended December 31, 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $452,000 as of March 31, 2009 ($445,000 at December 31, 2009).  No excise taxes, penalties or interest for 2006, 2007, 2008, and 2009 have been accrued at March 31, 2010 and December 31, 2009.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2010.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  We provided information to the PBGC which management believes satisfies the requirements of the PBGC.  As of May 12, 2010, the PBGC has neither acted on the information provided to them nor requested additional information.

At March 31, 2010, we had accrued liabilities of $3,809,678, which includes $452,000 recorded for excise taxes on unfunded contributions, related to the O&W Plan and accumulated other comprehensive loss of $2,805,040 which was recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $2,004,117 at December 31, 2009 to $1,893,889 at March 31, 2010.  The decrease was comprised of investment returns of $6,042, offset by benefit payments of $111,699 and expenses of $4,571.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

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

In January, February and March 2010, we granted options to purchase an aggregate of 376,000 shares of our common stock at exercise prices ranging from $0.15 to $0.23 per share.  These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Infinite Group, Inc.
(Registrant)

Date May 12, 2010	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date May 12, 2010	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)