Form 10-Q
period 2010-06-30
INFINITE GROUP INC
filed 2010-08-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2010

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
There were 26,461,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2010.

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

PART I
FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$27,354	$196,711
Accounts receivable, net of allowance of $70,000	761,036	1,118,580
Prepaid expenses and other current assets	70,099	56,622
Total current assets	858,489	1,371,913

Property and equipment, net	82,778	58,777

Deposits and other assets	18,424	21,544
Total assets	$959,691	$1,452,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$572,516	686,457
Accrued payroll	313,870	388,131
Accrued interest payable	308,185	275,563
Accrued retirement and pension	3,313,431	3,078,361
Accrued expenses - other	29,049	61,632
Current maturities of long-term obligations-bank	42,350	32,243
Notes payable	470,000	295,000
Notes payable-related parties	179,000	154,000
Total current liabilities	5,228,401	4,971,387

Long-term obligations:
Notes payable:
Banks and other	178,249	334,029
Related parties	501,324	501,324
Accrued pension expense	735,012	735,012
Total liabilities	6,642,986	6,541,752

Commitments and contingencies (Note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,661,883 (25,661,883 – 2009) shares issued and outstanding	25,661	25,661
Additional paid-in capital	29,929,422	29,870,506
Accumulated deficit	(32,833,338)	(32,180,645)
Accumulated other comprehensive loss	(2,805,040)	(2,805,040)
Total stockholders’ deficiency	(5,683,295)	(5,089,518)
Total liabilities and stockholders’ deficiency	$959,691	$1,452,234

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$2,223,493	$2,908,099	$4,993,288	$5,564,029
Cost of services	1,708,864	2,285,969	3,765,668	4,278,679
Gross profit	514,629	622,130	1,227,620	1,285,350

Costs and expenses:
General and administrative	307,833	315,417	616,130	612,208
Defined benefit pension plan	119,795	131,877	245,948	296,746
Selling	397,090	437,770	881,047	893,139
Total costs and expenses	824,718	885,064	1,743,125	1,802,093
Operating loss	(310,089)	(262,934)	(515,505)	(516,743)

Interest expense:
Related parties	(12,667)	(12,772)	(24,677)	(25,594)
Other	(57,145)	(65,123)	(111,281)	(121,171)
Total interest expense	(69,812)	(77,895)	(135,958)	(146,765)

Loss before income tax expense	(379,901)	(340,829)	(651,463)	(663,508)
Income tax expense	-	-	(1,230)	(4,000)
Net loss	$(379,901)	$(340,829)	$(652,693)	$(667,508)

Net loss per share – basic and diluted	$(.02)	$(.02)	$(.03)	$(.03)

Weighted average number of shares outstanding – basic and diluted	25,661,883	25,469,078	25,661,883	25,350,293

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net loss	$(652,693)	$(667,508)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	58,916	88,891
Depreciation	17,744	15,620
Decrease (increase) in assets:
Accounts receivable	357,544	(38,765)
Other assets	(10,357)	(18,475)
(Decrease) increase in liabilities:
Accounts payable	(113,941)	315,104
Accrued expenses	(74,222)	41,001
Accrued pension and retirement	235,070	233,123
Net cash used by operating activities	(181,939)	(31,009)

Investing activities:
Purchase of property and equipment	(3,070)	(3,410)
Net cash used by investing activities	(3,070)	(3,410)

Financing activities:
Repayments of notes payable	(9,348)	(28,600)
Repayments of note payable-related party	(25,000)	(50,000)
Proceeds from note payable-related party	50,000	-
Net cash provided by (used by) financing activities	15,652	(78,600)

Net decrease in cash	(169,357)	(113,019)
Cash - beginning of period	196,711	153,336
Cash - end of period	$27,354	$40,317

Supplemental disclosure:
Cash paid for:
Interest	$106,024	$120,771
Income taxes	$1,230	$4,000

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.  The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

Effective January 1, 2010, the Company partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements.  In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets.  The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  Accordingly, the Company will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011.  There was no impact on the Company’s financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06 as of and for the six months ended June 30, 2010.

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

The fair value of each option granted is estimated using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2010 and 2009.

	2010	2009
Risk-free interest rate	2.39% - 2.93%	2.09% - 2.47%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers for the three months and six months ended June 30, 2010 and 2009 as follows.  There was no impact on net loss per share for the three or six months ended June 30, 2010 and 2009.

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Employee stock options	$17,905	$38,981	$58,916	$91,060
Consultants – common stock warrants	-	1,023	-	(2,169)
Total expense	$17,905	$40,004	$58,916	$88,891

A summary of all stock option activity for the six months ended June 30, 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,491,500	$.26
Options granted	1,416,000	$.15
Options expired	(468,000)	$.28
Outstanding at June 30, 2010	6,439,500	$.24	6.4 years	$124,430

Exercisable at June 30, 2010	4,809,167	$.25	5.3 years	$124,430

The weighted average fair value of options granted during the six months ended June 30, 2010 was approximately $.10 ($.12 during the six months ended June 30, 2009).  No options were exercised during the six months ended June 30, 2010 and 2009.

A summary of nonvested stock option activity for the six months ended June 30, 2010 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2009	866,333	$.15
Options granted	1,416,000	$.10
Options vested	(497,000)	$.25
Options forfeited	(155,000)	$.14
Nonvested outstanding at June 30, 2010	1,630,333	$.12

At June 30, 2010, there was approximately $145,700 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted average period of two years.  The total fair value of shares that vested during the six months ended June 30, 2010 was approximately $123,000.

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

As of June 30, 2010, convertible debt, options and warrants to purchase 25,092,984 shares of common stock (23,138,534 as of June 30, 2009) that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 5.  Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the Osley & Whitney, Inc. Retirement Plan (the Plan).  Although the Company continued to act as the sponsor of the Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

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

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of June 30, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the year ended December 31, 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $457,000 as of June 30, 2010 ($445,000 at December 31, 2009).  No excise taxes, late fees or interest for 2006, 2007, 2008, and 2009 has been accrued at June 30, 2010 or December 31, 2009.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the Plan during 2010.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  During 2009, the Company provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  During August 2010, the PBGC requested additional information and the Company is preparing its response.

At June 30, 2010, the Plan had an accrued pension obligation liability of $3,923,640 ($3,696,640 at December 31, 2009), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $457,000 as discussed above.  Accumulated other comprehensive loss of $2,805,040 at June 30, 2010 ($2,805,040 at December 31, 2009) has been recorded as a reduction of stockholders’ deficiency.

The market value of the Plan assets decreased from $2,004,117 at December 31, 2009 to $1,667,730 at June 30, 2010.  The decrease was comprised of investment losses of $78,815, benefit payments of $223,897 and expenses of $33,675.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009

Interest cost	$72,531	$71,996	$145,062	$143,993
Expected return on plan assets	(39,148)	(42,115)	(78,296)	(84,231)
Service cost	12,500	17,750	25,000	35,500
Actuarial loss	31,882	37,343	63,764	74,687
Net periodic pension cost	$77,765	$84,974	$155,530	$169,949

Note 6.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the acquisition of computer and communications equipment of $38,675 under the terms of capital  leases during the six months ended June 30, 2010 and the conversion of accrued interest payable of $25,000 into 500,000 shares of common stock during the six months ended June 30, 2009.

Note 7.  Notes Payable

During the six months ended June 30, 2010, the Company entered into the following note payable agreements.

On May 27, 2010, the Company borrowed $50,000 under the terms of a demand note payable to the Company’s President with interest at 12% annually.

During the first quarter of 2010, the Company financed the acquisition of computer and communications equipment of $38,675 under the terms of capital leases with payments aggregating $1,365 per month due over 36 months.

Note 8.  Subsequent Event

On August 6, 2010, a related party note holder converted $40,000 of accrued interest payable into shares of common stock at $.05 per share according to the terms of the note resulting in the Company’s issuance of 800,000 shares of common stock.

************

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, data center consolidation, virtualization services (including server, desktop, application, and storage), cloud computing, information security, wireless technology, human capital services, business and technology integration, and enterprise architecture.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.  We have business development personnel headquartered from our corporate office in Pittsford, NY, as well as business development offices in the Washington, D.C. metropolitan area and Colorado Springs, CO.  During 2010, we have expanded our business operations and expect to have future sales prospects in the State of Mississippi.  We also increased our marketing focus to include providing IT consulting services to small and midsize businesses in the Denver/Colorado Springs region, where we have provided IT services for several years, and in Upstate New York, nearby our corporate headquarters.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2010 and 2009

The trends suggested by the following tables are not indicative of future operating results.  The following table compares our statements of operations data for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
							2010 vs. 2009
		As a % of			As a % of		Amount of	% Increase
	2010	Sales		2009	Sales		Change	(Decrease)

Sales	$2,223,493	100.0%		$2,908,099	100.0%		$(684,606)	(23.5)%
Cost of services	1,708,864	76.9		2,285,969	78.6		(577,105)	(25.2)
Gross profit	514,629	23.1		622,130	21.4		(107,501)	(17.3)
General and administrative	307,833	13.8		315,417	10.8		(7,584)	(2.4)
Defined benefit pension plan	119,795	5.4		131,877	4.5		(12,082)	(9.2)
Selling	397,090	17.9		437,770	15.1		(40,680)	(9.3)
Total costs and expenses	824,718	37.1		885,064	30.4		(60,346)	(6.8)
Operating loss	(310,089)	(13.9)		(262,934)	(9.0)		47,155	17.9
Interest expense	(69,812)	(3.1)		(77,895)	(2.7)		(8,083)	(10.4)
Net loss	$(379,901)	(17.1	) %	$(340,829)	(11.7	) %	$39,072	11.5%

Net loss per share – basic and diluted	$(.02)			$(.02)			$-

The following table compares our statements of operations data for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
							2010 vs. 2009
		As a % of			As a % of		Amount of	% Increase
	2010	Sales		2009	Sales		Change	(Decrease)

Sales	$4,993,288	100.0%		$5,564,029	100.0%		$(570,741)	(10.3)%
Cost of services	3,765,668	75.4		4,278,679	76.9		(513,011)	(12.0)
Gross profit	1,227,620	24.6		1,285,350	23.1		(57,730)	(4.5)
General and administrative	616,130	12.3		612,208	11.0		3,922	.6
Defined benefit pension plan	245,948	4.9		296,746	5.3		(50,798)	(17.1)
Selling	881,047	17.6		893,139	16.1		(12,092)	(1.4)
Total costs and expenses	1,743,125	34.9		1,802,093	32.4		(58,968)	(3.3)
Operating loss	(515,505)	(10.3)		(516,743)	(9.3)		(1,238)	(.2)
Interest expense	(135,958)	(2.7)		(146,765)	(2.6)		(10,807)	(7.4)
Income tax expense	(1,230)			(4,000)	(.1)		(2,770)	(69.3)
Net loss	$(652,693)	(13.1	) %	$(667,508)	(12.0	) %	$(14,815)	(2.2)%

Net loss per share - basic and diluted	$(.03)			$(.03)			$-

Sales

Sales for the three months ended June 30, 2010 were $2,223,493, a decrease of $684,606 or 23.5% as compared to sales for the three months ended June 30, 2009 of $2,908,099.  Sales for the six months ended June 30, 2010 were $4,993,288, a decrease of $570,741 or 10.3% as compared to sales for the six months ended June 30, 2009 of $5,564,029.  The decrease primarily results from the completion of certain U.S. government assignments and certain projects for other clients that were not offset by the addition of new projects and assignments.  Our Microsoft Stimulus360 project for a state government client was also completed during June 2010.  Stimulus360 is a Microsoft solution used to help public sector agencies track, measure, and share information about federal stimulus programs through easy to use graphical dashboards and maps.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales.  Cost of services for the three months ended June 30, 2010 was $1,708,864 or 76.9% of sales as compared to $2,285,969 or 78.6% of sales for the three months ended June 30, 2009.  Gross profit was $514,629 or 23.1% of sales for the three months ended June 30, 2010 compared to $622,130 or 21.4% of sales for the three months ended June 30, 2009.  Cost of services for the six months ended June 30, 2010 was $3,765,668 or 75.4% of sales as compared to $4,278,679 or 76.9% of sales for the six months ended June 30, 2009.  Gross profit was $1,227,620 or 24.6% of sales for the six months ended June 30, 2010 compared to $1,285,350 or 23.1% of sales for the six months ended June 30, 2009.

The increase in gross profit margin percent is due to a change in the mix of our business resulting from new projects in 2010 which carried higher profit margins than work completed in 2009.  Gross profit margins in 2010 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended June 30, 2010 were $307,833 which was a decrease of $(7,584) or (2.4)% as compared to $315,417 for the three months ended June 30, 2009.   As a percentage of sales, general and administrative expense was 13.8% for the three months ended June 30, 2010 and 10.8% for the three months ended June 30, 2009.

General and administrative expenses for the six months ended June 30, 2010 increased by $3,922 or 0.6% from $612,208 for the six months ended June 30, 2009 to $616,130 for the six months ended June 30, 2010.  As a percentage of sales, general and administrative expenses were 12.3% for the six months ended June 30, 2010 and 11.0% for the six months ended June 30, 2009.

General and administrative expenses in 2010 were not significantly different from 2009.

We anticipate that general and administrative expenses will increase as we attempt to grow our business and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (the Plan) of $119,765 for the three months ended June 30, 2010 and $131,877 for the three months ended June 30, 2009, a decrease of $12,082.  We incurred expenses of $245,948 and $296,746 for the six months ended June 30, 2010 and 2009, a decrease of $50,798.

During the six months ended June 30, 2010, we incurred legal and professional fees of approximately $19,000 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities as compared to approximately $58,000 for the six months ended June 30, 2009.  Net periodic pension cost decreased by $14,649 to $155,531 for the six months ended June 30, 2010 due principally to a decline in the market value of the Plan assets as a result of adverse market conditions, changes in the pension regulations and declining interest rates.  We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $71,500 and $68,500 for the six months ended June 30, 2010 and 2009, respectively.

Selling Expenses

For the three months ended June 30, 2010, we incurred selling expenses of $397,090 as compared to $437,770 for the three months ended June 30, 2009, a decrease of $40,680 or 9.3%.  For the six months ended June 30, 2010 we incurred selling expenses of $881,047 compared to $893,139 for the six months ended June 30, 2009, a decrease of $12,092 or 1.4%.

The decrease for the three and six months ended June 30, 2010 is principally due to the reduction of two positions in April 2010 in our sales and business development personnel.

Operating Loss

For the three months ended June 30, 2010 our operating loss was $(310,089) compared to an operating loss of $(262,934) for the three months ended June 30, 2009, an increase in the loss of $47,155.  This is principally attributable to a reduction in sales of $684,606, which was partially offset by decreases in cost of services and operating expenses of $577,105 and $60,346, respectively.

For the six months ended June 30, 2010 our operating loss decreased to $(515,505) compared to an operating loss of $(516,743) for the six months ended June 30, 2009, an improvement of $1,238.  This is principally attributable to a slight increase in gross profit margin of approximately 1.5% coupled with a decrease in operating expenses of $58,968.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $69,812 for the three months ended June 30, 2010 compared to interest expense of $77,895 for the three months ended June 30, 2009.  Interest expense was $135,958 for the six months ended June 30, 2010 compared to interest expense of $146,765 for the six months ended June 30, 2009.

Related party interest expense decreased by $105 and $917 for the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009 due to slightly lower average principal balances on related party notes in 2010.

Other interest expense decreased by $7,978 and $9,890 for the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009.  Our fees for financing accounts receivable were reduced beginning in June 2009, thus reducing our interest expense.

Income Taxes

Income tax expense was $0 for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense was $1,230 and $4,000 for the six months ended June 30, 2010 and 2009, respectively, consisting of state taxes.

Net Loss

For the three months ended June 30, 2010, we recorded a net loss in the amount of $(379,901) or $(.02) per share compared to a net loss of $(340,829) or $(.02) per share for the three months ended June 30, 2009.  For the six months ended June 30, 2010, we recorded a net loss in the amount of $(652,693) or $(.03) per share compared to a net loss of $(667,508) or $(.03) per share for the six months ended June 30, 2009.

Stock-Based Compensation

For the six months ended June 30, 2010 and 2009, we recorded expense of $58,916 and $88,891, respectively, for stock options expense issued to employees and board members and equity instruments issued to consultants.

Liquidity and Capital Resources

At June 30, 2010, we had cash of $27,354 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by operations and our factoring line of credit.  At June 30, 2010, we had financing availability, based on eligible accounts receivable, of $156,000 under this line.

At June 30, 2010, we had a working capital deficit of approximately $4.4 million and a current ratio of .16.  Our objective is to improve our working capital position from profitable operations.  The Plan’s current liabilities have a significant impact on our working capital.  Without the current liabilities of the Plan of approximately $3.2 million, our working capital deficit would have been approximately $1.2 million.

During 2010 and 2009, we financed our business activities through the issuance of notes payable to third parties, related parties, financing through sales with recourse of our accounts receivable, and capital equipment leases.  During 2010 and 2009, certain note holders converted principal and accrued interest payable into shares of our common stock.  During May 2010, we received $50,000 through a working capital loan from an officer of our Company.  In June 2008, we received $200,000 through a working capital loan from a third party, which balance was reduced to $175,000 during 2009 and matures on January 1, 2011.  We have notes payable of $265,000 which mature on December 31, 2010.  We plan to renegotiate the terms of these notes payable, included in current liabilities, or seek funds to replace these notes payable.  We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

We believe the capital resources available to us under our factoring line of credit and cash generated by improving the results of our operations are adequate to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  However, if we experience significant growth in our sales or incur operating losses over a longer period of time or larger net losses than we have recently experienced, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our current level of operations and our sales growth.  We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.  We believe that related parties are one source that will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months,.  We do not have the funds available to make required contributions to the Plan which approximate $2.2 million and do not intend to make any contributions to the Plan during 2010.

The following table sets forth our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2010	2009
Net cash used by operating activities	$(181,939)	$(31,009)
Net cash used by investing activities	(3,070)	(3,410)
Net cash provided/(used) by financing activities	15,652	(78,600)
Net decrease in cash	$(169,357)	$(113,019)

Cash Flows from Operating Activities

During the six months ended June 30, 2010, cash used in operations was $181,939 compared with cash used in operations of $31,009 for the six months ended June 30, 2009.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our accounts receivable decreased principally due to the decline in sales in the 2010 period.  The increase in liabilities is primarily due to increased accrued pension and retirement expenses offset by a decrease in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2010 was $3,070 compared with $3,410 for the six months ended June 30, 2009.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.  We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

During the six months ended June 30, 2010, cash provided by financing activities was $15,652 consisting of $50,000 of proceeds from related party borrowing offset by principal payments of principal payments of $34,548 on notes payable.  In comparison, for the six months ended June 30, 2009, cash used by financing activities was $78,600 for principal payments on notes payable.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At June 30, 2010, we had financing availability, based on eligible accounts receivable, of $156,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

Future Trends

We believe that our operations, as currently structured, together with our available financial resources, will result in improved financial performance in future periods.

There is no assurance, that our current resources or cash flow from operations will be adequate to fund the liabilities under the Plan if the Treasury does not concur with our position or that we will be successful in raising additional working capital when necessary.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

The current recessionary economy may impact certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of our clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on our clients’ need to upgrade or centralize their data centers and such projects provide a rate of return that justifies these projects.  We have Microsoft Gold Partner status, are a VMware Authorized Consultant (VAC), a VMware Enterprise Partner and a VMware Lighthouse Partner, and are a member of the Hewlett Packard Approved Supplier List (ASL), which we believe provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.  In November 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.

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

Osley & Whitney, Inc. Retirement Plan

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the Osley & Whitney, Inc. Retirement Plan (the Plan).  Although we continued to act as the sponsor of the Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, we submitted information to the Department of Treasury (Treasury) advocating that we had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1,200,000, and 100% excise taxes of approximately $3,500,000 related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for Plan contributions of approximately $2.2 million as of June 30, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the plan year ended December 31, 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $457,000 as of June 30, 2010 ($445,000 at December 31, 2009).  No excise taxes, penalties or interest for 2006, 2007, 2008, and 2009 have been accrued at June 30, 2010 or December 31, 2009.  We do not have the funds available to make required contributions which approximate $2.2 million and do not intend to make any contributions to the Plan during 2010.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, we sent the Plan participants a notice of intent to terminate the plan in a distress termination.  We also provided additional documentation regarding our status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  During 2009, we provided information to the PBGC which management believes satisfies the requirements of the PBGC.  During August 2010, the PBGC requested additional information and we are preparing our response.

At June 30, 2010, the Plan had an accrued pension obligation liability of $3,923,640, which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $457,000.  Accumulated other comprehensive loss of $2,805,040 at June 30, 2010 has been recorded as a reduction of stockholders’ deficiency.

The market value of the Plan assets decreased from $2,004,117 at December 31, 2009 to $1,667,730 at June 30, 2010.  The decrease was comprised of investment losses of $78,815, benefit payments of $223,897 and expenses of $33,675.

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

PART II
OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In April and June 2010, we granted options to purchase an aggregate of 1,040,000 shares of our common stock at exercise prices ranging from $0.145 to $0.16 per share.  These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 6, 2010, a related party note holder converted $40,000 of accrued interest payable into shares of common stock at $.05 per share according to the terms of the note resulting in our issuance of 800,000 shares of common stock.  This transaction was exempt from registration, as it was a nonpublic offering or transaction made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  All restricted shares issued in this transaction bore an appropriate restrictive legend.

Item 6.   Exhibits.

Exhibit No.	Description

10.30	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Infinite Group, Inc.
(Registrant)

Date: August 12, 2010	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)