Form 10-Q
period 2010-09-30
INFINITE GROUP INC
filed 2010-11-10
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2010

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
(Zip Code)

(585) 385-0610
(Registrant's telephone number, including area code)

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
              Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☐ Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 26,461,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2010.

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

PART I
FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$104,462	$196,711
Accounts receivable, net of allowance of $70,000	665,780	1,118,580
Prepaid expenses and other current assets	65,732	56,622
Total current assets	835,974	1,371,913

Property and equipment, net	76,265	58,777

Deposits and other assets	18,424	21,544

Total assets	$930,663	$1,452,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$587,845	686,457
Accrued payroll	368,056	388,131
Accrued interest payable	291,496	275,563
Accrued retirement and pension	3,443,450	3,078,361
Accrued expenses - other	39,197	61,632
Current maturities of long-term obligations-bank	41,869	32,243
Notes payable	470,000	295,000
Notes payable - related parties	174,000	154,000
Total current liabilities	5,415,913	4,971,387

Long-term obligations:
Notes payable:
Banks and other	172,939	334,029
Related parties	501,324	501,324
Accrued pension expense	735,012	735,012
Total liabilities	6,825,188	6,541,752

Commitments and contingencies (Note 5)

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 26,461,883 (25,661,883 – 2009) shares issued and outstanding	26,461	25,661
Additional paid-in capital	29,988,220	29,870,506
Accumulated deficit	(33,104,166)	(32,180,645)
Accumulated other comprehensive loss	(2,805,040)	(2,805,040)
Total stockholders’ deficiency	(5,894,525)	(5,089,518)
Total liabilities and stockholders’ deficiency	$930,663	$1,452,234

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$2,212,716	$2,756,463	$7,206,004	$8,320,492
Cost of services	1,589,069	2,065,766	5,354,738	6,344,445
Gross profit	623,647	690,697	1,851,266	1,976,047

Costs and expenses:
General and administrative	311,997	306,425	928,125	918,633
Defined benefit pension plan	126,675	133,468	372,624	430,214
Selling	383,633	416,656	1,264,680	1,309,795
Total costs and expenses	822,305	856,549	2,565,429	2,658,642
Operating loss	(198,658)	(165,852)	(714,163)	(682,595)

Interest expense:
Related parties	(13,838)	(21,060)	(38,515)	(62,423)
Other	(58,332)	(50,130)	(169,613)	(155,533)
Total interest expense	(72,170)	(71,190)	(208,128)	(217,956)

Loss before income tax expense	(270,828)	(237,042)	(922,291)	(900,551)
Income tax expense	-	-	(1,230)	(4,000)

Net loss	$(270,828)	$(237,042)	$(923,521)	$(904,551)

Net loss per share – basic and diluted	$(.01)	$(.01)	$(.04)	$(.04)

Weighted average number of shares outstanding – basic and diluted	26,148,840	25,498,253	25,825,986	25,400,155

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net loss	$(923,521)	$(904,551)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	78,514	118,580
Depreciation	26,265	23,568
Decrease (increase) in assets:
Accounts receivable	452,800	(99,659)
Other assets	(5,990)	(19,535)
(Decrease) increase in liabilities:
Accounts payable	(98,612)	174,780
Accrued expenses	13,423	268,550
Accrued pension and retirement	365,089	376,316
Net cash used by operating activities	(92,032)	(61,951)

Investing activities:
Purchase of property and equipment	(5,078)	(6,651)
Net cash used by investing activities	(5,078)	(6,651)

Financing activities:
Repayments of notes payable	(15,139)	(31,197)
Proceeds from note payable - related parties	90,000	76,151
Repayments of note payable - related parties	(70,000)	(76,151)
Proceeds from exercise of stock options	-	1,750
Net cash provided by (used by) financing activities	4,861	(29,447)

Net decrease in cash and cash equivalents	(92,249)	(98,049)
Cash - beginning of period	196,711	153,336
Cash - end of period	$104,462	$55,287

Supplemental disclosure:
Cash paid for:
Interest	$154,082	$173,790
Income taxes	$1,230	$4,000

See accompanying notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The new disclosure guidance will expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Effective January 1, 2010, the Company partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Accordingly, the Company will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011. There was no impact on the Company’s financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06 as of and for the nine months ended September 30, 2010.

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 9,172,933 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants. Such awards include options, warrants and stock grants.

The fair value of each option granted is estimated using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2010 and 2009.

	2010	2009
Risk-free interest rate	1.73% - 2.93%	2.09% - 2.80%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers for the three months and nine months ended September 30, 2010 and 2009 as follows. There was no impact on net loss per share for the three or nine months ended September 30, 2010 and 2009.

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Employee stock options	$19,598	$29,689	$78,514	$120,749
Consultants – common stock warrants	-	-	-	(2,169)
Total expense	$19,598	$29,689	$78,514	$118,580

A summary of all stock option activity for the nine months ended September 30, 2010 follows:
	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,491,500	$.26
Options granted	1,766,000	$.14
Options expired	(558,000)	$.29
Outstanding at September 30, 2010	6,699,500	$.24	6.3 years	$21,860

Exercisable at September 30, 2010	4,800,834	$.26	5.0 years	$21,860

The weighted average fair value of options granted during the nine months ended September 30, 2010 was approximately $.09 ($.12 during the nine months ended September 30, 2009). Options for 25,000 shares were exercised during the nine months ended September 30, 2009 with aggregate proceeds to the Company of $1,750. The options had an intrinsic value of $ 8,250. No options were exercised during 2010.

A summary of nonvested stock option activity for the nine months ended September 30, 2010 follows:

	Number of Nonvested Options	Weighted Average Fair Value at Grant Date
Nonvested outstanding at December 31, 2009	866,333	$.15
Options granted	1,766,000	$.09
Options vested	(542,000)	$.26
Options forfeited	(191,667)	$.13
Nonvested outstanding at September 30, 2010	1,898,666	$.10

At September 30, 2010, there was approximately $146,500 of total unrecognized compensation cost related  to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of two years. The total fair value of shares that vested during the nine months ended September 30, 2010 was approximately $142,000.

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

As of September 30, 2010, convertible debt, options and warrants to purchase 25,061,128 shares of common stock (23,206,079 as of September 30, 2009) that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

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

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of September 30, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the year ended December 31, 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes. Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency. The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $463,000 as of September 30, 2010 ($445,000 at December 31, 2009). No excise taxes, late fees or interest for 2006, 2007, 2008, and 2009 has been accrued at September 30, 2010 or December 31, 2009. The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the Plan during 2010.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination. The Company also provided additional documentation regarding the Company’s status and the status of the Plan. The termination of the Plan is subject to approval by the PBGC. During 2009, the Company provided information to the PBGC which Company management believes satisfies the requirements of the PBGC. During August 2010, the PBGC requested additional information and the Company provided its response.

At September 30, 2010, the Plan had an accrued pension obligation liability of approximately $4,040,000 ($3,696,640 at December 31, 2009), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $463,000.  Accumulated other comprehensive loss of $2,805,040 at September 30, 2010 has been recorded as a reduction of stockholders’ deficiency.

The market value of the Plan assets decreased from $2,004,117 at December 31, 2009 to $1,654,563 at September 30, 2010. The decrease was comprised of investment gains of $20,663, benefit payments of $335,556 and expenses of $34,661.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009

Interest cost	$72,531	$71,996	$217,594	$215,989
Expected return on plan assets	(39,148)	(42,115)	(117,443)	(126,346)
Service cost	12,500	17,750	37,500	53,250
Actuarial loss	31,882	37,343	95,645	112,030
Net periodic pension cost	$77,765	$84,974	$233,296	$254,923

Note 6. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consist of the following:

	Nine Months Ended September 30,
	2010	2009
Conversion of accrued interest payable under note payable -related party into 800,000 and 500,000 shares on common stock, respectively	$40,000	$25,000
Purchase of computer and communications equipment through long-term obligations	$38,675	$9,465
Conversion of convertible accrued interest payable into a convertible note payable	$-	$25,000

During the nine months ended September 30, 2009, warrants were exercised for 60,000 shares of common stock on a cashless basis resulting in the Company’s net issuance of 23,265 shares of common stock. During 2010, no options or warrants were exercised.

Note 7. Notes Payable

During the nine months ended September 30, 2010, the Company entered into the following note payable agreements and made principal payments as follows.

On August 13, 2010, the Company borrowed $40,000 under the terms of a demand note payable to a member of the Company’s board of directors with interest at 12% annually. At the option of the holder, the principal is convertible into shares of common stock at the rate of $.11 per share.

On May 27, 2010, the Company borrowed $50,000 under the terms of a demand note payable to the Company’s President with interest at 12% annually. Principal of $45,000 was repaid through September 30, 2010. In addition, through September 30, 2010, $25,000 of principal was repaid on other notes payable to the Company’s President.

During the first quarter of 2010, the Company financed the acquisition of computer and communications equipment of $38,675 under the terms of capital leases with payments aggregating $1,365 per month due over 36 months.

Note 8. Related Party Transactions

On September 1, 2010, Mr. Donald W. Upson, the Company’s chairman of the board of directors, became an employee of the Company with the title of Federal Business Strategist and receives a salary and employee benefits according to the Company’s standard policies. As disclosed in note 12 to the Company’s audited consolidated financial statements for the year ended December 31, 2009, Mr. Upson previously was a consultant to the Company performing the same services on a month to month basis and earning $9,600 per month.

************

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of IT services to federal, state and local government and commercial clients. Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, data center consolidation, virtualization services (including server, desktop, application, and storage), cloud computing, information security, wireless technology, human capital services, business and technology integration, and enterprise architecture. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects. We have business development personnel headquartered from our corporate office in Pittsford, NY, as well as business development offices in the Washington, D.C. metropolitan area and Colorado Springs, CO. During 2010, we have expanded our business operations and expect to have future sales prospects in the State of Mississippi. We also increased our marketing focus to include providing IT consulting services to middle market sized businesses in Upstate New York, nearby our corporate headquarters, and in the Denver/Colorado Springs region, where we have approximately 50 employees and have provided IT services for several years.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2010 and 2009

The trends suggested by the following tables are not indicative of future operating results. The following table compares our statements of operations data for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
					2010 vs. 2009
		As a % of		As a % of	Amount of	% Increase
	2010	Sales	2009	Sales	Change	(Decrease)

Sales	$2,212,716	100.0%	$2,756,463	100.0%	$(543,747)	(19.7)%
Cost of services	1,589,069	71.8	2,065,766	74.9	(476,697)	(23.1)
Gross profit	623,647	28.2	690,697	25.1	(67,050)	(9.7)
General and administrative	311,997	14.1	306,425	11.1	5,572	1.8
Defined benefit pension plan	126,675	5.7	133,468	4.8	(6,793)	(5.1)
Selling	383,633	17.3	416,656	15.1	(33,023)	(7.9)
Total costs and expenses	822,305	37.2	856,549	31.0	(34,244)	(4.0)
Operating loss	(198,658)	(9.0)	(165,852)	(5.9)	32,806	19.8
Interest expense	(72,170)	(3.3)	(71,190)	(2.6)	980	1.4
Net loss	$(270,828)	(12.2)%	$(237,042)	(8.6)%	$33,786	14.3%

Net loss per share - basic and diluted	$(.01)		$(.01)		$-

The following table compares our statements of operations data for the nine months ended September 30, 2010 and 2009.

					2010 vs. 2009
		As a % of		As a % of	Amount of	% Increase
	2010	Sales	2009	Sales	Change	(Decrease)

Sales	$7,206,004	100.0%	$8,320,492	100.0%	$(1,114,488)	(13.4)%
Cost of services	5,354,738	74.3	6,344,445	76.3	(989,707)	(15.6)
Gross profit	1,851,266	25.7	1,976,047	23.7	(124,781)	(6.3)
General and administrative	928,125	12.9	918,633	11.0	9,492	1.0
Defined benefit pension plan	372,624	5.2	430,214	5.2	(57,590)	(13.4)
Selling	1,264,680	17.6	1,309,795	15.7	(45,115)	(3.4)
Total costs and expenses	2,565,429	35.6	2,658,642	32.0	(93,213)	(3.5)
Operating loss	(714,163)	(9.9)	(682,595)	(8.2)	31,568	4.6
Interest expense	(208,128)	(2.9)	(217,956)	(2.6)	(9,828)	(4.5)
Income tax expense	(1,230)		(4,000)		(2,770)	(69.3)
Net loss	$(923,521)	(12.8)%	$(904,551)	(10.9)%	$18,970	2.1%

Net loss per share - basic and diluted	$(.04)		$(.04)		$.00

Sales

Sales for the three months ended September 30, 2010 were $2,212,716 a decrease of $543,747 or 19.7% as compared to sales for the three months ended September 30, 2009 of $2,756,463. Sales for the nine months ended September 30, 2010 were $7,206,004, a decrease of $1,114,488 or 13.4% as compared to sales for the nine months ended September 30, 2009 of $8,320,492. The decrease primarily results from the completion of certain U.S. government assignments and certain projects for other clients that were not offset by the addition of new projects and assignments. Our Microsoft Stimulus360 project for a state government client was also completed during June 2010. Stimulus360 is a Microsoft solution used to help public sector agencies track, measure, and share information about federal stimulus programs through easy to use graphical dashboards and maps. Our work for this state government continued when a new project with an approximate six month duration started in July 2010.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the three months ended September 30, 2010 was $1,589,069 or 71.8% of sales as compared to $2,065,766 or 74.9% of sales for the three months ended September 30, 2009. Gross profit was $623,647 or 28.2% of sales for the three months ended September 30, 2010 compared to $690,697 or 25.1% of sales for the three months ended September 30, 2009. Cost of services for the nine months ended September 30, 2010 was $5,354,738 or 74.3% of sales as compared to $6,344,445 or 76.3% of sales for the nine months ended September 30, 2009. Gross profit was $1,851,266 or 25.7% of sales for the nine months ended September 30, 2010 compared to $1,976,047 or 23.7% of sales for the nine months ended September 30, 2009.

The increase in gross profit margin percent is due to a change in the mix of our business resulting from new projects in 2010 which carried higher profit margins than work completed in 2009. Our personnel utilization rates also improved during the most recent quarter.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended September 30, 2010 were $311,997 which was an increase of $5,572 or 1.8% as compared to $306,425 for the three months ended September 30, 2009. As a percentage of sales, general and administrative expense was 14.1% for the three months ended September 30, 2010 and 11.1% for the three months ended September 30, 2009.

General and administrative expenses for the nine months ended September 30, 2010 increased by $9,492 or 1.0% from $918,633 for the nine months ended September 30, 2009 to $928,125 for the nine months ended September 30, 2010. As a percentage of sales, general and administrative expenses were 12.9% for the nine months ended September 30, 2010 and 11.0% for the nine months ended September 30, 2009.

General and administrative expenses in 2010 were not significantly different from 2009. We anticipate that general and administrative expenses will increase as we work to grow our business and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (the Plan) of $126,675 for the three months ended September 30, 2010 and $133,468 for the three months ended September 30, 2009, a decrease of $6,793. We incurred expenses of $372,625 and $430,214 for the nine months ended September 30, 2010 and 2009, a decrease of $57,590.

During the nine months ended September 30, 2010, we incurred legal and professional fees of approximately $29,600 in connection with compliance requirements and advocating our legal position in response to a request for additional information from the Pension Benefit Guarantee Corporation (“PBGC”) in August 2010 as compared to approximately $69,300 for the nine months ended September 30, 2009. Net periodic pension cost decreased by $21,600 to $233,300 for the nine months ended September 30, 2010 due principally to changes in pension regulations. We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $109,700 and $106,000 for the nine months ended September 30, 2010 and 2009, respectively.

Selling Expenses

For the three months ended September 30, 2010, we incurred selling expenses of $383,633 as compared to $416,656 for the three months ended September 30, 2009, a decrease of $33,023 or 7.9%. For the nine months ended September 30, 2010 we incurred selling expenses of $1,264,680 compared to $1,309,795 for the nine months ended September 30, 2009, a decrease of $45,115 or 3.4%.

The decrease for the three and nine months ended September 30, 2010 is principally due to the reduction of two positions in April 2010 in our sales and business development personnel.

Operating Loss

For the three months ended September 30, 2010, our operating loss was $(198,658) compared to an operating loss of $(165,852) for the three months ended September 30, 2009, an increase in the loss of $32,806. This is principally attributable to a reduction in sales of $543,747, which was partially offset by decreases in cost of services and operating expenses of $476,697 and $34,244, respectively.

For the nine months ended September 30, 2010 our operating loss increased to $(714,163) compared to an operating loss of $(682,595) for the nine months ended September 30, 2009, an increase in the loss of $31,568. This is principally attributable to a decrease in gross profit of $124,781 or 6.3% offset by a decrease in operating expenses of $93,213 or 3.5%.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $72,170 for the three months ended September 30, 2010 compared to interest expense of $71,190 for the three months ended September 30, 2009. Interest expense was $208,128 for the nine months ended September 30, 2010 compared to interest expense of $217,956 for the nine months ended September 30, 2009.

Related party interest expense increased by $793 and decreased by $123 for the three and nine month periods ended September 30, 2010 as compared to the three and nine month periods ended September 30, 2009. We incurred additional short-term borrowings from related parties beginning in August 2010.

Other interest expense increased by $187 and decreased by $9,705 for the three and nine month periods ended September 30, 2010, respectively, as compared to the three and nine month periods ended September 30, 2009. Our fees for financing accounts receivable were reduced beginning in June 2009, thereby reducing our interest expense.

Income Taxes

Income tax expense was $0 for the three months ended September 30, 2010 and 2009, respectively. Income tax expense was $1,230 and $4,000 for the nine months ended September 30, 2010 and 2009, respectively, consisting of state taxes.

Net Loss

For the three months ended September 30, 2010, we recorded a net loss in the amount of $(270,828) or $(.01) per share compared to a net loss of $(237,042) or $(.01) per share for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded a net loss in the amount of $(923,521) or $(.04) per share compared to a net loss of $(904,551) or $(.04) per share for the nine months ended September 30, 2009.

Stock-Based Compensation

For the nine months ended September 30, 2010 and 2009, we recorded expense of $78,514 and $118,580, respectively, for stock options expense issued to employees and board members and equity instruments issued to consultants.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $104,462 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by operations and our factoring line of credit. At September 30, 2010, we had financing availability, based on eligible accounts receivable, of $126,000 under this line.

At September 30, 2010, we had a working capital deficit of approximately $4.6 million and a current ratio of .15. Our objective is to improve our working capital position from profitable operations. The Plan’s current liabilities have a significant impact on our working capital. Without the current liabilities of the Plan of approximately $3.3 million, our working capital deficit would have been approximately $1.3 million.

During 2010 and 2009, we financed our business activities through the issuance of notes payable to third parties, sales with recourse of our accounts receivable, and capital equipment leases. Also, during 2010 and 2009, a certain related party note holder converted principal and accrued interest payable into shares of our common stock. During May and August 2010, we received an aggregate of $90,000 through working capital loans from our president and from one of our directors of which principal of $45,000 were repaid through September 30, 2010. In addition, through September 30, 2010, $25,000 of principal was repaid on certain other notes payable to our president. We have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to fund liabilities.

In June 2008, we received $200,000 through a working capital loan from a third party, which balance was reduced to $175,000 during 2009 and matures on January 1, 2011. We have notes payable of $265,000 which mature on December 31, 2010. We plan to renegotiate the terms of these notes payable, included in current liabilities, or seek funds to replace these notes payable. We have short-term notes payable to related parties which proceeds were used for working capital. Our borrowings under our accounts receivable financing line change based on cash required to fund accounts payable and accrued payrolls relative to the timing of cash received from the payment of client invoices.

We believe the capital available under our factoring line of credit, from related party loans, and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. If we do not improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business. Although we have no assurances, we believe that related parties are one source that will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months. If we experience significant growth in our sales, we believe that this may require us to increase our financing line or obtain additional working capital from other sources to support our sales growth. There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from operations; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our credit facilities.

We do not have the funds available to make required contributions to the Plan which approximate $2.2 million or intend to make any contributions to the Plan during 2010.

The following table sets forth our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2010	2009
Net cash used by operating activities	$(92,032)	$(61,951)
Net cash used by investing activities	(5,078)	(6,651)
Net cash provided/(used) by financing activities	4,861	(29,447)
Net decrease in cash	$(92,249)	$(98,049)

Cash Flows from Operating Activities

During the nine months ended September 30, 2010, cash used in operations was $92,032 compared with cash used in operations of $61,951 for the nine months ended September 30, 2009. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We have focused on improving our employee utilization rates during 2010 to improve our gross profit margin. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our accounts receivable decreased principally due to the decline in sales in the 2010 period. The increase in liabilities is primarily due to increased accrued pension and retirement expenses offset by a decrease in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used by investing activities for the nine months ended September 30, 2010 was $5,078 compared with $6,651 for the nine months ended September 30, 2009. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

During the nine months ended September 30, 2010, cash provided by financing activities was $4,861 consisting of $90,000 of proceeds from related party borrowings offset by payments to related parties of $70,000 and principal payments of $15,139 on notes payable. In comparison, for the nine months ended September 30, 2009, cash used by financing activities was $31,197 for principal payments on notes payable offset by proceeds from the exercise of common stock options of $1,750.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2010, we had financing availability, based on eligible accounts receivable, of $126,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

Future Trends

As discussed above, we believe that our operations, as currently structured, together with our available financial resources, will result in improved financial performance in future periods. However, we do not have the funds available to make required contributions to the Plan which approximate $2.2 million or intend to make any contributions to the Plan during 2010.

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

If we do not ultimately prevail, we will become obligated for Plan contributions of approximately $2.2 million as of September 30, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $220,000 for the plan year ended December 31, 2008, which have not been accrued based upon our determination that we have no legal obligation to act as the Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes. Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency. We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $463,000 as of September 30, 2010 ($445,000 at December 31, 2009). No excise taxes, penalties or interest for 2006, 2007, 2008, and 2009 have been accrued at September 30, 2010 or December 31, 2009. We do not have the funds available to make required contributions which approximate $2.2 million and do not intend to make any contributions to the Plan during 2010.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the Plan. This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, we sent the Plan participants a notice of intent to terminate the plan in a distress termination. We also provided additional documentation regarding our status and the status of the Plan. The termination of the Plan is subject to approval by the PBGC. During 2009, we provided information to the PBGC which management believes satisfies the requirements of the PBGC. During August 2010, the PBGC requested additional information and we provided our response.

At September 30, 2010, the Plan had an accrued pension obligation liability of approximately $4,040,000 which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $463,000.  Accumulated other comprehensive loss of $2,805,040 at September 30, 2010 has been recorded as a reduction of stockholders’ deficiency.

The market value of the Plan assets decreased from $2,004,117 at December 31, 2009 to $1,654,563 at September 30, 2010. The decrease was comprised of investment gains of $20,663, benefit payments of $335,556 and expenses of $34,661.

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

PART II
OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In August and September 2010, we granted options to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $0.11 per share. These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 6, 2010, a related party note holder converted $40,000 of accrued interest payable into shares of common stock at $.05 per share according to the terms of the note resulting in our issuance of 800,000 shares of our common stock. This transaction was exempt from registration, as it was a nonpublic offering or transaction made pursuant to Section 4(2) of the Securities Act of 1933, as amended. All restricted shares issued in this transaction bore an appropriate restrictive legend.

Item 6.   Exhibits.

Exhibit No.	Description

10.31	Promissory Note between Allan M. Robbins and the Company dated August 13, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date: November 10, 2010	/s/ Michael S. Smith
Michael S. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)