Form 10-K
period 2010-12-31
INFINITE GROUP INC
filed 2011-03-31
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐                                                                         Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $.14 on June 30, 2010) was approximately $3,228,000.

As of March 30, 2011, 26,461,883 shares of the registrant's common stock were outstanding.

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

PART I

Item 1.  Business

Business Overview

We are a provider of information technology (IT) services to federal, state and local governments and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, virtualization (server, desktop, application, and storage), cloud computing, network services, information security, wireless technology, human capital services, enterprise architecture, and program and project management.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ exact needs and providing expert management services to the lifecycle of technology-based projects.

We have a business development office with close proximity to the Washington, D.C. metropolitan area and operate in various locations in the United States.  In December 2009, we opened an office in Colorado Springs, Colorado to serve as a business development and client service office for the Rocky Mountain region.  We increased our focus to include providing IT consulting services to small and medium sized businesses in Upstate New York and recently started our marketing efforts through our newly formed KeyITSupport division.   As of December 31, 2010, we had 77 full-time employees and information technology independent contractors.  Approximately 26% of our employees hold U.S. Government security clearances.  During 2009, we became ISO 9001 certified and that certification was renewed during 2010.  ISO or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government and state governments.  The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with the U.S. Government and other major clients.

In 2010, we had sales of approximately $9.4 million, a 17.4% decrease from 2009 sales of approximately $11.4 million.  During 2010, we derived approximately 68% of our sales from one client, including sales under subcontracts for services to several different end clients.  Approximately 83% of our total sales in 2010 were from U.S. Government contracts.

U.S. Government IT Market

The U.S. Government is the largest consumer of information technology services and solutions in the United States.  We believe that its spending on information technology will continue to increase in the next several years in those areas where we have expertise such as IT modernization, server and desktop virtualization projects, program and project management, systems engineering, and information security.  The growth is driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers, and the continuing impact of Office of Management and Budget mandates regarding IT spending.  U.S. Government spending on information technology has consistently increased in each year since 1980 although we understand that the U.S. Government has recently expressed its intention to reduce its overall budgets related to technical services contracts in the coming years. We believe that the U.S. Government will continue to turn to the commercial IT industry to execute its support processes and functions.

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

IT Infrastructure Management.   We manage one of the nation’s largest wide area networks for a major establishment of the U.S. Government.  We provide this support under a subcontract we entered into in 2004 with a large systems integrator, which subcontract has been renewed annually.  Referred to as Advanced Server Management (ASM), our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado.  Operating 24 hours per day and seven days per week we consistently meet or exceed the requirements of our service level agreements.

Systems Engineering.   We provide critical systems engineering support to the ASM Program and on projects for the Department of Homeland Security (DHS).  Our engineers design and build systems supporting a mix of business activities.  We both manage and execute engineering projects supporting complex wide area networks and local area networks in Microsoft Windows and UNIX environments.  Our engineers follow proven methodologies to transition systems from concept to operations.

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

We have executed phases of a nationwide physical to virtual server consolidation project for a major establishment of the U.S. Government.  We have accomplished this by architecting, designing and migrating approximately 2,400 servers.  We led the client’s Advanced Computing Environment (ACE) virtual server project utilizing VMware’s ESX 3.0.1 to virtualize everything from application and print servers to terminal servers and domain controllers.  The migration was transparent to the end user and there was no server downtime or lost data. We have upgraded clients to the latest VMware version which presently is vSphere 4.1.

Since late 2007, we have provided consultant support to a Fortune 500 client in performing a global data center consolidation effort.  In addition, we are working on a major server virtualization program for the Customs and Border Protection (CBP) Directorate of DHS.  We began working with CBP in 2007 performing a wide array of services related to the architecture, testing, and implementation of virtualization services.  Our staff created the architecture for the first CBP-approved virtualization system.  We performed the architecture around, assisted in the testing of, and helped implement the most successful-to-date disaster recovery exercise.  We architected the VMware Virtual Infrastructure 3 solution.  Our staff has been key in the production of the certified documentation for the CBP virtualization projects.   Additionally, we have provided key project management assistance to the CBP virtualization projects as well as for the Microsoft Windows engineering teams.

Cloud Computing.  As part of our strategy of staying on the leading edge of the IT industry, we offer a comprehensive list of cloud computing-related services through our Cloud-Cast℠ practice.  Cloud computing is defined as leveraging internet-based resources to deliver services and processing power.  By utilizing cloud computing, organizations can respond dynamically to business demands, allaying the need to have extraneous systems on standby in anticipation of such peaks.  Cloud computing can involve both on-premise clouds and off-premise clouds.  On-premise clouds involve an organization designing and implementing a large processing and storage fabric within its own data center.  Off-premise clouds involve using a third-party cloud service provider to host the needs of an organization.  In both cases the underlying solution typically involves a virtualized infrastructure managed through intelligent automation.

Our cloud computing practice, Cloud-Cast℠, offers a full suite of cloud computing services for private, public, and hybrid clouds.  We are expert in the infrastructure management layer, which is the foundation for creating an agile cloud on a fully consolidated and virtualized data center. We extend the infrastructure to the client components to support efficient and secure virtualized end user devices to deliver enterprise services to users anywhere, anytime, and on any device. Our cloud methodology includes a cloud assessment to ascertain the feasibility of developing a cloud environment and to assist the client in determining any restrictions.  We develop cloud architecture to fit the enterprise then create a plan to move from the current state to the cloud state.  We provide a complete assessment report that will enable a client to confidently implement a cloud initiative.

Desktop Virtualization. Desktop virtualization is the concept of separating a personal computer desktop environment from the physical machine through a client-server computing model. The resulting “virtualized” desktop is stored on a remote central server, instead of on the local storage of a remote client.  Thus, when users work from their remote desktop client, all of the programs, applications, processes and data used are kept and run centrally, allowing users to access their desktops on any capable device, such as a traditional personal computer, notebook computer, smartphone, or thin client (a low end computer terminal which concentrates solely on providing a graphical user interface to the end user).

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

Our Contract and Sales Vehicles

Approximately 83% of our total sales in 2010 were from U.S. Government contracts.  We also have several subcontracts under which we provided IT services to various programs and divisions of DHS and other U.S. Government agencies.  The acquisition of the following contract vehicles allows us additional opportunities to bid on new projects.

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70).  In 2008, our Schedule 70 Contract was extended for an additional five years through December 27, 2013.  Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations.  Our Schedule 70 contract encompasses 95 different labor categories for a three year term.  We have used the Schedule 70 as a basis for pricing our current and proposed work.  We intend to continue using our Schedule 70 to facilitate the sale of IT consulting services to the U.S. Government.

Navy’s SeaPort-Enhanced (SeaPort-e) Program.  In 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program.  This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract.  This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.

VMware Authorized Consultant (VAC). Since 2007, we have been approved as a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation.  VMware is recognized as the industry leader in virtualization technology.  As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.  We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line.  We are actively working with a number of current and potential clients in that regard.  These certifications are examples of our concerted effort to grow and expand our virtualization practice.  Virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system.  What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater.  Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment cost savings, reduced operational maintenance costs, easier backup, improved availability, and better security.  Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

Microsoft Gold Certified Partner.  In 2008, we attained Microsoft Gold Certified Partner status, the highest level of certification available from Microsoft Corporation.  Gold Certified Partners have passed Microsoft’s stringent requirements and have demonstrated the highest levels of knowledge, skill and technical ability, as well as the commitment to implement Microsoft technologies.   We have specifically been certified for Microsoft Competencies in the areas of advanced infrastructure solutions and unified communications.  Created to help partner firms like Infinite Group differentiate their solution and service offerings, Microsoft competencies enable clients to secure a particular type of consulting solution, based on the firm’s capabilities and expertise with specific Microsoft technologies.  Each Microsoft competency has a unique set of requirements and benefits, formulated to accurately represent the specific skills and services that partners bring to the technology industry.

Dell Master Services and Authorized Reseller Agreements.  In 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.  In addition, our authorized reseller status enables us to deliver Dell’s world-class range of hardware and software solutions to our own end-user clients and those clients engaged under the Dell master services agreement.

Hewlett Packard Supplier Based Consolidation Program (SBCP). In 2009, we were accepted into the Hewlett Packard (HP) Supplier Based Consolidation Program (SBCP).  Under SBCP, we are a member of a select group of suppliers that are eligible to be awarded tasks by HP nationwide.  HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.  The Master Services Agreement covering the SCBP runs for five years.

Mississippi Server Virtualization Contract.  In 2009, the State of Mississippi awarded us a three-year contract to provide server virtualization consulting services to all State agencies.  Under the agreement, we will support the virtualization projects of each agency to move their servers to a virtualized environment at the State’s new data center located in Jackson, Mississippi.  The program started with Department of Human Services.  We prepared a “total cost of ownership” analysis which estimated that virtualizing the department’s 112 servers and migrating them to the central data center will save an estimated $4 million over five years.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for the State’s datacenter.  The total cost of ownership analysis showed approximately $9 million of savings over five years.  During 2011, we expect to begin implementing the second phase of a virtualization project with work extending into 2012.

Navy Enterprise Maintenance Automated Information System (NEMAIS).  We are a member of a team led by CACI International Inc. that was awarded a task order by the U.S. Navy in 2007 to support its Navy Enterprise Maintenance Automated Information System (NEMAIS) data center operations.  The task order, awarded under the Seaport II Enhanced contract vehicle (Seaport-e), provides for one base year and three one-year options.  The CACI team performs the work at the Naval Sea Systems Command (NAVSEA) site in Norfolk, Virginia and the Puget Sound Naval Shipyard in Washington State.  As a result of the award CACI was able to maintain the same level of support it has been providing to the Navy for the NEMAIS data center which in turn enhances CACI’s and our core lines of business in engineering services, network services and business systems integration.  Since 2008, we have worked with CACI on a portion of this project under the terms of our subcontract.

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

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with various agencies of the U.S. Government.  In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards.  For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., Computer Sciences Corp., Unisys, IBM, Booz Allen Hamilton, SRA International, Inc., and Serco Services Inc.

Our competitors in general have substantially greater capital resources, research and development staffs, manufacturing capabilities, sales and marketing resources, facilities, and experience than we do.

Because of the diverse requirements of U.S. Government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will often team with us or subcontract to us in the pursuit of new business.  We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, price of services, reputation for quality, and key management with domain expertise.

Company Information Available on the Internet

We maintain a website at www.IGIus.com.  Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC).   The content of our website shall not be deemed part of this report.

Our newly formed KeyITSupport division maintains a web site at www.KeyITSupport.com.

Employees

We have 77 full-time employees and independent contractors, including 63 in information technology services, two in executive management, three in finance and administration, one in employee recruiting, and eight in marketing and sales.  We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good.  We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months.  However, we expect to add positions in information technology services as we expand our sales.

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

We derived approximately 83% and 82% of our sales in 2010 and 2009, respectively, from U.S. Government contracts as either a prime contractor or a subcontractor.  We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments and commercial enterprises.  If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Our gross margin from our contracts will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our gross profit margin is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees.  Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our gross profit margin and earn a sufficient amount to fund our operating expenses.  The rates we charge for our IT Services are affected by a number of factors, including:

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales, and marketing personnel.  Employee turnover is generally high in the IT services industry.  If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and the quality of our customer service may suffer.  Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry.  From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

Our contracts with the U.S. Government may be terminated or adversely modified prior to completion, which could adversely affect our business.

U.S. Government contracts generally contain provisions, and are subject to laws and regulations, that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:

•	terminate our existing contracts;

•	reduce potential future revenues from our existing contracts;

•	modify some of the terms and conditions in our existing contracts;

•	suspend or permanently prohibit us from doing business with the U.S. Government or with any specific government agency;

•	impose fines and penalties;

•	subject us to criminal prosecution;

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

We enter into two types of U.S. Government contracts for our services: time-and-materials and fixed-price. For 2010 and 2009, we derived revenue from such contracts as follows:

Contract type	2010	2009
Time and materials	49%	57%
Fixed price	51%	43%
	100%	100%

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

We derived approximately 94% of our sales in 2010 from contracts under which we acted as a subcontractor.  Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required.  We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future.  Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business

We experienced operating losses and net losses in 2010 and 2009.

We experienced operating losses of approximately $846,000 in 2010 and $673,000 in 2009, and net losses of approximately $1.1 million in 2010 and $966,000 in 2009.  As of December 31, 2010, we had an accumulated deficit of approximately $33.3 million.  We have maintained our selling expenses for marketing and selling efforts at approximately $1.6 million and $1.7 million for 2010 and 2009, respectively, which have contributed to our net losses.  Until we close new contracts and earn additional sales or curtail our marketing and selling efforts, we cannot assure you when we will be profitable on a consistent basis, or at all.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2010, we had current liabilities, including trade payables, of approximately $4.7 million and long-term liabilities of $2.4 million.  We had a working capital deficit of approximately $3.9 million and a current ratio of .16.  We may continue to experience working capital shortages that impair our business operations and growth strategy if we continue to experience operating losses or incur net losses.  As a result, our business, operations and financial condition will be materially adversely affected.

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

At December 31, 2010, the O&W Plan had an accrued pension obligation liability of $4,314,883 and an accumulated other comprehensive loss of $2,961,147 which we recorded as a reduction of stockholders’ deficiency.  We have accrued amounts related to excise taxes on unfunded contributions for 2003, 2004 and 2005 of approximately $470,000 at December 31, 2010 and potentially could incur additional excise taxes of 10% and additional excise taxes of 100% of required plan contributions for each year that contributions were not made.

It was determined by the Department of the Treasury (Treasury) that we are the O&W Plan sponsor.  We may be required to contribute amounts for the O&W Plan years 2003 through 2010 and in future years to fund the deficiency.  We did not make any contributions in 2004 or 2006 through 2010.  During 2005, we did not make all required contributions.   Currently, we do not have the funds available to make the required contributions of approximately $2.2 million.

We received a report from the Treasury that stated that the Treasury staff disagreed with our position regarding our role as O&W Plan sponsor and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our legal counsel in connection with this matter disagree with significant aspects of both the factual findings and legal conclusions set forth in the Treasury’s report and, in accordance with Treasury procedures, have responded with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

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

From 2003 through 2010, we received approximately $3.0 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors.  We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.  Certain debt holders have agreed to extensions of the maturity dates of their note.

We have principal maturities of current notes payable to related parties of $174,000, $30,000 to a third party, and current maturities of long-term obligations of $25,954.  We cannot provide assurance that we will be able to obtain further extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2010, we had financing availability, based on eligible accounts receivable, of approximately $230,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.  As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements.  Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control.  In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

Over the last several years, the U.S. and worldwide capital and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to fund current operations or expand our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities.  Disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

We may grow our business by acquiring companies and businesses that we feel have synergy and will complement our business plan.  As such, we periodically evaluate potential business combinations.  We may be unable to profitably manage businesses that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

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

Also, client dissatisfaction or performance problems with an acquired business could materially and adversely affect our reputation as a whole.  Further, the acquired business may not achieve the sales and earnings we anticipated.  We may evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence.  There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us.  In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable.  We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions.  Future issuances of our common stock in connection with acquisitions may dilute our earnings per share.

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

Our future success depends, in part, on the continuing efforts of our senior executive officers, James Villa, James D. Frost, and William S. Hogan.  The loss of any of these key employees may materially adversely affect our business.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.

We provide professional services and sometimes procure materials on behalf of our government clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect, based on verbal authorization, to initiate procurements or provide services in advance of receiving formal written contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur.  We enter into arrangements with prime contractors and joint venture partners to bid on and execute particular contracts or programs.  As a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur.  Misconduct by employees, prime contractors or joint venture partners could include intentional failures to comply with federal laws, including U.S. Government procurement regulations, proper handling of sensitive or classified information, compliance with the terms of our contracts that we receive, and falsifying time records or failures to disclose unauthorized or unsuccessful activities to us.  These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or bars from performing U.S. Government contracts) and harm our reputation.  The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, prime contractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

Risks Related to our Common Stock

Certain stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of March 30, 2011, one individual and three related parties or their affiliates owned approximately 12.7%, 5.5%, 3.8%, and 1.9%, respectively, (23.9% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two related parties that hold convertible notes payable have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share.  Another related party has the right to convert a note payable at $.16 per share.  If these parties converted all of the principal and accrued interest into common stock, these three individuals, including their current holdings, would own approximately 23.8%, 12.6% and 4.5%, respectively, of our then outstanding common stock.  However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.

We estimate at March 30, 2011 that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.  If these related party holders converted all of their notes payable and accrued interest into shares of common stock, then three related party individuals or their affiliates would own approximately 40.9% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

The concentration of large percentages of ownership by a single stockholder may delay or prevent a change in control.  Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

The price of our common stock may be adversely affected by the possible issuance of shares as a result of the conversion of notes payable and exercise of outstanding options.

At March 30, 2011, we had outstanding 26,461,883 shares of our common stock.

Three third party note holders have the right to convert an aggregate of $150,000 of principal into shares of common stock at $.05 per share.  One third party note holder has the right to convert $175,000 of principal into shares of common stock at $.25 per share.  Although these conversions are not in the money at December 31, 2010, if all of these third party holders converted the entire principal into common shares, these four holders would own 3,700,000 shares of our common stock or approximately 12.3 % of our then outstanding common stock.

At December 31, 2010, we have a total of 6,414,500 stock options that have been granted at an average exercise price of $.22 per share and warrants that are exercisable into 470,000 shares of common stock at an average exercise price of $.35 per share.  Since December 31, 2010, we have issued an additional 60,000 common stock options at an average price of $.08.

The conversion or exercise of our convertible notes payable common stock options, and warrants and the subsequent sale of a substantial number of shares of our common stock could adversely impact its price.  The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to:

•	volatility in the trading markets generally;

•	the results of and fluctuations in our quarterly operating results;

•	announcements regarding our business or the business of our competitors;

•	changes in prices of our or our competitors' products and services;

•	changes in product mix; and

•	changes in sales and sales growth rates for us as a whole or for geographic areas, and other events or factors.

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

During 2010, the market price for our common stock varied between a low of $.02 in December 2010 and a high of $.25 in January 2010.  This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

Not applicable.

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

At December 31, 2010	Owned	Square Feet Leased	Annual Rent	Termination Date
Colorado Springs, Colorado	-	3,039	$24,500	September 30, 2011
Pittsford, New York	-	2,942	$28,794	April 30, 2012
Vienna, Virginia	-	2,930	$91,442	August 31, 2011

We believe all properties are in good operating condition.  We do not own or intend to invest in any real property and currently have no policy with respect to investments or interests in real estate, real estate mortgage loans or securities or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not presently involved in any material legal proceedings.

Item 4.  Removed and Reserved

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

	Bid Prices
Year Ended December 31, 2010	High	Low

First Quarter	$.25	$.13
Second Quarter	$.16	$.08
Third Quarter	$.14	$.07
Fourth Quarter	$.08	$.02

Year Ended December 31, 2009	High	Low

First Quarter	$.40	$.13
Second Quarter	$.40	$.14
Third Quarter	$.52	$.28
Fourth Quarter	$.64	$.17

At March 30, 2011, we had approximately 255 record stockholders.

Dividend Policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our board of directors (the “Board”) to retain all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6.  Selected Financial Data

As a smaller reporting company we are not required to provide the information in response to this Item.

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

Osley & Whitney, Inc. Retirement Plan

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

During 2007, we submitted information to the Treasury advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to their findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.2 million as of December 31, 2010 and 10% excise taxes on accumulated unfunded O&W Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the plan years ended December 31, 2008 and 2009,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $470,000 as of December 31, 2010 ($445,000 at December 31, 2009).  No excise taxes, penalties or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at December 31, 2010 and 2009.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  We provided information to the PBGC which management believes satisfies the requirements of the PBGC.  The PBGC has neither acted on the information provided to them nor requested additional information.  Recently, we discussed terminating the Plan with the PBGC, which included a cap on our potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing our potential Treasury obligations as summarized above.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Year ended December 31,
	2010	2009
Interest cost	$290,125	$316,485
Expected return on plan assets	(156,590)	(168,461)
Expected expenses	50,000	71,000
Actuarial loss	127,526	149,373
Net periodic pension cost	$311,061	$368,397

The decrease in net periodic pension cost of approximately $57,000 was due principally to a reduction in expected expenses and the actuarial loss.  The O&W Plan actuary’s estimate of periodic pension costs is approximately $328,500 for 2011 which is an increase of approximately $17,400 from 2010.

At December 31, 2010, the O&W Plan had an accrued pension obligation liability of $4,314,883, which includes excise taxes, penalties and interest of approximately $470,000 as discussed above, and an accumulated other comprehensive loss of $2,961,147 which we have recorded as a reduction of stockholders’ equity.  The market value of O&W Plan assets decreased from $2,004,417 at December 31, 2009 to $1,601,276 at December 31, 2010.  The decrease was comprised of investment gains of $88,240 less benefit payments of $448,610 and expenses of $42,471.  The projected benefit obligation increased during 2010 by $64,327 to $5,160,059 at December 31, 2010 as a result interest cost of $290,125, changes in actuarial assumptions of $194,294 and an actuarial loss of $28,518, which were offset by benefits paid of $448,610.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $33,155 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At December 31, 2010, we had approximately $230,000 of availability under this line.

At December 31, 2010, we had a working capital deficit of approximately $3.9 million and a current ratio of .16.  Our objective is to improve our working capital position through profitable operations.  The O&W Plan’s current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $3.0 million, our working capital deficit would have been approximately $880,000 at December 31, 2010.

During 2010, we financed our business activities through the issuance of notes payable to related parties, sales with recourse of our accounts receivable and capital leases.  Also, during 2010, a related party note holder converted accrued interest payable into shares of our common stock.  During May and August 2010, we received an aggregate of $90,000 through working capital loans from our president and from one of our directors of which $70,000 was repaid to our president during 2010.  During 2009 and prior years, we have used our common stock and common stock options and warrants to provide compensation to certain employees and consultants and to satisfy liabilities.

In June 2008, we received $200,000 through a working capital loan from a third party, which balance was reduced to $175,000 during 2009.   Additionally, we have notes payable of $265,000 due to a third party.  Effective December 31, 2010, the maturity dates of these notes were extended to January 1, 2013.  We have short-term notes payable to related parties which proceeds were used for working capital.  Our borrowings under our accounts receivable financing line change based on cash required to fund accounts payable and accrued payrolls relative to the timing of cash received from the payment of client invoices.

Our goal is to increase sales and generate cash flow from operations.  We completed expense reductions during 2010 and during the first quarter of 2011.  We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  If we do not improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business.  Although we have no assurances, we believe that related parties, who have previously provided working capital to us, are one source that will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months.  If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support our sales growth.  There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our accounts receivable credit facility.

We do not have the funds available to make required contributions to the Plan which approximate $2.2 million or intend to make any contributions to the Plan during 2011.

Recently, we discussed terminating the Plan with the PBGC, which included a cap on the Company’s potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing the Company’s potential Treasury obligations.  This result, if accomplished, would have a material effect on our balance sheet, improve our working capital, and substantially reduce our defined benefit plan expense thereby improving the results of our operations.  However, there are no assurances that an agreement satisfactory to the PBGC and the Company will be concluded.

The following table sets forth our sources and uses of cash for the years presented.

	Year ended December 31,
	2010	2009
Net cash (used) provided by operating activities	$(158,954)	$81,188
Net cash used by investing activities	(5,078)	(10,677)
Net cash provided (used) by financing activities	476	(27,136)
Net (decrease) increase in cash	$(163,556)	$43,375

Cash Flows (Used) Provided by Operating Activities

During 2010, cash used by operations was $158,954 compared with cash provided by operations of $81,188 for 2009.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. The increase in cash used by operations of $240,142 in 2010 was primarily due to an increase in our net loss of $153,231 in 2010.  Our accounts receivable provided cash through a decrease of $409,278 principally due to the decrease in sales in 2010.  Our increase in current liabilities related to operating activities consisted of an increase in accrued pension obligations of $451,223, offset by decreases in accounts payable of $34,481 and accrued expenses of $34,239.

Cash Flows Used by Investing Activities

Cash used by investing activities for 2010 was $5,078 compared with $10,677 for 2009.  Cash used in investing activities was for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  In early 2010, we acquired technology equipment and software of approximately $39,000 to demonstrate virtualization solutions for potential clients with the objective of growing our sales.  We do not have plans for other significant capital expenditures in the near future.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $476 for 2010.  In comparison, for 2009, cash used by financing activities was $27,136 due to net principal payments over borrowings of notes payable of $28,886 offset by $1,750 from the exercise of an option for common stock.  We anticipate that we will use approximately $26,000 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2010, we had financing availability, based on eligible accounts receivable, of approximately $230,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

IT Consulting Services

In 2006, we were awarded a prime contract under the Department of the Navy’s SeaPort-Enhanced (SeaPort-e) program.  This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract.  This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support.  (The NEMAIS Data Center contract referenced above was procured using the SeaPort-e contract vehicle of the prime contractor.)

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

We are a VMware Authorized Consultant (VAC) as approved by VMware, Inc. (NYSE:VMW), a subsidiary of EMC Corporation (NYSE:EMC).  VMware is recognized as an industry leader in virtualization technology.  As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.  We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line.  These certifications are examples of our concerted effort to grow and expand our server virtualization practice.  Server virtualization involves the creation, allocation, and management of “virtual machines,” which entails the virtual representation of hardware by a software system. What this means is that traditional “physical servers,” which typically run at only 5% to 15% of their capacity, can now be consolidated with the use of specialized software such as VMware to increase server utilization by a factor of ten to one or even greater.  Reducing the number of physical machines required in a typical environment provides numerous and obvious benefits, including equipment easier backup, improved availability, and better security. We have completed various virtualization projects during 2010 and 2009 and are continuing to focus on increasing our sales in this area of our business.   Our clients have experienced an approximate ten to one reduction in physical to virtual servers and as a result have benefited substantially in power, cooling, and space savings. Due to the substantial energy savings resulting from reduced infrastructure, virtualization is also a “green” technology.

In 2009, we were accepted into the Hewlett Packard Developer and Solutions Partner Program (DSPP).  DSPP provides us with a mechanism to work with HP and our joint customers and prospects to provide solutions and services that complement HP's broad portfolio of products and services.  HP has many tools and resources to help us generate new revenue streams, and improve our mutual profitability, while at the same time adding unique value for our joint customers.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry.  In 2009, we began to generate sales based on this program.

In 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc.  Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner.  Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets.  In addition, our authorized reseller status enables us to deliver Dell’s world-class range of hardware and software solutions to our own end-user clients and those clients engaged under the Dell master services agreement.

In 2011, we entered into a mentor protégé agreement with a major IT hardware and services vendor whereby we will be allocated a portion of sales to a U.S. Government agency under a small business requirement.  We expect that this will generate sales beginning in 2011.

These contract vehicles allow us additional opportunities to bid on new projects or be included in bids of prime contractors.  Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in continuing operating losses until sales increase to support our infrastructure.  We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

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

Other Trends

As discussed above, we believe that our operations as currently structured will result in improved financial performance in future periods.  However, we do not have the funds available to make required contributions to the Plan which approximate $2.2 million and do not intend to make any contributions to the Plan during 2011.

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

The current recessionary economy that we have continued to experience since 2009, has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions.  The sales decrease that we experienced in 2010 was principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects were completed and were not replaced by the same volume of new projects.  In addition, certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees were converted to U.S. Government employees.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We believe that our formal relationships with Microsoft, Hewlett Packard, VMware, Dell, and others provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.

Since 2009, the United States and worldwide capital and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expansions of our business.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

The following table compares our statements of operations data for the years ended December 31, 2010 and 2009.

	Year ended December 31,
							Year to Year Change
	2010	As a % of Sales		2009	As a % of Sales		Dollars	Percent
Sales	$9,398,434	100.0%		$11,373,363	100.0%		$(1,974,929)	(17.4	) %
Cost of services	6,918,717	73.6		8,560,580	75.3		(1,641,863)	(19.2)
Gross profit	2,479,717	26.4		2,812,783	24.7		(333,066)	(11.8)
General and administrative	1,203,486	12.8		1,225,190	10.8		(21,704)	(1.8)
Defined benefit pension plan	513,859	5.5		572,034	5.0		(58,175)	(10.2)
Selling	1,608,802	17.1		1,688,503	14.8		(79,701)	(4.7)
Total costs and expenses	3,326,147	35.4		3,485,727	30.6		(159,580)	(4.6)
Operating loss	(846,430)	(9.0)		(672,944)	(5.9)		173,486	25.8
Interest expense	271,410	2.9		288,895	2.6		(17,485)	(6.1)
Income tax expense	1,230			4,000			(2,770)	(69.3)
Net loss	$(1,119,070)	(11.9	) %	$(965,839)	(8.5	) %	$153,231	15.9%
Net loss per share - basic and diluted	$(.04)			$(.04)

Sales

The current economic downturn continues to be widespread and has led to economic contraction in certain areas of business where we operate.  It is also impacting the needs of our clients.  These changing demand patterns have had and will likely continue to have an adverse effect on our new project bookings and sales.

Sales for 2010 were $9,398,434, a decrease of $1,974,929 or 17.4% as compared to sales for 2009 of $11,373,363.  The sales decrease in 2010 was principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects were completed and were not replaced by the same volume of new projects.  In addition, certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees were converted to U.S. Government employees.  We increased our sales to state governments by approximately $340,000 and in the second half of 2010 have worked more closely with certain of our partners to increase opportunities for sales to commercial clients. We continue to pursue opportunities to develop additional sales from new and existing target markets.

In early 2010, we acquired computer hardware and software and built this technology into what we refer to as our lab.   We are using the lab to re-develop our Cloud-Cast℠ structure to provide better integration with the current trend for IT as a service.  We plan to align our capabilities with VMware and other partners to offer our clients a broad scope of cloud services and to model cloud computing solutions to support our sales and marketing efforts.  Our lab has been used to demonstrate virtualization solutions for potential clients.  We have the capability to use the lab as a training center for up to ten individuals.

During 2010, we expanded our role with VMware by adding them as a subcontractor in certain projects and by supporting multiple VMware projects nationwide.  We continue to focus on expanding this business with the addition of Cloud-Cast℠ services using the full suite of VMware tools for private, public, and hybrid clouds.

We continue to use one consultant and one employee on a part time basis to focus on business development in the Gulf Coast region.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for a State Government datacenter.  During 2011, we expect to begin implementing the second phase of a virtualization project with work extending into 2012.

We have formed alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to companies like ours which are small business subcontractors.  We recently entered into a mentor protégé agreement with a major IT hardware and services vendor whereby we will be allocated a portion of sales to a U.S. Government agency under a small business requirement.  We expect that this will generate sales beginning in 2011.  We recently completed our proposals with a major prime contractor and several other contractors to the U.S. Government under the Department of Homeland Security’s (DHS) latest multi-billion dollar contract vehicle, Enterprise Acquisition Gateway Leading Edge Solutions 2, known as EAGLE 2, that we believe will enhance our position to generate U.S. Government proposals for new business and ultimately sales.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  The acquisition of these contract vehicles allows us additional opportunities to bid on new projects.  Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in continuing operating losses until sales increase to support our infrastructure.  We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group.  Cost of services for the year ended December 31, 2010 was $6,918,717 or 73.6% of sales as compared to $8,560,580 or 75.3% of sales for 2009.  Gross profit was $2,479,717 for 2010, a decrease of $333,066 or 11.8% as compared to $2,812,783 for 2009.  The increase in the gross profit percent to 26.4% of sales for 2010 compared to 24.7% for 2009 is due to a change in the mix of our business and an improvement in the utilization rate of our consultants especially during the last six months of 2010.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for 2010 were $1,203,486, which was a decrease of $21,704 or 1.8% as compared to $1,225,190 for 2009.   As a percentage of sales, general and administrative expense was 12.8% for 2010 and 10.8% for 2009.

The decrease in general and administrative expenses was not significant and due to fluctuations in various expense during the year.  Since our sales decreased 17.4% from 2010 to 2009, general and administrative expenses as a percent of sales increased in 2010.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with recruiting additional personnel and managing a larger business.   However, we expect that general and administrative expenses will remain relatively stable as a percentage of sales as our sales increase.

       Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $513,859 for 2010 and $572,034 for 2009, a decrease of $58,175.  Included in these amounts are periodic pension costs of approximately $311,000 for 2010 and $368,000 for 2009.  The decrease of approximately $58,000 was principally due to a reduction in expenses and the effect of actuarial assumptions.  The O&W Plan actuary’s estimate of periodic pension costs is approximately $328,600 for 2011.  Overall market conditions have had a significant impact on the market value of Plan assets.  The actual return of plan assets was approximately $88,000 in 2010 and $372,000 in 2009, after incurring a total return loss of approximately $719,000 in 2008.  During 2010, we incurred legal and professional fees of approximately $51,700 versus approximately $85,300 in 2009, in connection with advocating our legal position with the appropriate regulatory authorities and taking steps toward terminating the O&W Plan.

We continue to accrue interest and fees on unpaid excise taxes and unfunded contributions for plan years 2003, 2004 and 2005, which were approximately $125,800 for 2010 and $118,500 for 2009.

        Selling Expenses

In 2010, we incurred selling expenses of $1,608,802 as compared to $1,688,503 in 2009, a decrease of $79,701 or 4.7%.  The decrease for 2010 is principally due to eliminating two sales positions in April 2010 which was offset by our hiring of one new business development employee in September 2010.

Operating (Loss) Income

In 2010, our operating loss was $846,430 compared to an operating loss of $672,944 for 2009, a change of $173,486.  A decrease in sales of $1,974,929 although offset by a decrease in our cost of services of $1,641,863 resulted in our gross profit decreasing by $333,066 for 2010.  Our operating expenses decreased by $159,580 during 2010 as compared to 2009.

Included in the above results are non-cash expenses consisting of stock-based compensation expense of $89,665 and $137,927 for 2010 and 2009, respectively.  In addition, our depreciation expense was $34,320 for 2010 and $31,116 for 2009.  Non-cash expenses for periodic pension expense and O&W Plan accrued interest and fees totaled $436,800 and $486,500 for 2010 and 2009, respectively.  These non-cash expenses total $560,785 and $655,543 for 2010 and 2009, respectively.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $271,410 for 2010 compared to $288,895 for 2009, a decrease of $17,485 or 6.1%.

Related party interest expense decreased by $908 for 2010 as compared to 2009 due to lower average principal balances on related party notes in 2010.  A related party sold $150,000 of notes payable to third parties in October 2009 which resulted in subsequent interest expense being recorded as other interest expense.

Other interest expense decreased by $16,577 for 2010 as compared to 2009.  Our fees for financing accounts receivable were reduced beginning in June 2009, thus reducing our financing rates. Notes payable to third parties increased by $150,000 beginning in October 2009 as discussed above.

       Income Taxes

Income tax expense was $1,230 and $4,000 for 2010 and 2009, respectively, consisting of state taxes.

Net Loss

In 2010, our net loss was $1,119,070 or $(.04) per share compared to a net loss of $965,839 or $(.04) per share for 2009, an increase of $153,231 or 15.9%

Critical Accounting Policies and Estimates

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

Client deposits received in advance are recorded as liabilities until associated services are completed.  During 2010, sales to one client, including sales under subcontracts for services to several entities, accounted for 68.4% of total sales (69.4% - 2009) and 64.6% of accounts receivable (86.8% - 2009) at December 31, 2010.

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables.  This analysis involves a degree of judgment regarding customers’ ability and willingness to satisfy its obligations to us.  These estimates are based on past history with customers and current circumstances.  Management’s estimates of doubtful accounts historically have been within reasonable limits of actual bad debts.  Management’s failure to identify all factors involved in determining the collectability of an account receivable could result in bad debts in excess of reserves established.

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

At December 31, 2010 we had federal net operating loss (NOL) carry forwards of approximately $15.9 million that expire in years 2014 through 2030.  Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions.  We do not have any material unrecognized tax benefit at December 31, 2010.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2010 and 2009, we recognized no interest and penalties

Defined Benefit Plan Assumptions

We recognize the funded status of the defined benefit postretirement plan in our balance sheet and recognize changes in that funded status in comprehensive income according to FASB ASC 715, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The implementation of this Statement did not have a significant impact on our financial statements.

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

Recently, we discussed terminating the Plan with the PBGC, which included a cap on our potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing our potential Treasury obligations.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

Depending upon the ultimate outcome regarding our obligations related to the O&W Plan, adjustments to our financial statements may be necessary.

Impairment of Long-Lived Assets

We evaluate at each balance sheet date the continued appropriateness of the carrying value of our long-lived assets including our long-term receivables and property, plant and equipment in accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable.  If indicators of impairment are present, management would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items.  The net carrying value of assets not recoverable is reduced to fair value. We consider continued operating losses, or significant and long-term changes in business conditions, to be the primary indicators of potential impairment.  In measuring impairment, we look to quoted market prices, if available, or the best information available in the circumstances.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Share-Based Payment,”  and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $89,665 and $140,096 for the years ended December 31, 2010 and 2009, respectively.

For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised.  The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded.  The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital.  Due to the uncertainty of the our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero.  As a result, for 2010 and 2009, there is no income tax expense impact from recording the fair value of options granted.  No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 75% when computing the value of stock options and warrants. This is based on volatility data used by other companies in our industry and a more recent increase in overall market volatility. The expected life of the options is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available.  The expected dividend yield is zero percent.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 1.73% to 2.90% for 2010 and 2.09% to 2.80% for 2009.

We recorded expense for options and warrants issued to employees and independent service providers for the periods presented as follows.

	Year ended December 31,
	2010	2009
Employee stock options	$89,665	$140,096
Consultant - common stock warrants	-	(2,169)
Total expense	$89,665	$137,927

Equity Instruments Issued to Consultants and Vendors in Exchange for Goods and Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 718, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value award of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  We use the Black-Scholes option-pricing model to determine the fair value of the awards.  The fair value of the equity instrument is recognized over the term of the consulting agreement.  We periodically evaluate the likelihood of reaching the performance requirements and recognize consulting expense over the expected term associated with these performance based awards once it is probable the consultants will achieve their performance criteria and the awards will become vested.

Recent Accounting Pronouncements

Effective January 1, 2010, we partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements.  In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets.  The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  Accordingly, we will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011.  There was no impact on our financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06 as of and for the year ended December 31, 2010.

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

Item 9A.  Controls and Procedures

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors at December 31, 2010.

Name	Age	Position	Affiliated Since
Donald Upson	55	Chairman	2009
Allan M. Robbins (1)	61	Director	2003
James Villa (1)	53	Director, Acting Chief Executive Officer and President	2003
James D. Frost	62	Chief Technology Officer	2003
William S. Hogan	50	Chief Operations Officer	2004
James Witzel	57	Chief Financial Officer	2004
Deanna Wohlschlegel	39	Secretary, Controller, Human Resources Director, Facility and Clearance Officer	2003

(1)	Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified.  Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Donald Upson became a director in October 2009 and was appointed chairman by the Board in January 2010.  He currently is the principal partner at ICG Government, a government technology and management consulting practice.  Prior to joining ICG Government, from 1998 to 2002, Mr. Upson served as the State of Virginia’s first Secretary of Technology, combining the State’s chief information officer, economic development and research roles.  Mr. Upson, since January 2007, also serves on the board of director of Lattice Incorporated (OTCBB:LTTC), a provider of information and communications technology solutions to the government and commercial markets.  He is a graduate of California State University, Chico and was awarded an Honorary Doctorate in Humane Letters from Marymount University, and has also completed graduate work in public administration at George Washington University.  Mr. Upson has experience working in U.S. and State Government markets.  His knowledge of information and technology trends, his past roles in the government sector and his public company board experience contribute to the Board and Company strategy development.

Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees.  Dr. Robbins is the Medical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York.  He has also served as the CEO of the Genesee Valley Eye Institute.  Dr. Robbins is a board-certified ophthalmologist and completed his fellowship training at the University of Rochester. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America.  Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Refractive Surgery (ISRS), and the American Society of Cataract and Refractive Surgery (ASCRS). Dr. Robbins was on the Scientific Advisory Council for Phoenix Laser and a principal clinical investigator for the VISX laser during the FDA clinical trials.  Dr. Robbins brings the experience of operating a technology based company in a competitive environment including dealing with issues that a growing company must address.  Beginning in 2003, Dr. Robbins has provided working capital to the Company through demand and term loans and continued during 2010 to provide an additional working capital loan.

James Villa became a director on July 1, 2008 and is chairman of the audit and compensation committees.  Mr. Villa was appointed President by our Board on February 25, 2010 and was appointed Acting Chief Executive Officer on December 31, 2010 upon the termination of Michael S. Smith, our prior Chief Executive Officer.  Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (“ICC”).  ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to us since January 2003.  Mr. Villa brings to the Board his experience with our Company since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

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

James Witzel was appointed as our chief financial officer in May 2008.  Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects.  Prior to joining us, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of middle market companies.  He has over 30 years of experience in accounting, financial reporting, and management.  He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with for the years ended December 31, 2010 and 2009, except that our Chairman did not file one Form 4 in 2010 and one Form 3 in 2009.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11.  Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2010 and 2009, individual compensation for services to Infinite Group, Inc. paid to: (i) the chief executive officer, and (ii) the next two other most highly paid executive officers of Infinite Group, Inc whose total compensation exceeded $100,000 for the year ended December 31, 2010 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (3)	All Other Compensation (4)	Total
James Villa President and Acting Chief	2010	$145,385	$-	$-	$30,668	$176,053
Executive Officer (1) (2)	2009	$-	$-	$-	$175,700	$175,700

Michael S. Smith	2010	$181,535	$-	$4,358	$4,667	$190,560
Chief Executive Officer (1)	2009	$179,783	$-	$13,075	$7,226	$200,084

James D. Frost	2010	$225,000	$-	$-	$5,886	$230,886
Chief Technology Officer	2009	$225,000	$-	$-	$6,732	$231,732

William S. Hogan	2010	$189,467	$-	$28,560	$2,290	$220,317
Chief Operations Officer	2009	$213,703	$-	$7,845	$6,681	$228,229

(1)	Effective December 31, 2010, Mr. Villa became Acting Chief Executive Officer upon Mr. Smith’s termination as Chief Executive Officer.

(2)
On February 25, 2010, Mr. Villa, the principal of Intelligent Consulting Corporation (ICC) became the President of the Company.  Prior to that, the Company contracted with ICC on a month-to-month basis to provide consulting services relating to business development and other general corporate matters.  The Company paid ICC $30,000 in 2010 and $175,700 in 2009, which are included in all other compensation.

(3)
The amounts in this column reflect the grant date fair value for stock option awards granted during the each year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model.  See the section titled “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.

(4)	Reflects life insurance premiums paid by the Company and Company-matching contributions under the Simple IRA Plan.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives.  There were no unvested stock awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	-	-	-	-

Michael S. Smith	5,000		$1.50	12/31/2010
	5,000		$2.53	12/31/2011
	5,000		$.14	12/31/2012
	500,000		$.05	5/5/2013
	500,000		$.25	3/9/2015
	41,667	83,333	$.16	2/4/2019

James D. Frost	500,000		$.05	5/5/2013
	500,000		$.09	3/8/2015
	500,000		$.25	3/8/2015

William S. Hogan	20,000		$.12	7/5/2014
	15,000		$.20	6/16/2015
	2,000		$.33	11/13/2015
	65,000		$.25	12/31/2015
	25,000		$.50	3/8/2017
	173,000		$.51	8/23/2017
	33,333	16,667	$.67	7/27/2018
	-	75,000	$.16	2/4/2019

Employment Agreements

The Company has no employment agreements.

Compensation of Directors

The following table provides compensation information for the year ended December 31, 2010 for each of the non-employee members of our Board.  We do not pay any directors’ fees.  Directors are reimbursed for the costs relating to attending Board and committee meetings.

Name	Year	Option Awards (1)	All Other Compensation (2)	Total
Allan M. Robbins	2010	$-	$-	$-
Donald Upson (3)	2010	$7,120	$94,147	$101,267

(1)
The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option award was determined using the Black-Scholes option pricing model.  See the section titled “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.  At December 31, 2010, the aggregate number of option awards outstanding for Dr. Allan M. Robbins was 87,500 options of which all were vested.

(2)	Reflects consulting fees to each director’s consulting firm where the director is a major principal in their consulting firm and the director provided services to us.

(3)
On October 2, 2009, the Board appointed Donald Upson to the Board, filling an existing vacancy.  In January 2010, Mr. Upson became chairman of the Board.  From June 2009 through August 2010, Mr. Upson, through his consulting firm, provided consulting services on a month-to-month basis, which compensation is stated above.  On September 1, 2010, Mr. Upson became an employee of the Company in the position of federal business strategist and was awarded an option to purchase 100,000 shares of the Company’s common stock at $.11 per share, which option award is included above.  At December 31, 2010, all of his option is unexercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 30, 2011 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Allan M. Robbins	9,746,993	(4)	27.7%
James Villa	5,126,036	(5)	16.2%
James D. Frost	1,990,000	(6)	7.1%
William S. Hogan	443,750	(7)	1.7%
Michael S. Smith	1,333,333	(8)	4.8%
Donald Upson	-		-%
All Directors and Officers (8 persons) as a group	19,196,008	(3)	43.8%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	3,367,000	(9)	12.7%

David N. Slavny Family Trust 20 Cobble Creek Road Victor, NY 14564	2,452,084	(10)	8.9%

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 30, 2011 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  On March 30, 2011, we had 26,461,883 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.

(3)
Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.

(4)
Includes 8,659,493 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $150,793 through March 30, 2011; and 87,500 shares subject to currently exercisable options.

(5)	Includes 5,126,036 shares, which are issuable upon the conversion of notes including principal in the amount of $228,324 and accrued interest in the amount of $27,978 through March 30, 2011.

(6)	Includes 1,500,000 shares subject to currently exercisable options.

(7)	Includes 400,000 shares subject to currently exercisable options.

(8)	Includes 1,093,333 shares subject to currently exercisable options and 240,000 common shares held by Mr. Smith’s spouse and son for which Mr. Smith disclaims beneficial ownership.

(9)	Includes 3,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(10)
Includes 850,000 held by the David N. Slavny Family Trust, 600,000 common shares held by David N. Slavny, our director of business development, 633,334 shares subject to currently exercisable options granted to Mr. Slavny, and 368,750 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our Board and approved by our stockholders, covering an aggregate of 9,118,833 unexercised shares of our common stock at December 31, 2010, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the Code) and non-qualified options.  As of December 31, 2010, 562,833 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other prior plans.  On February 3, 2009, our Board approved the 2009 stock option plan (2009 plan), which authorizes options to purchase up to an aggregate of 4,000,000 common shares.  Options issued to date are non-qualified options since the 2009 Plan has not been approved by stockholders.  The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of December 31, 2010, 2,124,000 options to purchase shares remain unissued under the 2009 plan.  Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

On September 1, 2010, we granted 100,000 non-qualified options to Mr. Upson with an exercise price of $.11.

We granted options to Dr. Robbins as follows: in April 2003, we granted 7,500 non-qualified options with an exercise price of $.10; in March 2005, we granted 50,000 non-qualified options with an exercise price of $.10; in February 2006, we granted 5,000 options with an exercise price of $.33; and in August 2007 we granted 25,000 options with an exercise price of $.51.  As of February 28, 2011, we have granted 87,500 options to Dr. Robbins, of which all are exercisable.

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

The following table summarizes as of December 31, 2010 the (i) options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans.  The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	4,556,000	$.25	562,833
2009 stock option plan that has not been approved by security holders (2)	1,876,000	$.14	2,124,000
Warrants granted to service providers (3)	470,000	$.35	-
Total	6,902,000	$.23	2,686,833

(1)	Consists of grants under our 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 4,506,000 are exercisable at December 31, 2010.

(2)	Consists of grants under our 2009 Plan of which 175,333 are exercisable at December 31, 2010.

(3)
Consists of (i) warrants to purchase 320,000 shares (which all expired on March 2, 2011) and 50,000 shares (which expire on April 30, 2011) of common stock issued to two consultants which are exercisable at $.30 and $.35 per share, respectively, and of which 300,000 shares are only exercisable if we realize certain sales as a result of each consultant’s efforts on our behalf; and (ii) warrants to purchase 100,000 shares of common stock issued during 2007 to a consultant for services to assist us with business development through April 4, 2008, which are exercisable at $.50 per share and expire in 2012.  Warrants are exercisable for 120,000 shares at December 31, 2010 and for 100,000 shares at March 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intelligent Consulting, LLC

James Villa, a member of our Board, became President on February 25, 2010 and Acting Chief Executive Officer on December 31, 2010.  We contracted with Mr. Villa, who is the sole member of Intelligent Consulting Corporation (“ICC”), a consulting firm which provided consulting services to us on a month to month basis from January 2003 through February 24, 2010.  The consulting services provided by ICC have included developing new business strategies that led to our disposal of all of our former businesses and to implementing our current business plans; developing and implementing improvements to our technology infrastructure; business development activities, and other specific projects to assist us in developing and implementing our business plans and other corporate matters.  During the years ended December 31, 2010 and 2009, we paid ICC $30,000 and $175,700, respectively, for services its personnel provided.

Northwest Hampton Holdings, LLC, James Villa, and Dr. Allan M. Robbins

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC.  The sole member of Northwest Hampton Holdings, LLC is James Villa, an individual, who is a member of our Board and executive management.  At December 31, 2010, we were obligated to Northwest Hampton Holdings, LLC under the terms of convertible notes payable and accrued interest at 6.0%.  The terms of the notes were revised and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible, at the option of the note holder, into shares of common stock at $.05 per share.   During 2010 and 2009, $40,000 and $25,000, respectively, of the principal and accrued interest of the notes were converted by the holder into 800,000 and 500,000 shares of common stock, respectively.  During 2009 and 2008, the holder sold $150,000 and $15,000, respectively, of the notes to other parties.  At December 31, 2010, the balance of Northwest Hampton Holdings, LLC’s notes was $253,294 including accrued interest, and is convertible into 5,065,874 common shares.

At December 31, 2010, we were obligated to Dr. Allan M. Robbins, a member of our Board, under convertible notes payable of $264,000 and accrued interest at 6.0%. The terms of the notes were modified and the maturity dates were extended to January 1, 2016 with principal and accrued interest convertible into shares of common stock at $.05 per share.  At December 31, 2010, the balance of these notes was $410,877 including accrued interest and is convertible into 8,217,742 common shares.

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

During 2010, 2009 and 2006, we entered into demand note agreements with Dr. Allan Robbins, a member of our Board, totaling $40,000, $50,000 and $105,000 with interest at 12%, 10% and 18%, respectively.  At December 31, 2010, the balance of these notes was $40,000, $30,000 and $40,000, respectively.  At the election of the holder, the principal of the $40,000, 12% note is convertible into shares of common stock at $.11 per share.

During 2010, we entered into a demand note agreement with Mr. James Villa, a member of our Board and our executive management, for $50,000 with interest at 12%.  At December 31, 2010, the note balance was $5,000.

David N. Slavny Family Trust

During 2005, we issued various notes to the individuals that control the David N. Slavny Family Trust, which is a stockholder.  Mr. Slavny is our Director of Business Development.  The notes were consolidated into one note of $185,000 with interest at 12% per annum and further modified during 2008 such that the notes bear interest at 11% and principal matured on July 1, 2010.  The notes are secured by all of our assets.  At December 31, 2008, the notes had a balance of $109,000.  Subsequent to December 31, 2008, the note balance was reduced to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of our common stock on the date of the modification.  The balance of this note is convertible into 368,750 common shares.

Donald Upson

On October 2, 2009, the Board appointed Donald Upson to the board, filling an existing vacancy.  In January 2010, Mr. Upson became chairman of the Board.  From June 2009 through August 2010, Mr. Upson, through his consulting firm, provided consulting services on a month-to-month basis and the Company accrued expense of $86,470 for 2010 ($67,200 - 2009).  On September 1, 2010, Mr. Upson also became an employee of the Company with the position of federal business strategist.

Director Independence

Our Board has determined that Dr. Robbins is “independent” in accordance with the NASDAQ’s independence standards.  Our audit and compensation committees consist of Messrs. Villa and Robbins, of which only Dr. Robbins is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick & Battaglia, CPAs, PC, for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Audit fees	$78,000	$77,703
Audit related fees	-	-
Total audit and audit related fees	$78,000	$77,703

Audit fees for 2010 and 2009 were for professional services rendered for the audits of our annual consolidated financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

There were no tax or other non-audit related services provided by the independent accountants for 2010 and 2009.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (5)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**Form of Stock Option Plan. (2)
10.2	Form of Stock Option Agreement. (1)
10.3	**Employment Agreement between Michael Smith and the Company dated May 5, 2003. (5)
10.4	**Employment Agreement between James Frost and the Company dated May 12, 2003. (5)
10.5	License Agreement between Ultra-Scan Corporation and the Company dated June 11, 2003. (5)
10.6	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.8	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.9	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.14	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (5)
10.15	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated
October 1, 2005. (5)
10.16	Modification agreement to promissory notes between the Company and Carle C. Conway dated
December 31, 2005. (5)
10.17	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(7)
10.18	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated
December 31, 2005. (5)
10.19	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the
Company dated December 6, 2005. (5)
10.20	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated
February 15, 2006. (5)
10.21	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (5)
10.22	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21,
2004. (6)
10.23	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5,
2005. (6)
10.24	Promissory note dated June 13, 2008 in favor of Dan Cappa. (7)
10.25	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A.
Slavny dated February 6, 2009. (7)
10.26	**The 2009 Stock Option Plan. (7)
10.27	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30,
2009. (8)
10.28	Modification agreement to promissory notes between the Company and Carle C. Conway dated
December 31, 2009. (8)
10.29	Modification agreement to promissory note between the Company and Dan Cappa dated December 31,
2009. (8)
10.30	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010.
(9)
10.31	Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (10)
10.32	Modification agreement to promissory note between the Company and Dan Cappa dated December 31,
2010. *
10.33	Modification agreement to promissory note between the Company and Carle C. Conway dated December 31, 2010. *
14.1	Code of Ethics. (5)
21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of Freed Maxick & Battaglia, CPAs, PC, independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed as an exhibit hereto.

**	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #33-61856). This Exhibit is incorporated herein by reference.

(2)	Incorporated by reference to 1993 Preliminary Proxy Statement.

(3)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(6)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(7)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(8)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(9)	Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2010.

(10)	Incorporated by reference to Form 10-Q for the quarterly period ended September 30, 2010.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

By:	/s/ James Villa
James Villa, Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald Upson
Donald Upson	Chairman of the Board	March 30, 2011

/s/ James Villa
James Villa	Acting Chief Executive Officer, President and Director (principal executive officer)	March 30, 2011

/s/ James Witzel
James Witzel	Chief Financial Officer	March 30, 2011
(principal financial and accounting officer)

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 30, 2011

CONSOLIDATED
FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2010
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders' Deficiency	4

Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Infinite Group, Inc.

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
March 30, 2011

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009

Current assets:
Cash	$33,155	$196,711
Accounts receivable, net of allowances of $70,000	709,302	1,118,580
Prepaid expenses and other current assets	15,392	56,622
Total current assets	757,849	1,371,913

Property and equipment, net	68,210	58,777

Deposits and other assets	18,424	21,544

	$844,483	$1,452,234

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$651,976	$686,457
Accrued payroll	283,425	388,131
Accrued interest payable	312,945	275,563
Accrued retirement and pension	3,129,584	3,078,361
Accrued expenses - other	54,717	61,632
Current maturities of long-term obligations - bank	25,954	32,243
Notes payable	30,000	295,000
Notes payable-related parties	174,000	154,000
Total current liabilities	4,662,601	4,971,387

Long-term obligations:
Notes payable:
Banks and other	624,469	334,029
Related parties	501,324	501,324
Accrued pension obligation	1,291,119	735,012
Total liabilities	7,079,513	6,541,752

Commitments and contingencies (Notes 10 and 11)	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
authorized; 26,461,883 (25,661,883 - 2009) shares
issued and outstanding	26,461	25,661
Additional paid-in capital	29,999,371	29,870,506
Accumulated deficit	(33,299,715)	(32,180,645)
Accumulated other comprehensive loss	(2,961,147)	(2,805,040)
Total stockholders’ deficiency	(6,235,030)	(5,089,518)

	$844,483	$1,452,234

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

Sales	$9,398,434	$11,373,363
Cost of services	6,918,717	8,560,580
Gross profit	2,479,717	2,812,783

Costs and expenses:
General and administrative	1,203,486	1,225,190
Defined benefit pension plan	513,859	572,034
Selling	1,608,802	1,688,503
Total costs and expenses	3,326,147	3,485,727

Operating loss	(846,430)	(672,944)

Interest expense:
Related parties	(50,556)	(51,464)
Other	(220,854)	(237,431)
Total interest expense	(271,410)	(288,895)

Loss before income tax expense	(1,117,840)	(961,839)

Income tax expense	1,230	4,000

Net loss	$(1,119,070)	$(965,839)

Net loss per share – basic and diluted	$(.04)	$(.04)

Weighted average shares outstanding – basic and diluted	25,986,267	25,465,756

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2010 and 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance - December 31, 2008	24,969,078	$24,969	29,699,795	$(31,214,806)	$(3,217,259)	$(4,707,301)
Issuance of common stock in
connection with the exercise
of stock option	25,000	25	1,725	-	-	1,750
Accrued interest - related party
converted to common stock	500,000	500	24,500	-	-	25,000
Notes payable and accrued
interest - other converted
to common stock	134,540	134	6,592	-	-	6,726
Cashless exercise of common
stock warrants	33,265	33	(33)	-	-	-
Stock based compensation	-	-	137,927	-	-	137,927
Comprehensive income (loss):
Net loss	-	-	-	(965,839)	-	(965,839)
Other comprehensive income:
Retirement benefit adjustment	-	-	-	-	412,219	412,219
Total comprehensive loss						(553,620)

Balance - December 31, 2009	25,661,883	$25,661	$29,870,506	$(32,180,645)	$(2,805,040)	$(5,089,518)

Accrued interest - related party
converted to common stock	800,000	800	39,200	-	-	40,000
Stock based compensation	-	-	89,665	-	-	89,665
Comprehensive loss:
Net loss	-	-	-	(1,119,070)	-	(1,119,070)
Other comprehensive loss:
Retirement benefit adjustment	-	-	-	-	(156,107)	(156,107)
Total comprehensive loss						(1,275,177)

Balance - December 31, 2010	26,461,883	$26,461	$29,999,371	$(33,299,715)	$(2,961,147)	$(6,235,030)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,119,070)	$(965,839)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Stock based compensation	89,665	137,927
Depreciation	34,320	31,116
(Increase) decrease in assets:
Accounts receivable	409,278	(114,466)
Prepaid expenses and other assets	44,350	(14,572)
Increase (decrease) in liabilities:
Accounts payable	(34,481)	357,803
Accrued expenses	(34,239)	128,170
Accrued pension obligations	451,223	521,049

Net cash (used) provided by operating activities	(158,954)	81,188

Cash flows from investing activities:
Purchase of property and equipment	(5,078)	(10,677)
Net cash used by investing activities	(5,078)	(10,677)

Cash flows from financing activities:
Repayments of bank notes payable	(19,524)	(158,886)
Proceeds from notes payable – related parties	90,000	126,151
Repayments of notes payable – related parties	(70,000)	(121,151)
Proceeds from note payable – other	-	125,000
Proceeds from issuances of common stock	-	1,750
Net cash provided (used) by financing activities	476	(27,136)

Net (decrease) increase in cash	(163,556)	43,375

Cash - beginning of year	196,711	153,336

Cash - end of year	$33,155	$196,711

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$196,442	$238,671

Income taxes	$1,230	$4,000

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

The Company operates in one segment, the field of IT consulting services, with all operations based in the United States.  There were no sales from customers in foreign countries during 2010 and 2009 and all assets are located in the United States.  Certain projects required employees to travel overseas during 2010 and 2009.

NOTE 2. - MANAGEMENT PLANS

The Company reported net losses in 2010 and 2009 and a stockholders’ deficit at December 31, 2010 and 2009, and a decline in the Company’s 2010 sales compared with 2009.  The Company’s business strategy is summarized as follows.

Business Strategy

The Company operates in the field of information technology (IT) consulting and integration. The Company is a provider of IT services to federal, state and local government and commercial clients.  Its expertise includes managing leading edge operations, designing and implementing complex programs in server platform management, virtualization services including server, desktop, application, and storage virtualization, cloud computing, wireless technology, human capital services, business and technology integration, and enterprise architecture design, testing, and validation.  It focuses on aligning business processes with technology for delivery of solutions meeting its clients’ specific needs and providing expert management services to lifecycle management of technology-based projects.

The Company has entered into a subcontract agreement with a large computer equipment manufacturer pursuant to which it is engaged in a server management and service delivery program with an establishment of the U.S. government. The prime contract extends through 2011 and the Company’s subcontract agreement with the prime contractor is renewable annually.

The Company has been awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA).  In 2008, the Company received a five-year extension of the GSA Contract.  Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations.  The GSA Schedule was revised in February 2011 to include new positions and a pricing schedule that that now extends through December 27, 2013.

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

State and Local Government Sector - The Company has focused its development efforts in the Gulf Coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure. The Company has established itself as a preferred vendor in the State of Mississippi in connection with certain specialized technology offerings.  Various opportunities have been identified in the State of Mississippi and the Company recorded sales from various projects in 2010 and 2009.

Virtualization Projects - The Company has hired and trained specialists that architect, design and upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as virtualization projects.  The Company’s staff has successfully completed significant virtualization projects for a major establishment of the U.S. government operating one of the largest wide area networks in the United States.  The Company is using this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations.  For instance, the Company secured a contract to design, plan and build a virtualization effort for one of the constituent agencies of the Department of Homeland Security (DHS) and has completed various shorter duration projects for various U.S. government agencies.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

Capital Resources – The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth  it expects to achieve for at least the next 12 months.  If the Company does not improve the results of its operations in future periods, it expects that additional working capital will be required to fund its business.  Although the Company has no assurances, it believes that related parties, who have previously provided working capital to the Company, are one source that will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund the on-going operations for at least the next 12 months.  If the Company experiences significant growth in its sales, it believes that this may require it to increase its financing line or obtain additional working capital from other sources to support its sales growth.  There is no assurance that in the event it needs additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

  Management determined that an allowance of approximately $70,000 for doubtful accounts was necessary at December 31, 2010 and 2009.

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

Sale of Certain Accounts Receivable - The Company has available a financing line with a financial institution (the Purchaser).  In connection with this line of credit the Company adopted FASB ASC 860 “Transfers and Servicing”.  FASB ASC 860 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The Company has a factoring line with the Purchaser which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.  These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the financial institution, (2) the Purchaser may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the Purchaser to return the invoices. Under FASB ASC 860, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.  The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. During 2009, the Company increased its accounts receivable financing line from $800,000 to $2,000,000 including a sublimit for one major client of $1,500,000.  The fee schedule was also revised.  The fee for the first 30 days is 1% (previously 1.5%) and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2010 and 2009 (previously fees were charged at one half of one percent for each ten day period or portion thereof).  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

During the year ended December 31, 2010, the Company sold approximately $6,352,000 ($7,570,000 - 2009) of its accounts receivable to the Purchaser.  As of December 31, 2010, $654,853 ($728,050 - 2009) of these receivables remained outstanding.  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $123,067 at December 31, 2010 ($135,345 - 2009), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the fees totaled approximately $145,700 for the year ended December 31, 2010 ($173,800 - 2009).  These fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement.  Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets.  This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.  The Company determined that there was no impairment of long-lived assets during 2010 and 2009.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

During 2010, sales to one client, including sales under subcontracts for services to several entities, accounted for 68.4% of total sales (69.4% - 2009) and 64.6% of accounts receivable (86.8% - 2009) at December 31, 2010.

Equity Instruments - For equity instruments issued to consultants and vendors in exchange for goods and services the Company follows the provisions of FASB ASC 718 “Compensation – Stock Compensation.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor is reached or (iii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock Options - The Company recognizes compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

Income Taxes - The Company and its wholly owned subsidiaries file consolidated federal income tax returns.  The Company accounts for income tax expense in accordance with FASB ASC 740 “Income Taxes.”  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  The Company did not have any material unrecognized tax benefit at December 31, 2010 or 2009.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states.  The tax years 2003 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

For the years ended December 31, 2010 and 2009, convertible debt, options and warrants to purchase 24,838,013 and 23,165,592 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective years.

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

Defined Benefit Pension Plan - The Company recognizes the funded status of the defined benefit postretirement plan in its balance sheet and recognizes changes in that funded status in comprehensive income according to FASB ASC 715 “Compensation – Retirement Benefits.”

Comprehensive Income - The Company accounts for comprehensive income under FASB ASC 220 “Comprehensive Income,” which establishes standards for reporting and measuring of all changes in equity that result from transactions, other events and circumstances from non-owner sources.  The Company reported the retirement benefit adjustment as a component of comprehensive loss in the statement of stockholders’ deficiency for the years ended December 31, 2010 and 2009.

Fair Value Measurements - The Company accounts for its fair value measurements in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures.” Fair value measurements apply to the Osley & Whitney, Inc. Retirement Plan (the Plan) assets and liabilities.

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

Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements  - Effective January 1, 2010, The Company partially adopted the provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements.  In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets.  The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  Accordingly, the Company will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011.  There was no impact on the Company’s financial position, results of operations or cash flows as a result of the partial adoption of ASU No. 2010-06 as of and for the year ended December 31, 2010 (see Note 10).

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:
	Depreciable			December 31,
	Lives			2010	2009

Software	3	to	5 years	$25,855	$22,605
Equipment	3	to	10 years	194,756	155,345
Furniture and fixtures	5	to	7 years	11,984	10,892
Leasehold improvements		3 years		3,286	3,286
				235,881	192,128
Accumulated depreciation				(167,671)	(133,351)
				$68,210	$58,777

NOTE 5. - NOTES PAYABLE – CURRENT

Notes payable consist of an unsecured demand note payable of $30,000 at December 31, 2010 and 2009 with interest at 10% and an unsecured term note payable of $265,000 at December 31, 2009 (see Note 6).

Notes payable - related parties consist of:
	December 31,
	2010	2009

Convertible note payable, stockholder, 11% (A)	$59,000	$59,000
Demand note payable to director, 18%, unsecured	40,000	40,000
Convertible demand note payable to director, 12%, unsecured (B)	40,000	-
Demand note payable to director, 10%, unsecured	30,000	30,000
Demand note payable to officer and director, 12%, unsecured	5,000	25,000
	$174,000	$154,000

(A) Convertible note payable, stockholder, 11% - During 2005, the Company issued various notes to a stockholder, who is currently an employee.  Subsequently, the notes were consolidated into one note for $185,000 with interest payable monthly at 12%.  The consolidated note was further modified during 2008 such that the note bears interest at 11% and principal matured on July 1, 2010.  The note is secured by all of the assets of the Company.  During 2009, the note balance was repaid from $109,000 to $59,000 and the note was further modified such that principal and interest are convertible to common stock at $.16 per share, which was the closing price of the Company’s common stock on the date of the modification.  At December 31, 2010, the note had a balance of $59,000 ($59,000 – 2009).

(B) Convertible demand note payable to director, 12%, - At December 31, 2010, the Company was obligated to a director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible into shares of common stock at $.11 per share.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS

Term notes payable - banks and other consist of:
	December 31,
	2010	2009
Note payable, 12%, secured, due January 1, 2013	$265,000	$-
Convertible term note payable,12%, secured, due January 1, 2013	175,000	175,000
Convertible notes payable, 6%, due January 1, 2016	150,000	150,000
Term notes payable – banks, secured	60,423	41,272
	650,423	366,272
Less current maturities	25,954	32,243
	$624,469	$334,029

Note payable, 12%, secured, due January 1, 2013 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000.  All of these borrowings bear interest at 12% and are due, as modified during 2010, on January 1, 2013.  The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable.  Amounts outstanding at December 31, 2009 amounted to $265,000, which are included with notes payable-current.

Convertible term note payable,12%, secured, due January 1, 2013 - The Company entered into a secured loan agreement during 2008 for working capital.   The loan bears interest at 12%, which is payable monthly and is due, as modified during 2010, on January 1, 2013.  During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification.  The note is secured by a subordinate lien on all assets of the Company.

Convertible notes payable, 6%, due January 1, 2016 -  At December 31, 2010, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2009).  The principal is convertible at the option of the holder into shares of common stock at $.05 per share.  The notes bear interest at 6.0% at December 31, 2010 (6.0% - 2009).  The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however, if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse.  Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Term notes payable – banks, secured - The Company renewed a loan agreement during 2010 for the secured financing of a vehicle.   The loan had a balance of $22,123 at December 31, 2010, ($25,295 – 2009), bears interest at 5.5% and is due in aggregate monthly installments of approximately $515 through December 2014.  The Company entered into capital lease agreements during 2010, 2009 and 2008 for the secured financing of office and technology equipment.  The loans have a balance of $38,300 at December 31, 2010, ($15,977 – 2009) bear interest at rates ranging from 12.6% to 18.5% and are due in monthly installments of approximately $1,739 through December 2011, $1,249 through December 2012 and $203 through February 2013.

Related parties - convertible notes payable, 6%, due January 1, 2016 - The Company has various notes payable to related parties totaling $501,324 at December 31, 2010 and 2009, which mature on January 1, 2016 with principal and accrued interest convertible, except for interest on one note for $25,000 which is not convertible, at the option of the holder into shares of common stock at $.05 per share.  The notes bear interest at 6.0% at December 31, 2010 (6.0% - 2009).  The interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum, except that one note for $25,000 has a fixed interest rate of 6%.

During 2010, one holder converted $40,000 of accrued interest payable into 800,000 shares of common stock and during 2009 such holder converted $25,000 of principal into 500,000 shares of common stock.  During 2009, the holder of one note sold $150,000 of the note to unrelated parties, which are included above in Term Notes Payable - Banks and Other.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Minimum future annual payments of long-term obligations as of December 31, 2010 are as follows:

2011	$25,954
2012	20,359
2013	448,116
2014	5,994
2015	-
2016	651,324
Total long-term obligations	$1,151,747

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2010 and 2009 there were no preferred shares issued or outstanding.

Common Stock – During the year ended December 31, 2010, the Company issued 800,000 shares of common stock upon conversion of $40,000 of accrued interest payable to a related party.

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

Warrants - During 2006, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services.  The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share, which vested on January 1, 2006, and expired on December 31, 2010.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 500,000 shares of the Company’s common stock, exercisable at $.30 per share.  The warrant vests in increments of 100,000 common shares as the Company realizes aggregate sales of $200,000, $1,200,000, $2,200,000, $3,200,000, and $4,200,000 from the consultant’s efforts on the Company’s behalf.   During the year ended December 31, 2007, the consultant vested in 100,000 shares as a result of achieving the first performance measure and the Company valued the warrant using the Black-Scholes option pricing model and recognized $37,799 of consulting expense.  On August 1, 2008, the terms the warrant were modified such that the second performance criterion of sales of $1,200,000 was eliminated and 100,000 shares vest on a periodic schedule through July 1, 2009.  During the years ended December 31, 2010 and 2009, no shares and 60,000 shares vested, respectively, and the Company recorded net expense of $0 and income of $2,169, respectively, associated with such modification.  During 2009, the Company issued 33,265 shares of common stock upon the consultant’s exercise of warrants for 80,000 common shares on a cashless basis.  The warrant expired on March 2, 2011 without the consultant meeting the remaining performance criteria related to the remaining 300,000 shares under the warrant.

On May 1, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock, exercisable at $.35 per share which expires on April 30, 2011.  The warrant is only exercisable if the Company realizes sales of $500,000 or more as a result of the consultant’s efforts on the Company’s behalf.  As of December 31, 2010, the consultant had not generated any sales for the Company and as a result the Company has not recorded any compensation expense. The Company anticipates that the likelihood of the consultant meeting the performance criterion is remote.

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

The total compensation cost that has been (credited) charged against income for the above warrants was $0 and $(2,169) for the years ended December 31, 2010 and 2009, respectively.

The following is a summary of warrant activity for the years ended December 31, 2010 and 2009:
	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	627,500	$.36
Exercised during 2009	(80,000)	$.30
Outstanding at December 31, 2009	547,500	$.37

Expired during 2010	(77,500)	$.50
Outstanding at December 31, 2010	470,000	$.35	.4 years	$-

Exercisable at December 31, 2010	120,000	$.47	1.1 years	$-

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 5,118,833 common shares at December 31, 2010 (5,188,833 - 2009).  No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans.  As of December 31, 2010, 562,833 options to purchase shares remain unissued under the 2005 plan.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares.  As of December 31, 2010, 2,686,833 options to purchase shares remain unissued under the 2009 plan.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.

Volatility is based on data used by other companies in the IT services industry and a more recent increase in overall market volatility of companies in the IT services industry.  The expected life of the options was assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The following assumptions were used for the years ended December 31, 2010 and 2009.

	2010	2009
Risk-free interest rate	1.73% - 2.90%	2.09% - 2.80%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate.  Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2010 and 2009:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,851,500	$.28
Granted	902,500	$.19
Exercised	(25,000)	$.07
Expired	(237,500)	$.51
Outstanding at December 31, 2009	5,491,500	$.26
Granted	1,766,000	$.14
Expired	(843,000)	$.34
Outstanding at December 31, 2010	6,414,500	$.22	6.0 years	$772

Exercisable at December 31, 2010	4,663,833	$.24	4.7 years	$772

At December 31, 2010, there was approximately $120,000 of total unrecognized compensation cost related to outstanding non-vested options.  This cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares vested during the year ended December 31, 2010 was approximately $152,000.

The weighted average fair value of options granted was $.14 and $.12 per share for each of the years ended December 31, 2010 and 2009, respectively.  The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

            Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock.  No options were issued during 2010 and 2009 and no new options are issuable under the terms of this plan.  During 2010 and 2009, 5,000 and 10,000 options expired, respectively.  At December 31, 2010, there were 17,500 (22,500 - 2009) options outstanding to directors under this plan, all of which are exercisable.  These options are exercisable at prices ranging from $.10 to $2.53 per share with a weighted average exercise price of $.81 per share.  The options expire at various dates from 2011 to 2013.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2010	2009

Current - State	$1,230	$4,000
Deferred:
Federal	2,136,000	(281,000)
State	335,000	(82,000)
	2,471,000	(363,000)
Change in valuation allowance	(2,471,000)	363,000
	$1,230	$4,000

At December 31, 2010 the Company had federal net operating loss carryforwards of approximately $16,000,000 and various state net operating loss carryforwards of approximately $16,200,000 which expire from 2014 through 2030.  The Company has reduced its federal net operating loss carryforward by approximately $7 million as it may not be able to utilize losses from its inactive subsidiaries. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.  The Company may be unable to use approximately $13.6 million of its state tax net operating loss carryforwards since it presently does not operate in certain states in which it has state net operating loss carryforwards.

At December 31, 2010, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined pension plan expenses, in the amount of approximately $7,961,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses, its position regarding sponsorship of the defined benefit retirement plan and concerns over achieving profitable operations diminish the Company's ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.
	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$6,137,000	$8,541,000
Defined benefit pension liability	1,606,000	1,477,000
Property and equipment	14,000	24,000
Reserves and accrued expenses payable	204,000	390,000
Gross deferred tax asset	7,961,000	10,432,000
Deferred tax asset valuation allowance	(7,961,000)	(10,432,000)
Net deferred tax asset	$-	$-

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES – CONTINUED

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2010		2009
Statutory U.S. federal tax rate	34.0%		34.0%
State income taxes, net of federal	(45.3)		5.3
Other permanent non-deductible items	(1.7)		(4.0)
Change in valuation allowance	221.1		(37.7)
Net operating loss carryforward adjustment	(208.2)		2.0
Effective income tax rate	(.1	) %	(.4	) %

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees.  Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year.  Eligible employees may contribute a percentage of their compensation up to a maximum of $11,500 for 2010 and 2009.  The Company can elect to make a discretionary contribution to the Plan.  For the years ended December 31, 2010 and 2009 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 1% and 3%, respectively, of the employee’s compensation for the year.  The Company match for the year ended December 31, 2010 was $20,588 ($70,943 – 2009).

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

The Company recognizes interest, penalties, and professional fees related to the defined benefit pension plan in defined benefit plan expense if they are associated with the Plan.  As of December 31, 2010, the Company has accrued approximately $470,000 ($445,000 – 2009) of excise taxes and interest associated with the unfunded contributions to the Plan through the Plan year ended December 31, 2005.

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

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the Plan.  The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to their findings.  The Company plans to diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of December 31, 2010 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the years ended December 31, 2009 and 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $470,000 as of December 31, 2010 ($445,000 at December 31, 2009).  No excise taxes, late fees or interest for 2006, 2007, 2008, 2009 and 2010 has been accrued at December 31, 2010 and 2009.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2011.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  Recently, the Company discussed terminating the Plan with the PBGC, which included a cap on the Company’s potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing the Company’s potential Treasury obligations as summarized above.  However, there are no assurances that an agreement satisfactory to the PBGC and the Company will be concluded.

At December 31, 2010, the O&W Plan had an accrued pension obligation liability of $4,314,883 ($3,696,640 - 2009), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $470,000 as discussed above.  Accumulated other comprehensive loss of $2,961,147 ($2,805,040 - 2009) has been recorded as a reduction of stockholders’ equity.

The measurement date used to determine the pension measurements for the pension plan is December 31, 2010.  Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the years ended December 31, 2010 and 2009:

	2010	2009
Interest cost	$290,125	$316,485
Expected return on plan assets	(156,590)	(168,461)
Service cost	50,000	71,000
Actuarial loss	127,526	149,373
Net periodic pension cost	$311,061	$368,397

The following sets forth the funded status of the Plan and the amounts shown in the accompanying balance sheets:

	2010	2009
Projected benefit obligation:
Benefit obligation at beginning of year	$5,095,732	$5,285,531
Interest cost	290,125	316,485
Change in discount rate assumption	182,616	121,716
Change in mortality assumption	11,678	10,518
Actuarial loss (gain)	28,518	(190,966)
Benefits paid	(448,610)	(447,552)
Projected benefit obligation at end of year	$5,160,059	$5,095,732

	2010	2009
Plan assets at fair value:
Fair value of plan assets at beginning of year	$2,004,117	$2,150,094
Actual return of plan assets	88,240	306,398
Benefits paid	(448,610)	(447,552)
Expenses paid	(42,471)	(4,823)
Fair value of plan assets at end of year	$1,601,276	$2,004,117

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

	2010	2009
Funded status (deficit)	$(3,558,783)	$(3,091,615)
Unrecognized actuarial loss	(2,961,147)	(2,805,040)
	(6,519,930)	(5,896,655)
Amounts recognized in accumulated other
comprehensive loss	2,961,147	2,805,040
Accrued pension cost	$(3,558,783)	$(3,091,615)

Amounts recognized in the consolidated balance sheet consist of:

	2010	2009
Current liabilities	$(3,023,764)	$(2,356,603)
Noncurrent liabilities	(1,291,119)	(735,012)
	$(4,314,883)	$(3,091,615)

The Plan actuary has estimated net periodic pension cost for the year ending December 31, 2011 of $328,592, which includes amounts to be recognized in accumulated other comprehensive loss of $135,841.

The benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are as follows:

2011	$446,586
2012	$441,100
2013	$434,800
2014	$434,000
2015	$424,300
2016 – 2020	$1,970,600

The major actuarial assumptions used in the calculation of the pension obligation follow:

	2010	2009
Discount rate	5.50%	5.95%
Expected return on plan assets	8.90%	8.90%
Rate of increase in compensation	N/A	N/A

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

The Company's weighted-average asset allocations for its defined benefit pension plan at December 31, 2010 and 2009, by asset category, are as follows:

Asset Category	Target %	2010	2009

Domestic equity securities		49%	45%
International equity securities		3%	12%
Equity securities	60%	52%	57%
Interest bearing debt securities	40%	48%	43%
Total	100%	100%	100%

Assets in the trust fund are held for the sole benefit of participating former employees and retirees.  They are comprised of the following securities as of December 31, 2010, which are level 1 and level 2 investments.  Small cap equities consist of 500,000 common shares of the Company at December 31, 2010.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The fair values of the pension plan assets at December 31, 2010, by asset category are as follows:

	Total	Level 1	Level 2

Cash and cash equivalents	$52,371	$52,371	$-

U.S. equity securities:
U.S. large cap	611,505	611,505	-
Small cap	17,450	17,450	-
U.S. equity mutual funds:
Financial services	24,985	24,985	-
Life sciences	39,251	39,251	-
Opportunity series	30,801	30,801	-
Real estate	16,058	16,058	-
Small cap	26,767	26,767	-
Technology	23,776	23,776	-
	790,593	790,593	-

International equity mutual funds	42,217	42,217	-

Fixed income securities:
U.S. Government agency	30,682	-	30,682
U.S. Treasury notes	217,947	-	217,947
Fixed income mutual funds	467,466	467,466	-
	716,095	467,466	248,629

Total investment securities	$1,601,276	$1,352,647	$248,629

The fair values of the pension plan assets at December 31, 2009, by asset category are as follows:

	Total	Level 1	Level 2
U.S. equity securities:
U.S. large cap	$571,890	$571,890	$-
Small cap	124,950	124,950	-
U.S. equity mutual funds:
Financial services	28,025	28,025	-
Life sciences	91,952	91,952	-
Real estate	18,965	18,965
Small cap	38,571	38,571	-
Technology	32,648	32,648	-
	907,001	907,001	-

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

	Total	Level 1	Level 2
International equity securities:
International large cap	128,851	128,851	-
International equity mutual funds	117,340	117,340	-
	246,191	246,191	-

Fixed income securities:
U.S. Government money market funds	89,808	89,808	-
U.S. Treasury bonds and notes	182,119	-	182,119
Corporate bonds of U.S. financial services corporations guaranteed by the FDIC	114,253	-	114,253
Fixed income mutual funds	464,745	464,745	-
	850,925	554,553	296,372

Total investment securities	$2,004,117	$1,707,745	$296,372

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  Valuation methodologies used for assets and liabilities measured at fair value are as follows:

Cash and Short Term Securities - Cash and cash equivalents are valued at the closing price on the active market based on exchange rate to United States dollar.

Equity Securities - Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Common/collective trusts are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available. Private equity funds are priced based on valuations using the partnership’s available audited financial statements coinciding with the Company’s year end.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters and branch office facilities under operating lease agreements that expire at various dates through 2011 and 2012.  Rent expense under operating leases for the year ended December 31, 2010 was approximately $149,000 ($126,000 - 2009).  Future minimum payments required under these leases are $113,500 in 2011 and $9,600 in 2012.

NOTE 12. - RELATED PARTY CONTRACTS AND ACCRUED INTEREST PAYABLE

Consulting Contracts - The Company contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to business development services for the Company and other general corporate matters through February 25, 2010.  The Company paid ICC $30,000 during the year ended December 31, 2010 ($175,700 - 2009).  On February 25, 2010, the principal of ICC became an employee of the Company with the position of President.

On October 2, 2009, the Board of Directors of the Company appointed Donald Upson to the board, filling an existing vacancy. Subsequently, Mr. Upson became Chairman of the Board.  From June 2009 through August 2010, Mr. Upson, through his consulting firm, provided consulting services on a month-to-month basis and the Company accrued expense of $86,470 for 2010 ($67,200 - 2009).  On September 1, 2010, Mr. Upson became an employee of the Company with the position of federal business strategist.

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $235,402 at December 31, 2010 ($231,892 - 2009).

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, consist of the following for the years ended December 31, 2010 and 2009:

	2010	2009

Purchase of equipment through long-term obligations	$38,675	$9,466

Conversion of convertible accrued interest payable due
to a related party into 800,000 and 500,000 shares of
common stock, respectively	$40,000	$25,000

Conversion of notes payable and accrued interest due
to third party into 134,540 shares of common stock	$-	$6,726

Refinance of accrued interest payable due to a related
party to a convertible note payable-related party	$-	$25,000

Transfer of related party notes payable to notes
payable other	$-	$150,000