Form 10-Q
period 2011-03-31
INFINITE GROUP INC
filed 2011-05-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 26,461,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 13, 2011.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

INFINITE GROUP, INC.

Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$16,246	$33,155
Accounts receivable, net of allowance of $70,000	511,450	709,302
Prepaid expenses and other current assets	14,108	15,392
Total current assets	541,804	757,849

Property and equipment, net	65,708	68,210

Deposits and other assets	18,424	18,424

Total assets	$625,936	$844,483

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$707,299	$651,976
Accrued payroll	197,182	283,425
Accrued interest payable	335,594	312,945
Accrued retirement and pension	3,262,505	3,129,584
Accrued expenses – other	33,762	54,717
Current maturities of long-term obligations-bank	24,796	25,954
Notes payable	30,000	30,000
Notes payable - related parties	174,000	174,000
Total current liabilities	4,765,138	4,662,601

Long-term obligations:
Notes payable:
Banks and other	619,448	624,469
Related parties	501,324	501,324
Accrued pension expense	1,291,119	1,291,119
Total liabilities	7,177,029	7,079,513

Commitments and contingencies (Note 6)	-	-

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,461,883 (26,461,883 - 2010) shares issued and outstanding	26,461	26,461
Additional paid-in capital	30,015,699	29,999,371
Accumulated deficit	(33,632,106)	(33,299,715)
Accumulated other comprehensive loss	(2,961,147)	(2,961,147)
Total stockholders’ deficiency	(6,551,093)	(6,235,030)
Total liabilities and stockholders’ deficiency	$625,936	$844,483

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Sales	$2,009,482	$2,769,795
Cost of services	1,536,037	2,056,804
Gross profit	473,445	712,991

Costs and expenses:
General and administrative	247,623	308,299
Defined benefit pension plan	151,863	126,153
Selling	339,544	483,956
Total costs and expenses	739,030	918,408
Operating loss	(265,585)	(205,417)

Interest expense:
Related parties	(12,864)	(12,010)
Other	(52,762)	(54,136)
Total interest expense	(65,626)	(66,146)

Loss before income tax expense	(331,211)	(271,563)
Income tax expense	(1,180)	(1,230)
Net loss	$(332,391)	$(272,793)

Net loss per share - basic and diluted	$(.01)	$(.01)

Weighted average number of shares outstanding - basic and diluted	26,461,883	25,661,883

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net loss	$(332,391)	$(272,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	16,328	41,011
Depreciation	7,954	8,388
Decrease (increase) in assets:
Accounts receivable	197,852	12,837
Other assets	1,284	(16,544)
(Decrease) increase in liabilities:
Accounts payable	55,323	(35,346)
Accrued expenses	(84,549)	143,418
Accrued pension obligations	132,921	105,690
Net cash used by operating activities	(5,278)	(13,339)

Investing activities:
Purchase of property and equipment	(5,452)	(3,068)
Net cash used by investing activities	(5,452)	(3,068)

Financing activities:
Repayments of notes payable	(6,179)	(3,746)
Repayments of note payable-related party	-	(25,000)
Net cash used by financing activities	(6,179)	(28,746)

Net decrease in cash	(16,909)	(45,153)
Cash - beginning of period	33,155	196,711
Cash - end of period	$16,246	$151,558

Supplemental disclosure:
Cash paid for:
Interest	$41,010	$50,387
Income taxes	$1,180	$1,230

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2010 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements.  These policies require management to make complex or subjective judgments about matters that are inherently uncertain.  Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2010 presents a summary of significant accounting policies.

Note 3. Warrants

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire shares of the Company’s common stock exercisable at $.30 per share.  The balance of 320,000 shares under the terms of the warrant expired on March 2, 2011.

On May 1, 2006, the Company engaged the services of a consultant and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock exercisable at $.35 per share which warrant expired unvested on April 30, 2011.

Note 4. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 9,118,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants.  Such awards include options, warrants and stock grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the three months ended March 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.36% - 2.46%	2.74% - 2.90%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers of $16,328 and $41,011 for the three months ended March 31, 2011 and 2010, respectively.

A summary of all stock option activity for the three months ended March 31, 2011 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,414,500	$.22
Options granted	60,000	$.08
Options expired	(10,000)	$.20
Outstanding at March 31, 2011	6,464,500	$.22	5.8 years	$11,850

Exercisable at March 31, 2011	4,882,500	$.24	4.7 years	$11,550

The weighted average fair value of options granted during the three months ended March 31, 2011 was approximately $.05 ($.11 during the three months ended March 31, 2010).  No options were exercised during the three months ended March 31, 2011 and 2010.

At March 31, 2011, there was approximately $106,400 of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares that vested during the three months ended March 31, 2011 was approximately $24,200.

Note 5.  Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted net income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, stock options and stock warrants.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised.  In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three months ended March 31, 2011 and 2010, convertible debt, options and warrants to purchase 24,712,064 and 24,367,562 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective three months.

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

If the Company does not ultimately prevail, it will become obligated for Plan contributions of approximately $2.2 million as of March 31, 2011 and 10% excise taxes on accumulated unfunded Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the years ended December 31, 2009 and 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $473,000 as of March 31, 2011 ($470,000 at December 31, 2010).  No excise taxes, late fees or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at March 31, 2011 or December 31, 2010.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2011.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the Plan, the Company sent the Plan participants a notice of intent to terminate the Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the Plan.  The termination of the Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  Recently, the Company discussed terminating the Plan with the PBGC, which included a cap on the Company’s potential financial obligation with respect to the Plan and the PBGC, and which may have the effect of reducing the Company’s potential Treasury obligations as summarized above.   However, there are no assurances that an agreement satisfactory to the PBGC and the Company will be concluded.

At March 31, 2011, the O&W Plan had an accrued pension obligation liability of $4,435,382 ($4,314,883 at December 31, 2010), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $473,000 as discussed above.  Accumulated other comprehensive loss of $2,961,147 ($2,961,147 at December 31, 2010) has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,559,150 at March 31, 2011.  The decrease was comprised of investment returns of $72,365, offset by benefit payments of $113,549 and expenses of $942.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented:
	Three Months Ended March 31,
	2011	2010
Interest cost	$67,878	$72,531
Expected return on plan assets	(30,193)	(39,148)
Service cost	10,500	12,500
Actuarial loss	33,960	31,882
Net periodic pension cost	$82,145	$77,765

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the three months ended March 31, 2011 and 2010.  Additionally, there were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2011.

Note 7.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the acquisition of computer equipment of $38,675 under the terms of a capital lease during the three months ended March 31, 2010.

Note 8.  Management Plans – Capital Resources

The Company reported net losses for the three months ended March 31, 2011 and 2010, respectively, and a stockholders’ deficit at March 31, 2011 and December 31, 2010, and a decline in the Company’s 2011 and 2010 sales as compared to prior periods in 2010 and 2009, respectively.  The Company’s capital resources are summarized as follows.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth it expects to achieve for at least the next 12 months. The Company will continue to implement expense reductions if it does not realize improved sales or improved gross profit margins.  If the Company does not improve the results of its operations in future periods, it expects that additional working capital will be required to fund its business.  Although the Company has no assurances, it believes that related parties, who have previously provided working capital to the Company, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund the on-going operations for at least the next 12 months.  If the Company experiences significant growth in its sales, it believes that this may require it to increase its financing line or obtain additional working capital from other sources to support its sales growth.  There is no assurance that in the event it needs additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table compares our statements of operations data for the three months ended March 31, 2011 and 2010.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2011 vs. 2010
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$2,009,482	100.0%	$2,769,795	100.0%	$(760,313)	(27.5)%
Cost of services	1,536,037	76.4	2,056,804	74.3	(520,767)	(25.3)
Gross profit	473,445	23.6	712,991	25.7	(239,546)	(33.6)
General and administrative	247,623	12.3	308,299	11.1	(60,676)	(19.7)
Defined benefit pension plan	151,863	7.6	126,153	4.6	25,710	20.4
Selling	339,544	16.9	483,956	17.5	(144,412)	(29.8)
Total operating expenses	739,030	36.8	918,408	33.2	(179,378)	(19.5)
Operating loss	(265,585)	(13.2)	(205,417)	(7.4)	60,168	29.3
Interest expense	(65,626)	(3.3)	(66,146)	(2.4)	(520)	(0.8)
Income tax expense	(1,180)	(.1)	(1,230)	(.0)	(50)	(4.1)
Net loss	$(332,391)	(16.5)%	$(272,793)	(9.8)%	$59,598	21.8%

Net loss per share - basic and diluted	$(.01)		$(.01)

Sales

The current economic downturn has led to economic contraction in certain areas of business where we operate.  It is also impacting the needs of our clients.  These changing demand patterns have had and will likely continue to have an adverse effect on our new project bookings and sales.

Sales for the three months ended March 31, 2011 were $2,009,482 as compared to sales for the three months ended March 31, 2010 of $2,769,795, a decrease of $760,313 or 27.5%.  The sales decrease in 2011 was principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects, including a Microsoft Stimulus360 project (used to help public sector agencies track, measure, and share information about federal stimulus programs through easy-to-use graphical dashboards and maps) for a state government client, were completed in 2010 and were not replaced by the same volume of new projects.  In addition, during the second half of 2010, certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees were converted to U.S. Government employees.  In the second half of 2010, we worked more closely with certain of our partners to increase opportunities for sales to commercial clients.  We continue to pursue opportunities to develop additional sales from new and existing target markets.

We continue to use one consultant and one employee on a part time basis to focus on business development in the Gulf Coast region.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for a State Government datacenter.  During the second half of 2011, we expect to begin implementing the second phase of a virtualization project with work extending into 2012.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group.  Cost of services for the three months ended March 31, 2011 was $1,536,037 or 76.4% of sales as compared to $2,056,804 or 74.3% for the three months ended March 31, 2010.  Gross profit was $473,445 or 23.6% of sales for the three months ended March 31, 2011 compared to $712,991 or 25.7% of sales for the three months ended March 31, 2010.  The decrease in gross profit margin is due to a change in the mix of our business resulting from new projects in 2010 which carried higher profit margins than work completed in 2011.  Additionally, gross profit margins in the first quarter of 2011were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended March 31, 2011 decreased by $60,676 or 19.7% to $247,623 as compared to $308,299 for the same period in 2010. The decrease in general and administrative expenses in 2011 was a result of decreased salaries from a personnel reduction.

We anticipate that general and administrative expenses will increase as we continue to grow our business and incur travel and other expenses associated with recruiting additional personnel and managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (O&W Plan) of $151,863 for the three months ended March 31, 2011 and $126,153 for the three months ended March 31, 2010, an increase of $25,710.  During the three months ended March 31, 2011, we incurred legal and professional fees of approximately $31,000 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities as compared to approximately $13,000 for the three months ended March 31, 2010.  Net periodic pension cost decreased by $4,380 to $82,145 for the three months ended March 31, 2011.  We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $38,400 and $35,300 for the three months ended March 31, 2011 and 2010, respectively.

Selling Expenses

For the three months ended March 31, 2011 we incurred selling expenses of $339,544 associated with the development of our IT Services Group business compared to $483,956 for the three months ended March 31, 2010, a decrease of $144,412.  This decrease is primarily attributable to the reduction of our business development work force since April 2010.  We also realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions.

Operating Loss

For the three months ended March 31, 2011, we had an operating loss of $265,585 compared to an operating loss of $205,417 for the three months ended March 31, 2010.  The $60,168 increase is principally attributable to a decrease in gross profit of $239,546 offset by a decrease in total operating expenses of $179,378 for the three months ended March 31, 2011 as compared to 2010.

Included in the above results are non-cash expenses for the three months ended March 31, 2011 and 2010, consisting of:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation	$16,328	$41,011
Depreciation	7,954	8,388
Periodic pension costs, interest and fees	120,500	113,037
Total	$144,782	$162,436

Interest Expense

Total interest expense was $65,626 for the three months ended March 31, 2011 and was relatively unchanged from $66,146 for the three months ended March 31, 2010.

Income Taxes

Income tax expense was $1,180 and $1,230 for the three months ended March 31, 2011 and 2010, respectively, consisting of state taxes.

Net Loss

For the three months ended March 31, 2011, we recorded a net loss of $332,391 or $(.01) per share compared to a net loss of $272,793 or $(.01) per share for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had cash of $16,246 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At March 31, 2011, we had approximately $156,000 of availability under this line.

At March 31, 2011, we had a working capital deficit of approximately $4.2 million and a current ratio of .11.  Our objective is to improve our working capital position through profitable operations.  The O&W Plan’s current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $3.1 million, our working capital deficit would have been approximately $1.1 million at March 31, 2011.

During 2011, we financed our business activities through sales with recourse of our accounts receivable.  During 2010, we financed our business activities through the issuance of notes payable to related parties, sales with recourse of our accounts receivable and capital leases.  Also, during 2010, a related party note holder converted accrued interest payable into shares of our common stock.  In addition, during May and August 2010, we received an aggregate of $90,000 through working capital loans from our current acting chief executive officer and from one of our directors of which $70,000 was repaid to our current acting chief executive officer during 2010.

Our goal is to increase sales and generate cash flow from operations.  We implemented expense reductions during 2010 and during the first quarter of 2011.  Recently, we have discussed terminating the O&W Plan with the PBGC, which if accomplished, would provide a reduction in net periodic pension plan costs, legal fees and actuarial fees, which totaled $151,863 during the three months ended March 31, 2011. We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  If we do not improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business.  Although we have no assurances, we believe that related parties, who have previously provided working capital to us will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months.  If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support our sales growth.  There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

Recently, we discussed terminating the Plan with the PBGC, which included a cap on our potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing the Company’s potential Treasury obligations.  This result, if accomplished, would have a material effect on our balance sheet, improve our working capital, and substantially reduce our defined benefit plan expense thereby improving our results of operations.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

The following table sets forth our sources and uses of cash for the periods presented:
	Three Months Ended March 31,
	2011	2010
Net cash used by operating activities	$(5,278)	$(13,339)
Net cash used by investing activities	(5,452)	(3,068)
Net cash used by financing activities	(6,179)	(28,746)
Net decrease in cash	$(16,909)	$(45,153)

Cash Flows Used by Operating Activities

Cash used by operations during the three months ended March 31, 2011 was $5,278 compared with $13,339 for the same period in 2010.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our net loss of $332,391 for the three months ended March 31, 2011 was offset principally by a decrease in accounts receivable of $197,852 which provided cash and an increase in accrued pension obligations of $132,921, which did not use cash.

Cash Flows Used by Investing Activities

Cash used by investing activities during the three months ended March 31, 2011 was $5,452 compared with $3,068 for the same period in 2010.  Cash used by investing activities was primarily for capital expenditures for computer hardware, software and web site development.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We do not have plans for significant capital expenditures in the near future.

Cash Flows Used by Financing Activities

Cash used by financing activities was $6,179 and $28,746 for the three months ended March 31, 2011 and 2010, respectively, for principal payments on notes payable.  We anticipate that we will use approximately $25,000 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations due to banks.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At March 31, 2011, we had financing availability, based on eligible accounts receivable, of $156,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

Other Trends

As discussed above, we believe that our operations as currently structured will result in improved financial performance in future periods.  We will continue to implement expense reductions if we do not realize improved sales or improved gross profit margins.

There is no assurance, however, that our current resources will be adequate to fund the liabilities for the O&W Plan or our current operations and business expansion or that we will be successful in raising additional working capital through operations or debt financing.  Our failure to raise necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

The current recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. The sales decreases that we experienced in 2011 and 2010 were principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects were completed and were not replaced by the same volume of new projects.  In addition, during 2010 certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees were converted to U.S. Government employees.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We believe that our formal relationships with Microsoft, Hewlett Packard, VMware, Dell, and others provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.

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

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.2 million as of March 31, 2011 and 10% excise taxes on accumulated unfunded O&W Plan contributions for the Plan years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the plan years ended December 31, 2009 and 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $473,000 as of March 31, 2011 ($470,000 at December 31, 2010).  No excise taxes, penalties or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at March 31, 2011 or December 31, 2010.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  We provided information to the PBGC which management believes satisfies the requirements of the PBGC.  Recently, we discussed terminating the Plan with the PBGC, which included a cap on our potential financial obligation with respect to the Plan and the PBGC, and which may have the effect of reducing our potential Treasury obligations as summarized above.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

At March 31, 2011, we had an accrued pension obligation liability of $4,435,382 ($4,314,883 at December 31, 2010), which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $473,000.  Accumulated other comprehensive loss of $2,961,147 ($2,961,147 at December 31, 2010) has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,559,150 at March 31, 2011.  The decrease was comprised of investment returns of $72,365, offset by benefit payments of $113,549 and expenses of $942.

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

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In January and March 2011, we granted options to purchase an aggregate of 60,000 shares of our common stock at exercise prices ranging from $.03 to $.09 per share.  These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Infinite Group, Inc. (Registrant)

Date May 13, 2011	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date May 13, 2011	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)