Form 10-Q
period 2011-06-30
INFINITE GROUP INC
filed 2011-08-15
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 26,461,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2011.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2011

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets
	June 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash	$34,117	$33,155
Accounts receivable, net of allowance of $70,000	710,541	709,302
Prepaid expenses and other current assets	21,300	15,392
Total current assets	765,958	757,849

Property and equipment, net	60,161	68,210

Deposits and other assets	18,424	18,424
Total assets	$844,543	$844,483

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$709,640	$651,976
Accrued payroll	344,316	283,425
Accrued interest payable	357,851	312,945
Accrued retirement and pension	3,398,936	3,129,584
Accrued expenses - other	50,768	54,717
Current maturities of long-term obligations-bank	23,676	25,954
Notes payable	30,000	30,000
Notes payable-related parties	174,000	174,000
Total current liabilities	5,089,187	4,662,601

Long-term obligations:
Notes payable:
Banks and other	614,188	624,469
Related parties	501,324	501,324
Accrued pension expense	1,291,119	1,291,119
Total liabilities	7,495,818	7,079,513

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 26,461,883 (26,461,883 – 2010) shares issued and outstanding	26,461	26,461
Additional paid-in capital	30,037,385	29,999,371
Accumulated deficit	(33,753,974)	(33,299,715)
Accumulated other comprehensive loss	(2,961,147)	(2,961,147)
Total stockholders’ deficiency	(6,651,275)	(6,235,030)
Total liabilities and stockholders’ deficiency	$844,543	$844,483

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$2,225,237	$2,223,493	$4,234,719	$4,993,288
Cost of services	1,604,754	1,708,864	3,140,791	3,765,668
Gross profit	620,483	514,629	1,093,928	1,227,620

Costs and expenses:
General and administrative	210,761	307,833	458,384	616,130
Defined benefit pension plan	134,632	119,795	286,494	245,948
Selling	326,996	397,090	666,541	881,047
Total costs and expenses	672,389	824,718	1,411,419	1,743,125
Operating loss	(51,906)	(310,089)	(317,491)	(515,505)

Interest expense:
Related parties	(12,920)	(12,667)	(25,783)	(24,677)
Other	(56,855)	(57,145)	(109,617)	(111,281)
Total interest expense	(69,775)	(69,812)	(135,400)	(135,958)

Loss before income tax expense	(121,681)	(379,901)	(452,891)	(651,463)
Income tax expense	(188)	-	(1,368)	(1,230)
Net loss	$(121,869)	$(379,901)	$(454,259)	$(652,693)

Net loss per share – basic and diluted	$(.01)	$(.02)	$(.02)	$(.03)

Weighted average number of shares outstanding – basic and diluted	26,461,883	25,661,883	26,461,833	25,661,883

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net loss	$(454,259)	$(652,693)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	38,014	58,916
Depreciation	16,039	17,744
Decrease (increase) in assets:
Accounts receivable	(1,239)	357,544
Other assets	(5,908)	(10,357)
Increase (decrease) in liabilities:
Accounts payable	57,664	(113,941)
Accrued expenses	101,848	(74,222)
Accrued pension and retirement	269,352	235,070
Net cash provided (used) by operating activities	21,511	(181,939)

Investing activities:
Purchase of property and equipment	(7,990)	(3,070)
Net cash used by investing activities	(7,990)	(3,070)

Financing activities:
Repayments of notes payable	(12,559)	(9,348)
Repayments of note payable-related party	-	(25,000)
Proceeds from note payable-related party	-	50,000
Net cash (used) provided by financing activities	(12,559)	15,652

Net increase (decrease) in cash	962	(169,357)
Cash - beginning of period	33,155	196,711
Cash - end of period	$34,117	$27,354

Supplemental disclosure:
Cash paid for:
Interest	$86,523	$106,024
Income taxes	$1,368	$1,230

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC).  Results of consolidated operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Note 3. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

Note 4. Stock Option Plans

The Company has approved stock options plans covering up to an aggregate of 8,608,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants.  Such awards include options, warrants and stock grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2011 and 2010.

	2011	2010
Risk-free interest rate	2.13% - 2.46%	2.39% - 2.93%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $21,686 and $17,905 for the three months ended June 30, 2011 and 2010, respectively, and $38,014 and $58,916 for the six months ended June 30, 2011 and 2010, respectively.

A summary of all stock option activity for the six months ended June 30, 2011 follows:
	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,414,500	$.22
Options granted	488,500	$.09
Options expired	(1,126,500)	$.16
Options forfeited	(45,000)	$.16
Outstanding at June 30, 2011	5,731,500	$.24	6.3 years	$28,785

Exercisable at June 30, 2011	4,248,833	$.22	5.2 years	$27,718

The weighted average fair value of options granted during the six months ended June 30, 2011 was approximately $.06 ($.10 during the six months ended June 30, 2010).  No options were exercised during the six months ended June 30, 2011 and 2010.

At June 30, 2011, there was approximately $111,200 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares that vested during the six months ended June 30, 2011 was approximately $75,600.

In August 2011, we granted options to purchase an aggregate of 1,173,000 shares of our common stock at an exercise price of $.095 per share.  These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Note 5. Warrants

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire shares of the Company’s common stock exercisable at $.30 per share.  The balance of 320,000 shares under the terms of the warrant expired on March 2, 2011.

On May 1, 2006, the Company engaged the services of a consultant and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock exercisable at $.35 per share which warrant expired unexercised on April 30, 2011.

Note 6.  Earnings Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted net income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, stock options, and stock warrants.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised.  In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the three and six months ended June 30, 2011 and 2010, convertible debt, options and warrants to purchase 24,061,792 and 25,092,984 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective periods.

Note 7.  Employee Pension Plan

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W).  On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Retirement Plan (the O&W Plan).  Although the Company continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The report also stated that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to the findings.  The Company plans to diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it will become obligated for O&W Plan contributions of approximately $2.2 million as of June 30, 2011 and 10% excise taxes on accumulated unfunded contributions for the years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the years ended December 31, 2009 and 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the O&W Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $475,000 as of June 30, 2011 ($470,000 at December 31, 2010).  No excise taxes, late fees or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at June 30, 2011 or December 31, 2010.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2011.

During 2006, the Pension Benefit Guarantee Corporation (PBGC) placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, the Company sent the O&W Plan participants a notice of intent to terminate the O&W Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  The Company has provided information to the PBGC which Company management believes satisfies the requirements of the PBGC.  During the six months ended June 30, 2011, the Company discussed terminating the O&W Plan with the PBGC, which included a cap on the Company’s potential financial obligation with respect to the O&W Plan and the PBGC, which may have the effect of reducing the Company’s potential Treasury obligations as summarized above.  However, there are no assurances that an agreement satisfactory to the PBGC and the Company will be concluded.

At June 30, 2011, the O&W Plan had an accrued pension obligation liability of $4,556,883 ($4,314,883 at December 31, 2010), which included the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $475,000 as discussed above.  Accumulated other comprehensive loss of $2,961,147 at June 30, 2011 ($2,961,147 at December 31, 2010) has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,449,998 at June 30, 2011.  The decrease was comprised of investment gains of $108,285 offset by benefit payments of $225,686 and expenses of $33,877.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010

Interest cost	$67,878	$72,531	$135,756	$145,062
Expected return on plan assets	(30,193)	(39,148)	(60,386)	(78,296)
Service cost	10,500	12,500	21,000	25,000
Actuarial loss	33,960	31,882	67,921	63,764
Net periodic pension cost	$82,145	$77,765	$164,291	$155,530

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the three and six months ended June 30, 2011 and 2010.  Additionally, there were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2011.

Note 8.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the acquisition of computer and communications equipment of $38,675 under the terms of capital leases during the six months ended June 30, 2010.

Note 9.  Management Plans – Capital Resources

The Company reported net losses for the three and six months ended June 30, 2011 and 2010, a stockholders’ deficit at June 30, 2011 and December 31, 2010, and a decline in the Company’s 2011 and 2010 sales for the six months ended June 30, 2011 and 2010 as compared to prior six month periods in 2010 and 2009, respectively.  The Company’s capital resources are summarized as follows.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth it expects to achieve for at least the next 12 months. The Company will continue to implement expense reductions if it does not realize improved sales or improved gross profit margins.  The Company reduced its operating loss and net loss during the three months ended June 30, 2011.  However, if the Company does not continue to improve the results of its operations in future periods, it expects that additional working capital will be required to fund its business.  Although the Company has no assurances, it believes that related parties, who have previously provided working capital to the Company, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund the on-going operations for at least the next 12 months.  If the Company experiences significant growth in its sales, it believes that this may require it to increase its financing line or obtain additional working capital from other sources to support its sales growth.  There is no assurance that in the event it needs additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a provider of information technology (IT) services to federal, state and local governments and commercial clients.  Our expertise includes managing leading edge operations and implementing complex programs in advanced server management, virtualization (server, desktop, application, and storage), cloud computing, network services, information security, wireless technology, human capital services, enterprise architecture, and program and project management.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

We have a business development office with close proximity to the Washington, D.C. metropolitan area and operate in various locations in the United States.  We have an office in Colorado Springs, Colorado to serve as a business development and client service office for the Rocky Mountain region.  We increased our focus to include providing IT consulting services to small and medium sized businesses in Upstate New York and in 2011 began marketing through our newly formed KeyITSupport division.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2011 and 2010

The following tables compare our statements of operations data for the three and six months ended June 30, 2011 and 2010.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2011 vs. 2010
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$2,225,237	100.0%	$2,223,493	100.0%	$1,744	0.1%
Cost of services	1,604,754	72.1	1,708,864	76.9	(104,110)	(6.1)
Gross profit	620,483	27.9	514,629	23.1	105,854	20.6
General and administrative	210,761	9.5	307,833	13.8	(97,072)	(31.5)
Defined benefit pension plan	134,632	6.1	119,795	5.4	14,837	12.4
Selling	326,996	14.7	397,090	17.9	(70,094)	(17.7)
Total costs and expenses	672,389	30.2	824,718	37.1	(152,329)	(18.5)
Operating loss	(51,906)	(2.3)	(310,089)	(13.9)	(258,183)	(83.3)
Interest expense	(69,775)	(3.1)	(69,812)	(3.1)	(37)	(0.1)
Income tax expense	(188)	(0.0)	-	0.0	188
Net loss	$(121,869)	(5.5)%	$(379,901)	(17.1)%	$(258,032)	(67.9)%

Net loss per share - basic and diluted	$(.01)		$(.02)		$.01

	Six Months Ended June 30,
					2011 vs. 210
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$4,234,719	100.0%	$4,993,288	100.0%	$(758,569)	(15.2)%
Cost of services	3,140,791	74.2	3,765,668	75.4	(624,877)	(16.6)
Gross profit	1,093,928	25.8	1,227,620	24.6	(133,692)	(10.9)
General and administrative	458,384	10.8	616,130	12.3	(157,746)	(25.6)
Defined benefit pension plan	286,494	6.8	245,948	4.9	40,546	16.5
Selling	666,541	15.7	881,047	17.6	(214,506)	(24.3)
Total costs and expenses	1,411,419	33.3	1,743,125	34.9	(331,706)	(19.0)
Operating loss	(317,491)	(7.5)	(515,505)	(10.3)	(198,014)	(38.4)
Interest expense	(135,400)	(3.2)	(135,958)	(2.7)	(558)	(0.4)
Income tax expense	(1,368)	(0.0)	(1,230)	(0.0)	138	11.2
Net loss	$(454,259)	(10.7)%	$(652,693)	(13.1)%	$(198,434)	(30.4)%

Net loss per share - basic and diluted	$(.02)		$(.03)		$.01

Sales

The current economic downturn has led to contraction in certain areas of business where we operate.  It also continues to impact the needs of our clients.  These changing demand patterns have had and will likely continue to have an adverse effect on our new project bookings and sales.

Sales for the three months ended June 30, 2011 were $2,225,237, an increase of $1,744 as compared to sales for the three months ended June 30, 2010 of $2,223,493.  Sales for the six months ended June 30, 2011 were $4,234,719, a decrease of $758,569 or 15.2% as compared to sales for the six months ended June 30, 2010 of $4,993,288.

The year to date sales decrease in 2011 as compared to 2010 was principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects, including a Microsoft Stimulus360 project (used to help public sector agencies track, measure, and share information about federal stimulus programs through easy-to-use graphical dashboards and maps) for a state government client, were completed in 2010 and were not replaced by the same volume of new projects.  In addition, during the second half of 2010, certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees became U.S. Government employees.  We have worked closely with certain of our partners to increase opportunities for sales to commercial clients and realized sales during the three months ended June 30, 2011 that approximated our sales for the three months ended June 30, 2010.  We continue to pursue opportunities to develop additional sales from new and existing target markets.

We continue to use one employee on a part time basis to focus on business development in the Gulf Coast region.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for a State Government datacenter.  During the second half of 2011, we expect to begin implementing the second phase of a virtualization project with work extending into 2012.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  The acquisition of these contract vehicles allows us additional opportunities to bid on new projects.  Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in continuing operating losses until sales increase to support our infrastructure.  We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.  We increased our sales to non-U.S. Government clients during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales.  Cost of services for the three months ended June 30, 2011 was $1,604,754 or 72.1% of sales as compared to $1,708,864 or 76.9% of sales for the three months ended June 30, 2010.  Gross profit was $620,483 or 27.9% of sales for the three months ended June 30, 2011 compared to $514,629 or 23.1% of sales for the three months ended June 30, 2010.

Cost of services for the six months ended June 30, 2011 was $3,140,791 or 74.2% of sales as compared to $3,765,668 or 75.4% of sales for the six months ended June 30, 2010.  Gross profit was $1,093,928 or 25.8% of sales for the six months ended June 30, 2011 compared to $1,227,620 or 24.6% of sales for the six months ended June 30, 2010.

The increase in gross profit margin percent in 2011 is due to a change in the mix of our business resulting from new projects in 2011 which carried higher profit margins than work completed in 2010.  Gross profit margins in 2010 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.  We improved our personnel utilization rates during 2011.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended June 30, 2011 were $210,761 which was a decrease of $97,072 or 31.5% as compared to $307,833 for the three months ended June 30, 2010.   As a percentage of sales, general and administrative expense was 9.5% for the three months ended June 30, 2011 and 13.8% for the three months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2011 decreased by $157,746 or 25.6% from $616,130 for the six months ended June 30, 2010 to $458,384 for the six months ended June 30, 2011.  As a percentage of sales, general and administrative expenses were 10.8% for the six months ended June 30, 2011 and 12.3% for the six months ended June 30, 2010.

General and administrative expenses decreased in 2011 due to reductions in salaries and related employee benefits from a personnel reduction.  We anticipate that general and administrative expenses will increase as we attempt to grow our business and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (the O&W Plan) of $134,632 for the three months ended June 30, 2011 and $119,765 for the three months ended June 30, 2010, an increase of $14,837.  We incurred expenses of $286,494 and $245,948 for the six months ended June 30, 2011 and 2010, respectively, an increase of $40,546.

During the six months ended June 30, 2011, we incurred legal and professional fees of approximately $44,500 in connection with compliance requirements and advocating our legal position in response to recent communication with regulatory authorities as compared to approximately $19,000 for the six months ended June 30, 2010.  Net periodic pension cost increased by $8,761 to $164,291 for the six months ended June 30, 2011 due principally to a decrease in the expected return on plan assets, which occurs as the net asset balance declines due to retirement benefits and Plan expenses exceeding investment income.  We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $77,700 and $71,500 for the six months ended June 30, 2011 and 2010, respectively.

Selling Expenses

For the three months ended June 30, 2011, we incurred selling expenses of $326,996 as compared to $397,090 for the three months ended June 30, 2010, a decrease of $70,094 or 17.7%.  For the six months ended June 30, 2011 we incurred selling expenses of $666,541 compared to $881,047 for the six months ended June 30, 2010, a decrease of $214,506 or 24.3%.

This decrease is primarily attributable to the reduction of our business development work force since April 2010.  We also realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions.

Operating Loss

For the three months ended June 30, 2011 our operating loss was $51,906 compared to an operating loss of $310,089 for the three months ended June 30, 2010, an improvement of $258,183.  This is principally attributable to an improvement in gross profit of $105,854 and a reduction in operating expenses of $152,329.

For the six months ended June 30, 2011 our operating loss decreased to $317,491 compared to an operating loss of $515,505 for the six months ended June 30, 2010, an improvement of $198,014.  This is principally attributable to a slight increase in gross profit margin percent of 1.2% on a lower volume of sales coupled with a reduction in operating expenses of $331,706.

Included in the above results are non-cash expenses for the three and six months ended June 30, 2011 and 2010, consisting of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation	$16,328	$16,328	$38,014	$58,916
Depreciation	8,085	9,355	16,039	17,744
Periodic pension costs, interest and fees fees	121,500	113,962	242,000	227,000
Total	$145,913	$139,645	$296,053	$303,660

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $69,775 for the three months ended June 30, 2011 and was relatively unchanged from interest expense of $69,812 for the three months ended June 30, 2010.  Interest expense was $135,400 for the six months ended June 30, 2011 and was relatively unchanged from interest expense of $135,958 for the six months ended June 30, 2010.

Income Taxes

Income tax expense was $188 and zero for the three months ended June 30, 2011 and 2010, respectively, and $1,368 and $1,230 for the six months ended June 30, 2011 and 2010, respectively, consisting of state taxes.

Net Loss

For the three months ended June 30, 2011, we recorded a net loss in the amount of $121,869 or $.01 per share compared to a net loss of $379,901 or $.02 per share for the three months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded a net loss in the amount of $454,259 or $.02 per share compared to a net loss of $652,693 or $.03 per share for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $34,117 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At June 30, 2011, we had financing availability, based on eligible accounts receivable, of approximately $253,000 under this line.

At June 30, 2011, we had a working capital deficit of approximately $4.3 million and a current ratio of .15.  Our objective is to improve our working capital position through profitable operations.  The O&W Plan’s current liabilities have a significant impact on our working capital.  Without the current liabilities of the O&W Plan of approximately $3.3 million, our working capital deficit would have been approximately $1 million.

During 2011, we financed our business activities through sales with recourse of our accounts receivable.  During 2010, we financed our business activities through the issuance of notes payable to related parties, sales with recourse of our accounts receivable and capital leases.  Also, during 2010, a related party converted accrued interest payable into shares of our common stock.  In addition, during May and August 2010, we received $50,000 and $40,000, respectively, through working capital loans from our current acting chief executive officer and from one of our directors of which $70,000 was repaid to our current acting chief executive officer during 2010.

Our goal is to increase sales and generate cash flow from operations.  We implemented expense reductions during 2010 and 2011.  During the six months ended June 30, 2011, we discussed terminating the O&W Plan with the Pension Benefit Guarantee Corporation (PBGC), which if accomplished, would provide a reduction in net periodic pension plan costs, legal fees and actuarial fees, which totaled $286,494 during the six months ended June 30, 2011. We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  We reduced our operating loss and net loss during the three months ended June 30, 2011.  However, if we do not continue to improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business.  Although we have no assurances, we believe that related parties, who have previously provided working capital to us, will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months.  If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support our sales growth.  There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing growth from acquisitions of other businesses and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

We do not have the funds available to make required contributions to the Plan which approximate $2.2 million or intend to make any contributions to the Plan during 2011.

During the six months ended June 30, 2011, we discussed terminating the Plan with the PBGC, which included a cap on our potential financial obligation with respect to the Plan and the PBGC, which may have the effect of reducing our potential Treasury obligations.  This result, if accomplished, would have a material effect on our balance sheet, improve our working capital, and substantially reduce our defined benefit plan expense thereby improving our results of operations.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

The following table sets forth our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2011	2010
Net cash provided (used) by operating activities	$21,511	$(181,939)
Net cash used by investing activities	(7,990)	(3,070)
Net cash (used) provided by financing activities	(12,559)	15,652
Net increase (decrease) in cash	$962	$(169,357)

Cash Flows from Operating Activities

During the six months ended June 30, 2011, cash provided by operations was $21,511 compared with cash used in operations of $181,939 for the six months ended June 30, 2010.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our net loss of $454,259 for the six months ended June 30, 2011 was offset principally by non-cash expenses of $296,053 and increases in other current liabilities.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2011 was $7,990 compared with $3,070 for the six months ended June 30, 2010.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.  We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

For the six months ended June 30, 2011, cash used by financing activities was $12,559 for principal payments on notes payable.  During the six months ended June 30, 2010, cash provided by financing activities was $15,652 consisting of $50,000 of proceeds from related party borrowing offset by principal payments of $34,348 on notes payable.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At June 30, 2011, we had financing availability, based on eligible accounts receivable, of approximately $253,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

The current recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. The sales decreases that we experienced in 2011 and 2010 were principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects were completed and were not replaced by the same volume of new projects.  In addition, during 2010 certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees became U.S. Government employees.  However, one of our major sources of revenue is from ongoing data center support which is critical to the operation of clients and is not solely dependent upon current economic factors.  Our focus areas include virtualization and data center projects which are based on a client’s need to upgrade or centralize its data centers and such projects provide a rate of return that justifies these projects.  We believe that our formal relationships with Microsoft, Hewlett Packard, VMware, Dell, and others provide us with a competitive advantage versus those companies that do not have such qualifications and bid against us on certain projects.

Since 2009, the United States and worldwide capital and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions or expansions of our business.  These financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

During 2007, we submitted information to the Treasury advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also stated that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to the findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.2 million as of June 30, 2011 and 10% excise taxes on accumulated unfunded contributions for the years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the plan years ended December 31, 2009 and 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $475,000 as of June 30, 2011 ($470,000 at December 31, 2010).  No excise taxes, penalties or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at June 30, 2011 or December 31, 2010.

During 2006, the PBGC placed a lien on all of our assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, we sent the O&W Plan participants a notice of intent to terminate the plan in a distress termination with a proposed termination date of June 30, 2009.  We also provided additional documentation regarding our status and the status of the O&W Plan.  The termination of the O&W Plan is subject to approval by the PBGC.  We provided information to the PBGC which management believes satisfies the requirements of the PBGC.  During the six months ended June 30, 2011, we discussed terminating the O&W Plan with the PBGC, which included a cap on our potential financial obligation with respect to the O&W Plan and the PBGC, which may have the effect of reducing our potential Treasury obligations as summarized above.  However, there are no assurances that an agreement satisfactory to the PBGC and us will be concluded.

At June 30, 2011, the O&W Plan had an accrued pension obligation liability of $4,556,883, which included the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $475,000.  Accumulated other comprehensive loss of $2,961,147 at June 30, 2011 has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,449,998 at June 30, 2011.  The decrease was comprised of investment gains of $108,285 offset by benefit payments of $225,686 and expenses of $33,877.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April and June 2011, we granted options to purchase an aggregate of 428,500 shares of our common stock at exercise prices ranging from $.07 to $.095 per share.  In August 2011, we granted options to purchase an aggregate of 1,173,000 shares of our common stock at an exercise price of $.095 per share.  These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit hereto.

**
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date August 12, 2011	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date August 12, 2011	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)