Form 10-Q
period 2011-09-30
INFINITE GROUP INC
filed 2011-11-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 11, 2011.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2011

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash	$7,128	$33,155
Accounts receivable, net of allowance of $70,000	690,958	709,302
Prepaid expenses and other current assets	25,794	15,392
Total current assets	723,880	757,849

Property and equipment, net	54,279	68,210

Deposits and other assets	18,424	18,424

Total assets	$796,583	$844,483

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$633,223	$651,976
Accrued payroll	290,198	283,425
Accrued interest payable	380,404	312,945
Accrued retirement and pension	670,000	3,129,584
Accrued expenses - other	64,767	54,717
Current maturities of long-term obligations-bank	22,059	25,954
Notes payable	30,000	30,000
Notes payable-related parties	174,000	174,000
Total current liabilities	2,264,651	4,662,601

Long-term obligations:
Notes payable:
Banks and other	609,216	624,469
Related parties	501,324	501,324
Accrued pension expense	4,158,755	1,291,119
Total liabilities	7,533,946	7,079,513

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,461,883 shares issued and outstanding	26,461	26,461
Additional paid-in capital	30,080,215	29,999,371
Accumulated deficit	(33,882,892)	(33,299,715)
Accumulated other comprehensive loss	(2,961,147)	(2,961,147)
Total stockholders’ deficiency	(6,737,363)	(6,235,030)

Total liabilities and stockholders’ deficiency	$796,583	$844,483

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$2,305,024	$2,212,716	$6,539,743	$7,206,004
Cost of services	1,697,182	1,589,069	4,837,973	5,354,738
Gross profit	607,842	623,647	1,701,770	1,851,266

Costs and expenses:
General and administrative	220,985	311,997	679,369	928,125
Defined benefit pension plan	130,001	126,675	416,495	372,624
Selling	309,405	383,633	975,945	1,264,680
Total costs and expenses	660,391	822,305	2,071,809	2,565,429
Operating loss	(52,549)	(198,658)	(370,039)	(714,163)

Interest expense:
Related parties	(13,150)	(13,838)	(38,933)	(38,515)
Other	(62,982)	(58,332)	(172,599)	(169,613)
Total interest expense	(76,132)	(72,170)	(211,532)	(208,128)

Loss before income tax expense	(128,681)	(270,828)	(581,571)	(922,291)
Income tax expense	(238)	-	(1,606)	(1,230)

Net loss	$(128,919)	$(270,828)	$(583,177)	$(923,521)

Net loss per share – basic and diluted	$(.00)	$(.01)	$(.02)	$(.04)

Weighted average number of shares outstanding – basic and diluted	26,461,883	26,148,840	26,461,883	25,825,986

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities:
Net loss	$(583,177)	$(923,521)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	80,844	78,514
Depreciation	23,949	26,265
Decrease (increase) in assets:
Accounts receivable	18,344	452,800
Prepaid expenses and other current assets	(10,402)	(5,990)
Increase (decrease) in liabilities:
Accounts payable	(18,753)	(98,612)
Accrued expenses	84,282	13,423
Accrued pension and retirement	408,052	365,089
Net cash provided (used) by operating activities	3,139	(92,032)

Investing activities:
Purchase of property and equipment	(10,018)	(5,078)
Net cash used by investing activities	(10,018)	(5,078)

Financing activities:
Repayments of notes payable	(19,148)	(15,139)
Proceeds from notes payable-related parties	-	90,000
Repayments of note payable-related party	-	(70,000)
Net cash (used) provided by financing activities	(19,148)	4,861

Net decrease in cash	(26,027)	(92,249)
Cash - beginning of period	33,155	196,711
Cash - end of period	$7,128	$104,462

Supplemental disclosure:
Cash paid for:
Interest	$141,118	$154,082
Income taxes	$1,606	$1,230

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (”GAAP”) for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).  Results of consolidated operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.  The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries.  The subsidiaries are inactive.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Note 3. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with  GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently evaluating the impact of the adoption of ASU 2011-04 and does not believe that the adoption will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements.  Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative.  The statements would need to be presented with equal prominence as the other primary financial statements.  This standard does not change (i) the items that constitute net income and other comprehensive income, (ii) when an item of other comprehensive income must be reclassified to net income, or (iii) the computation for earnings per share, which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company has not yet determined which method it will elect upon adoption.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the nine months ended September 30, 2011 and 2010.

	2011	2010
Risk-free interest rate	1.26% - 2.46%	1.73% - 2.93%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $42,831 and $19,598 for the three months ended September 30, 2011 and 2010, respectively, and $80,844 and $78,514 for the nine months ended September 30, 2011 and 2010, respectively.

A summary of all stock option activity for the nine months ended September 30, 2011 follows:
	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,414,500	$.22
Options granted	1,701,500	$.09
Options expired	(1,153,167)	$.16
Options forfeited	(58,333)	$.16
Outstanding at September 30, 2011	6,904,500	$.20	6.7 years	$138,330

Exercisable at September 30, 2011	4,731,500	$.23	5.5 years	$90,248

The weighted average fair value of options granted during the nine months ended September 30, 2011 was approximately $.06 ($.09 during the nine months ended September 30, 2010).  No options were exercised during the nine months ended September 30, 2011 and 2010.

At September 30, 2011, there was approximately $135,400 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares that vested during the nine months ended September 30, 2011 was approximately $93,500.

During October and November 2011, the Company granted options to purchase an aggregate of 85,000 shares of its common stock at exercise prices of $.15 and $.16 per share.

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

For the three and nine months ended September 30, 2011 and 2010, convertible debt, options and warrants to purchase 25,378,864 and 25,061,128 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective periods.

Note 7.  Employee Pension Plan

Background

Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (“O&W”).  On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Retirement Plan (the “O&W Plan”).  Although the Company continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, the Company submitted information to the Department of Treasury (“Treasury”) advocating that it had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  The Company subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by contributing $1,836,359 to the O&W Plan.  The report also stated that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position.  The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to the findings.  The Company plans to diligently pursue all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

As of September 30, 2011, if the Company does not ultimately prevail, it will become obligated for O&W Plan contributions of approximately $2.2 million and 10% excise taxes on accumulated unfunded contributions for the years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the years ended December 31, 2009 and 2008, which have not been accrued based upon the Company’s determination that it has no legal obligation to act as the O&W Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes.  Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s funding deficiency.  The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $478,000 as of September 30, 2011 ($470,000 at December 31, 2010).  No excise taxes, late fees or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at September 30, 2011 or December 31, 2010.  The Company does not have the funds available to make required contributions which approximate $2.2 million and does not intend to make any contributions to the O&W Plan during 2011.

During 2006, the Pension Benefit Guarantee Corporation (“PBGC”) placed a lien on all of the Company’s assets to secure the contributions due to the O&W Plan.  This lien is subordinate to liens that secure accounts receivable financing and certain notes payable.

On April 29, 2009, acting for the O&W Plan, the Company sent the O&W Plan participants a notice of intent to terminate the O&W Plan in a distress termination with a proposed termination date of June 30, 2009.  The Company also provided additional documentation regarding the Company’s status and the status of the O&W Plan.

Current Status

During 2011, the Company completed discussions of settlement terms with the PBGC with the objective of terminating the O&W Plan.  On September 6, 2011, the Company received notification from the PBGC that it had executed a Settlement Agreement with the Company, effective September 1, 2011 (the “Settlement Agreement”), and  issued a Notice of Determination (the “PBGC Determination”) that the O&W Plan had not met the minimum funding standard required under section 412 of the Internal Revenue Code and would be unable to pay benefits when due, which PBGC Determination was a condition precedent to the Company’s obligations under the Settlement Agreement.

On October 17, 2011, in accordance with the Settlement Agreement, the Company: (i) purchased 500,000 shares of its common stock from the O&W Plan for $130,000; (ii) issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (the “PBGC Note”); and (iii) has agreed to make future payments through December 31, 2017 out of the Company’s “Free Cash Flow”, as defined in the Settlement Agreement, not to exceed $569,999.  The Settlement Agreement contains  specific events of default and provisions for remedies upon default.  The purchase price for the 500,000 shares was funded from the proceeds of the placement by the Company of a convertible note in the principal amount of $100,000 (the “Convertible Note”) to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company's available cash.  The Convertible Note bears interest at the rate of 7% per annum, matures on October 3, 2016 and is secured by a subordinate lien on all of the Company’s assets.  The Convertible Note’s principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share.  The shares purchased from the O&W Plan were retired and restored to the status of authorized but unissued shares.

On November 1, 2011, in accordance with the terms of the Settlement Agreement, the Company received from the PBGC the executed Agreement for Appointment of Trustee and Termination of the O&W Plan (the “Trusteeship Agreement”).  The Trusteeship Agreement: (i) terminated the O&W Plan; (ii) appointed the PBGC as the statutory trustee of the O&W Plan; and (iii) established November 30, 2001 as the termination date for the O&W Plan.

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, the Company has no further obligations to the O&W Plan or the PBGC other than those stated in the Settlement Agreement.  Further, the Company believes that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases the likelihood of the Company prevailing with the Treasury in its position that it had no legal obligation to act as the sponsor of the O&W Plan.   However, there is no assurance that the Company will prevail in its position with Treasury. The Company's balance sheet at September 30, 2011 includes reclassifications to the current and long-term portions of accrued pension expense to reflect the current maturities of long-term obligations according to the terms of the Settlement Agreement.  The  Company will record the effects of the termination of the O&W Plan in its financial statements during the fourth quarter of 2011.

At September 30, 2011, the O&W Plan had an accrued pension obligation liability of $4,680,584 ($4,314,883 at December 31, 2010), which included the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $478,000 as discussed above.  Accumulated other comprehensive loss of $2,961,147 at September 30, 2011 ($2,961,147 at December 31, 2010) has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,215,557 at September 30, 2011.  The decrease was comprised of net investment losses of $13,539, benefit payments of $337,455 and expenses of $34,725.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010

Interest cost	$67,878	$72,531	$203,634	$217,594
Expected return on plan assets	(30,193)	(39,148)	(90,579)	(117,443)
Service cost	10,500	12,500	31,500	37,500
Actuarial loss	33,960	31,882	101,881	95,645
Net periodic pension cost	$82,145	$77,765	$246,436	$233,296

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the three and nine months ended September 30, 2011 and 2010.  Additionally, there were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2011.

Note 8.  Long-Term Obligations

On October 4, 2011, the Company issued a $100,000 convertible promissory note to an accredited investor.  The note is secured by a subordinate lien on all assets of the Company, bears interest at the rate of 7% per annum, which is payable monthly, and is due on October 3, 2016.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.  The proceeds of the note along with $30,000 of the Company's available cash were used to purchase 500,000 shares of the Company’s common stock from the O&W Plan for $130,000.

On October 17, 2011, in accordance with the Settlement Agreement, the Company issued the PBGC Note.  All obligations of the Company under the PBGC Note are secured by a security interest in all assets of the Company, subordinate to certain pre-existing obligations, including the security interest of the lender under the Company’s credit facility.  Minimum future annual payments of principal are as follows: 2011 - $3,000; 2012 - $12,000; 2013 - $12,000; 2014 - $12,000; 2015 and thereafter - $261,000.  The Company has also agreed to make future payments through December 31, 2017 out of the Company’s “Free Cash Flow”, as defined in the Settlement Agreement, not to exceed $569,999.  The Settlement Agreement contains  specific events of default and provisions for remedies upon default.

On October 28, 2011, the Company issued a $23,000 promissory note to an officer of the Company. The note is secured by a subordinate lien on all assets of the Company, bears interest at the rate of 18% per annum, which is payable monthly, and is due on demand.

Note 9.  Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the conversion of $40,000 of accrued interest payable under note payable-related party into 800,000 shares of the Company’s common stock and the acquisition of computer and communications equipment of $38,675 under the terms of capital leases during the nine months ended September 30, 2010.

Note 10.  Management Plans – Capital Resources

The Company reported net losses for the three and nine months ended September 30, 2011 and 2010, a stockholders’ deficit at September 30, 2011 and December 31, 2010, and a decline in the Company’s 2011 and 2010 sales for the nine months ended September 30, 2011 and 2010 as compared to prior nine month periods in 2010 and 2009, respectively.  The Company’s capital resources are summarized as follows.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improved results of its operations will provide sources to fund its ongoing operations and to support the internal growth it expects to achieve for at least the next 12 months.  On November 1, 2011, the PBGC terminated the O&W Plan and as a result, the Company will no longer record O&W Plan pension expenses in its financial statements.  The Company reduced its operating loss and net loss during the three and nine months ended September 30, 2011 as compared to corresponding periods in 2010.  The Company used ISO 9001-2008 as an improvement mechanism that has aided its expense reduction and internal performance.  Two leases for office space expired at August 31, 2011 and were not renewed.  The Company realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls.  The Company will continue to implement expense reductions if it does not realize improved sales or improved gross profit margins.

If the Company does not continue to improve the results of its operations in future periods, it expects that additional working capital will be required to fund its business.  Although the Company has no assurances, it believes that related parties, who have previously provided working capital to the Company, will continue to provide working capital loans on similar terms as in the past, as may be necessary to fund the on-going operations for at least the next 12 months.  If the Company experiences significant growth in its sales, it believes that this may require it to increase its financing line or obtain additional working capital from other sources to support its sales growth.  There is no assurance that in the event it needs additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

We have business development employees with close proximity to the Washington, D.C. metropolitan area and operate in various locations in the United States.

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

In 2011, our newly formed division, KeyITSupport, began to market affordable outsourcing solutions to small and medium sized businesses.  As a single point of contact service provider, KeyITSupport focuses on offsite data storage, cloud computing, disaster recovery, mobile solutions, and IT security.

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2011 and 2010

The following tables compare our statements of operations data for the three and nine months ended September 30, 2011 and 2010.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2011 vs. 2010
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$2,305,024	100.0%	$2,212,716	100.0%	$92,308	4.2%
Cost of services	1,697,182	73.6	1,589,069	71.8	108,113	6.8
Gross profit	607,842	26.4	623,647	28.2	(15,805)	(2.5)
General and administrative	220,985	9.6	311,997	14.1	(91,012)	(29.2)
Defined benefit pension plan	130,001	5.6	126,675	5.7	3,326	2.6
Selling	309,405	13.4	383,633	17.3	(74,228)	(19.3)
Total costs and expenses	660,391	28.7	822,305	37.2	(161,914)	(19.7)
Operating loss	(52,549)	(2.3)	(198,658)	(9.0)	(146,109)	(73.5)
Interest expense	(76,132)	(3.3)	(72,170)	(3.3)	3,962	5.5
Income tax expense	(238)	(0.0)	-	-	238
Net loss	$(128,919)	(5.6)%	$(270,828)	(12.2)%	$(141,909)	(52.4)%

Net loss per share - basic and diluted	$(.00)		$(.01)		$.01

	Nine Months Ended September 30,
					2011 vs. 2010
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$6,539,743	100.0%	$7,206,004	100.0%	$(666,261)	(9.2	) %
Cost of services	4,837,973	74.0	5,354,738	74.3	(516,765)	(9.7)
Gross profit	1,701,770	26.0	1,851,266	25.7	(149,496)	(8.1)
General and administrative	679,369	10.4	928,125	12.9	(248,756)	(26.8)
Defined benefit pension plan	416,495	6.4	372,624	5.2	43,871	11.8
Selling	975,945	14.9	1,264,680	17.6	(288,735)	(22.8)
Total costs and expenses	2,071,809	31.7	2,565,429	35.6	(493,620)	(19.2)
Operating loss	(370,039)	(5.7)	(714,163)	(9.9)	(344,124)	(48.2)
Interest expense	(211,532)	(3.2)	(208,128)	(2.9)	3,404	1.6
Income tax expense	(1,606)	(0.0)	(1,230)	(0.0)	376	30.6
Net loss	$(583,177)	(8.9)%	$(923,521)	(12.8)%	$(340,344)	(36.9)%

Net loss per share - basic and diluted	$(.02)		$(.04)		$.02

Sales

The current economic downturn has led to contraction in certain areas of business where we operate.  It also continues to impact the needs of our clients.  These changing demand patterns have had and will likely continue to have an adverse effect on our new project bookings and sales.

Sales for the three months ended September 30, 2011 were $2,305,024, an increase of $92,308 as compared to sales for the three months ended September 30, 2010 of $2,212,716.  Sales for the nine months ended September 30, 2011 were $6,539,743, a decrease of $666,261 or 9.2% as compared to sales for the nine months ended September 30, 2010 of $7,206,004.

The year to date sales decrease in 2011, as compared to 2010, was principally a result of reduced sales to U.S. Government agencies and an establishment of the U.S. Government.  Certain projects, including a Microsoft Stimulus360 project (used to help public sector agencies track, measure, and share information about federal stimulus programs through easy-to-use graphical dashboards and maps) for a state government client, were completed in 2010 and were not replaced by the same volume of new projects.  In addition, during the second half of 2010, certain consulting services performed by our employees were in-sourced by the U.S. Government and certain employees became U.S. Government employees.  We have worked closely with certain of our partners to increase opportunities for sales to commercial clients and realized sales during the three months ended September 30, 2011 that exceeded our sales for the three months ended September 30, 2010.  We continue to pursue opportunities to develop additional sales from new and existing target markets.

We continue to use one employee on a part time basis to focus on business development in the Gulf Coast region.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for a State Government datacenter.  During the second half of 2011, we began implementing the second phase of a virtualization project with work scheduled to extend into 2012.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  The acquisition of these contract vehicles allows us additional opportunities to bid on new projects.  Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in continuing operating losses until sales increase to support our infrastructure.  We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.  We increased our sales to non-U.S. Government clients during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales.  Cost of services for the three months ended September 30, 2011 was $1,697,182 or 73.6% of sales as compared to $1,589,069 or 71.8% of sales for the three months ended September 30, 2010.  Gross profit was $607,842 or 26.4% of sales for the three months ended September 30, 2011 compared to $623,647 or 28.2% of sales for the three months ended September 30, 2010.

Cost of services for the nine months ended September 30, 2011 was $4,837,973 or 74.0% of sales as compared to $5,354,738 or 74.3% of sales for the nine months ended September 30, 2010.  Gross profit was $1,701,770 or 26.0% of sales for the nine months ended September 30, 2011 compared to $1,851,266 or 25.7% of sales for the nine months ended September 30, 2010.

The change in gross profit margin percent in 2011 is due to a change in the mix of our business resulting from new projects in 2011 which carried different profit margins than work completed in 2010.  Travel expenses increased in 2011 over 2010 as our projects in 2011 were spread over a larger geographical area. Gross profit margins in 2010 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.  We improved our personnel utilization rates during 2011.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended September 30, 2011 were $220,985 which was a decrease of $91,012 or 29.2% as compared to $311,997 for the three months ended September 30, 2010.   As a percentage of sales, general and administrative expense was 9.6% for the three months ended September 30, 2011 and 14.1% for the three months ended September 30, 2010.

General and administrative expenses for the nine months ended September 30, 2011 decreased by $248,756 or 26.8% from $928,125 for the nine months ended September 30, 2010 to $679,369 for the nine months ended September 30, 2011.  As a percentage of sales, general and administrative expenses were 10.4% for the nine months ended September 30, 2011 and 12.9% for the nine months ended September 30, 2010.

General and administrative expenses decreased in 2011 due to reductions in salaries and related employee benefits from a personnel reduction and decreased use of a consultant.  We anticipate that general and administrative expenses will increase as we attempt to grow our business and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the Osley & Whitney, Inc. Retirement Plan (the “O&W Plan”) of $130,001 for the three months ended September 30, 2011 and $126,675 for the three months ended September 30, 2010, an increase of $3,326.  We incurred expenses of $416,495 and $372,624 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $43,871.

During the nine months ended September 30, 2011, we incurred legal and professional fees of approximately $50,800 in connection with compliance requirements and advocating our legal position in response to recent communication with regulatory authorities as compared to approximately $29,600 for the nine months ended September 30, 2010.  Net periodic pension cost increased by $13,140 to $246,436 for the nine months ended September 30, 2011 due principally to a decrease in the expected return on plan assets, which occurs as the net asset balance declines due to retirement benefits and Plan expenses exceeding investment income.  We continue to accrue interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $119,300 and $109,700 for the nine months ended September 30, 2011 and 2010, respectively.

On November 1, 2011, we completed an agreement with the PBGC pursuant to which the O&W Plan was terminated effective as of November 30, 2001 and the PBGC was appointed the statutory trustee of the O&W Plan.

        Selling Expenses

For the three months ended September 30, 2011, we incurred selling expenses of $309,405 as compared to $383,633 for the three months ended September 30, 2010, a decrease of $74,228 or 19.3%.  For the nine months ended September 30, 2011 we incurred selling expenses of $975,945 compared to $1,264,680 for the nine months ended September 30, 2010, a decrease of $288,735 or 22.8%.

This decrease is primarily attributable to the reduction of our business development work force since April 2010.  We also realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls.

Operating Loss

For the three months ended September 30, 2011, our operating loss was $52,549 compared to an operating loss of $198,658 for the three months ended September 30, 2010, an improvement of $146,109.  This is principally attributable to a reduction in operating expenses.

For the nine months ended September 30, 2011, our operating loss decreased to $370,039 compared to an operating loss of $714,163 for the nine months ended September 30, 2010, an improvement of $344,124.  This is principally attributable to a slight increase in gross profit margin percent on a lower volume of sales coupled with a reduction in operating expenses of $493,620.

Included in the above results are non-cash expenses for the three and nine months ended September 30, 2011 and 2010, consisting of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation	$42,831	$19,598	$80,844	$78,514
Depreciation	7,910	8,521	23,949	26,265
Periodic pension costs, interest and fees	123,701	115,996	365,701	342,996
Total	$174,442	$144,115	$470,494	$447,775

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $76,132 for the three months ended September 30, 2011 and was relatively unchanged from interest expense of $72,170 for the three months ended September 30, 2010.  Interest expense was $211,532 for the nine months ended September 30, 2011 and was relatively unchanged from interest expense of $208,128 for the nine months ended September 30, 2010.

Income Taxes

Income tax expense was $238 and zero for the three months ended September 30, 2011 and 2010, respectively, and $1,606 and $1,230 for the nine months ended September 30, 2011 and 2010, respectively, consisting of state taxes.

Net Loss

For the three months ended September 30, 2011, we recorded a net loss in the amount of $128,919 or $.00 per share compared to a net loss of $270,828 or $.01 per share for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded a net loss in the amount of $583,177 or $.02 per share compared to a net loss of $923,521 or $.04 per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $7,128 available for our working capital needs and planned capital asset expenditures.  Our primary liquidity needs are the financing of working capital and capital expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At September 30, 2011, we had financing availability, based on eligible accounts receivable, of approximately $143,000 under this line.

At September 30, 2011, we had a working capital deficit of approximately $1.5 million and a current ratio of .32.  Our objective is to improve our working capital position through profitable operations.  The O&W Plan related current liabilities have a significant impact on our working capital.  Without the current liabilities related to the O&W Plan of approximately $520,000, our working capital deficit would have been approximately $1 million.

During 2011, we financed our business activities through sales with recourse of our accounts receivable.  In addition, on October 4, 2011, we issued a $100,000 secured convertible promissory note to an accredited investor.  The note is secured by a subordinate lien on all of our assets, bears interest at the rate of 7% per annum, which is payable monthly, and is due on October 3, 2016.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.  The proceeds of the note along with $30,000 of the Company's available cash were used to purchase 500,000 shares of our common stock from the O&W Plan for $130,000.  On October 17, 2011, in accordance with the Settlement Agreement, we issued a $300,000 promissory note to the PBGC bearing interest at 6% per annum amortizing in quarterly payments over a seven year period.  On October 28, 2011, the Company issued a $23,000 promissory note to an officer of the Company with proceeds used for working capital.  The note is secured by a subordinate lien on all assets of the Company, bears interest at the rate of 18% per annum, which is payable monthly, and is due on demand.

During 2010, we financed our business activities through the issuance of notes payable to related parties, sales with recourse of our accounts receivable and capital leases.  Also, during 2010, a related party converted $40,000 of accrued interest payable into 800,000 shares of our common stock.  In addition, during May and August 2010, we received $90,000 through working capital loans from our current acting chief executive officer and from one of our directors of which $70,000 was repaid to our current acting chief executive officer during 2010.

Our goal is to increase sales and generate cash flow from operations.  We used ISO 9001-2008 as an improvement mechanism that has aided our expense reduction and internal performance.  Two leases for office space expired at August 31, 2011 and were not renewed.  We realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls.  On November 1, 2011, we completed an agreement with the PBGC pursuant to which the O&W Plan was terminated effective as of November 30, 2001 and the PBGC was appointed the statutory trustee of the O&W Plan.  As a result, in future periods we will no longer record O&W Plan pension expenses in our financial statements.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.  We reduced our operating loss and net loss during the three and nine months ended September 30, 2011.  However, if we do not continue to improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business.  Although we have no assurances, we believe that related parties, who have previously provided working capital to us, will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months.  If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support our sales growth.  There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing growth from acquisitions of other businesses and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our sources and uses of cash for the periods presented:
	Nine Months Ended September 30,
	2011	2010
Net cash provided (used) by operating activities	$3,139	$(92,032)
Net cash used by investing activities	(10,018)	(5,078)
Net cash (used) provided by financing activities	(19,148)	4,861
Net decrease in cash	$(26,027)	$(92,249)

Cash Flows from Operating Activities

During the nine months ended September 30, 2011, cash provided by operations was $3,139 compared with cash used in operations of $92,032 for the nine months ended September 30, 2010.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  Our net loss of $583,177 for the nine months ended September 30, 2011 was offset principally by non-cash expenses of $470,494 and increases in other current liabilities.

Cash Flows from Investing Activities

Cash used by investing activities for the nine months ended September 30, 2011 was $10,018 compared to $5,078 for the nine months ended September 30, 2010.  Cash used in investing activities was primarily for capital expenditures for computer hardware and software.  We do not have any plans for significant capital expenditures in the near future.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011, cash used by financing activities was $19,148 for principal payments on notes payable.  During the nine months ended September 30, 2010, cash provided by financing activities was $4,861 consisting of $90,000 of proceeds from related party borrowings offset by payments to related parties of $70,000 and principal payments of $15,139 on notes payable.

Credit Agreement

We maintain an accounts receivable financing line of credit with an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At September 30, 2011, we had financing availability, based on eligible accounts receivable, of approximately $143,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

Other Trends

As discussed above, we believe that our operations as currently structured will result in improved financial performance in future periods.  We will continue to implement expense reductions if we do not realize improved sales or improved gross profit margins.

There is no assurance, however, that our current resources will be adequate to fund our current operations and business expansion or that we will be successful in generating additional working capital through operations or debt financing.  Our failure to generate necessary working capital could force us to curtail operations, which would have a material adverse effect on our financial condition and results of operations.

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

Osley & Whitney, Inc. Retirement Plan

Background

The following discussion of the O&W Plan relates to the business that was closed and sold and its current effect on our operations and financial position.  Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (“O&W”).  On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan.  Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, we submitted information to the Department of Treasury (“Treasury”) advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position.  We subsequently provided responses to Treasury inquiries related to this determination.  In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007 which funding deficiency can only be corrected by our contributing $1,836,359 to the O&W Plan.  The report also stated that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed.  Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position.  We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to the findings.  We will diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which will include filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

As of September 30, 2011, if we do not ultimately prevail, we will become obligated for O&W Plan contributions of approximately $2.2 million and 10% excise taxes on accumulated unfunded contributions for the years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the plan years ended December 31, 2009 and 2008,  which have not been accrued based upon our determination that we have no legal obligation to act as the O&W Plan sponsor and our belief that the likelihood is not probable that we will be required to pay these excise taxes.  Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s funding deficiency.  We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $478,000 as of September 30, 2011 ($470,000 at December 31, 2010).  No excise taxes, penalties or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at September 30, 2011 or December 31, 2010.

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

Current Status

During 2011, we completed discussions of settlement terms with the PBGC with the objective of terminating the O&W Plan.  On September 6, 2011, we received notification from the PBGC that it had executed a Settlement Agreement with us, effective September 1, 2011 (the “Settlement Agreement”), and  issued a Notice of Determination (the “PBGC Determination”) that the O&W Plan had not met the minimum funding standard required under section 412 of the Internal Revenue Code and would be unable to pay benefits when due, which PBGC Determination was a condition precedent to our obligations under the Settlement Agreement.

On October 17, 2011, in accordance with the Settlement Agreement, we (i) purchased 500,000 shares of our common stock from the O&W Plan for $130,000; (ii) issued a promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (the “PBGC Note”); and (iii) agreed to make future payments through December 31, 2017 out of our “Free Cash Flow”, as defined in the Settlement Agreement, not to exceed $569,999.  The Settlement Agreement contains  specific events of default and provisions for remedies upon default.   The purchase price for the 500,000 shares was funded by us using the proceeds from our placement of a convertible note in the principal amount of $100,000 (the “Convertible Note”) to a non-affiliated accredited investor on October 4, 2011 and $30,000 of our available cash.  The Convertible Note bears interest at the rate of 7% per annum, matures on October 3, 2016 and is secured by a subordinate lien on all of our assets.  The Convertible Note’s principal is convertible at the option of the holder into shares of our common stock at $.10 per share.  The 500,000 common shares purchased were retired and restored to the status of authorized but unissued shares.  All of our obligations under the PBGC Note are secured by a security interest in all of our assets, subordinate to certain pre-existing obligations, including the security interest of the lender under our credit facility.

On November 1, 2011, in accordance with the terms of the Settlement Agreement, we received from the PBGC the executed Agreement for Appointment of Trustee and Termination of the O&W Plan (the “Trusteeship Agreement”).  The Trusteeship Agreement: (i) terminated the O&W Plan; (ii) appointed the PBGC as the statutory trustee of the O&W Plan; and (iii) established November 30, 2001 as the termination date for the O&W Plan.

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, we have no further obligations to the O&W Plan and the PBGC other than those stated in the Settlement Agreement.  Further, we believe that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases our likelihood of prevailing with the Treasury in our position that we had no legal obligation to act as the sponsor of the O&W Plan.   However, there is no assurance that we will prevail in its position with Treasury.  Our balance sheet at September 30, 2011 includes reclassifications to the current and long-term portions of accrued pension expense to reflect the current maturities of long-term obligations according to the terms of the Settlement Agreement.  We will record the effects of the termination of the O&W Plan in our financial statements during the fourth quarter of 2011.

At September 30, 2011, the O&W Plan had an accrued pension obligation liability of $4,680,584, which included the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $478,000.  Accumulated other comprehensive loss of $2,961,147 at September 30, 2011 has been recorded as a reduction of stockholders’ deficiency.

The market value of the O&W Plan assets decreased from $1,601,276 at December 31, 2010 to $1,215,557 at September 30, 2011.  The decrease was comprised of net investment losses of $13,539, benefit payments of $337,455 and expenses of $34,725.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During October and November 2011, we granted options to purchase an aggregate of 85,000 shares of our common stock at exercise prices of $.15 and $.16 per share.

On October 4, 2011, in connection with the termination of the O&W Plan and the Settlement Agreement, we sold and issued the Convertible Note to a non-affiliated accredited investor.  The proceeds from the sale of the Convertible Note were applied to the purchase of 500,000 shares of our common stock from the O&W Plan for $130,000 in accordance with the Settlement Agreement.

On October 17, 2011, in connection with the termination of the O&W Plan and the Settlement Agreement, we issued the Note to the PBGC.  All of our obligations under the Note are secured by a security interest in our assets, subordinate to certain of our pre-existing obligations, including the security interest of the lender under our existing credit facility.

The foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Share Repurchases

In accordance with the Settlement Agreement and in connection with the termination of the O&W Plan, on October 17, 2011, we repurchased 500,000 shares of our common stock from the O&W Plan for $130,000.  The purchase price was financed with the proceeds from the sale of the Convertible Note of $100,000 and $30,000 of the Company's available cash.

Item 6.  Exhibits.

Exhibit No.	Description

10.34	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (1)

10.35	Trusteeship Agreement between the Company and the PBGC, effective as of November 1, 2011. (2)

10.36	Promissory note in favor of the PBGC in the principal amount of $300,000 bearing interest at 6% per annum (2)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed with the Securities and Exchange Commission on September 12, 2011, as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 7, 2011, as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed as an exhibit hereto.

(4)
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

Infinite Group, Inc. (Registrant)

Date November 14, 2011	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2011	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)