Form 10-K
period 2011-12-31
INFINITE GROUP INC
filed 2012-03-06
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☒No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $.095 on June 30, 2011) was approximately $2,255,000.

As of February 29, 2012, 25,961,883 shares of the registrant's common stock were outstanding.

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

PART I

Item 1. Business

Business Overview

We provide reliable IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide managed services that include managing leading edge operations and implementing complex programs in advanced server management, desktop and server monitoring and remediation, help desk and call center, data storage, backup and disaster recovery, and project management. We also provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. In addition, we provide IT solutions that address mobility, information security and unified communications. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

We also provide support to professional services organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications.

We provide on and off-site client support to best meet our clients' needs. Our professionals are located at headquarters in Rochester, N.Y., Vienna, Virginia, Washington, D.C., Springfield, Virginia, Greenbelt, Maryland, Bowie, Maryland, Colorado Springs, Colorado and Jackson, Mississippi. We are able to provide onsite service to most locations around the world including military bases. In 2011, we had consultants in Afghanistan, Kuwait, Bahrain, Honduras and many military bases in the U.S.

As of December 31, 2011, we had 77 full-time employees and information technology independent contractors. Approximately 36% of our employees hold U.S. Government security clearances.

In 2011, we had sales of approximately $9.2 million as compared to sales of approximately $9.4 million in 2010. We generated operating income of approximately $313,000 in 2011 as compared to an operating loss of approximately $846,000 in 2010.

During 2011, we derived approximately 91% of our sales from U.S. Government clients including sales under subcontracts.

During 2011, we derived approximately 66% of our sales from one client, including sales under subcontracts for services to several different end clients. A portion of the revenue was derived from managing one of the nation’s largest Microsoft Windows environments for a major establishment of the U.S. Government. We provided this support under a subcontract we entered into in 2004 with this large systems integrator, which has been renewed annually. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team. We also provide services to a large enterprise Fortune 100 company under this contract.

We provide professional services to another one of our partners under subcontracts to their end clients, of which, over 90% are to U.S. Government agencies and less than 10% to commercial entities. We have provided services at more than 100 U.S. Government locations.

We maintain an ISO 9001 certification which was renewed during 2011. ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards. We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We have experience in U.S. Government agencies, state government, Fortune 500 companies, and SMBs. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with U.S. Government agencies and other major clients.

Information Technology (IT) Solutions and Services - Our Core Strengths

We strategically built our business to deliver IT solutions and services that are intended to address challenges common to many U.S. Government agencies, state and local governments and commercial companies including SMBs. Our key focus areas are as follows:

•	Managed services including:
•	Desktop and server monitoring and remediation;
•	Help desk;
•	Data storage, back-up, and disaster recovery;
•	Asset management; and
•	Data center management.
•	Cloud computing including:
•	Cloud hosting services;
•	Server consolidation; and
•	Desktop and server virtualization.
•	Mobility.
•	Unified communications including:
•	Messaging; and
•	Collaboration.
•	Information security.
•	Program and project management.
•	Systems engineering.
•	Consulting including:
•	Business continuity planning; and
•	Business process optimization and management.

Government Contract Vehicles

Our strategy has been to bid for contract vehicles that facilitate Federal and State governments procurement requirements which allow us to compete further on task orders issued under the Contract vehicles. We believe that possessing contract vehicles will facilitate sales growth if we are successful at bidding and winning business within task orders generated under these vehicles.

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

Navy’s SeaPort-Enhanced (SeaPort-e) Program. In 2006, we were awarded a prime contract under the SeaPort-e program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the Department of Defense (DoD), non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support. We continue to monitor task orders issued under this vehicle and we believe that task orders issued in our area of expertise will increase. If this does occur we believe we can increase sales to the Navy.

Mississippi Server Virtualization Contract. In 2009, the State of Mississippi awarded us a three-year contract to provide server virtualization consulting services to all state agencies.  Under the agreement, we support the virtualization projects of each agency to move their servers to a virtualized environment at the State’s new data center located in Jackson, Mississippi or virtualize in place as directed.  The program started with the Department of Human Services.  We prepared a “total cost of ownership” analysis which estimated that virtualizing the department’s 112 servers and migration to the central data center will save an estimated $4 million over five years.  During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for the state’s datacenter.  The total cost of ownership analysis showed approximately $9 million of savings over five years.  During 2011, we began implementing the second phase by virtualizing servers at four executive agencies.  The success of these agencies led the way for more agencies to adopt the modernization concept and all agencies are now fully designed.  The implementation phase will extend well into 2012. The adoption and success of our implementation of VMware led to the selection of VMware Site Recovery Manager for better backup and recovery at two agencies.  Additionally the Mississippi Department of Information Technology engaged us to leverage the Virtual Machine environment at a chosen agency to design and implement an Application Backup and Replication system.  The success of this endeavor led to its selection at another agency. We believe our track record of successful engagements in Mississippi will lead to increased business in the state and that our state experience and track record in Mississippi will support our effort to increase business in other states.

Mississippi Security Consulting Services EPL.  In October 2011, we were extended for an additional year by the Mississippi Department of Information Technology Services (ITS) as a Security Consulting Services vendor on an Express Products List (EPL) for Security Consulting Services.  Vendors on the EPL provide support to state agencies, institutions of higher learning, local governments, and school districts. The purpose of the EPL is to provide ITS clients and staff with an economic, flexible mechanism to acquire security consulting services in full compliance with all purchasing requirements from pre-approved vendors.

Mississippi Information Systems Consulting Services. The State of Mississippi issued us an Information Consulting Services Agreement in January 2011.  The agreement is used to procure professional services on a limited competition basis from pre-qualified vendors.  The State has a wide variety of telecommunications and computer system platforms and used the agreement to acquire consulting and technical support services in information technology.  Additionally the state selected companies with experience and expertise in the management, integration, deployment, design, implementation, and support of large-scale wireless communication solutions for governmental entities as well as turnkey applications and consulting projects.

Navy Enterprise Maintenance Automated Information System (NEMAIS). We are a member of a team led by CACI International Inc. that was awarded a task order by the U.S. Navy in 2007 to support its NEMAIS data center operations. The task order, awarded under the Seaport II Enhanced contract vehicle (Seaport-e) has been extended into 2012. The CACI team performs the work at the Naval Sea Systems Command (NAVSEA) site in Norfolk, Virginia and the Puget Sound Naval Shipyard in Washington State. As a result of the award, CACI was able to maintain the same level of support it has been providing to the Navy for the NEMAIS data center which in turn enhances CACI’s and our core lines of business in engineering services, network services and business systems integration. Since 2008, we have worked with CACI on a portion of this project under the terms of our subcontract. We believe addition task orders issued, bid on and won by us under this vehicle could lead us to increased sales.

Certifications and Partner Agreements

VMware Authorized Consultant (VAC). Since 2007, we have been approved as a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation. VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are an Enterprise Partner with VMware with the Infrastructure Virtualization Competency.  We are also a Virtualization Management Lighthouse Partner which is a distinction earned by invitation only and requires passing select training courses specific to VMware Management solutions. We are also registered with the U.S. Federal Specialization within VMware. These certifications are examples of our concerted effort to grow and expand our virtualization practice.  We are actively working with a number of current and potential clients that utilize this expertise. We believe our virtualization experience and expertise with VMware will continue to facilitate increases in sales, particularly in the Cloud computing market.

Microsoft Silver Certified Partner.   In 2011, we expanded our relationship with Microsoft by becoming part of their Accredited Online Cloud Services program. We have successfully been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are already providing real world benefits to our existing clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions.  We have also received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud based Software as a Service (SaaS). What once required expensive hardware and time consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our revenue.

Dell Master Services and Authorized Reseller Agreements. In 2009, we entered into master services relationship and authorized reseller agreements with Dell, Inc. Under the master services agreement with Dell’s professional services organization, we can rapidly engage on consulting projects and deliver service in a streamlined and efficient manner. Our key areas of focus for our Dell partnership include virtualization services, as well as operational support for major Dell contracts in the federal and defense markets. In addition, our authorized reseller status enables us to deliver Dell’s world-class range of hardware and software solutions to our own end-user clients and those clients engaged under the Dell master services agreement and we believe this will increase our ability to generate sales.

Hewlett Packard Supplier Based Consolidation Program (SBCP). In 2009, we were accepted into the Hewlett Packard (HP) Supplier Based Consolidation Program (SBCP). Under SBCP, we are a member of a select group of suppliers that are eligible to be awarded tasks by HP nationwide. HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients. The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry in order to generate more revenue. The Master Services Agreement covering the SCBP runs for five years.

Competition

We compete with other IT professional services firms operating in the U.S. Government, state and local government and commercial marketplace. We obtain a portion of our business on the basis of proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms.

In the U.S. Government market, many of our proposed services are included with proposals of large prime contractors, where a specific area for our participation has been identified based on our expertise and experience. Certain large prime contractors in the U.S. Government market are required to allocate a portion of their contract to small businesses and we are able to fill that role. We also face indirect competition from certain government agencies that perform services for themselves similar to those we market.

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with various agencies of the U.S. Government. In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards. For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., Computer Sciences Corp., Unisys, IBM, Booz Allen Hamilton, SRA International, Inc. and Serco Services Inc.

Because of the diverse requirements of U.S. Government clients and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will often team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, price of services, reputation for quality, and key management with domain expertise.

We face competition in the commercial markets from other IT service providers, large and small in all of the markets we target.

Our competitors, in general, have substantially greater capital resources, research and development staffs, sales and marketing resources, facilities and experience than we do.

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

Employees

At December 31, 2011, we have 77 full-time employees and independent contractors, including 65 in information technology services, one in executive management, three in finance and administration, one in employee recruiting, and seven in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in information technology services as we expand our sales.

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

We derived approximately 91% and 83% of our sales in 2011 and 2010, respectively, from U.S. Government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments and commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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
8

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

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we may be exposed to legal claims in the future. We have errors and omissions insurance with coverage limits of $1 million, subject to a $100,000 deductible payable by us. The policy limits may not be adequate to provide protection against all potential liabilities. As a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

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

We are subject to industrial security regulations of the U.S. Government agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government clients terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for re-competition bid. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the U.S. Government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the U.S. Government's use of private contractors to provide federal information technology services could materially adversely impact our business.

Failure to maintain strong relationships with other government contractors could result in a decline in our sales.

We derived over 95% of our sales in 2011 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We have experienced operating losses for many quarters until our fourth quarter of 2011.

We experienced operating losses of approximately $846,000 in 2010 and $673,000 in 2009, and net losses of approximately $1.1 million in 2010 and $966,000 in 2009. During 2011, we had quarterly operating losses until the fourth quarter when we had an operating profit of approximately $683,000. We had net income of $19,579 for 2011, which includes a $294,438 gain in connection with the O&W Plan termination. At December 31, 2011, we had an accumulated deficit of approximately $33.3 million and a stockholders' deficit of $3.2 million. We have maintained our selling expenses for marketing and selling efforts at approximately $1.2 million and $1.6 million for 2011 and 2010, respectively, which have impacted our operating results.

Although we had an operating profit in our most recent quarter, we need to continue to close new contracts and earn additional sales or curtail our marketing and selling efforts in order to operate profitably.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2011, we had current liabilities, including trade payables, of approximately $2.3 million and long-term liabilities of $2.1 million. We had a working capital deficit of approximately $1.2 million and a current ratio of .47. If we experience working capital shortages that impair our business operations and growth strategy, our business, operations and financial condition will be materially adversely affected.

We have significant liabilities related to the O&W pension plan.

Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W defined benefit pension plan (O&W Plan). Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

In 2009, the Department of the Treasury (Treasury) issued a report disagreeing with management’s position and concluding that we were the O&W Plan sponsor. As a result of this Treasury position, if upheld, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007. The report also states that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed. Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position. We and our legal counsel in connection with this matter disagree with significant aspects of both the factual findings and legal conclusions set forth in the Treasury’s report and, in accordance with Treasury procedures, have responded with a detailed analysis of our opposition to their findings. We are pursuing all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which includes filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

At December 31, 2011, we have accrued amounts related to excise taxes due to the Treasury on unfunded contributions for 2003, 2004 and 2005 of $480,000 and potentially could incur additional excise taxes of 10% and additional excise taxes of 100% of required plan contributions for each year that contributions were not made.

During 2011, we completed discussions of settlement terms with the Pension Benefit Guaranty Corporation (the “PBGC”), with the objective of terminating the O&W Plan. On September 6, 2011, we received notification from the PBGC that it had executed a Settlement Agreement with us, effective September 1, 2011 and issued a Notice of Determination (the “PBGC Determination”) that the O&W Plan had not met the minimum funding standard required under section 412 of the Internal Revenue Code and would be unable to pay benefits when due, which PBGC Determination was a condition precedent to our obligations under the Settlement Agreement.

On October 17, 2011, in accordance with the Settlement Agreement, we: (i) purchased 500,000 shares of our common stock from the O&W Plan for $130,000; (ii) issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period and (iii) agreed to make future payments through December 31, 2017 out of our “Free Cash Flow”, as defined in the Settlement Agreement, not to exceed $569,999. The Settlement Agreement contains specific events of default and provisions for remedies upon default. On November 1, 2011, the PBGC terminated the O&W Plan, appointed the PBGC as the statutory trustee of the O&W Plan, and established November 30, 2001 as the termination date for the O&W Plan.

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, we have no further obligations to the O&W Plan or the PBGC other than those stated in the Settlement Agreement. Further, we believe that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases the likelihood of our prevailing with the Treasury in our position that we have no legal obligation to act as the sponsor of the O&W Plan. However, there is no assurance that we will prevail in our position with Treasury.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2011, we received approximately $3.1 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

We have current notes payable to related parties of $197,000, $30,000 to a third party, and current maturities of long-term obligations of $32,360. Certain of our long-term notes to third parties totaling $440,000 mature on January 1, 2013. We cannot provide assurance that we will be able to obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2011, we had financing availability, based on eligible accounts receivable, of approximately $315,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

If we acquire businesses and do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

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

Our future growth depends, in part, on our ability to expand, train and manage our employee base and provide support to an expanded client base. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that any expansion will enhance our profitability. If we do not achieve sufficient sales growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers. The loss of any of these key employees may materially adversely affect our business.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. Employee turnover is generally high in the IT services industry. If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and the quality of our client service may suffer. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

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

As of February 29, 2012, one individual and three related parties or their affiliates owned approximately 9.1%, 3.9%, 2.4%, and 1.9%, respectively, (17.3% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two related parties that hold convertible notes payable have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share. Another related party has the right to convert a note payable at $.16 per share. If these parties converted all of the principal and accrued interest into common stock, these three individuals would own approximately 24.4%, 13.1% and 2.4%, respectively, of our then outstanding common stock. However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.

We estimate at February 29, 2012 that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards. If these related party holders converted all of their notes payable and accrued interest into shares of common stock, then three related party individuals or their affiliates would own approximately 39.9% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

The concentration of large percentages of ownership by a single stockholder may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

The price of our common stock may be adversely affected by the possible issuance of shares as a result of the conversion of outstanding notes and exercise of outstanding options and warrants.

We have an aggregate of $175,000 and $150,000, respectively, of convertible notes outstanding convertible into shares of common stock at $.25 and $.05 per share, respectively. If all of these notes were converted into common stock, the holders would receive 3,700,000 shares of our common stock or approximately 12.5 % of our then outstanding common stock.

The conversion or exercise of convertible notes payable, common stock options and warrants and the subsequent sale, or potential sale, of a substantial number of shares of our common stock could adversely impact the market price of our stock.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

During 2011, the market price for our common stock varied between a low of $.03 in January, 2011 and a high of $.20 in September, 2011. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below lists our facility locations and square feet owned or leased. The lease for our Pittsford, New York headquarters includes an escalation provision for property taxes and two three-year renewal options with annual rent escalating at 3.5%. Our business development office in the Washington D.C. metropolitan area is located in Vienna, Virginia.  On August 31, 2011, we reduced our office space in Vienna, Virginia when our lease on a portion of our office space became subject to renewal. Under the lease for this office, utilities are included in the rent and we are responsible for any increases in operating expenses and property taxes. Our lease for office space in Colorado Springs, Colorado expired at September 30, 2011 and we decided not to renew it or lease other office space.

At December 31, 2011	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	2,942	$28,794	April 30, 2012
Vienna, Virginia	-	262	$8,339	May 31, 2012

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on NASDAQ’s Over the Counter Bulletin Board (“OTCBB”) under the symbol IMCI. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

	Bid Prices
Year Ended December 31, 2011	High	Low

First Quarter	$.12	$.03
Second Quarter	$.12	$.05
Third Quarter	$.20	$.05
Fourth Quarter	$.19	$.04

Year Ended December 31, 2010	High	Low

First Quarter	$.25	$.13
Second Quarter	$.16	$.08
Third Quarter	$.14	$.07
Fourth Quarter	$.08	$.02

At February 29, 2012 we had 242 record stockholders and approximately 1,500 beneficial stockholders.

Share Repurchases

In accordance with the Settlement Agreement that we executed with the PBGC and in connection with the termination of the O&W Plan, on October 17, 2011, we repurchased and retired 500,000 shares of our common stock from the O&W Plan for $130,000.  The purchase price was financed with the proceeds from: (i) the sale of a 7% convertible note in the principal amount of $100,000 which is convertible at the option of the holder into shares of our common stock at $.10 per share and matures on October 3, 2016 (the “Convertible Note”) to a non-affiliated accredited investor; and (ii) $30,000 of our working capital.

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 12 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Business Overview

We provide reliable IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide managed services that include managing leading edge operations and implementing complex programs in advanced server management, desktop and server monitoring and remediation, help desk and call center, data storage, backup and disaster recovery, and project management. We also provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. In addition, we provide IT solutions that address mobility, information security and unified communications. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

We believe we are positioned to take advantage of the growing marketplace for cloud related IT managed services and solutions. Our goal is to remain focused on growing our business internally through increased marketing efforts, by expanding into new market areas and by beginning to review potential acquisitions. In addition, we remain committed to remaining on the leading edge of technologies and trends in the IT service sector. Our ability to succeed depends on how successful we are at differentiating ourselves from our competition particularly at a time when competition is on the increase.

We also provide support to professional services organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in their respective software applications. We intend to use our service track record and experience to our advantage and market our excellent record to other software companies who need our services. We plan to expand our sales with our existing clients by expanding within those organizations.

We provide on and off-site client support to best meet our clients' needs. We are able to provide onsite service to most locations around the world including military bases. In 2011, we had consultants in Afghanistan, Kuwait, Bahrain, Honduras and many military bases in the U.S. Our ability to provide quality resources in a timely cost effective manner is a key factor that differentiates us from the competition. We have a mechanism to monitor one of our most important metrics which is client satisfaction in every segment of our business.

As of December 31, 2011, we had 77 full-time employees and information technology independent contractors. Approximately 36% of our employees hold U.S. Government security clearances. Our hiring practices include the use of independent contractors. We maintain an in house recruiting department and we monitor key metrics to maintain our quality objectives. Our business objectives include the use of qualified independent contractors when certain specialty skill sets are required and generally when assignments are of shorter term duration. We consistently monitor utilization rates as a key metric to our business decisions when hiring and/or contracting.

During 2011, we derived approximately 91% of our sales from U.S. Government clients including sales under subcontracts and we derived approximately 66% of our sales from one client, including sales under subcontracts for services to several different end clients. A portion of the revenue was derived from managing one of the nation’s largest Microsoft Windows environments for a major establishment of the U.S. Government. We provided this support under a subcontract we entered into in 2004 with this large systems integrator, which has been renewed annually. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team. We also provide services to a large enterprise Fortune 100 company under this contract. Our goal is to expand on our track record with our partner and the end clients to increase our business with this client.

We provide professional services to another one of our partners under subcontracts to their end clients, of which, over 90% are to U.S. Government agencies and less than 10% to commercial entities. We have provided services at more than 100 U.S. Government locations. We have provided these services to small and large commercial enterprises under this partnership subcontract. Our experience with this cloud computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud virtualization experience that we gained from working with large institutions and government agencies differentiates us from competition, particularly within the SMB space. A goal to increase our revenue from direct sales to SMB’s is a priority. During 2012, we expect to increase our activity in this pursuit.

One of our strategies has been to bid for contract vehicles that facilitate Federal and State governments procurement requirements. There is uncertainty in the process that leads to an award which includes the possibility that no award is ever made. A win on one of these procurements will allow us to compete further on task orders issued under the contract vehicle. In the past we have been awarded or we have become a subcontractor on certain contract vehicles which permit us to bid on new projects (task orders) and/or be included within bids of prime contractors. We continue to pursue the capture of business by remaining active in the bidding process.

Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy and uncertain procurement processes may result in operating losses or inconsistent operating income until sales increase to support our infrastructure. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies. For example, in 2011 we entered into a mentor protégé agreement with a major IT hardware and services vendor. We jointly bid on a large government wide procurement vehicle which if an award is made and our team wins we expect to be allocated a portion of sales to a U.S. Government agency under the small business requirement as stated in the agreement. The long anticipated award continues to be postponed and we are uncertain as to the outcome.

In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rate and may contain other terms and conditions that our Board deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our working capital needs.

Other Trends

The recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in sourcing has impacted certain areas of our business. Since 2012 is an election year there continues to be uncertainty in the U.S. Government market. Any disruption may have an impact on our strategy.

Since 2009, the United States and worldwide capital and credit markets experienced significant price volatility and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms or to refinance our credit at improved terms, which may negatively affect our ability to make future acquisitions or expansions of our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Osley & Whitney, Inc. Retirement Plan

The following discussion of the Osley & Whitney, Inc. Retirement Plan (the "O&W Plan") relates to the business that was closed and sold and its current effect on our operations and financial position. Prior to December 30, 2002, we owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, we sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan. Although we continued to act as the sponsor of the O&W Plan after the sale, during 2007 management determined that it had no legal obligation to do so.

During 2007, we submitted information to the Department of the Treasury (Treasury) advocating that we had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position. We subsequently provided responses to Treasury inquiries related to this determination. In October 2009, we received a report from the Treasury that stated that the Treasury staff disagreed with our position and as a result, we are responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007. The report also stated that 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million, and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed. Penalties for late payment may be removed if we provide reasonable cause for not paying the excise taxes and the Treasury concurs with our position. We and our outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, we have responded with a detailed analysis of our opposition to their findings. We continue to diligently pursue all appropriate steps to perfect our appeal rights and attempt to prevail on the merits of our position, which includes filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating our position in that forum.

If we do not ultimately prevail, we will become obligated to pay these excise taxes, penalties and potentially additional excise taxes of approximately $440,000 for the O&W Plan years ended December 31, 2008 and 2009, which have not been accrued. We believe that since the Pension Benefit Guarantee Corporation (the “PBGC”) established November 30, 2001 as the termination date of the O&W Plan, no subsequent contributions to the O&W Plan are required and accordingly there is no basis to assess excise taxes. No amounts have been accrued for 2006 and subsequent years based upon our determination that we have no legal obligation to act as the O&W Plan sponsor, and our belief that the likelihood is not probable that it will be required to pay these excise taxes. Further, if we do not ultimately prevail, we may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s required funding deficiency. We have accrued amounts related to excise taxes, penalties and interest on unfunded contributions for 2003, 2004 and 2005 of approximately $480,000 as of December 31, 2011 ($470,000 at December 31, 2010). No excise taxes, penalties or interest for 2006, 2007, 2008, 2009, and 2010 have been accrued at December 31, 2011 and 2010.

O&W Plan Terminated in 2011

On November 1, 2011, in accordance with the terms of the Settlement Agreement with the PBGC (the “Settlement Agreement”): (i) the O &W Plan was terminated; (ii) the PBGC was appointed as the statutory trustee of the O&W Plan; and (iii) November 30, 2001 was established as the termination date for the O&W Plan.

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, we have no further obligations to the O&W Plan or the PBGC other than those stated in the Settlement Agreement. Further, we believe that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases the likelihood of our prevailing with the Treasury in our position that we had no legal obligation to act as the sponsor of the O&W Plan. However, there is no assurance that we will prevail in our position with Treasury.

Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Year ended December 31,
	2011	2010
Interest cost	$203,635	$290,125
Expected return on plan assets	(90,575)	(156,590)
Expected expenses	31,499	50,000
Actuarial loss	101,877	127,526
Net periodic pension cost	$246,436	$311,061

The decrease in net periodic pension cost of approximately $65,000 was due to the termination of the O&W Plan in the fourth quarter of 2011.

At December 31, 2010, the O&W Plan had an accrued pension obligation liability of $4,314,883 which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $470,000 as discussed above. Accumulated other comprehensive loss of $2,961,147 at December 31, 2010 has been recorded as a reduction of stockholders’ equity.

The projected benefit obligation increased during 2010 by $64,327 to $5,160,059 at December 31, 2010 as a result interest cost of $290,125, changes in actuarial assumptions of $194,294 and an actuarial loss of $28,518, which were offset by benefits paid of $448,610. During 2011, the PBGC assumed the obligation to pay benefits in connection with the termination of the O&W Plan.

Liquidity and Capital Resources

At December 31, 2011, we had cash of $36,894 available for our primary liquidity needs for working capital needs and planned capital asset expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2011, we had approximately $315,000 of availability under this line.

At December 31, 2011, we had a working capital deficit of approximately $1.2 million and a current ratio of .47. Our objective is to improve our working capital position through profitable operations. We have accrued $500,000 for O&W Plan related current liabilities which have not been resolved. Without these current liabilities, our working capital deficit would have been approximately $727,000 at December 31, 2011.

During 2011, we financed our business activities principally through sales with recourse of our accounts receivable. In October 2011, in accordance with the Settlement Agreement, we: (i) raised gross proceeds of $100,000 from the sale of the Convertible Note to an accredited investor which, along with $30,000 of our working capital, were used to purchase 500,000 shares of our common stock from the O&W Plan for $130,000 and (ii) issued a $300,000 promissory note to the PBGC bearing interest at 6% per annum amortizing in quarterly payments over a seven year period. We also agreed to make future payments through December 31, 2017 out of our “Free Cash Flow,” as defined in the Settlement Agreement, not to exceed $569,999. In addition, on October 28, 2011, we borrowed $23,000 from one of our officers and issued an 18% promissory note payable on demand.

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

We generated operating income of $312,948 and net income of $19,579 during the year ended December 31, 2011 as compared to an operating loss of $846,430 and a net loss of $1,119,070 during the year ended December 31, 2010. A portion of this improvement came in the fourth quarter of 2011 from recording a $294,438 gain as a result of the termination of the O&W Plan.

Our goal is to increase sales and generate cash flow from operations. We implemented certain ISO 9001-2008 processes used in the management of certain key metrics. These improvements have aided us in the management of our overall performance including the expense reductions and other key internal performance metrics.

Our leases for certain office space in Vienna, Virginia and Colorado Springs, Colorado, expired in 2011 and were not renewed whereby we realized expense reductions. In addition, a reduction in selling expenses was realized from reduced number of business development positions and the use of virtual meetings, webinars and conference calls.

As a result of the Settlement Agreement, in future periods we will no longer accrue O&W Plan pension expenses in our financial statements.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we do not continue to improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business. There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our sources and uses of cash for the years presented.

	Years ended December 31,
	2011	2010
Net cash used by operating activities	$(5,289)	$(158,954)
Net cash used by investing activities	(10,018)	(5,078)
Net cash provided by financing activities	19,046	476
Net (decrease) increase in cash	$3,739	$(163,556)

Cash Flows Used by Operating Activities

Cash used by operations was reduced to $5,289 in 2011 compared with cash used by operations of $158,954 for 2010. The decrease in cash used by operations was primarily due to net income of $19,579 and a net increase of $157,030 in current liabilities related to operating activities. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We invoice our clients weekly or monthly after services are performed, depending on the contract terms.

During 2010, cash used by operations was $158,954. Our decrease in accounts receivable provided cash of $409,278 in 2010. Our increase in current liabilities related to operating activities consisted of an increase in accrued pension obligations of $451,223, offset by decreases in accounts payable of $34,481 and accrued expenses of $34,239. These items provided operating cash to offset our net loss of $1,119,070 in 2010.

Cash Flows Used by Investing Activities

Cash used by investing activities for 2011 was $10,018 compared with cash used by investing activities of $5,078 for 2010. Cash used by investing activities was for capital expenditures for computer hardware and software. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. In early 2010, we acquired, under capital leases, technology equipment and software of approximately $39,000 to demonstrate virtualization solutions for potential clients with the objective of growing our sales. We do not have plans for other significant capital expenditures in the near future.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $19,046 for 2011 compared with cash used by financing activities of $476 for 2010. In 2011, we generated cash of $123,000 from the issuances of new notes payable. The proceeds from the note issuances were used to repurchase shares of our common stock in connection with the termination of the O&W Plan and to satisfy current maturities of long-term debt of $28,953. In comparison, for 2010, cash used by financing activities was $476 consisting of $90,000 of proceeds from related party borrowings offset by payments to related parties of $70,000 and $19,524 to satisfy current maturities of long-term debt. We anticipate that we will use approximately $32,400 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations.

Credit Agreement

We maintain an accounts receivable financing line of credit with an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2011, we had financing availability, based on eligible accounts receivable, of approximately $315,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

The following table compares our statements of operations data for the years ended December 31, 2011 and 2010. .

	Year Ended December 31,
					2011 vs. 2010
		As a % of		As a % of	Amount of	% Increase
	2011	Sales	2010	Sales	Change	(Decrease)

Sales	$9,163,780	100.0%	$9,398,434	100.0%	$(234,654)	(2.5)%
Cost of services	6,602,364	72.0	6,918,717	73.6	(316,353)	(4.6)
Gross profit	2,561,416	28.0	2,479,717	26.4	81,699	3.3
General and administrative	895,495	9.8	1,203,486	12.8	(307,991)	(25.6)
Defined benefit pension plan	103,822	1.1	513,859	5.5	(410,037)	(79.8)
Selling	1,249,115	13.6	1,608,802	17.1	(359,687)	(22.4)
Total costs and expenses	2,248,432	24.5	3,326,147	35.4	(1,077,715)	(32.4)
Operating income (loss)	312,984	3.4	(846,430)	(9.0)	1,159,414	137.0
Interest expense	(291,611)	(3.2)	(271,410)	(2.9)	20,201	7.4
Income tax expense	(1,794)	(0.0)	(1,230)	(0.0)	564	45.9
Net income (loss)	$19,579	.2%	$(1,119,070)	(11.9)%	$1,138,649	101.7%

Net income (loss) per share - basic and diluted	$.00		$(.04)		$.04

Sales

Sales for 2011 were $9,163,780, a decrease of $234,654 or 2.5% as compared to sales of $9,398,434 for 2010. The sales decreases that we experienced in 2010 continued into the first quarter of 2011, when sales were down by approximately $760,000 in the first quarter of 2011 as compared to the first quarter of 2010. Sales increased by approximately $94,000 during the second and third quarters of 2011 as compared to the corresponding period in 2010. Sales increased by approximately $430,000 during the fourth quarter of 2011 as compared to the fourth quarter of 2010.

This change in the trend line of sales was due to improvement in capturing new sales and an increase in the number of projects. In 2010, we expanded our role with VMware as a subcontractor by supporting multiple VMware projects.  During 2011, we continued to focus on expanding this business and realized sales increases as the year progressed. We continue to pursue opportunities to develop additional sales from new and existing target markets, such as investing marketing resources in the SMB segment during 2011.

During 2010, we completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for a state government datacenter. Our sales to state governments decreased by approximately $380,000 in 2011 as phase two of virtualization projects was deferred to the last two quarters of 2011with work extending into 2012.

We have formed alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to companies like ours which are small business subcontractors. During 2011, we completed proposals with a major prime contractor and several other contractors to the U.S. Government. We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The acquisition of these contract vehicles allows us additional opportunities to bid on new projects. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may slow our sales growth in future periods. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in certain areas during the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the year ended December 31, 2011 was $6,602,364 or 72.0% of sales, a decrease of 4.6% as compared to $6,918,717 or 73.6% of sales for 2010. Gross profit was $2,561,416 for 2011, an increase of $81,699 or 3.3% as compared to $2,479,717 for 2010. The increase in gross profit margin percent in 2011 is due to a change in the mix of our business resulting from new projects in 2011 which carried different profit margins than work completed in 2010. Travel expenses increased in 2011 over 2010 as our projects in 2011 were spread over a larger geographical area. Gross profit margins in 2010 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred. We improved our personnel utilization rates throughout 2011.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for 2011 were $895,495, which was a decrease of $307,991 or 25.6% as compared to $1,203,486 for 2010. As a percentage of sales, general and administrative expense was 9.8% for 2011 and 12.8% for 2010.

General and administrative expenses decreased in 2011 due to reductions in salaries and related employee benefits from a personnel reduction and the decreased use of a consultant. We anticipate that general and administrative expenses will increase as we attempt to grow our business and incur travel and other expenses associated with managing a larger business.

Defined Benefit Pension Plan Expenses

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $103,822 for 2011 and $513,859 for 2010, a decrease of $410,037. Included in these amounts are periodic pension costs of approximately $246,400 for 2011 and $311,000 for 2010, a decrease of approximately $65,000 due to the termination of the O&W Plan. We recorded a $294,438 gain in 2011 in connection with the O&W Plan termination.

During 2011, we incurred legal and professional fees of approximately $32,500 versus approximately $51,700 in 2010, in connection with advocating our legal position with the appropriate regulatory authorities and taking steps toward terminating the O&W Plan. We accrued interest and fees on unpaid excise taxes and unfunded contributions for plan years 2003, 2004 and 2005, which were approximately $119,200 for 2011 and $125,800 for 2010.

Selling Expenses

In 2011, we incurred selling expenses of $1,249,115 as compared to $1,608,802 in 2010, a decrease of $359,687 or 22.4%. The decrease for 2011 is primarily attributable to the reduction of our business development work force since April 2010. We also realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls.

Operating Income (Loss)

In 2011, we earned operating income of $312,984 as compared to an operating loss of $846,430 for 2010, an improvement of $1,159,414. The increase in operating income in 2011 is attributable to an increase in our gross profit of $81,699 accompanied by decreased operating expenses of $1,077,715 which resulted in this improvement.

Non-cash expenses and credits for 2011 and 2010 included in operating income consist of:

	Years Ended December 31,
	2011	2010
Stock-based compensation	$103,913	$89,665
Depreciation	31,524	34,320
Periodic pension costs, interest and fees	416,495	436,800
Gain on O&W Plan termination	(294,438)	-
Total	$257,494	$560,785

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $291,611 for 2011 compared to $271,410 for 2010, an increase of $20,201 or 7.4%.

Related party interest expense increased by $2,264 for 2011 as compared to 2010 due to greater average principal balances on related party notes in 2011.

Other interest expense increased by $17,937 for 2011 as compared to 2010. Notes payable to third parties of $400,000 originated in the fourth quarter of 2011 in connection with the termination of the O&W Plan. In addition, average balances of accounts receivable financed increased in the fourth quarter of 2011 due to an increase in sales.

Income Taxes

Income tax expense was $1,794 and $1,230 for 2011 and 2010, respectively, consisting of state taxes.

Net Income (Loss)

In 2011, we earned net income of $19,579 or $.00 per share compared to a net loss of $1,119,070 or $(.04) per share for 2010, an increase of $1,138,649.

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

Client deposits received in advance are recorded as liabilities until associated services are completed. During 2011, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.5% of total sales (68.4% - 2010) and 42.5% of accounts receivable (64.6% - 2010) at December 31, 2011.

Accounts Receivable Provisions

As part of the financial reporting process, management estimates and establishes reserves for potential credit losses relating to the collection of certain receivables. This analysis involves a degree of judgment regarding clients’ ability and willingness to satisfy its obligations to us. These estimates are based on past history with clients and current circumstances. Management’s estimates of doubtful accounts historically have been within reasonable limits of actual bad debts. Management’s failure to identify all factors involved in determining the collectability of an account receivable could result in bad debts in excess of reserves established.

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

At December 31, 2011 we had federal net operating loss (NOL) carry forwards of approximately $10 million that expire in years 2012 through 2031. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses and may be limited by the change of control provisions if we issue substantial numbers of new shares or stock options.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions. We do not have any material unrecognized tax benefit at December 31, 2011. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010, we recognized no interest and penalties.

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

As discussed in more detail above in the section entitled “Osley & Whitney, Inc. Retirement Plan”, on November 1, 2011, in accordance with the terms of the Settlement Agreement, we received from the PBGC the executed Trusteeship Agreement. The Trusteeship Agreement: (i) terminated the O&W Plan; (ii) appointed the PBGC as the statutory trustee of the O&W Plan; and (iii) established November 30, 2001 as the termination date for the O&W Plan.

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, we have no further obligations to the O&W Plan or the PBGC other than those stated in the Settlement Agreement. Further, we believe that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases the likelihood of our prevailing with the Treasury in our position that we had no legal obligation to act as the sponsor of the O&W Plan. However, there is no assurance that we will prevail in its position with Treasury.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Share-Based Payment,” and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards. We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $103,913 and $89,665 for the years ended December 31, 2011 and 2010, respectively.

For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for 2011 and 2010, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 75% when computing the value of stock options and warrants. This is based on volatility data used by other companies in our industry and overall greater market volatility of companies during recent periods. The expected life of the options is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available. The expected dividend yield is zero percent. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 1.16% to 2.46% for 2011 and 1.73% to 2.90% for 2010.

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

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements - In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for us at June 30, 2011. As a result of the adoption of ASU 2011-04, there was no impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company is currently evaluating the impact, if any, that the adoption of ASU 2011-05 will have on its consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our acting chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our acting chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our acting chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Infinite Group have been detected.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors at December 31, 2011.

Name	Age	Position	Affiliated Since
Donald Upson	56	Chairman	2009
Allan M. Robbins (1)	62	Director	2003
James Villa (1)	54	Director, Acting Chief Executive Officer and President	2003
James D. Frost	63	Chief Technology Officer	2003
William S. Hogan	51	Chief Operations Officer	2004
James Witzel	58	Chief Financial Officer	2004
Deanna Wohlschlegel	40	Secretary, Controller, Human Resources Director, Facility and Clearance Officer	2003

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

Donald Upson became a director in October 2009 and was appointed chairman by the Board in January 2010. He is the principal partner at ICG Government (ICG), a government technology and management consulting practice. From September 1, 2010 through December 1, 2011, Mr. Upson was also an employee of ours, serving as our federal business strategist. Prior to that, from June 2009 through August 2010, Mr. Upson, through ICG, provided consulting services to us on a month-to-month basis. Prior to joining ICG, from 1998 to 2002, Mr. Upson served as the State of Virginia’s first Secretary of Technology, combining the State’s chief information officer, economic development and research roles. Mr. Upson, since January 2007, also serves on the board of directors of Lattice Incorporated (OTCBB:LTTC), a provider of information and communications technology solutions to the government and commercial markets. He is a graduate of California State University, Chico, was awarded an Honorary Doctorate in Humane Letters from Marymount University and has completed graduate work in public administration at George Washington University. Mr. Upson has experience working in U.S. and State Government markets. His knowledge of information and technology trends, his past roles in the government sector and his public company board experience contribute to the Board and our strategy development.

Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees. Dr. Robbins is the Medical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York. He has also served as the CEO of the Genesee Valley Eye Institute. Dr. Robbins is a board-certified ophthalmologist and completed his fellowship training at the University of Rochester. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America. Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Refractive Surgery (ISRS), and the American Society of Cataract and Refractive Surgery (ASCRS). Dr. Robbins was on the Scientific Advisory Council for Phoenix Laser and a principal clinical investigator for the VISX laser during the FDA clinical trials. Dr. Robbins brings to the Board the experience of operating a technology based company in a competitive environment including dealing with issues that a growing company must address. Beginning in 2003, Dr. Robbins has provided us with working capital through demand and term loans and continued, during 2010, to provide an additional working capital loan.

James Villa became a director on July 1, 2008 and is chairman of the audit and compensation committees. Mr. Villa was appointed President by our Board on February 25, 2010 and was appointed Acting Chief Executive Officer on December 31, 2010. Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (“ICC”). ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to us from January 2003 through February 2010. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

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

James Witzel was appointed as our chief financial officer in May 2008. Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects. Prior to joining us, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of middle market companies. He has over 35 years of experience in accounting, financial reporting, and management. He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2011 except that, Donald Upson, a director, has failed to timely file one Form 3 upon his appointment to the Board in 2009, one Form 4 to disclose an option award to him in 2010 and one Form 4 to disclose the forfeiture of the same option in 2011.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2011 and 2010, individual compensation for services to Infinite Group, Inc. paid to: (i) our acting chief executive officer, and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2011 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (3)	All Other Compensation (4)	Total

James Villa	2011	$167,204	$-	$-	$305	$167,509
President and Acting Chief Executive Officer (1) (2)	2010	$145,385	$-	$-	$30,668	$176,053

James D. Frost	2011	$192,608	$-	$-	$502	$193,110
Chief Technology Officer	2010	$225,000	$-	$-	$5,886	$230,886

William S. Hogan	2011	$184,432	$10,000	$16,500	$6,734	$217,666
Chief Operations Officer	2010	$189,467	$-	$28,560	$2,290	$220,317

_________________

(1)	Effective December 31, 2010, Mr. Villa became Acting Chief Executive Officer.
(2)	On February 25, 2010, Mr. Villa, the principal of Intelligent Consulting Corporation (ICC) became our President. Prior to that, we contracted with ICC on a month-to-month basis to provide consulting services relating to business development and other general corporate matters. We paid ICC $0 in 2011 and $30,000 in 2010.
(3)	The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See the Critical Accounting Policies “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.
(4)	Reflects life insurance premiums and matching contributions under the Simple IRA Plan paid by us.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James D. Frost	500,000	-	$.05	5/5/2013
	500,000	-	$.09	3/8/2015
	500,000	-	$.25	3/8/2015

William S. Hogan	20,000	-	$.12	7/5/2014
	15,000	-	$.20	6/16/2015
	2,000	-	$.33	11/13/2015
	65,000	-	$.25	12/31/2015
	25,000	-	$.50	3/8/2017
	173,000	-	$.51	8/23/2017
	50,000	-	$.67	7/27/2018
	75,000	-	$.16	2/4/2019
	100,000	200,000	$.145	6/17/2020
	91,667	183,333	$.093	8/1/2021

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

The following table provides compensation information for the year ended December 31, 2011 for each of the non-employee members of our Board. We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

Name	Year	Option Awards (1)	All Other Compensation		Total

Allan M. Robbins	2011	$-	$-		$-
Donald Upson	2011	$-	$47,317	(2)	$47,317

_________________

(1)	The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option award was determined using the Black-Scholes option pricing model. See the section titled “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards. At December 31, 2011, the aggregate number of option awards outstanding for Dr. Allan M. Robbins was 87,500 of which all were vested.
(2)	Reflects employee compensation paid to Mr. Upson as our federal business strategist through December 1, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of February 29, 2012 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Allan M. Robbins	10,037,613	(4)	28.7%
James Villa	5,349,861	(5)	17.1%
James D. Frost	1,990,000	(6)	7.2%
William S. Hogan	660,417	(7)	2.5%
Donald Upson	-		-%
All Directors and Officers (7 persons) as a group	18,866,693	(3)	43.7%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	2,367,000	(8)	9.1%

David N. Slavny 20 Cobble Creek Road Victor, NY 14564	2,067,083	(9)	7.5%

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from February 29, 2012 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On February 29, 2012, we had 25,961,883 shares of common stock outstanding.
(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(3)	Assumes that all currently exercisable options or warrants owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.
(4)	Includes 8,950,113 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $165,324 through February 29, 2012; and 87,500 shares subject to currently exercisable options.
(5)	Includes 5,349,861 shares, which are issuable upon the conversion of notes including principal in the amount of $228,324 and accrued interest in the amount of $39,169 through February 29, 2012.
(6)	Includes 1,500,000 shares subject to currently exercisable options.
(7)	Includes 616,667 shares subject to currently exercisable options.
(8)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(9)	Includes 615,000 common shares held by David N. Slavny, our director of business development, 1,083,333 shares subject to currently exercisable options granted to Mr. Slavny, and 368,750 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000. Excludes 939,500 shares held by the David N. Slavny Family Trust for which David N. Slavny disclaims beneficial interest.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our Board and approved by our stockholders, covering an aggregate of 8,608,833 unexercised shares of our common stock at December 31, 2011, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the Code) and non-qualified options. As of December 31, 2011, 1,109,333 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other prior plans. On February 3, 2009, our Board approved the 2009 stock option plan (2009 Plan), which authorizes options to purchase up to an aggregate of 4,000,000 common shares. Options issued to date are non-qualified options since the 2009 Plan has not been approved by stockholders. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2011, 602,500 options to purchase shares remain unissued under the 2009 Plan. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

The option plans are administered by our compensation committee, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

The per share exercise price of an incentive or non-qualified stock option may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the shares of common stock for which incentive stock options are first exercisable by any individual during any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him or her, more than 10% of the total combined voting power of all classes of stock of Infinite Group, Inc. shall be eligible to receive any incentive stock option under the option plans unless the option price is at least 110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

On September 1, 2010, we granted 100,000 non-qualified options to Mr. Upson with an exercise price of $.11, which options expired on December 31, 2011.

We granted options to Dr. Robbins as follows: in April 2003, we granted 7,500 non-qualified options with an exercise price of $.10; in March 2005, we granted 50,000 non-qualified options with an exercise price of $.10; in February 2006, we granted 5,000 options with an exercise price of $.33; and in August 2007 we granted 25,000 options with an exercise price of $.51; all which all are currently exercisable and expire ten years from each grant date.

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

Any unexercised options that expire or that terminate upon an optionee's ceasing to be affiliated with us become available once again for issuance.

The following table summarizes as of December 31, 2011 the (i) options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	3,499,500	$.27	1,109,333

2009 stock option plan that has not been approved by security holders (2)	3,397,500	$.12	602,500

Warrants granted to service providers (3)	100,000	$.50	-

Total	6,997,000	$.20	1,711,833

 ___________________________

(1)	Consists of grants under our 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 3,499,500 are exercisable at December 31, 2011.
(2)	Consists of grants under our 2009 Plan of which 1,222,833 are exercisable at December 31, 2011.
(3)	Consists of warrants to purchase 100,000 shares of common stock issued during 2007 to a consultant for services to assist us with business development through April 4, 2008, which are exercisable at $.50 per share and expire on April 4, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intelligent Consulting Corporation (ICC)

The consulting services provided by ICC have included: (i) developing new business strategies which led the implementation of our current business plans; (ii) developing and implementing improvements to our technology infrastructure; (iii) business development activities, and other specific projects to assist us in developing and implementing our business plans and other corporate matters. During the years ended December 31, 2011 and 2010, we paid ICC $0 and $30,000, respectively, for services rendered. ICC is controlled by James Villa, our Acting Chief Executive Officer and President and a director.

Donald Upson and ICG Government (ICG)

During the years ended December 31, 2011 and 2010, we paid $0 and $86,470, respectively, to ICG for consulting services. Mr. Upson, a member of our Board, is a principal partner of ICG which provided consulting services to us in 2010.

Officers and Directors

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC (“Northwest”). James Villa, our acting CEO and President, is the sole member of Northwest. At December 31, 2011, Northwest was the holder of convertible notes bearing interest at 6%, including principal and accrued interest, of $268,871 which mature on January 1, 2016. At December 31, 2011, the principal and a portion of the interest under the notes were convertible into shares of our common stock at a conversion price of $.05 per share (5,309,862 shares). During 2010, Northwest converted $40,000 of the principal and accrued interest on the notes into 800,000 shares of our common stock. During 2011, there were no conversions.

At December 31, 2011, Dr. Allan M. Robbins, a member of our Board, was the holder of convertible notes bearing interest at 6%, including principal and accrued interest, of $426,727 which mature on January 1, 2016. At December 31, 2011, the principal and interest under the notes were convertible into shares of our common stock at a conversion price of $.05 per share (8,534,542 shares).

At December 31, 2011, Mr. James Witzel, our chief financial officer, was the holder of a convertible note bearing interest at 6%, including principal and accrued interest, of $11,368 which matures on January 1, 2016. At December 31, 2011, the principal and interest under the note was convertible into shares of our common stock at a conversion price of $.05 per share (227,365 shares).

The interest rates on the aforementioned notes payable to Northwest, Dr. Robbins and Mr. Witzel (the “Notes”) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The Notes are secured by a security interest in all our assets.

Generally, upon notice, prior to the maturity date, we can convert all or a portion of the outstanding principal on the Notes; provided, however, at no time can we convert an amount that would result in a change of control and limit the use of our net operating loss carryforwards if the same amount were converted by the note holder.

The Notes are not convertible into shares of our common stock to the extent it would result in a change in control which would limit the use of our net operating loss carryforwards; provided, however, this limitation will not apply if we close a transaction with another third party or parties that results in a change of control which will limit the use of our net operating loss carryforwards.

Prior to any conversion, the holders of the Notes are entitled to convert their Notes, on a pari passu basis and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of our net operating loss carryforwards, does not occur; provided, however, the right to participate is only available to a noteholder if his Note is then convertible into 5% or more of our common stock.

In 2010, 2009 and 2006, we issued three demand notes to Dr. Robbins, in the principal amount of $40,000 with interest at 12% per annum (the “2010 Note”), $50,000 with interest at 10% per annum and $105,000 with interest at 18% per annum, respectively. At the election of the holder, the principal of the 2010 Note may be converted into 363,363 shares of our common stock at $.11 per share. At December 31, 2011, the outstanding principal balance on the 2010 Note remained unchanged and the principal balance remaining on the other two notes were $30,000 and $40,000, respectively. The aggregate accrued interest on all the notes was $70,598.

During 2010, we issued a demand promissory note to Mr. Villa in the principal amount of $50,000 with interest at 12% per annum. At December 31, 2011, $5,000 of principal and $4,289 of accrued interest was outstanding under the note. In February 2012, all outstanding balances due under the note were paid and the note was satisfied.

On October 28, 2011, we issued a demand promissory note to Mr. Witzel in the principal amount of $23,000 with interest at 18% per annum. At December 31, 2011, the entire principal amount and $352 of accrued interest was outstanding under the note. In February 2012, we repaid $10,000 of the principal, reducing the outstanding balance on the note to $13,000 plus accrued interest.

David N. Slavny

During 2005, we issued various notes to David N. Slavny, our Director of Business Development. The notes were consolidated into one note of $185,000 with interest at 12% per annum and further modified during 2008 such that the notes bear interest at 11% and principal matured on July 1, 2010. The notes are secured by all of our assets. At December 31, 2008, the notes had a balance of $109,000. Subsequent to December 31, 2008, the note balance was reduced to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible into shares of our common stock at $.16 per share, which was the closing price of our common stock on the date of the modification. At December 31, 2011, the balance of this note was $59,000 and is convertible into 368,750 shares of our common stock and accrued interest payable was $551.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. (formerly Freed Maxick & Battaglia, CPAs, PC), for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Audit fees	$80,500	$78,000

Audit related fees	-	-

Total audit and audit related fees	$80,500	$78,000

Audit fees for 2011 and 2010 were for professional services rendered for the audits of our annual consolidated financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

There were no tax or other non-audit related services provided by the independent accountants for 2011 and 2010.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**Form of Stock Option Plan. (2)
10.2	Form of Stock Option Agreement. (1)
10.3	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.4	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.7	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.8	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.9	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.10	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(6)
10.11	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)
10.12	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.13	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.14	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.15	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.16	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.17	Promissory note dated June 13, 2008 in favor of Dan Cappa. (9)
10.18	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (9)
10.19	**The 2009 Stock Option Plan. (9)
10.20	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.21	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.22	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2009. (10)
10.23	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010. (11)
10.24	Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.25	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2010. (13)
42

10.26	Modification agreement to promissory note between the Company and Carle C. Conway dated December 31, 2010. (13)
10.27	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.28	Trusteeship Agreement between the Company and the PBGC, effective as of November 1, 2011. (15)
10.29	Promissory note in favor of the PBGC in the principal amount of $300,000 (15)
14.1	Code of Ethics. (6)
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Freed Maxick CPAs, P.C., independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

_______________________

*Filed as an exhibit hereto.

**Management contract or compensatory plan or arrangement.

***Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-61856) and incorporated herein by reference.
(2)	Incorporated by reference to the Company's 1993 Preliminary Proxy Statement.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2010.
(12)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2011.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2011.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

44

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

/s/ Donald Upson
Donald Upson	Chairman of the Board	March 6, 2012

/s/ James Villa
James Villa	Acting Chief Executive Officer, President and Director (principal executive officer)	March 6, 2012

/s/ James Witzel
James Witzel	Chief Financial Officer	March 6, 2012
(principal financial and accounting officer)

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 6, 2012

CONSOLIDATED

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2011

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Infinite Group, Inc.

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

(Formerly known as Freed Maxick & Battaglia, CPAs, PC)

Buffalo, New York

March 6, 2012

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$36,894	$33,155
Accounts receivable, net of allowances of $70,000	1,023,326	709,302
Prepaid expenses and other current assets	21,204	15,392
Total current assets	1,081,424	757,849

Property and equipment, net	46,704	68,210

Deposits and other assets	15,924	18,424

	$1,144,052	$844,483

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$566,980	$651,976
Accrued payroll	379,666	283,425
Accrued interest payable	403,387	312,945
Accrued retirement and pension	659,650	3,129,584
Accrued expenses - other	39,968	54,717
Current maturities of long-term obligations - bank	32,360	25,954
Note payable	30,000	30,000
Notes payable - related parties	197,000	174,000
Total current liabilities	2,309,011	4,662,601

Long-term obligations:
Notes payable:
Banks and other	1,559,108	624,469
Related parties	501,324	501,324
Accrued pension obligation	-	1,291,119
Total liabilities	4,369,443	7,079,513

Commitments and contingencies (Notes 10 and 11)	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 (26,461,883 - 2010) shares issued and outstanding	25,961	26,461
Additional paid-in capital	30,078,784	29,999,371
Accumulated deficit	(33,330,136)	(33,299,715)
Accumulated other comprehensive loss	-	(2,961,147)
Total stockholders’ deficiency	(3,225,391)	(6,235,030)

	$1,144,052	$844,483

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Sales	$9,163,780	$9,398,434
Cost of services	6,602,364	6,918,717
Gross profit	2,561,416	2,479,717

Costs and expenses:
General and administrative	895,495	1,203,486
Defined benefit pension plan	103,822	513,859
Selling	1,249,115	1,608,802
Total costs and expenses	2,248,432	3,326,147

Operating income (loss)	312,984	(846,430)

Interest expense:
Related parties	(52,820)	(50,556)
Other	(238,791)	(220,854)
Total interest expense	(291,611)	(271,410)

Income (loss) before income tax expense	21,373	(1,117,840)

Income tax expense	1,794	1,230

Net income (loss)	$19,579	$(1,119,070)

Net income (loss) per share – basic and diluted	$.00	$(.04)

Weighted average shares outstanding – basic	26,357,773	25,986,267
Weighted average shares outstanding – diluted	29,090,273	25,986,267

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance - December 31, 2009	25,661,883	$25,661	$29,870,506	$(32,180,645)	$(2,805,040)	$(5,089,518)
Accrued interest - related party converted to common stock	800,000	800	39,200	-	-	40,000
Stock based compensation	-	-	89,665	-	-	89,665
Comprehensive loss:
Net loss	-	-	-	(1,119,070)	-	(1,119,070)
Other comprehensive loss:
Retirement benefit adjustment	-	-	-	-	(156,107)	(156,107)
Total comprehensive loss						(1,275,177)

Balance - December 31, 2010	26,461,883	$26,461	$29,999,371	$(33,299,715)	$(2,961,147)	$(6,235,030)

Shares of common stock repurchased and retired	(500,000)	(500)	(24,500)	(50,000)	-	(75,000)
Stock based compensation	-	-	103,913	-	-	103,913
Comprehensive income:
Net income	-	-	-	19,579	-	19,579
Other comprehensive income:
Retirement benefit adjustment	-	-	-	-	2,961,147	2,961,147
Total comprehensive income						2,980,726

Balance - December 31, 2011	25,961,883	$25,961	$30,078,784	$(33,330,136)	$-	$(3,225,391)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19,579	$(1,119,070)
Adjustments to reconcile net income (loss) to net cash used operating activities:
Stock based compensation	103,913	89,665
Depreciation	31,524	34,320
(Increase) decrease in assets:
Accounts receivable	(314,024)	409,278
Prepaid expenses and other assets	(3,312)	44,350
Increase (decrease) in liabilities:
Accounts payable	(84,996)	(34,481)
Accrued expenses	171,934	(34,239)
Accrued pension obligations	70,093	451,223
Net cash used by operating activities	(5,289)	(158,954)

Cash flows from investing activities:
Purchases of property and equipment	(10,018)	(5,078)
Net cash used by investing activities	(10,018)	(5,078)

Cash flows from financing activities:
Proceeds from notes payable	100,000	-
Repayments of notes payable	(28,954)	(19,524)
Proceeds from notes payable - related parties	23,000	90,000
Repayments of notes payable - related parties	-	(70,000)
Repurchase of shares of common stock	(75,000)	-
Net cash provided by financing activities	19,046	476

Net increase (decrease) in cash	3,739	(163,556)

Cash - beginning of year	33,155	196,711

Cash - end of year	$36,894	$33,155

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$198,856	$196,442

Income taxes	$1,794	$1,230

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

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no sales from customers in foreign countries during 2011 and 2010 and all assets are located in the United States. Certain projects required employees to travel to foreign countries during 2011 and 2010.

NOTE 2. - MANAGEMENT PLANS

The Company reported net income of $19,579 in 2011 and a net loss of $1,119,070 in 2010; a stockholders’ deficit at December 31, 2011 and 2010; and a decline in the Company’s 2011 sales compared with 2010. The Company’s business strategy is summarized as follows.

Business Strategy

The Company is a provider of reliable IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. The Company provides managed services that include managing leading edge operations and implementing complex programs in advanced server management, desktop and server monitoring and remediation, help desk and call center, data storage, backup and disaster recovery and project management. The Company provides cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. In addition, the Company provides IT solutions that address mobility, information security and unified communications. The Company also provides support to professional services organizations of software companies that need additional skilled resources when implementing solutions. The Company’s technical support personnel maintain leading edge certifications and qualifications in the respective software applications.

During 2011, the Company derived approximately 66% of its sales from one client, including sales under subcontracts for services to several different end clients. A portion of the revenue is derived from managing one of the nation’s largest Microsoft Windows environments for a major establishment of the U.S. Government. The Company provides this support under a subcontract entered into in 2004 with a large computer manufacturer and IT service provider. This contract renews annually and has been renewed through September 2012. The Company also provides services to a large enterprise Fortune 100 company under a separate subcontract arrangement with the same large computer manufacturer and IT service provider.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

The Company plans include continuing to provide cloud related IT managed services and solutions and expanding into the commercial sector including the SMB space. The Company also plans to begin to review potential acquisitions. The Company is committed to remaining on the leading edge of technologies and trends in the IT service sector. The Company’s ability to succeed may depend on how successful it is in differentiating itself from competition at a time when competition in these markets is on the rise.

The Company also provides support to professional services organizations of software companies that need additional skilled resources when implementing solutions. The Company intends to use its service track record and experience to market to other software companies which need its services. Company plans include increasing sales with existing customers.

The Company strategy has been to bid for contract vehicles that facilitate Federal and State government procurement requirements which allow the Company to compete further on task orders issued under the contract vehicles. The uncertainty in the Federal process along with a lack of socio-economic advantage makes it difficult for the Company to compete in the government market. The Company’s strategy is to establish partnerships to create a better competitive advantage.

•	Federal supply schedule contract, the U.S. General Services Administration (GSA). In 2008, the Company received a five-year extension of the GSA Contract. Having a GSA Contract allows the Company to compete for and secure prime contracts with all executive agencies of the U.S. Government as well as other national and international organizations. The GSA Schedule was revised in February 2011 to include new positions and a pricing schedule that now extends through December 27, 2013.
•	Navy’s SeaPort-Enhanced (SeaPort-e) program
•	Mississippi server virtualization contract
•	Navy Enterprise Maintenance Automated Information System (NEMAIS).

Also, the Company strategy is to build its business by delivering a wide range of IT solutions and services that address challenges common to many U.S. Government agencies, state and local governments and commercial companies including SMBs. The Company believes that its core strengths position the Company to respond to the long-term trends and changing demands of the IT markets.

The Company has established several areas of specific focus with the objective of increasing its sales, which include the following:

•	Cloud computing;
•	Managed services;
•	Mobility and information security;
•	Program and project management;
•	Business continuity planning;
•	Business process development and management;
•	Consulting and engineering services; and

•	Support services to software companies.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

U.S. Government Sector - The Company maintains business development personnel in the Washington, D.C. area to identify and respond to new sales opportunities within the U.S. Government market. The Company continues to focus on providing quality services and seeking other business opportunities. The Company has also focused on increasing U.S. Government sales by developing teaming agreements with major systems integrators and has established several such agreements. The Company, through its prime contractor teaming partners, has submitted and continues to submit proposals for new projects. Awards from certain proposals are anticipated in the future although the government financing and procurement processes are lengthy.

State and Local Government Sector - The Company has focused its development efforts in the Gulf Coast area of the U.S. which is undergoing a major rebuilding of its state and local government technology infrastructure. The Company has established itself as a preferred vendor in the State of Mississippi in connection with certain specialized technology offerings. Various opportunities have been identified in the State of Mississippi and the Company earned sales from various projects in 2011 and 2010.

Commercial -The Company has begun marketing in the commercial market space which includes SMBs. The Company believes its experience with large commercial enterprise and large government agencies differentiates it from companies in the SMB markets that do not possess this experience. The Company’s strategy is to capitalize on that experience as a cloud service provider when competing for business.

Cloud Computing Virtualization Projects - As part of the Company’s strategy to remain on the leading edge of complex virtualized solutions, the Company maintains a comprehensive list of offerings in cloud computing related services. Cloud computing is defined as leveraging internet-based resources to deliver services, processing power and data storage. By using cloud computing, organizations can respond dynamically to business demands, allaying the need to have extraneous systems on standby in anticipation of such peaks. Cloud computing can involve both on-premise clouds and off-premise clouds. On-premise clouds involve an organization designing and implementing a large processing and storage fabric within its own data center. Off-premise clouds involve using a third-party cloud service provider to host the needs of an organization. In both cases the underlying solution typically involves a virtualized infrastructure managed through intelligent automation. A blended cloud structure (hybrid) solution can be designed to accomplish the same result.

The Company’s service offerings include cloud readiness assessments, cloud migration services and various platform-as-a-service solutions. The Company has hired and trained specialists, who architect, design and upgrade computer systems using the latest technologies that allow for more efficient use of existing infrastructure, which the Company refers to as cloud computing virtualization projects. The Company’s staff has successfully completed cloud computing virtualization projects for major establishments of the U.S. Government and has completed numerous projects for various U.S. Government agencies and commercial organizations. The Company has used this experience and skill set to develop new business opportunities with governmental, not-for-profit and commercial organizations.

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

Defined Benefit Pension Plan Terminated in 2011

On November 1, 2011, in accordance with the terms of the Settlement Agreement, dated September 6, 2011 (the “Settlement Agreement”), between the Company and the Pension Benefit Guaranty Corporation (the “PBGC”), the Company received from the PBGC the executed Agreement for Appointment of Trustee and Termination of the Osley & Whitney, Inc. Retirement Plan (the "O&W Plan") (the “Trusteeship Agreement”). The Trusteeship Agreement:

•	terminated the O&W Plan;
•	appointed the PBGC as the statutory trustee of the O&W Plan; and
•	established November 30, 2001 as the termination date for the O&W Plan.

On October 17, 2011, in accordance with the Settlement Agreement, the Company: (i) purchased 500,000 shares of its common stock from the O&W Plan for $130,000 (see note 7); (ii) issued a promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (see note 6); and (iii) agreed to make future payments through December 31, 2017 out of the Company’s “Free Cash Flow,” as defined in the Settlement Agreement, not to exceed $569,999 (see note 6). The Settlement Agreement contains specific events of default and provisions for remedies upon default. The purchase price for the 500,000 shares was funded by the Company using the proceeds from the placement of a convertible note in the principal amount of $100,000 to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company’s working capital.

Since the PBGC terminated the O&W Plan as of November 30, 2001, the Company has no further obligations to the O&W Plan and the PBGC other than those stated in the Settlement Agreement. During the years ended December 31, 2011 and 2010, the Company recorded defined benefit pension plan expense of $103,822 and $513,859, respectively. The 2011 defined benefit pension plan expense was offset by a $294,438 gain in connection with the O&W Plan termination. The Company continues to carry current liabilities of $500,000 related to the O&W Plan (See note 10.).

Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance. Two leases for office space expired in 2011 and were not renewed. The Company realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls. As a result of the termination of the O&W Plan, the Company will no longer incur pension expense for the O&W Plan.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

The Company generated operating income of $312,948 and net income of $19,579 in 2011 as compared to an operating loss of $846,430 and a net loss of $1,119,070 in 2010. The Company earned operating income and net income in the fourth quarter of 2011. A portion of this improvement came in 2011 from recording a gain of $294,438 as a result of the termination of the O&W Plan.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. However, if the Company does not continue to maintain or improve the results of its operations in future periods, the Company expects that additional working capital will be required to fund its business. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth. There is no assurance that in the event the Company needs additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

Management determined that an allowance of approximately $70,000 for doubtful accounts was reasonably stated at December 31, 2011 and 2010.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2011 and 2010. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2011, the Company sold approximately $7,152,000 ($6,352,000 - 2010) of its accounts receivable to the Purchaser.  As of December 31, 2011, $729,689 ($654,853 - 2010) of these receivables remained outstanding.  Additionally, as of December 31, 2011, the Company had approximately $315,000 available under the financing line with the financial institution ($230,000 – 2010).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $172,260 at December 31, 2011 ($123,067 - 2010), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the fees totaled approximately $160,900 for the year ended December 31, 2011 ($145,700 - 2010). These fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2011 and 2010.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue Recognition - The Company’s revenues are generated under both time and material and fixed price agreements.  Consulting revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs.  Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients.  Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, the Company believes that collection is reasonably assured.

During 2011, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.5% of total sales (68.4% - 2010) and 42.5% of accounts receivable (64.6% - 2010) at December 31, 2011. Sales to another client, which consisted of sales under subcontracts, accounted for 19.2% of sales in 2011 and 29.4% of accounts receivable at December 31, 2011.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2011 or 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2004 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, stock options and stock warrants. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2011:

	Income	Shares	Per
	(Numerator)	(Denominator)	Share
Income available to common stockholders	$19,579	26,357,773	$.00
Effect of dilutive securities:
Common stock options	-	2,732,500
Diluted earnings per share - income available to common stockholders with assumed conversions	$19,579	29,090,273	$.00

For the year ended December 31, 2011 and 2010, convertible debt, options and warrants to purchase 23,772,101 and 24,838,013 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted net earnings (loss) per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Comprehensive Income - The Company accounts for comprehensive income under FASB ASC 220 “Comprehensive Income,” which establishes standards for reporting and measuring of all changes in equity that result from transactions, other events and circumstances from non-owner sources.  The Company reported the retirement benefit adjustment as a component of comprehensive income (loss) in the statement of stockholders’ deficiency for the years ended December 31, 2011 and 2010.

Fair Value Measurements - The Company accounts for its fair value measurements in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures.” Fair value measurements apply to the O&W Plan assets and liabilities.

Valuation Hierarchy – The O&W Plan assets and liabilities which are measured at fair value and are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

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

Reclassifications - The Company reclassifies certain prior year amounts to conform to the current year’s presentation.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements - In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for the Company at June 30, 2011. As a result of the adoption of ASU 2011-04, there was no impact on the Company’s financial position, results of operations or cash flows.

Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company is currently evaluating the impact, if any, that the adoption of ASU 2011-05 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable			December 31,
	Lives			2011	2010

Software	3	to	5 years	$29,386	$25,855
Equipment	3	to	10 years	201,243	194,756
Furniture and fixtures	5	to	7 years	11,984	11,984
Leasehold improvements		3 years		3,286	3,286
				245,899	235,881
Accumulated depreciation				(199,195)	(167,671)
				$46,704	$68,210

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - NOTES PAYABLE – CURRENT

Note payable at December 31, 2011 and 2010 consists of an unsecured demand note payable of $30,000 with interest at 10%.

Notes payable - related parties consist of:

	December 31,
	2011	2010

Convertible note payable to employee, 11% (A)	$59,000	$59,000
Demand note payable to director, 18%, unsecured	40,000	40,000
Convertible demand note payable to director, 12%, unsecured (B)	40,000	40,000
Demand note payable to director, 10%, unsecured	30,000	30,000
Demand note payable to officer and director, 12%, unsecured	5,000	5,000
Demand note payable to officer, 18%, unsecured	23,000	-
	$197,000	$174,000

(A) Convertible note payable to employee, 11% - At December 31, 2011 and 2010, the Company was obligated to an employee for $59,000 with interest at 11%. The note is secured by a subordinate lien on all of the Company's assets. The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share.

(B) Convertible demand note payable to director, 12%, - At December 31, 2011 and 2010, the Company was obligated to a director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other

Term notes payable - banks and other consist of:

	December 31,
	2011	2010
Note payable, 12%, secured, due January 1, 2013	$265,000	265,000
Convertible term note payable,12%, secured, due January 1, 2013	175,000	175,000
Convertible notes payable, 6%, due January 1, 2016	150,000	150,000
Term note payable - PBGC, 6%, secured (a)	297,000	-
Obligation to PBGC based on free cash flow	569,999	-
Convertible term note payable, 7%, secured (a)	100,000	-
Term notes payable - banks, secured (a)	34,469	60,423
	1,591,468	650,423
Less current maturities	32,360	25,954
	$1,559,108	$624,469

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

Convertible term note payable, 12%, secured, due January 1, 2013 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and is due, as modified during 2010, on January 1, 2013. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

Convertible notes payable, 6%, due January 1, 2016 - At December 31, 2011, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2010). The principal is convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2011 (6.0% - 2010). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with the Settlement Agreement, the Company issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (the “PBGC Note”). See note 10 for further information related to the O&W Plan termination.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation is contingent upon the Company earning free cash flow in excess of defined amounts which vary by year. The annual amount is due 15 days after the issuance of the Company’s audited financial statements relating to the previous year.  There are no amounts due in 2012 based on the calculation of free cash flow for the year ended December 31, 2011.  The Settlement Agreement contains  specific events of default and provisions for remedies upon default. See note 10 for further information related to the O&W Plan termination.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Convertible term note payable, 7%, secured - In accordance with the Settlement Agreement, the Company repurchased 500,000 shares of its common stock from the O&W Plan for $130,000 which was funded from the proceeds of a convertible note in the principal amount of $100,000 to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company's working capital. The note bears interest at the rate of 7% per annum, payable monthly, matures on October 3, 2016 and is secured by a subordinate lien on all of the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

Term notes payable - banks, secured - The Company renewed a loan agreement during 2010 for the secured financing of a vehicle. The loan had a balance of $17,038 at December 31, 2011, ($22,123 – 2010), bears interest at 5.5% and is due in aggregate monthly installments of approximately $515 through December 2014. The Company entered into capital lease agreements during 2010, 2009 and 2008 for the secured financing of office and technology equipment. The loans have a balance of $17,431 at December 31, 2011, ($38,300 – 2010) bear interest at rates ranging from 12.6% to 17.3% and are due in average monthly installments of $1,249 through December 2012 and $203 through February 2013.

Notes Payable - Related Parties

Related parties - convertible notes payable, 6%, due January 1, 2016 - The Company has various notes payable to related parties totaling $501,324 at December 31, 2011 and 2010, which mature on January 1, 2016 with principal and accrued interest convertible, except for interest on one note for $25,000 which is not convertible, at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2011 (6.0% - 2010). The interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum, except that one note for $25,000 has a fixed interest rate of 6%.

During 2010, one holder converted $40,000 of accrued interest payable into 800,000 shares of common stock.

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all of the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Minimum future annual payments of long-term obligations as of December 31, 2011 are as follows:

2012	$32,360
2013	460,116
2014	17,993
2015	87,000
2016	763,324
Thereafter	731,999
Total long-term obligations	$2,092,792

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2011 and 2010 there were no preferred shares issued or outstanding.

Common Stock - During the year ended December 31, 2011, in accordance with the settlement agreement with the PBGC and in connection with the termination of the O&W Plan, the Company purchased 500,000 shares of its common stock from the O&W Plan for $130,000 of which $75,000 was recorded as retirement of shares of common stock, which included $50,000 recorded as an adjustment to accumulated deficit because it was the amount in excess of the original amount recorded at issuance. The excess over fair value of the shares of common stock on the date of closing of $55,000 was expensed in 2011. During the year ended December 31, 2010, the Company issued 800,000 shares of common stock upon conversion of $40,000 of accrued interest payable to a related party.

Warrants - During 2006, the Company engaged the services of an investment banking group on a non-exclusive basis to provide advice concerning financial planning, corporate organization and structure, business combinations, and related services. The Company issued a warrant to acquire 100,000 shares of common stock exercisable at $.50 per share, which vested on January 1, 2006, of which 22,500 were exercised during 2008, and the balance of 77,500 expired on December 31, 2010.

On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire 500,000 shares of the Company’s common stock, exercisable at $.30 per share. During, 2009 and 2007, the consultant vested in 80,000 and 100,000 shares, respectively, as a result of achieving performance measures. During 2009 and 2008, the Company issued 33,265 and 62,500 shares of common stock upon the consultant’s exercise of warrants for 80,000 and 100,000 common shares on a cashless basis, respectively. The balance of 320,000 shares under the terms of the warrant expired on March 2, 2011.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

On May 1, 2006, the Company engaged the services of a consultant and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock exercisable at $.35 per share which warrant expired unvested on April 30, 2011.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expires on April 4, 2012. During 2007, the consultant vested in 100,000 shares.

The following is a summary of warrant activity for the years ended December 31, 2011 and 2010:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	547,500	$.37
Expired during 2010	(77,500)	$.50
Outstanding at December 31, 2010	470,000	$.35
Expired during 2011	(370,000)	$.31
Outstanding and exercisable at December 31, 2011	100,000	$.50	One third of a year	$-

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 4,608,833 common shares at December 31, 2011 (5,118,833 - 2010). No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans. As of December 31, 2010, 1,109,333 options to purchase shares remain unissued under the 2005 plan. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares. As of December 31, 2010, 602,500 options to purchase shares remain unissued under the 2009 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

Volatility is based on data used by other companies in the IT services industry and overall greater market volatility of companies during recent periods. The expected life of the options was assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used for the years ended December 31, 2011 and 2010.

	2011	2010
Risk-free interest rate	1.16% - 2.46%	1.73% - 2.90%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate. Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2011 and 2010:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,491,500	$.26
Granted	1,766,000	$.14
Expired	(306,667)	$.13
Forfeited	(536,333)	$.46
Outstanding at December 31, 2010	6,414,500	$.22
Granted	1,786,500	$.10
Expired	(1,186,500)	$.20
Forfeited	(125,000)	$.13
Outstanding at December 31, 2011	6,889,500	$.20	6.4 years	$9,501

Exercisable at December 31, 2011	4,714,833	$.23	5.2 years	$9,152

At December 31, 2011, there was approximately $118,000 of total unrecognized compensation cost related to outstanding non-vested options. This cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the year ended December 31, 2011 was approximately $100,000.

The weighted average fair value of options granted was $.06 and $.14 per share for the years ended December 31, 2011 and 2010, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. No options were issued during 2011 and 2010 and no new options are issuable under the terms of this plan. During 2011 and 2010, 10,000 and 5,000 options expired, respectively. At December 31, 2011, there were 7,500 (17,500 - 2010) options outstanding to directors under this plan, all of which are exercisable. These options are exercisable at $.10 per share and expire in 2013.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2011	2010

Current - State	$1,794	$1,230
Deferred:
Federal	2,050,000	2,136,000
State	598,000	335,000
	2,648,000	2,471,000
Change in valuation allowance	(2,648,000)	(2,471,000)
	$1,794	$1,230

At December 31, 2011, the Company recorded a decrease to the deferred tax asset related to the termination of its defined pension benefit liability. A portion of this decrease, approximately $1,182,000, was recorded through other comprehensive income offset by the reversal of the related valuation allowance.

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $10,100,000 and various state net operating loss carryforwards of approximately $1,100,000 which expire from 2012 through 2031. The Company has reduced its federal net operating loss carryforward by approximately $7,200,000 as it may not be able to utilize losses from its inactive subsidiaries. The Company has reduced its state net operating loss carryforward by approximately $2,200,000 as it may not be able to utilize losses in states that it does not presently operate in. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2011, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined pension plan expenses, in the amount of approximately $4,131,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9. - INCOME TAXES – CONTINUED

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,510,000	$6,137,000
Defined benefit pension liability	385,000	1,606,000
Property and equipment	14,000	14,000
Reserves and accrued expenses payable	222,000	204,000
Gross deferred tax asset	4,131,000	7,961,000
Deferred tax asset valuation allowance	(4,131,000)	(7,961,000)
Net deferred tax asset	$-	$-

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2011	2010
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	2,803.9	(45.3)
Stock-based compensation	128.6	(1.4)
Defined benefit pension termination	254.5	-
Other permanent non-deductible items	15.2	(0.3)
Change in valuation allowance	(12,387.2)	221.1
Net operating loss carryforward adjustment	9,058.6	(207.7)
Expired stock-based compensation options and warrants	97.7	(0.5)
Other	3.1	-
Effective income tax rate	8.4%	(.1)%

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - The Company offers a simple IRA plan as a retirement plan for eligible employees. Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year. Eligible employees may contribute a percentage of their compensation up to a maximum of $11,500 for 2011 and 2010. The Company can elect to make a discretionary contribution to the Plan. For the years ended December 31, 2011 and 2010 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% and 1%, respectively, of the employee’s compensation for the year. The Company match for the year ended December 31, 2011 was $53,830 ($20,588 – 2010).

Defined Benefit Plan - The Company acted as sponsor for a contributory defined benefit pension plan, the O&W Plan, that was terminated by the PBGC on November 1, 2011. The O&W Plan covered all salaried and hourly employees at Osley & Whitney, Inc. (O&W) that were scheduled to work at least 1,000 hours per year. During the year ended December 31, 2001, the Company discontinued the operations of O&W and on December 30, 2002 sold all of the common stock of O&W to a third party but continued to act as sponsor for the plan. The termination of the employees' services earlier than expected resulted in a plan curtailment, accounted for in accordance with former Statement of Financial Standards Statement 88 in 2001. No future benefits will be earned by plan participants. As a result, the accumulated benefit obligation (the actuarial present value using the current salary level of the benefits earned to date by the Plan participant) and projected benefit obligation (the actuarial present value using the salary level at retirement age of the benefits earned to date by the Plan participant) are the same amount. The Plan remained in existence to pay benefits as participants qualified until it was terminated during 2011.

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

During 2007, the Company submitted information to the Department of Treasury (Treasury) advocating that it had no legal obligation to act as the sponsor of the O&W Plan to ascertain whether the Treasury concurred or disagreed with this position. The Company subsequently provided responses to Treasury inquiries related to this determination. In October 2009, the Company received a report from the Treasury that stated that the Treasury staff disagreed with the Company’s position and as a result, the Company is responsible for excise taxes attributed to the funding deficiency of $1,836,359 for the years 2003 through 2007. The report also stated that proposed 10% excise taxes of $348,500, penalties for late payment of excise taxes of approximately $1.2 million and 100% excise taxes of approximately $3.5 million related to the years ended December 31, 2006 and 2007 may be imposed. Penalties for late payment may be removed if the Company provides reasonable cause for not paying the excise taxes and the Treasury concurs with the Company’s position. The Company and its outside legal counsel disagree with significant aspects of both the factual findings and legal conclusions set forth in the report and, in accordance with Treasury procedures, have responded with a detailed analysis of its opposition to the findings. The Company is diligently pursuing all appropriate steps to perfect its appeal rights and attempt to prevail on the merits of its position, which includes filing a protest, requesting an appeals conference, and, if needed, petitioning the tax court and advocating its position in that forum.

If the Company does not ultimately prevail, it will become obligated for excise taxes due to the Treasury on accumulated unfunded contributions for the years ended December 31, 2006 and 2007 of approximately $348,500, as stated above, and potentially additional 10% excise taxes of approximately $440,000 for the years ended December 31, 2009 and 2008, which have not been accrued. The Company believes that since the PBGC established November 30, 2001 as the termination date of the O&W Plan, no subsequent contributions to the O&W Plan are required and accordingly there is no basis to assess excise taxes. No amounts have been accrued for 2006 and subsequent years based upon the Company’s determination that it has no legal obligation to act as the O&W Plan sponsor and the Company’s belief that the likelihood is not probable that it will be required to pay these excise taxes. Further, if the Company does not ultimately prevail, it may be required to pay interest on these excise taxes and potentially incur penalties for late payment of excise taxes and additional excise taxes up to 100% of each year’s funding deficiency. The Company has accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions for 2003, 2004 and 2005 of approximately $480,000 due to the Treasury as of December 31, 2011, which is included in current liabilities - accrued retirement and pension. No excise taxes, late fees or interest for 2006 and subsequent years have been accrued.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

O&W Plan Terminated in 2011

During 2011, the Company completed discussions of settlement terms with the PBGC with the objective of terminating the O&W Plan. On September 6, 2011, the Company received notification from the PBGC that it had executed a Settlement Agreement with the Company, effective September 1, 2011 and issued a Notice of Determination (the “PBGC Determination”) that the O&W Plan had not met the minimum funding standard required under section 412 of the Internal Revenue Code and would be unable to pay benefits when due, which PBGC Determination was a condition precedent to the Company’s obligations under the Settlement Agreement.

On October 17, 2011, in accordance with the Settlement Agreement, the Company:

•	purchased 500,000 shares of its common stock from the O&W Plan for $130,000 (See note 7.);
•	issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (See note 6.); and
•	agreed to make annual future payments through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. Each annual payment is contingent upon the Company earning "Free Cash Flow" in excess of defined amounts which vary by year. No payment was due for 2011.

The Settlement Agreement contains specific events of default and provisions for remedies upon default. The purchase price for the 500,000 shares was funded from the proceeds of the placement by the Company of a convertible note in the principal amount of $100,000 (the “Convertible Note”) to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company's working capital.

On November 1, 2011, in accordance with the terms of the Settlement Agreement, the Company received from the PBGC the executed Trusteeship Agreement. The Trusteeship Agreement:

•	terminated the O&W Plan;
•	appointed the PBGC as the statutory trustee of the O&W Plan; and
•	established November 30, 2001 as the termination date for the O&W Plan.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

As a result of the PBGC’s termination of the O&W Plan as of November 30, 2001, the Company has no further obligations to the O&W Plan or the PBGC other than those stated in the Settlement Agreement. Further, the Company believes that the outcome with the PBGC and specifically the O&W Plan's termination date of November 30, 2001, increases the likelihood of the Company prevailing with the Treasury in its position that it had no legal obligation to act as the sponsor of the O&W Plan. However, there is no assurance that the Company will prevail in its position with the Treasury. Accordingly, at December 31, 2011, the Company had accrued $480,000 for excise taxes due to the Treasury including penalties and interest as discussed above.

During the years ended December 31, 2011 and 2010, the Company recorded defined benefit pension plan expense of $103,822 and $513,859, respectively. The 2011 defined benefit pension plan expense was offset by a $294,438 gain in connection with the O&W Plan termination. The Company continues to carry current liabilities of $500,000 related to the O&W Plan and long-term obligations to the PBGC of $569,999. (See note 6.)

At December 31, 2010, the O&W Plan had an accrued pension obligation liability of $4,314,883 which includes the underfunded amount plus interest on past due payments and excise taxes including penalties and interest of approximately $470,000 as discussed above. Accumulated other comprehensive loss of $2,961,147 at December 31, 2010 has been recorded as a reduction of stockholders’ equity. During 2011, the PBGC assumed the obligation to pay benefits in connection with the termination of the O&W Plan and the Company recorded a gain of $294,438 as a result of the termination of the O&W Plan.

The measurement dates used to determine the pension measurements for the pension plan is December 31, 2011 and 2010. Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the period through the O&W Plan termination date in 2011 and for the year ended December 31, 2010:

	2011	2010
Interest cost	$203,635	$290,125
Expected return on plan assets	(90,575)	(156,590)
Service cost	31,499	50,000
Actuarial loss	101,877	127,526
Net periodic pension cost	$246,436	$311,061

The following sets forth the funded status of the Plan and the amounts shown in the accompanying balance sheets:

	2011	2010
Projected benefit obligation:
Benefit obligation at beginning of year	$5,160,059	$5,095,732
Interest cost	203,635	290,125
Change in discount rate assumption	-	182,616
Change in mortality assumption	-	11,678
Actuarial loss	101,877	28,518
Benefits paid	(375,612)	(448,610)
Termination of the O&W Plan	(5,089,959)	-
Projected benefit obligation at end of year	$-	$5,160,059

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

	2011	2010
Plan assets at fair value:
Fair value of plan assets at beginning of year	$1,601,276	$2,004,117
Actual return of plan assets	137,696	88,240
Benefits paid	(375,612)	(448,610)
Expenses paid	(34,882)	(42,471)
Transfer of assets to PBGC due to termination of the O&W Plan	(1,328,478)	-
Fair value of plan assets at end of year	$-	$1,601,276

	2011	2010

Funded status (deficit)	$(3,558,783)	$(3,558,783)
Unrecognized actuarial loss	(2,961,147)	(2,961,147)
	(6,519,930)	(6,519,930)
Amounts recognized in accumulated other comprehensive loss	-	2,961,147
Termination of the O&W Plan	(6,519,930)	-
Accrued pension cost	$-	$(3,558,783)

Amounts recognized in the consolidated balance sheet consist of:

	2011	2010

Current liabilities	$500,000	$3,023,764
Noncurrent liabilities	-	1,291,119
	$500,000	$4,314,883

The major actuarial assumptions used in the calculation of the pension obligation follow (2011 assumptions are not applicable since the O&W Plan was terminated by the PBGC):

	2011	2010
Discount rate	5.95%	5.95%
Expected return on plan assets	8.90%	8.90%
Rate of increase in compensation	N/A	N/A

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The investment strategy was to manage the assets of the Plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits. This strategy was implemented by holding equity investments while investing a portion of the assets in fixed income debt securities to match the long-term nature of the liabilities. An independent fee based investment management company made all investment decisions subject to the Plan’s investment strategy. The assets were held by a separate trust company as custodian for the Plan. For equity investments, the manager implemented its defined process that focuses on the merits of individual companies allowing it to find opportunities across the globe. The process included identifying industry sector groups that met the investment strategy, profiling investment alternatives, establishing buy and sell targets based on strategy and strict pricing disciplines, and accepting only those investments that meet the strategy, pricing and Plan objectives. Investments were monitored on an ongoing basis to assure they continue to meet the strategy, pricing and Plan objectives.

The O&W Plan's weighted average asset allocations at December 31, 2010, by asset category, were as follows:

Asset Category	Target %	2010
Domestic equity securities		49%
International equity securities		3%
Equity securities	60%	52%
Interest bearing debt securities	40%	48%
Total	100%	100%

Assets in the trust fund were held for the sole benefit of participating former employees and retirees.  They were comprised of the following securities as of December 31, 2010, which are level 1 and level 2 investments. Small cap equities consist of 500,000 common shares of the Company at December 31, 2010. No assets were held by the O&W Plan at December 31, 2011 since it was terminated by the PBGC during 2011.

The fair values of the pension plan assets at December 31, 2010, by asset category follow:

	Total	Level 1	Level 2
Cash and cash equivalents equivalents	$52,371	$52,371	$-

U.S. equity securities:
U.S. large cap	611,505	611,505	-
Small cap	17,450	17,450	-
U.S. equity mutual funds:
Financial services	24,985	24,985	-
Life sciences	39,251	39,251	-
Opportunity series	30,801	30,801	-
Real estate	16,058	16,058	-
Small cap	26,767	26,767	-
Technology	23,776	23,776	-
	790,593	790,593	-
International equity mutual funds	42,217	42,217	-

Fixed income securities:
U.S. Government agency	30,682	-	30,682
U.S. Treasury notes	217,947	-	217,947
Fixed income mutual funds	467,466	467,466	-
	716,095	467,466	248,629

Total investment securities	$1,601,276	$1,352,647	$248,629

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

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters and branch office facilities under operating lease agreements that expire at various dates through 2012. Rent expense under operating leases for the year ended December 31, 2011 was approximately $97,000 ($149,000 - 2010). Future minimum payments required under these leases are $13,100 in 2012.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - RELATED PARTY CONTRACTS AND ACCRUED INTEREST PAYABLE

Consulting Contracts - The Company contracted with Intelligent Consulting Corporation (ICC) on a month-to-month basis to provide consulting services relating to business development services for the Company and other general corporate matters through February 25, 2010. The Company paid ICC $30,000 during the year ended December 31, 2010. On February 25, 2010, the principal of ICC became an employee of the Company with the position of President.

On October 2, 2009, the Board of Directors of the Company appointed Donald Upson to the board, filling an existing vacancy. Subsequently, Mr. Upson became Chairman of the Board. From June 2009 through August 2010, Mr. Upson, through his consulting firm, provided consulting services on a month-to-month basis and the Company accrued expense of $86,470 for 2010. On September 1, 2010 and through December 1, 2011, Mr. Upson was an employee of the Company in the position of federal business strategist.

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $281,433 at December 31, 2011 ($235,402 - 2010).

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, for the years ended December 31, 2011 and 2010 follow:

	2011	2010
Issuance of note payable and other consideration to PBGC in satisfaction of accrued pension obligation according to the Settlement Agreement	$869,999	$-

Purchase of equipment through long-term obligations	$-	$38,675

Conversion of convertible accrued interest payable due to a related party into 800,000 shares of common stock	$-	$40,000

