Form 10-Q
period 2012-03-31
INFINITE GROUP INC
filed 2012-05-11
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2012

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 11, 2012.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINITE GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2012 (Unaudited)	2011
ASSETS
Current assets:
Cash	$6,319	$36,894
Accounts receivable, net of allowances of $70,000	863,252	1,023,326
Prepaid expenses and other current assets	37,029	21,204
Total current assets	906,600	1,081,424

Property and equipment, net	42,119	46,704

Deposits and other assets	4,318	15,924

Total assets	$953,037	$1,144,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$515,344	$566,980
Accrued payroll	412,684	379,666
Accrued interest payable	396,008	403,387
Accrued retirement and pension	184,499	659,650
Accrued expenses - other	21,468	39,968
Current maturities of notes payable - banks and other	30,750	32,360
Notes payable	470,000	30,000
Notes payable - related parties	179,000	197,000
Total current liabilities	2,209,753	2,309,011

Long-term obligations:
Notes payable:
Banks and other	1,112,277	1,559,108
Related parties	501,324	501,324
Total liabilities	3,823,354	4,369,443

Commitments and contingencies (Note 6)	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 (25,961,883 - 2011) shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,098,856	30,078,784
Accumulated deficit	(32,995,134)	(33,330,136)
Total stockholders’ deficiency	(2,870,317)	(3,225,391)
Total liabilities and stockholders’ deficiency	$953,037	$1,144,052

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales	$2,530,856	$2,009,482
Cost of services	1,894,538	1,536,037
Gross profit	636,318	473,445

Costs and expenses:
General and administrative	412,702	247,623
Defined benefit pension plan	(480,000)	151,863
Selling	287,511	339,544
Total costs and expenses	220,213	739,030
Operating income (loss)	416,105	(265,585)

Interest expense:
Related parties	(13,602)	(12,864)
Other	(67,501)	(52,762)
Total interest expense	(81,103)	(65,626)

Income (loss) before income tax expense	335,002	(331,211)
Income tax expense	0	(1,180)
Net income (loss)	$335,002	$(332,391)

Net income (loss) per share - basic and diluted	$0.01	$(.01)

Weighted average shares outstanding - basic	25,961,883	26,461,883
Weighted average shares outstanding - diluted	26,166,699	26,461,883

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net income (loss)	$335,002	$(332,391)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	20,072	16,328
Reduction of accrued retirement and pension	(480,000)	0
Depreciation	12,121	7,954
Decrease (increase) in assets:
Accounts receivable	160,074	197,852
Other assets	(4,219)	1,284
(Decrease) increase in liabilities:
Accounts payable	(51,636)	55,323
Accrued expenses	7,139	(84,549)
Accrued retirement and pension	4,849	132,921
Net cash provided (used) by operating activities	3,402	(5,278)

Investing activities:
Purchases of property and equipment	(7,536)	(5,452)
Net cash used by investing activities	(7,536)	(5,452)

Financing activities:
Repayments of notes payable-related parties	(18,000)	0
Repayments of notes payable	(8,441)	(6,179)
Net cash used by financing activities	(26,441)	(6,179)

Net decrease in cash	(30,575)	(16,909)
Cash - beginning of period	36,894	33,155
Cash - end of period	$6,319	$16,246

Supplemental disclosure:
Cash paid for:
Interest	$88,187	$41,010
Income taxes	$0	$1,180

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2011 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2011 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values for all instruments were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of March 31, 2012 and December 31, 2011.

Recent Accounting Pronouncements - Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company has adopted the presentation of a single continuous statement of comprehensive income. There were no adjustments to other comprehensive income during the three months ended March 31, 2012.

Note 3. Warrants

On April 5, 2007, the Company engaged the services of a consultant for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which warrant expired unexercised on April 6, 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted, expired or forfeited during the three months ended March 31, 2012. The following assumptions were used for the three months ended March 31, 2011:

2011
Risk-free interest rate	2.36% - 2.46%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers of $20,072 and $16,328 for the three months ended March 31, 2012 and 2011, respectively.

No options were exercised during the three months ended March 31, 2012 and 2011. The weighted average fair value of options granted during the three months ended March 31, 2011 was approximately $.05. The status of stock options at March 31, 2012 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2012	6,889,500	$.20	6.2 years	$45,157

Exercisable at March 31, 2012	4,855,167	$.23	5.1 years	$36,835

At March 31, 2012, there was approximately $96,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the three months ended March 31, 2012 was approximately $13,000.

Note 5. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share as of March 31, 2012:

	Income (Numerator)	Shares (Denominator)	Per Share
Income available to common stockholders	$335,002	25,961,883	$.01
Effect of dilutive securities - common stock options	0	204,816
Diluted earnings per share - income available to
common stockholders with assumed conversions	$335,002	26,166,699	$.01

For the three months ended March 31, 2012 and 2011, convertible debt, options and warrants to purchase 26,445,013 and 24,712,064 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Employee Pension Plan

On March 30, 2012, the Company received the decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that the Company did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the Osley & Whitney, Inc. Retirement Plan (O&W Plan). As a result, during the three months ended March 31, 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions. At December 31, 2011, this amount was included on the Company’s balance sheet under Current Liabilities - Accrued retirement and pension.

Since the Pension Benefit Guaranty Corporation (PBGC) terminated the O&W Plan as of November 30, 2001 and the United States Tax Court decided on March 27, 2012 that no excise taxes are due as stated herein, the Company has no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

Defined benefit pension plan expenses include expenses (including net periodic pension cost, professional services, and interest costs) associated with the O&W Plan of $151,863 for the three months ended March 31, 2011. Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the three months ended March 31, 2011:

Interest cost	$67,878
Expected return on plan assets	(30,193)
Service cost	10,500
Actuarial loss	33,960
Net periodic pension cost	$82,145

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the three months ended March 31, 2011. Additionally, there were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2011.

Note 7. Notes Payable

During the three months ended March 31, 2012, the Company repaid a $5,000 note payable to a related party and reduced a $23,000 note payable to another related party by $13,000 and repaid an additional $5,000 during April 2012.

Notes payable of $175,000 and $265,000 were reclassified from long-term obligations to current liabilities during the three months ended March 31, 2012 since their scheduled maturity date is January 1, 2013.

Note 8. Management Plans – Capital Resources

The Company reported operating income and net income for the three months ended March 31, 2012 compared to an operating loss and net loss for the three months ended March 31, 2011. A portion of this improvement in 2012 came from recording a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At March 31, 2012, the Company had approximately $207,000 of availability under this line. During the three months ended March 31, 2012, the Company financed its business activities through sales with recourse of our accounts receivable. The Company has notes payable of $265,000 and $175,000 which mature on January 1, 2013. The Company plans to renegotiate the terms of these notes payable, included in current liabilities at March 31, 2012, or seek funds to replace these notes payable.

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

************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a leading IT service and support solutions provider. Our extensive technical capabilities, experience, and solutions enable commercial, government, and software companies/professional service organizations to improve IT efficiency and reduce costs. Headquartered in Pittsford, New York, our offering includes managed services, cloud computing, mobility, unified communications, information security, program and project management, systems engineering, and consulting.  We work with other industry innovators such as VMware, Hewlett Packard, Microsoft, EMC2, Dell, IBM, CACI and NetApp to deliver best in class custom solutions to their customers.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government and state governments. The quality and consistency of services and IT expertise allow us to maintain long-term relationships with the U.S. Government and other major clients. We have entered into various subcontract agreements with prime contractors to the U.S. Government, state and local governments and commercial customers.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table compares our statements of operations data for the three months ended March 31, 2012 and 2011. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$2,530,856	100.0%	$2,009,482	100.0%	$521,374	25.9%
Cost of services	1,894,538	74.9	1,536,037	76.4	358,501	23.3
Gross profit	636,318	25.1	473,445	23.6	162,873	34.4
General and administrative	412,702	16.3	247,623	12.3	165,079	66.7
Defined benefit pension plan	(480,000)	(19.0)	151,863	7.6	(631,863)	(416.1)
Selling	287,511	11.4	339,544	16.9	(52,033)	(15.3)
Total operating expenses	220,213	8.7	739,030	36.8	(518,817)	(70.2)
Operating income (loss)	416,105	16.4	(265,585)	(13.2)	681,690	256.7
Interest expense	(81,103)	(3.2)	(65,626)	(3.3)	15,477	23.6
Income tax expense	0	.0	(1,180)	(.1)	(1,180)	100.0
Net income (loss)	$335,002	13.2%	$(332,391)	(16.5)%	$667,393	200.8%

Net income (loss) per share - basic	$.01		$(.01)

Net income (loss) per share - diluted	$.01		$(.01)

Sales

Sales for the three months ended March 31, 2012 were $2,530,856 as compared to sales for the three months ended March 31, 2011 of $2,009,482, an increase of $521,374 or 25.9%. The sales increase in 2012 was principally a result of increased sales under subcontracts to U.S. Government agencies. In addition, beginning in the second half of 2011, we began implementing the second phase of a virtualization project for a State Government datacenter with work extending into 2012. We continue to pursue opportunities to develop additional sales from new and existing target markets.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group. Cost of services for the three months ended March 31, 2012 was $1,894,538 or 74.9% of sales as compared to $1,536,037 or 76.4% for the three months ended March 31, 2011. Gross profit was $636,318 or 25.1% of sales for the three months ended March 31, 2012 compared to $473,445 or 23.6% of sales for the three months ended March 31, 2011. The increase in gross profit margin is due to a change in the mix of our business resulting from new projects in 2012 and improvement in our personnel utilization rates. Gross profit margins in the first quarter of 2011 were adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were delayed or deferred.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2012 increased by $165,079 or 66.7% to $412,702 as compared to $247,623 for the same period in 2011. The increase in general and administrative expenses in 2012 was a result of increases in professional fees in connection with annual filing requirements, consulting and variable compensation expenses. We updated our web site, updated our business strategies, and our branding and marketing plans. We expect that these expenses will decrease in the second quarter of 2012 as compared to the first quarter of 2012.

Defined Benefit Pension Plan Expenses

On March 30, 2012, we received the decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the Osley & Whitney, Inc. Retirement Plan (O&W Plan). As a result, during the three months ended March 31, 2012 we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions. Since the Pension Benefit Guaranty Corporation (PBGC) terminated the O&W Plan as of November 30, 2001 and as a result of the Decision, we have no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $151,863 for the three months ended March 31, 2011. During the three months ended March 31, 2011, we incurred legal and professional fees of approximately $31,000 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities. Net periodic pension cost was $82,145 for the three months ended March 31, 2011. We accrued interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $38,400 for the three months ended March 31, 2011.

Selling Expenses

For the three months ended March 31, 2012, we incurred selling expenses of $287,511 associated with the development of our IT Services Group business compared to $339,544 for the three months ended March 31, 2011, a decrease of $52,033. This decrease is primarily attributable to the reduction of business development compensation expense and a reduction in occupancy expenses by changing to virtual offices for certain of our employees.

Operating Income (Loss)

For the three months ended March 31, 2012, we had operating income of $416,105 compared to an operating loss of $265,585 for the three months ended March 31, 2011. The $681,690 increase is attributable to an increase in gross profit of $162,873 and a decrease in total operating expenses of $518,817 for the three months ended March 31, 2012 as compared to 2011. The decrease in operating expenses in 2012 includes a reduction of $480,000 in obligations previously accrued, as discussed above.

Included in the above results are non-cash expenses for the three months ended March 31, 2012 and 2011, consisting of:

	2012	2011
Stock-based compensation	$20,072	$16,328
Depreciation	12,121	7,954
Reduction in O&W Plan related liabilities	(480,000)	0
Periodic pension costs, interest and fees	0	120,500
Total	$(447,807)	$144,782

Interest Expense

Total interest expense was $81,103 for the three months ended March 31, 2012, an increase of $15,477 from $65,626 for the three months ended March 31, 2011. The increase of $15,477 results from an increase in notes payable to third parties of $400,000 originated in the fourth quarter of 2011 in connection with the termination of the O&W Plan. In addition, average balances of accounts receivable financed increased in the first quarter of 2012 due to an increase in sales.

Income Taxes

Income tax expense was $0 and $1,180 for the three months ended March 31, 2012 and 2011, respectively, consisting of state taxes.

Net Income (Loss)

For the three months ended March 31, 2012, we recorded net income of $335,002 or $.01 per share compared to a net loss of $332,391 or $(.01) per share for the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $6,319 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At March 31, 2012, we had approximately $207,000 of availability under this line.

At March 31, 2012, we had a working capital deficit of approximately $1.3 million and a current ratio of .41. Our objective is to improve our working capital position through profitable operations.

During the three months ended March 31, 2012, we financed our business activities through sales with recourse of our accounts receivable. During 2011, we financed our business activities through the issuance of notes payable to related parties and third parties and sales with recourse of our accounts receivable.

We have notes payable of $265,000 and $175,000 which mature on January 1, 2013. We plan to renegotiate the terms of these notes payable, included in current liabilities at March 31, 2012, or seek funds to replace these notes payable.

Our goal is to increase sales and generate cash flow from operations. We implemented expense reductions during 2011. The PBGC terminated the O&W Plan in November 2011 and as a result, beginning in the fourth quarter of 2011, we will no longer record defined benefit pension plan expense.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. If we do not continue to maintain or improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business. Although we have no assurances, we believe that related parties, who have previously provided working capital to us will continue to provide working capital loans to us on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months. If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support our sales growth. There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

We anticipate financing our external growth from acquisitions and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2012	2011
Net cash provided (used) by operating activities	$3,402	$(5,278)
Net cash used by investing activities	(7,536)	(5,452)
Net cash used by financing activities	(26,441)	(6,179)
Net decrease in cash	$(30,575)	$(16,909)

Cash Flows Provided (Used) by Operating Activities

Cash provided by operations during the three months ended March 31, 2012 was $3,402 compared with cash used of $5,278 for the same period in 2011. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $335,002 for the three months ended March 31, 2012 and a decrease in accounts receivable of $160,074 was offset principally by a reduction in accrued retirement and pension obligation of $475,151.

Cash Flows Used by Investing Activities

Cash used by investing activities during the three months ended March 31, 2012 was $7,536 compared with $5,452 for the same period in 2011. Cash used by investing activities was primarily for capital expenditures for computer hardware, software and web site development. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not have plans for significant capital expenditures in the near future.

Cash Flows Used by Financing Activities

Cash used by financing activities was $26,441 and $6,179 for the three months ended March 31, 2012 and 2011, respectively, for principal payments on notes payable. We anticipate that we will use approximately $30,750 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations due to banks and the PBGC. We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2012, we had financing availability, based on eligible accounts receivable, of $207,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2012, we granted options to purchase 50,000 shares of our common stock at exercise price of $.14 per share, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Infinite Group, Inc. (Registrant)

Date May 11, 2012	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date May 11, 2012	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

