Form 10-Q
period 2012-06-30
INFINITE GROUP INC
filed 2012-08-13
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2012

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

There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2012.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2012

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,542	$36,894
Accounts receivable, net of allowance of $70,000	763,761	1,023,326
Prepaid expenses and other current assets	33,660	21,204
Total current assets	800,963	1,081,424

Property and equipment, net	36,566	46,704

Deposits and other assets	4,318	15,924
Total assets	$841,847	$1,144,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$384,624	$566,980
Accrued payroll	458,563	379,666
Accrued interest payable	399,205	403,387
Accrued retirement and pension	202,943	659,650
Accrued expenses - other	17,875	39,968
Current maturities of long-term obligations-banks and other	27,318	32,360
Notes payable	470,000	30,000
Notes payable-related parties	173,000	197,000
Total current liabilities	2,133,528	2,309,011

Long-term obligations:
Notes payable:
Banks and other	1,107,869	1,559,108
Related parties	501,324	501,324
Total liabilities	3,742,721	4,369,443

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,118,045	30,078,784
Accumulated deficit	(33,044,880)	(33,330,136)
Total stockholders’ deficiency	(2,900,874)	(3,225,391)
Total liabilities and stockholders’ deficiency	$841,847	$1,144,052

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$2,115,812	$2,225,237	$4,646,668	$4,234,719
Cost of services	1,554,321	1,604,754	3,448,859	3,140,791
Gross profit	561,491	620,483	1,197,809	1,093,928

Costs and expenses:
General and administrative	251,612	210,949	664,313	459,752
Defined benefit pension plan	0	134,632	(480,000)	286,494
Selling	280,866	326,996	568,378	666,541
Total costs and expenses	532,478	672,577	752,691	1,412,787
Operating income (loss)	29,013	(52,094)	445,118	(318,859)

Interest expense:
Related parties	(13,108)	(12,920)	(26,710)	(25,783)
Other	(65,651)	(56,855)	(133,152)	(109,617)
Total interest expense	(78,759)	(69,775)	(159,862)	(135,400)
	-	-
Net income (loss)	$(49,746)	$(121,869)	$285,256	$(454,259)

Net income (loss) per share – basic and diluted	$(.00)	$(.01)	$.01	$(.02)
Weighted average number of shares outstanding:
Basic	25,961,883	26,461,883	25,961,883	26,461,883
Diluted	25,961,883	26,461,883	26,831,690	26,461,883

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net income (loss)	$285,256	$(454,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	39,261	38,014
Reduction of accrued retirement and pension	(480,000)	0
Depreciation	18,322	16,039
Decrease (increase) in assets:
Accounts receivable	259,565	(1,239)
Other assets	(850)	(5,908)
Increase (decrease) in liabilities:
Accounts payable	(182,356)	57,664
Accrued expenses	52,622	101,848
Accrued pension and retirement	23,293	269,352
Net cash provided by operating activities	15,113	21,511

Investing activities:
Purchase of property and equipment	(8,184)	(7,990)
Net cash used by investing activities	(8,184)	(7,990)

Financing activities:
Repayments of notes payable – banks and others	(16,281)	(12,559)
Repayments of note payable-related parties	(24,000)	0
Net cash used by financing activities	(40,281)	(12,559)

Net increase (decrease) in cash	(33,352)	962
Cash - beginning of period	36,894	33,155
Cash - end of period	$3,542	$34,117

Supplemental disclosure:
Cash paid for:
Interest	$162,774	$86,523
Income taxes	$0	$0

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2011 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values for all instruments were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2012 and December 31, 2011.

Recent Accounting Pronouncements - Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company has adopted the presentation of a single continuous statement of comprehensive income. There were no adjustments to other comprehensive income during the six months ended June 30, 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2012 and 2011.

	2012	2011
Risk-free interest rate	.92% - 1.10%	2.13% - 2.46%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $19,189 and $21,686 for the three months ended June 30, 2012 and 2011, respectively, and $39,261 and $38,014 for the six months ended June 30, 2012 and 2011, respectively.

A summary of all stock option activity for the six months ended June 30, 2012 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,889,500	$.20
Options granted	150,000	$.17
Outstanding at June 30, 2012	7,039,500	$.20	6.0 years	$564,355

Exercisable at June 30, 2012	5,338,833	$.22	5.1 years	$373,630

The weighted average fair value of options granted during the six months ended June 30, 2012 was approximately $.09 ($.06 during the six months ended June 30, 2011). No options were exercised during the six months ended June 30, 2012 and 2011.

At June 30, 2012, there was approximately $91,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares that vested during the six months ended June 30, 2012 was approximately $62,000.

In July 2012, we granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.225. These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2012:

	Income (Numerator)	Shares (Denominator)	Per Share

Income available to common stockholders	$285,256	25,961,883	$.01
Effect of dilutive securities - common stock options	0	869,807
Diluted earnings per share - income available to common stockholders with assumed conversions	$285,256	26,831,690	$.01

For the six months ended June 30, 2012 and 2011, convertible debt and options to purchase 25,968,906 and 24,061,792 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 6. Employee Pension Plan

On March 30, 2012, the Company received a decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that the Company did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the Osley & Whitney, Inc. Retirement Plan (O&W Plan). As a result, during the first quarter of 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions. At December 31, 2011, this amount was included on the Company’s balance sheet under Current Liabilities - Accrued retirement and pension.

Since the Pension Benefit Guaranty Corporation (PBGC) terminated the O&W Plan as of November 30, 2001 and the United States Tax Court decided on March 27, 2012 that no excise taxes are due, the Company has no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

Defined benefit pension plan expenses include expenses (including net periodic pension cost, professional services, and interest costs) associated with the O&W Plan of $134,632 and $286,494 for the three and six months ended June 30, 2011. Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months	Six Months
	Ended June 30, 2011
Interest cost	$67,878	$138,756
Expected return on plan assets	(30,193)	(60,386)
Service cost	10,500	21,000
Actuarial loss	33,960	67,921
Net periodic pension cost	$82,145	$164,291

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the six months ended June 30, 2011. Additionally, there were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2011.

Note 7. Notes Payable

During the six months ended June 30, 2012, the Company repaid a $5,000 note payable to a related party. The Company also reduced a $23,000 note payable to another related party by paying $19,000 during the six months ended June 30, 2012 and repaid the balance of $4,000 during July 2012.

Notes payable of $175,000 and $265,000 were reclassified from long-term obligations to current liabilities during 2012 since their scheduled maturity date is January 1, 2013.

Note 8. Management Plans – Capital Resources

The Company reported operating income and net income for the six months ended June 30, 2012 compared to an operating loss and net loss for the six months ended June 30, 2011. A portion of this improvement in 2012 came from recording a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At June 30, 2012, the Company had approximately $300,000 of availability under this line. During the six months ended June 30, 2012, the Company financed its business activities through sales with recourse of its accounts receivable. The Company has notes payable of $265,000 and $175,000 which mature on January 1, 2013. The Company plans to renegotiate the terms of these notes payable, included in current liabilities at June 30, 2012, or seek funds to repay these notes payable.

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

************

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

We are a leading IT service and support solutions provider. Our extensive technical capabilities, experience, and solutions enable commercial, government, and software companies/professional service organizations to improve IT efficiency and reduce costs. Headquartered in Pittsford, New York, our offerings include managed services, cloud computing, mobility, unified communications, information security, program and project management, systems engineering, and consulting.  We work with other industry innovators such as VMware, Hewlett Packard, Microsoft, EMC, Dell, IBM, CACI, and NetApp to deliver best in class custom solutions to their customers.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2012 and 2011

The following tables compare our statements of operations data for the three and six months ended June 30, 2012 and 2011. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$2,115,812	100.0%	$2,225,237	100.0%	$(109,425)	(4.9)%
Cost of services	1,554,321	73.5	1,604,754	72.1	(50,433)	(3.1)
Gross profit	561,491	26.5	620,483	27.9	(58,992)	(9.5)
General and administrative	251,612	11.9	210,949	9.5	40,663	19.3
Defined benefit pension plan	0	0.0	134,632	6.1	(134,632)	(100.0)
Selling	280,866	13.3	326,996	14.7	(46,130)	(14.1)
Total costs and expenses	532,478	25.2	672,577	30.2	(140,099)	(20.8)
Operating income (loss)	29,013	1.4	(52,094)	(2.3)	81,107	155.7
Interest expense	(78,759)	(3.7)	(69,775)	(3.1)	8,984	12.9
Net loss	$(49,746)	(2.4)%	$(121,869)	(5.5)%	$72,123	59.2%

Net loss per share - basic and diluted	$(.00)		$(.01)		$.01

	Six Months Ended June 30,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$4,646,668	100.0%	$4,234,719	100.0%	$411,949	9.7%
Cost of services	3,448,859	74.2	3,140,791	74.2	308,068	9.8
Gross profit	1,197,809	25.8	1,093,928	25.8	103,881	9.5
General and administrative	664,313	14.3	459,752	10.9	204,561	44.5
Defined benefit pension plan	(480,000)	(10.3)	286,494	6.8	(766,494)	(267.5)
Selling	568,378	12.2	666,541	15.7	(98,163)	(14.7)
Total costs and expenses	752,691	16.2	1,412,787	33.4	(660,096)	(46.7)
Operating income (loss)	445,118	9.6	(318,859)	(7.5)	763,977	239.6
Interest expense	(159,862)	(3.4)	(135,400)	(3.2)	24,462	18.1
Net income (loss)	$285,256	6.1%	$(454,259)	(10.7)%	$739,515	162.8%

Net income (loss) per share - basic and diluted	$.01		$(.02)		$.03

Sales

Sales for the six months ended June 30, 2012 were $4,646,668 an increase of $411,949 or 9.7% as compared to sales for the six months ended June 30, 2011 of $4,234,719. The increase in sales for the six months ended June 30, 2012 was principally a result of increased sales under subcontracts to U.S. Government agencies.

Sales for the three months ended June 30, 2012 were $2,115,812, a decrease of $109,425 or 4.9% as compared to sales for the three months ended June 30, 2011 of $2,225,237. Several long-term subcontracts expired during the three months ended June 30, 2012. These sales reductions were not fully offset by sales increases that we realized with other clients.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. These contract vehicles allow us additional opportunities to bid on new projects. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in operating losses or reduced operating income until sales increase to support our infrastructure. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the six months ended June 30, 2012 was $3,448,859 or 74.2% of sales as compared to $3,140,791 or 74.2% of sales for the six months ended June 30, 2011. Gross profit was $1,197,809 or 25.8% of sales for the six months ended June 30, 2012 compared to $1,093,928 or 25.8% of sales for the six months ended June 30, 2011. The increase in the cost of services and gross profit were primarily attributable to the increase in sales for the six months ended June 30, 2012.

Cost of services for the three months ended June 30, 2012 was $1,554,321 or 73.5% of sales as compared to $1,604,754 or 72.1% of sales for the three months ended June 30, 2011. Gross profit was $561,491 or 26.5% of sales for the three months ended June 30, 2012 compared to $620,483 or 27.9% of sales for the three months ended June 30, 2011. The decrease in the cost of services and gross profit were primarily attributable to the expiration of several long-term subcontracts which resulted in a decrease in sales for the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2012 increased by $204,561 or 44.5% from $459,752 for the six months ended June 30, 2011 to $664,313 for the six months ended June 30, 2012. As a percentage of sales, general and administrative expenses were 14.3% for the six months ended June 30, 2012 and 10.9% for the six months ended June 30, 2011.

General and administrative expenses for the three months ended June 30, 2012 were $251,612 which was an increase of $40,663 or 19.3% as compared to $210,949 for the three months ended June 30, 2011. As a percentage of sales, general and administrative expense was 11.9% for the three months ended June 30, 2012 and 9.5% for the three months ended June 30, 2011.

The increase in general and administrative expenses in 2012 was a result of variable compensation expenses relating to certain performance measures that were met, increases in professional fees in connection with annual filing requirements, and consulting expenses that we incurred during the first quarter of this year and ongoing brand development and marketing expenses during 2012. During 2012, we updated our web site, updated our business strategies and our branding and marketing plans.

Defined Benefit Pension Plan Expenses

On March 30, 2012, we received a decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the Osley & Whitney, Inc. Retirement Plan (O&W Plan). As a result, in 2012, we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions. Since the Pension Benefit Guaranty Corporation (PBGC) terminated the O&W Plan as of November 30, 2001 and as a result of the Decision, we have no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $286,494 for the six months ended June 30, 2011. During the six months ended June 30, 2011, we incurred legal and professional fees of approximately $44,500 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities. Net periodic pension cost was $164,291 for the six months ended June 30, 2011. We accrued interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $77,700 for the six months ended June 30, 2011.

Selling Expenses

For the six months ended June 30, 2012 we incurred selling expenses of $568,378 compared to $666,541 for the six months ended June 30, 2011, a decrease of $98,163 or 14.7%. For the three months ended June 30, 2012, we incurred selling expenses of $280,866 as compared to $326,996 for the three months ended June 30, 2011, a decrease of $46,130 or 14.1%.

This decrease is primarily attributable to the reduction of business development compensation expense and a reduction in occupancy expenses by changing to virtual offices for certain of our employees.

Operating Income (Loss)

For the six months ended June 30, 2012 our operating income was $445,118 compared to an operating loss of $318,859 for the six months ended June 30, 2011, an improvement of $763,977. This is principally attributable to an improvement in gross profit of $103,881 and a reduction in operating expenses of $660,096. The decrease in operating expenses in 2012 includes a reduction of $480,000 in O&W Plan obligations previously accrued, as discussed above.

For the three months ended June 30, 2012 our operating income was $29,013 compared to an operating loss of $52,094 for the three months ended June 30, 2011, an improvement of $81,107. This is principally attributable a reduction in operating expenses of $140,099 which was offset by a decrease in gross profit of $58,922 due to lower sales volume.

Included in the above results are non-cash expenses and a reduction in O&W Plan related liabilities for the three and six months ended June 30, 2012 and 2011 summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation	$19,189	$16,328	$39,261	$38,014
Depreciation	6,201	8,085	18,322	16,039
Reduction in O&W Plan related liabilities	0	0	(480,000)	0
Periodic pension costs, interest and fees	0	121,500	0	242,000
	$25,390	$145,913	$(422,417)	$296,053

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $159,862 for the six months ended June 30, 2012, an increase of $24,462 from interest expense of $135,400 for the six months ended June 30, 2011. Interest expense was $78,759 for the three months ended June 30, 2012, an increase of $8,984 from interest expense of $69,775 for the three months ended June 30, 2011. The increase results from an increase in notes payable to third parties of $400,000 originated in the fourth quarter of 2011 in connection with the termination of the O&W Plan. In addition, average balances of accounts receivable financed increased in 2012 due to an increase in sales.

Net Income (Loss)

For the six months ended June 30, 2012, we recorded net income of $285,256 or $.01 per share compared to a net loss of $454,259 or $.02 per share for the six months ended June 30, 2011. For the three months ended June 30, 2012, we recorded a net loss of $49,746 or $.00 per share compared to a net loss of $121,869 or $.01 per share for the three months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had cash of approximately $3,500 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At June 30, 2012, we had financing availability, based on eligible accounts receivable, of approximately $300,000 under this line.

At June 30, 2012, we had a working capital deficit of approximately $1.3 million and a current ratio of .38. Our objective is to improve our working capital position through profitable operations.

During 2012, we financed our business activities through sales with recourse of our accounts receivable. During 2011, we financed our business activities through the issuance of notes payable to related parties and third parties and sales with recourse of our accounts receivable.

We have notes payable of $265,000 and $175,000 which mature on January 1, 2013. We plan to renegotiate the terms of these notes payable, included in current liabilities at June 30, 2012, or seek funds to repay these notes payable.

Our goal is to increase sales and generate cash flow from operations. We implemented expense reductions during 2011. The PBGC terminated the O&W Plan in November 2011 and as a result, beginning in the fourth quarter of 2011, we no longer record defined benefit pension plan expense.

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

We anticipate financing our external growth if we were to make business acquisitions and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing revolving credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$15,113	$21,511
Net cash used by investing activities	(8,184)	(7,990)
Net cash used by financing activities	(40,281)	(12,559)
Net increase (decrease) in cash	$(33,252)	$962

Cash Flows from Operating Activities

During the six months ended June 30, 2012, cash provided by operations was $15,113 compared with cash provided by operations of $21,511 for the six months ended June 30, 2011. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $285,256 for the six months ended June 30, 2012 and a decrease in accounts receivable of $259,565 were offset principally by a decrease in accounts payable and accrued expense of $129,734 and a reduction in accrued retirement and pension obligation of $456,707.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2012 was $8,184 compared with $7,990 for the six months ended June 30, 2011. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We expect to incur capital costs of approximately $10,000 during the balance of 2012 as we update our servers and related technology to demonstrate current technologies and product offerings to potential clients and plan to finance a substantial portion of these costs with a capital lease.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, cash used by financing activities was $16,281 for principal payments on notes payable-banks and other and $24,000 on notes payable to related parties. During the six months ended June 30, 2011, cash used by financing activities was $12,559 for principal payments on notes payable-banks and other. We anticipate that we will use approximately $27,300 through the next twelve months for funding existing contractual requirements of current maturities of long-term debt obligations due to banks and the PBGC. We continue to evaluate repayment of other notes payable based on our cash flow. We have notes payable of $265,000 and $175,000 which mature on January 1, 2013. We plan to renegotiate the terms of these notes payable, included in current liabilities at June 30, 2012, or seek funds to repay these notes payable.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2012, we had financing availability, based on eligible accounts receivable, of approximately $300,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2012, we granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.225. These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit hereto.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date August 10, 2012	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date August 10, 2012	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

