Form 10-Q
period 2012-09-30
INFINITE GROUP INC
filed 2012-11-14
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2012

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 13, 2012.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

Table of Contents

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements – (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		14

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2012 (Unaudited)	2011
ASSETS
Current assets:
Cash	$3,608	$36,894
Accounts receivable, net of allowance of $70,000	596,341	1,023,326
Prepaid expenses and other assets	30,257	21,204
Total current assets	630,206	1,081,424

Property and equipment, net	42,652	46,704

Deposits and other assets	4,318	15,924

Total assets	$677,176	$1,144,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$404,744	$566,980
Accrued payroll	294,931	379,666
Accrued interest payable	400,497	403,387
Accrued retirement and pension	211,164	659,650
Accrued expenses - other	26,652	39,968
Current maturities of long-term obligations-bank	26,426	32,360
Notes payable	470,000	30,000
Notes payable-related parties	169,000	197,000
Total current liabilities	2,003,414	2,309,011

Long-term obligations:
Notes payable:
Banks and other	1,109,767	1,559,108
Related parties	501,324	501,324
Total liabilities	3,614,505	4,369,443

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,142,442	30,078,784
Accumulated deficit	(33,105,732)	(33,330,136)
Total stockholders’ deficiency	(2,937,329)	(3,225,391)

Total liabilities and stockholders’ deficiency	$677,176	$1,144,052

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$2,096,076	$2,305,024	$6,742,744	$6,539,743
Cost of services	1,532,483	1,697,182	4,981,342	4,837,973
Gross profit	563,593	607,842	1,761,402	1,701,770

Costs and expenses:
General and administrative	244,495	221,223	908,808	680,975
Defined benefit pension plan	0	130,001	(480,000)	416,495
Selling	295,423	309,405	863,802	975,945
Total costs and expenses	539,918	660,629	1,292,610	2,073,415
Operating income (loss)	23,675	(52,787)	468,792	(371,645)

Interest expense:
Related parties	(12,991)	(13,150)	(39,701)	(38,933)
Other	(71,536)	(62,982)	(204,687)	(172,599)
Total interest expense	(84,527)	(76,132)	(244,388)	(211,532)
		-
Net income (loss)	$(60,852)	$(128,919)	$224,404	$(583,177)

Net income (loss) per share – basic and diluted	$(.00)	$(.01)	$.01	$(.02)
Weighted average number of shares outstanding:
Basic	25,961,883	26,461,883	25,961,883	26,461,883
Diluted	25,961,883	26,461,883	27,501,001	26,461,883

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net income (loss)	$224,404	$(583,177)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	63,658	80,844
Reduction of accrued retirement and pension	(480,000)	0
Depreciation	22,772	23,949
Decrease (increase) in assets:
Accounts receivable	426,985	18,344
Prepaid expenses and other assets	2,553	(10,402)
Increase (decrease) in liabilities:
Accounts payable	(162,236)	(18,753)
Accrued expenses	(100,941)	84,282
Accrued retirement and pension	31,514	408,052
Net cash provided by operating activities	28,709	3,139

Investing activities:
Purchase of property and equipment	(9,538)	(10,018)
Net cash used by investing activities	(9,538)	(10,018)

Financing activities:
Repayments of notes payable	(24,457)	(19,148)
Repayments of note payable-related parties	(28,000)	0
Net cash used by financing activities	(52,457)	(19,148)

Net decrease in cash	(33,286)	(26,027)
Cash - beginning of period	36,894	33,155
Cash - end of period	$3,608	$7,128

Supplemental disclosure:
Cash paid for:
Interest	$247,062	$141,118
Income taxes	$0	$0

See notes to unaudited consolidated financial statements

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2011 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Recent Accounting Pronouncements - Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company has adopted the presentation of a single continuous statement of comprehensive income. There were no adjustments to other comprehensive income during the nine months ended September 30, 2012.

Note 3. Warrants

On April 5, 2007, the Company engaged the services of a consultant for a term of one year through April 4, 2008 and issued a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expired unexercised on April 6, 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2012 and 2011.

6

	2012	2011
Risk-free interest rate	.83% - 1.10%	1.26% - 2.46%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $24,398 and $42,831 for the three months ended September 30, 2012 and 2011, respectively, and $63,658 and $80,844 for the nine months ended September 30, 2012 and 2011, respectively.

A summary of all stock option activity for the nine months ended September 30, 2012 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,889,500	$.20
Options granted	250,000	$.19
Options expired	(61,833)	$.15
Options forfeited	(48,167)	$.10
Outstanding at September 30, 2012	7,029,500	$.20	5.8 years	$526,743

Exercisable at September 30, 2012	5,788,833	$.21	5.2 years	$410,673

The weighted average fair value of options granted during the nine months ended September 30, 2012 was approximately $.12 ($.06 during the nine months ended September 30, 2011). No options were exercised during the nine months ended September 30, 2012 and 2011.

At September 30, 2012, there was approximately $79,900 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the nine months ended September 30, 2012 was approximately $89,000.

Note 5. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable and stock options. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. In a loss period, the calculation for basic and diluted loss per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2012:

	Income (Numerator)	Shares (Denominator)	Per Share

Income available to common stockholders	$224,404	25,961,883	$.01
Effect of dilutive securities - common stock options	0	1,539,118
Diluted earnings per share - income available to common stockholders with assumed conversions	$224,404	27,501,001	$.01

As of September 30, 2012 and 2011, convertible debt and options to purchase 22,455,891 and 25,378,864 shares of common stock, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive due to the Company’s losses in the respective periods.

Note 6. Pension Plan

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

Defined benefit pension plan expenses include expenses (including net periodic pension cost, professional services, and interest costs) associated with the O&W Plan of $130,001 and $416,495 for the three and nine months ended September 30, 2011. Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the periods presented.

	Three Months	Nine Months
	Ended September 30, 2011
Interest cost	$67,878	$203,634
Expected return on plan assets	(30,193)	(90,579)
Service cost	10,500	31,500
Actuarial loss	33,960	101,881
Net periodic pension cost	$82,145	$246,436

There were no holdings of Level 3 investments and there were no purchases, sales, issuances, and settlements of Level 3 investments during the nine months ended September 30, 2011. Additionally, there were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2011.

Note 7. Notes Payable

During the nine months ended September 30, 2012, the Company repaid notes payable of $5,000 and $23,000 to related parties.

Notes payable of $175,000 and $265,000 were reclassified from long-term obligations to current liabilities during 2012 since their scheduled maturity date is January 1, 2013.

Note 8. Management Plans – Capital Resources

The Company reported operating income and net income for the nine months ended September 30, 2012 compared to an operating loss and net loss for the nine months ended September 30, 2011. A portion of this improvement in 2012 came from recording a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At September 30, 2012, the Company had approximately $180,000 of availability under this line. During the nine months ended September 30, 2012, the Company financed its business activities through sales with recourse of its accounts receivable and a capital lease. The Company has demand notes payable of $169,000 at September 30, 2012, that have not been called. The Company has notes payable of $265,000 and $175,000 which mature on January 1, 2013. In the fourth quarter of 2012, the Company plans to renegotiate the terms of these notes payable, included in current liabilities at September 30, 2012, or seek funds to repay these notes payable.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. However, if the Company does not continue to improve the results of its operations in future periods, the Company expects that additional working capital will be required to fund its business. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

Note 9. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of the acquisition of computers and related equipment of $9,182 under the terms of a capital lease during the nine months ended September 30, 2012.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2012 and 2011

The following tables compare our statements of operations data for the three and nine months ended September 30, 2012 and 2011. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$2,096,076	100.0%	$2,305,024	100.0%	$(208,948)	(9.1)%
Cost of services	1,532,483	73.1	1,697,182	73.6	(164,699)	(9.7)
Gross profit	563,593	26.9	607,842	26.4	(44,249)	(7.3)
General and administrative	244,495	11.7	221,223	9.6	23,272	10.5
Defined benefit pension plan	0	0.0	130,001	5.6	(130,001)	(100.0)
Selling	295,423	14.1	309,405	13.4	(13,982)	(4.5)
Total costs and expenses	539,918	25.8	660,629	28.7	(120,711)	(18.3)
Operating income (loss)	23,675	1.1	(52,787)	(2.3)	76,462	144.9
Interest expense	(84,527)	(4.0)	(76,132)	(3.3)	8,395	11.0
Net loss	$(60,852)	(2.9)%	$(128,919)	(5.6)%	$68,067	52.8%

Net loss per share - basic and diluted	$(.00)		$(.01)		$.01

	Nine Months Ended September 30,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$6,742,744	100.0%	$6,539,743	100.0%	$203,001	3.1%
Cost of services	4,981,342	73.9	4,837,973	74.0	143,369	3.0
Gross profit	1,761,402	26.1	1,701,770	26.0	59,632	3.5
General and administrative	908,808	13.5	680,975	10.4	227,833	33.5
Defined benefit pension plan	(480,000)	(7.1)	416,495	6.4	(896,495)	(215.2)
Selling	863,802	12.8	975,945	14.9	(112,143)	(11.5)
Total costs and expenses	1,292,610	19.2	2,073,415	31.7	(780,805)	(37.7)
Operating income (loss)	468,792	6.9	(371,645)	(5.7)	840,437	226.1
Interest expense	(244,388)	(3.6)	(211,532)	(3.2)	32,856	15.5
Net income (loss)	$224,404	3.3%	$(583,177)	(8.9)%	$807,581	138.5%

Net income (loss) per share - basic and diluted	$.01		$(.02)		$.03

Sales

Sales for the nine months ended September 30, 2012 were $6,742,744, an increase of $203,001 or 3.1% as compared to sales for the nine months ended September 30, 2011 of $6,539,743. The increase in sales for the nine months ended September 30, 2012 was principally a result of increased sales under subcontracts to U.S. Government agencies.

Sales for the three months ended September 30, 2012 were $2,096,076, a decrease of $208,948 or 9.1% as compared to sales for the three months ended September 30, 2011 of $2,305,024. Several long-term subcontracts expired during the three months ended June 30, 2012. These sales reductions were not fully offset by sales increases that we realized with other clients.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the nine months ended September 30, 2012 was $4,981,342 or 73.9% of sales as compared to $4,837,973 or 74.0% of sales for the nine months ended September 30, 2011. Gross profit was $1,761,402 or 26.1% of sales for the nine months ended September 30, 2012 compared to $1,701,770 or 26.0% of sales for the nine months ended September 30, 2011. The increase in the amount of cost of services and gross profit were attributable to the increase in sales for the nine months ended September 30, 2012.

Cost of services for the three months ended September 30, 2012 was $1,532,483 or 73.1% of sales as compared to $1,697,182 or 73.6% of sales for the three months ended September 30, 2011. Gross profit was $563,593 or 26.9% of sales for the three months ended September 30, 2012 compared to $607,842 or 26.4% of sales for the three months ended September 30, 2011. The decrease in the cost of services and gross profit in 2012 were primarily attributable to the expiration of several long-term subcontracts which resulted in a decrease in sales for the three months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2012 increased by $227,833 or 33.5% from $680,975 for the nine months ended September 30, 2011 to $908,808 for the nine months ended September 30, 2012. As a percentage of sales, general and administrative expenses were 13.5% for the nine months ended September 30, 2012 and 10.4% for the nine months ended September 30, 2011.

General and administrative expenses for the three months ended September 30, 2012 were $244,495 which was an increase of $23,272 or 10.5% as compared to $221,223 for the three months ended September 30, 2011. As a percentage of sales, general and administrative expense was 11.7% for the three months ended September 30, 2012 and 9.6% for the three months ended September 30, 2011.

The increase in general and administrative expenses in 2012 was a result of variable compensation expenses relating to certain performance measures that were met and consulting expenses that we incurred for ongoing brand development. During 2012, we updated our web site, updated our business strategies and our branding and marketing plans.

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

Defined benefit pension plan expenses include expenses (including pension expense, professional services, and interest costs) associated with the O&W Plan of $416,495 for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we incurred legal and professional fees of approximately $50,800 in connection with compliance requirements and advocating our legal position in response to recent communication with the appropriate regulatory authorities. Net periodic pension cost was $246,436 for the nine months ended September 30, 2011. We accrued interest and fees on unpaid excise taxes for plan years 2003, 2004 and 2005, as well as interest on unfunded contributions, which amounted to additional expense of approximately $119,300 for the nine months ended September 30, 2011.

Selling Expenses

For the nine months ended September 30, 2012 we incurred selling expenses of $863,802 compared to $975,945 for the nine months ended September 30, 2011, a decrease of $112,143 or 11.5%. For the three months ended September 30, 2012, we incurred selling expenses of $295,423 as compared to $309,405 for the three months ended September 30, 2011, a decrease of $13,982 or 4.5%.

This decrease is primarily attributable to the reduction of business development compensation expense and a reduction in occupancy expenses by changing to virtual offices for certain of our employees.

Operating Income (Loss)

For the nine months ended September 30, 2012 our operating income was $468,792 compared to an operating loss of $371,645 for the nine months ended September 30, 2011, an improvement of $840,437. This is attributable to an improvement in gross profit of $59,632 and a decrease in operating expenses of $780,805. The decrease in operating expenses in 2012 includes a one-time reduction of $480,000 in O&W Plan obligations previously accrued, as discussed above, and the reduction of the annual pension expenses of approximately $416,000..

For the three months ended September 30, 2012 our operating income was $23,675 compared to an operating loss of $52,787 for the three months ended September 30, 2011, an improvement of $76,462. This is principally attributable to a reduction in operating expenses of $120,711 which was offset by a decrease in gross profit of $44,249 due to lower sales volume.

Included in the above results are non-cash expenses and a reduction in O&W Plan related liabilities for the three and nine months ended September 30, 2012 and 2011 summarized as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation	$24,398	$42,831	$63,658	$80,844
Depreciation	4,450	7,910	22,772	23,949
Reduction in O&W Plan related liabilities	0	0	(480,000)	0
O&W Plan periodic pension costs, interest and fees	0	123,701	0	365,701
	$28,848	$174,442	$(393,570)	$470,494

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $244,388 for the nine months ended September 30, 2012, an increase of $32,856 from interest expense of $211,532 for the nine months ended September 30, 2011. Interest expense was $84,527 for the three months ended September 30, 2012, an increase of $8,395 from interest expense of $76,132 for the three months ended September 30, 2011. The increase results from an increase in notes payable to third parties of $400,000 originated in the fourth quarter of 2011 in connection with the termination of the O&W Plan.

Net Income (Loss)

For the nine months ended September 30, 2012, we recorded net income of $224,404 or $.01 per share compared to a net loss of $583,177 or $.02 per share for the nine months ended September 30, 2011. For the three months ended September 30, 2012, we recorded a net loss of $60,852 or $.00 per share compared to a net loss of $128,919 or $.00 per share for the three months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had cash of approximately $3,600 available for our working capital needs and planned capital asset expenditures. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At September 30, 2012, we had financing availability, based on eligible accounts receivable, of approximately $180,000 under this line.

At September 30, 2012, we had a working capital deficit of approximately $1.4 million and a current ratio of .31. Our objective is to improve our working capital position through profitable operations.

During 2012, we financed our business activities through sales with recourse of our accounts receivable and a capital lease. During 2011, we financed our business activities through the issuance of notes payable to related parties and third parties and sales with recourse of our accounts receivable.

We have notes payable of $265,000 and $175,000 which mature on January 1, 2013. We plan to renegotiate the terms of these notes payable, included in current liabilities at September 30, 2012, or seek funds to repay these notes payable.Our goal is to increase sales and generate cash flow from operations. We implemented expense reductions during 2011. The PBGC terminated the O&W Plan in November 2011 and as a result, beginning in the fourth quarter of 2011, we no longer record defined benefit pension plan expense.

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

We anticipate financing our external growth if we were to make business acquisitions and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing; issuance of equity; use of our existing revolving accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our sources and uses of cash for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$28,709	$3,139
Net cash used by investing activities	(9,538)	(10,018)
Net cash used by financing activities	(52,457)	(19,148)
Net decrease in cash	$(33,286)	$(26,027)

Cash Flows from Operating Activities

During the nine months ended September 30, 2012, cash provided by operations was $28,709 compared with cash provided by operations of $3,139 for the nine months ended September 30, 2011. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $224,404 for the nine months ended September 30, 2012 and a decrease in accounts receivable of $426,985 were offset principally by a decrease in accounts payable and accrued expenses of $263,177 and a reduction in accrued retirement and pension obligation of $448,486.

Cash Flows from Investing Activities

Cash used by investing activities for the nine months ended September 30, 2012 was $9,538 compared with $10,018 for the nine months ended September 30, 2011. Cash used in investing activities was primarily for capital expenditures for computer hardware and software. We also incurred capital costs of $9,182 to update our computers and related technology to demonstrate current technologies and product offerings to potential clients, which costs were financed by a capital lease.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012, cash used by financing activities was $24,457 for principal payments on notes payable-banks and other and $28,000 on notes payable to related parties. During the nine months ended September 30, 2011, cash used by financing activities was $19,148 for principal payments on notes payable-banks and other. We anticipate that we will use approximately $26,400 through the next twelve months for funding existing contractual requirements of current maturities of long-term debt obligations due to banks and the PBGC. We continue to evaluate repayment of other notes payable based on our cash flow. We have notes payable of $265,000 and $175,000 which mature on January 1, 2013. We plan to renegotiate the terms of these notes payable, included in current liabilities at September 30, 2012, or seek funds to repay these notes payable.

Credit Agreement

We have secured an accounts receivable financing line of credit from an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2012, we had financing availability, based on eligible accounts receivable, of approximately $180,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

Other Trends

The continuing marketplace and economic pressures that we have experienced have impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in sourcing has impacted certain areas of our business. Since 2012 is an election year there continues to be uncertainty in the U.S. Government market. Any disruption may have an impact on our strategy.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Infinite Group, Inc.
(Registrant)

Date November 14, 2012	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2012	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

