Form 10-K
period 2012-12-31
INFINITE GROUP INC
filed 2013-03-29
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . .. . . . . . .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the NASDAQ "Over the Counter Bulletin Board" of $.225 on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,450,000.

As of March 29, 2013, 25,961,883 shares of the registrant's common stock were outstanding.

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

PART I

Item 1. Business

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

•	managed services that include managing leading edge operations and implementing complex programs in advanced server management;
•	desktop and server monitoring and remediation;
•	help desk and call center services;
•	third party data storage;
•	backup and disaster recovery solutions; and
•	project management.

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

We also provide support to professional service organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications.

We provide on and off-site client support to best meet our clients' needs. Our professionals are located at our headquarters in Pittsford, N.Y. and in Colorado, Maryland, Mississippi, North Carolina, Virginia, and Washington, D.C. We are able to provide onsite service to most locations around the world including military bases. In 2011 and 2012, we had consultants in Afghanistan, Bahrain, Honduras, Kuwait, and many military bases in the U.S.

As of December 31, 2012, we had 74 full-time employees and information technology independent contractors. Approximately 36% of our employees hold U.S. Government security clearances.

In 2012, we had sales of approximately $8.7 million as compared to sales of approximately $9.2 million in 2011. We generated operating income of approximately $592,000 in 2012 as compared to approximately $311,000 in 2011.

During 2012, we derived approximately 90% of our sales from U.S. Government clients including sales under subcontracts.

During 2012, we derived approximately 65% of our sales from one client, including sales under subcontracts for services to several different end clients. A portion of the revenue was derived from managing one of the nation’s largest Microsoft Windows environments for a major establishment of the U.S. Government. We provided this support under a subcontract we entered into in 2004 with this large systems integrator, which has been renewed annually. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team. We also provide services to a large enterprise Fortune 100 company under this contract.

We also provide professional services to another one of our partners under subcontracts to their end clients, of which, over 90% are to U.S. Government agencies and less than 10% to commercial entities. We have provided services at more than 100 U.S. Government locations.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government and state governments. For example, we have performed services for the State of Mississippi under a contract vehicle we possess.

We maintain an ISO 9001 certification which was renewed in 2012. ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards. We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We have experience in U.S. Government agencies, state government, Fortune 500 companies, and SMBs. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.

Information Technology (IT) Solutions and Services - Our Core Strengths

We strategically built our business to deliver IT solutions and services that are intended to address challenges common to many U.S. Government agencies, state and local governments and commercial companies, including SMBs. Our key focus areas are as follows:

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

Government Contract Vehicles

A government contract vehicle is a mechanism for conducting business with government entities which helps to significantly reduce such entities’ lead time for procuring products or services and lowers agency acquisition costs associated with managing complex bid procedures. Our strategy has been to bid for contract vehicles that facilitate Federal and State governments’ procurement requirements which allow us to compete further on task orders issued under the contract vehicles. We believe that possessing contract vehicles will facilitate sales growth if we are successful at bidding and winning business within task orders generated under these vehicles. However, the amount of sales that we may generate is not determinable until a specific project award is made.

CGI Federal Inc. (CGI) Team. During 2012, we were added to the team supporting CGI, a provider of end-to-end IT and business process services to clients worldwide and a contract holder with the National Institutes of Health (NIH) Information Technology Acquisition and Assessment Center (NITAAC). NITAAC is a federal executive agent authorized by the Office of Management and Budget (OMB) to administer three Government-Wide Acquisition Contracts (GWACs) for information technology procurement. CGI was awarded a ten-year contract with a program ceiling of $20 billion by the NITAAC in June 2012. Under the contract, the team will deliver a range of technology services and solutions to federal health organizations, federal civilian agencies, and the Department of Defense (DoD) across ten task areas. Services include: CIO support; outsourcing; systems integration; software development; data center consolidation; health IT; cloud computing; mobile solutions; and cyber security.

X-Feds Team. During 2012, we were selected as a participant on the X-Feds team to provide engineering support services for the U.S. Space and Naval Warfare Systems Center (SPAWARSYSCEN) Atlantic’s Core Infrastructure and Application Services Integration (CASI) in support of the Chief of Naval Operations and the Department of the Navy (DoN). We are a subcontractor to X-Feds on a $249 million, indefinite-delivery, indefinite-quantity (IDIQ), multiple-award contract. X-Feds, a leading small business provider of engineering, systems integration, technical, and business services, is one of seven small businesses selected to provide engineering support on the CASI contract. The primary goal of CASI is to support overall application migration to a Service Oriented Architecture (SOA) environment.

GovWin Verified Status. During 2012, we received GovWin Verified Status from Deltek, a leading global provider of enterprise software and information solutions for professional services firms and government contractors. We believe that the GovWin certification will further assist us in obtaining federal contracts and building partnerships/teaming with other federal contractors. GovWin from Deltek helps the federal government source potential suppliers and partners knowing their eligibility to do business with the government and all their key information has been verified through the industry’s first Supplier Verification System.

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70). In 2008, our Schedule 70 Contract was extended for an additional five years through December 27, 2013. Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations. Our Schedule 70 contract encompasses 95 different labor categories. We have used the Schedule 70 as a basis for pricing our current and proposed work. We intend to continue using our Schedule 70 to facilitate the sale of IT consulting services to the U.S. Government.

Navy’s SeaPort-Enhanced (SeaPort-e) Program. In 2006, we were awarded a prime contract under the SeaPort-e program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the DoD, non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support. We continue to monitor task orders issued under this vehicle. We earned sales from this contract from 2008 through the first quarter of 2012 and believe that new task orders issued in our area of expertise will occur, which may lead to additional sales under this program.

Mississippi Server Virtualization Contract. In 2009, the state of Mississippi awarded us a three-year contract, which was extended to November 2013, to provide server virtualization consulting services to all Mississippi state agencies.  Under the agreement, we support the virtualization projects of each agency to move their servers to a virtualized environment at the state’s new data center located in Jackson, Mississippi or virtualize in place as directed.  The program started with the Department of Human Services.  We prepared a “total cost of ownership” analysis which estimated that virtualizing the department’s 112 servers and migration to the central data center will save an estimated $4 million over five years.  We completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for the state’s datacenter.  The total cost of ownership analysis showed approximately $9 million of savings over five years.  Subsequently, we began implementing the second phase by virtualizing servers at four executive agencies.  The success of these agencies led the way for more agencies to adopt the modernization concept and all agencies are now fully designed.  The implementation phase will extend into 2013. The adoption and success of our implementation of VMware led to the selection of VMware Site Recovery Manager for better backup and recovery at two agencies.  Additionally, the Mississippi Department of Information Technology engaged us to leverage the virtual machine environment at a chosen agency to design and implement an application backup and replication system using Veeam Software’s (Veeam) solution. Veeam is an Elite VMware Technology Alliance partner and a Microsoft managed partner, that develops innovative products for virtual infrastructure management and data protection. The success of this endeavor led to our selection at another agency. We believe our track record of successful engagements in Mississippi will lead to increased business in the state and that our state experience and track record in Mississippi will support our effort to increase business in other states.

Mississippi Security Consulting Services EPL.  Our agreement has been extended through October 2013 by the Mississippi Department of Information Technology Services (ITS) as a Security Consulting Services vendor on an Express Products List (EPL) for Security Consulting Services.  Vendors on the EPL provide support to state agencies, institutions of higher learning, local governments, and school districts. The purpose of the EPL is to provide ITS clients and staff with an economical, flexible mechanism to acquire security consulting services in full compliance with all purchasing requirements from pre-approved vendors.

Certifications and Partner Agreements

Gold-level Partnership Certification. During 2012, we established a gold level partnership with Veeam. Gold-level partnership certification enables us to work with Veeam specialists to create custom virtual infrastructure management and data protection solutions that leverage both companies’ technical strengths to meet customers’ specific needs.

VMware Authorized Consultant (VAC). Since 2007, we have been approved as a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation. VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. We are also certified as a VMware Enterprise VIP Reseller authorized to resell VMware’s full product line. We are an Enterprise Partner with VMware with the Infrastructure Virtualization Competency.  We are also a Virtualization Management Lighthouse Partner which is a distinction earned by invitation only and requires passing select training courses specific to VMware Management solutions. We are a member of the Consulting and Integration Partner Program (CIPP). Members of the CIPP design, plan, integrate and deploy sophisticated virtual infrastructures to meet the demanding business needs of customers. We are also registered with the U.S. Federal Specialization within VMware. These certifications are examples of our concerted effort to grow and expand our virtualization practice.  We are actively working with a number of current and potential clients that utilize this expertise. We believe our virtualization experience and expertise with VMware will continue to facilitate increases in sales, particularly in the Cloud computing market.

Microsoft Silver Certified Partner.   We are part of Microsoft's Accredited Online Cloud Services program. We have successfully been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are already providing real world benefits to our existing clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions.  We have also received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud based Software as a Service (SaaS). What once required expensive hardware and time consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our sales.

Hewlett Packard Supplier Based Consolidation Program (SBCP). We have been accepted into the Hewlett Packard (HP) Supplier Based Consolidation Program (SBCP). Under SBCP, we are a member of a select group of suppliers that are eligible to be awarded tasks by HP nationwide. HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients. The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry in order to generate more revenue. The Master Services Agreement covering the SCBP runs to August 2014.

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

Employees

At December 31, 2012, we have 74 full-time employees and independent contractors, including 61 in information technology services, one in executive management, three in finance and administration, one in employee recruiting, and eight in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in information technology services as we expand our sales.

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

We derived approximately 90% of our sales in 2012 and 2011 from U.S. Government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments and commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the U.S. Government.

Because we derive a significant portion of our sales from contracts with the U.S. Government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. Changes in U.S. Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in U.S. Government contracting policies, could cause U.S. Governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our U.S. Government contracting business include, but may not be limited to:

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

Unfavorable government audits could require us to refund payments we have received, to forgo anticipated sales and could subject us to penalties and sanctions.

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

On an annual basis, Congress must approve budgets that govern spending by the U.S. Government agencies that we support. In years when Congress is not able to complete its budget process before the end of the U.S. Government’s fiscal year, on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows U.S. Government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

Certain of our prime contractors expect their customers to be negatively impacted by “sequestration” or the automatic U.S. Government spending cuts due to the lack of an approved federal budget for the 2013 fiscal year by February 28, 2013. As a result, we believe that the volume of our subcontract sales will be negatively impacted.

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

Failure to maintain strong relationships with government contractors could result in a decline in our sales.

We derived over 90% of our sales in 2012 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2012, we had current liabilities, including trade payables, of approximately $1.5 million and long-term liabilities of $2.0 million. We had a working capital deficit of approximately $865,000 and a current ratio of .43. If we experience working capital shortages that impair our business operations and growth strategy, our business, operations and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2012, we received approximately $3.1 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

We have current notes payable of $149,000 to a related party, $30,000 to a third party, and current maturities of long-term obligations of $22,867. Our long-term notes to third parties totaling $1,544,593 mature through 2018, with significant amounts beginning to mature on January 1, 2015. We cannot provide assurance that we will be able to obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We may require additional financing in the future, which may not be available on acceptable terms.

We may require additional funds for working capital and general corporate purposes. We cannot provide assurance that adequate additional financing will be available or, if available, will be offered on acceptable terms.

Moreover, our IT services billings generate accounts receivable that are generally paid within 30 to 60 days from the invoice date. The cost of those sales generally consists of employee salaries and benefits that we must pay prior to our receipt of the accounts receivable to which these costs relate. We therefore need sufficient cash resources to cover such employee-related costs which, in many cases, require us to borrow funds at costly terms.

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2012, we had financing availability, based on eligible accounts receivable, of approximately $183,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

We provide professional services and sometimes procure materials on behalf of our clients under various contract arrangements. From time to time, in order to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect, based on verbal authorization, to initiate procurements or provide services in advance of receiving formal written contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred in excess of contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

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

As of February 28, 2013, one individual and three related parties or their affiliates owned approximately 9.1%, 3.9%, 2.4%, and 1.7%, respectively, (17.1% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two related parties that hold convertible notes payable have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share. Another related party has the right to convert a note payable at $.16 per share. If these parties converted all of the principal and accrued interest into common stock, these three individuals would own approximately 24.9%, 13.6% and 2.4%, respectively, of our then outstanding common stock. However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.

We estimate at February 28, 2013 that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards. If these related party holders converted all of their notes payable and accrued interest into shares of common stock, then three related party individuals or their affiliates would own approximately 40.9% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

The concentration of large percentages of ownership by a single stockholder or a few stockholders may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

The price of our common stock may be adversely affected by the possible issuance of shares to third parties as a result of the conversion of outstanding notes.

We have various convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If all of these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 15.3 % of our then outstanding common stock.

The conversion or exercise of convertible notes payable and the subsequent sale, or potential sale, of a substantial number of shares of our common stock could adversely impact the market price of our stock.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

During 2012, the market price for our common stock varied between a low of $.04 in February, 2012 and a high of $.28 in November, 2012. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the OTC Bulletin Board.  Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when it wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop.  The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk.  Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the OTC Bulletin Board.  However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the Over the Counter Bulletin Board.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below lists our facility locations and square feet owned or leased. The lease for our Pittsford, New York headquarters includes an escalation provision for property taxes and two three-year renewal options with annual rent escalating at 3.5% at each lease renewal. Our lease for office space in Vienna, Virginia expired on May 31, 2012 and we decided not to renew it or lease other office space.

At December 31, 2012

	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	2,942	$29,800	April 30, 2015

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on NASDAQ’s Over the Counter Bulletin Board (“OTCBB”) under the symbol IMCI. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

	Bid Prices
Year Ended December 31, 2012	High	Low

First Quarter	$.10	$.04
Second Quarter	$.23	$.10
Third Quarter	$.26	$.21
Fourth Quarter	$.28	$.17

Year Ended December 31, 2011	High	Low

First Quarter	$.12	$.03
Second Quarter	$.12	$.05
Third Quarter	$.20	$.05
Fourth Quarter	$.19	$.04

At March 22, 2013 we had 235 record stockholders and approximately 1,500 beneficial stockholders.

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

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

•	managed services that include managing leading edge operations and implementing complex programs in advanced server management;
•	desktop and server monitoring and remediation;
•	help desk and call center services;
•	third party data storage;
•	backup and disaster recovery solutions; and
•	project management.

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

We provide on and off-site client support to best meet our clients' needs. Our professionals are located at our headquarters in Pittsford, N.Y. and in Colorado, Maryland, Mississippi, North Carolina, Virginia, and Washington, D.C . We are able to provide onsite service to most locations around the world including military bases. In 2012 and 2011, we had consultants in Afghanistan, Bahrain, Honduras, Kuwait, and many military bases in the U.S. Our ability to provide quality resources in a timely cost effective manner is a key factor that differentiates us from the competition. We have a mechanism to monitor one of our most important metrics which is client satisfaction in every segment of our business.

As of December 31, 2012, we had 74 full-time employees and information technology independent contractors. Approximately 36% of our employees hold U.S. Government security clearances. Our staffing strategy includes the use of independent contractors. We maintain an in house recruiting department and we monitor key metrics to maintain our quality objectives. Our business objectives include the use of qualified independent contractors when certain specialty skill sets are required and generally when assignments are of shorter term duration. We consistently monitor utilization rates as a key metric to our business decisions when hiring and/or contracting.

During 2012, we derived approximately 90% of our sales from U.S. Government clients including sales under subcontracts. We derived approximately 65% of our sales from one client, including sales under subcontracts for services to several different end clients. A portion of the revenue was derived from managing one of the nation’s largest Microsoft Windows environments for a major establishment of the U.S. Government. We provided this support under a subcontract we entered into in 2004 with this large systems integrator, which has been renewed annually. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team. We also provide services to a large enterprise Fortune 100 company under this contract. Our goal is to expand on our track record with our partner and the end clients to increase our business with this client.

We also provide professional services to another one of our partners under subcontracts to their end clients, of which, over 90% are to U.S. Government agencies and less than 10% to commercial entities. We have provided services at more than 100 U.S. Government locations. We have provided these services to small and large commercial enterprises under this partnership subcontract. Our experience with this cloud computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud virtualization experience that we gained from working with large institutions and government agencies differentiates us from competition, particularly within the SMB space. A goal to increase our revenue from direct sales to SMB’s is a priority. During 2013, we expect to increase our activity in this pursuit.

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

Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy and uncertain procurement processes may result in operating losses or inconsistent operating income until sales increase to support our infrastructure. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies. As a business development strategy, we jointly bid with prime contractors on large government wide procurements. If an award is made and our team wins we expect to be allocated a portion of sales to a U.S. Government agency under the small business requirement.

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

Other Trends

The recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in sourcing has impacted certain areas of our business. Subsequent to the 2012 elections, there continues to be uncertainty in the U.S. Government market which negatively impacts our business strategy. Certain of our prime contractors expect their customers to be negatively impacted by “sequestration” or the automatic U.S. Government spending cuts due to the lack of an approved federal budget for the 2013 fiscal year by February 28, 2013. As a result, we believe that the volume of our subcontract sales will be negatively impacted.

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

O&W Plan Termination in 2011

On November 1, 2011, in accordance with the terms of the Settlement Agreement, dated September 6, 2011 (the “Settlement Agreement”), between us and the Pension Benefit Guaranty Corporation (the “PBGC”), we received from the PBGC the executed Agreement for Appointment of Trustee and Termination of the Osley & Whitney, Inc. Retirement Plan (the "O&W Plan") (the “Trusteeship Agreement”). The Trusteeship Agreement:

•	terminated the O&W Plan;

•	appointed the PBGC as the statutory trustee of the O&W Plan; and

•	established November 30, 2001 as the termination date for the O&W Plan.

On October 17, 2011, in accordance with the Settlement Agreement, we: (i) purchased 500,000 shares of our common stock from the O&W Plan for $130,000; (ii) issued a promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period; and (iii) agreed to make future payments through December 31, 2017 out of our “Free Cash Flow,” as defined in the Settlement Agreement, not to exceed $569,999. The Settlement Agreement contains specific events of default and provisions for remedies upon default. The purchase price for the 500,000 shares was funded with the proceeds from the private placement of a convertible note in the principal amount of $100,000 to a non-affiliated accredited investor on October 4, 2011 and $30,000 of our working capital.

During 2011, the PBGC assumed the obligation to pay benefits in connection with the termination of the O&W Plan and, as a result, we recorded a gain of $294,438. Defined benefit pension plan expense for 2011 of $103,822 associated with the O&W Plan consisted of periodic pension costs of $246,436, legal and professional fees of $32,500 and accrued interest and fees on unpaid excise taxes of $119,324, offset by the gain of $294,438.

On March 30, 2012, we received the decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, during 2012, we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions.

Since the PBGC terminated the O&W Plan as of November 30, 2001, we have no further obligation to the O&W Plan and the PBGC other than those stated in the Settlement Agreement.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $56,158 available for our primary liquidity needs for working capital needs and planned capital asset expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2012, we had approximately $183,000 of availability under this line.

At December 31, 2012, we had a working capital deficit of approximately $865,000 and a current ratio of .43. Our objective is to improve our working capital position through profitable operations. During 2012, we financed our business activities principally through sales with recourse of our accounts receivable.

The following table sets forth our sources and uses of cash for the years presented.

	Years ended December 31,
	2012	2011
Net cash provided (used) by operating activities	$110,969	$(5,289)
Net cash used by investing activities	(10,515)	(10,018)
Net cash provided (used) by financing activities	(81,190)	19,046
Net increase in cash	$19,264	$3,739

Cash Flows Provided (Used) by Operating Activities

Cash provided by operations was $110,969 for 2012 as compared to cash used by operations of $5,289 in 2011. Accounts receivable decreased $438,004 in 2012 offset by a reduction of accounts payable by $285,963. Accrued pension obligation was reduced by $438,867 in 2012, consisting of a gain of $480,000 as a result of the termination of the O&W Plan offset by accrued IRA expenses. The increase in cash provided by operations was primarily due to net income of $271,197 as compared to net income of $19,579 for 2011. Non cash expenses consisted of depreciation and stock based compensation totaled $113,958.

Cash used by operations was reduced to $5,289 in 2011. The decrease in cash used by operations was primarily due to net income of $19,579, an increase in accounts receivable of $314,024 offset by an increase in current liabilities of $157,030 and non cash expenses of depreciation and stock based compensation of $135,437.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We invoice our clients weekly or monthly after services are performed, depending on the contract terms.

Cash Flows Used by Investing Activities

Cash used by investing activities was for capital expenditures for computer hardware and software of $10,515 and $10,018 in 2012 and 2011, respectively. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows Provided (Used) by Financing Activities

Cash used by financing activities was $81,190 for 2012 compared with cash provided by financing activities of $19,046 for 2011. In 2012, we repaid related party notes of $48,000 and reduced other notes payable by $33,130. In 2011, we generated cash of $123,000 from the issuances of new notes payable. The proceeds from the note issuances were used to repurchase shares of our common stock in connection with the termination of the O&W Plan and to satisfy current maturities of long-term debt of $28,954.

We anticipate that we will use approximately $22,900 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations. We continue to evaluate repayment of other notes payable based on our cash flow. We renegotiated the terms of notes payable of $265,000 and $175,000 scheduled to mature on January 1, 2013 and extended their maturities to January 1, 2015 and January 1, 2016, respectively.

We generated operating income of $591,853 and net income of $271,197 during the year ended December 31, 2012 as compared to operating income of $311,190 and net income of $19,579 during the year ended December 31, 2011. During 2012 and 2011, we recorded gains of $480,000 and $294,438 respectively, as a result of the termination of the O&W Plan.

Our goal is to increase sales and generate cash flow from operations. We continue to use ISO 9001-2008 processes to manage certain key metrics. These improvements have aided us in the management of our overall performance including the expense reductions and other key internal performance metrics.

Our leases for certain office space in Vienna, Virginia and Colorado Springs, Colorado, expired in 2012 and 2011, respectively, and were not renewed, whereby we realized expense reductions. In addition, a reduction in selling expenses was realized from reduced number of business development positions and the use of virtual meetings, webinars and conference calls.

As a result of the Settlement Agreement, in future periods we will no longer accrue O&W Plan pension expenses in our financial statements.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2012, we had financing availability, based on eligible accounts receivable, of approximately $183,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

The following table compares our statements of income data for the years ended December 31, 2012 and 2011.

	Year ended December 31,
					2012 vs. 2011
		As a % of		As a % of	Amount of	% Increase
	2012	Sales	2011	Sales	Change	(Decrease)

Sales	$8,725,886	100.0%	$9,163,780	100.0%	$(437,894)	(4.8)%
Cost of services	6,375,501	73.1	6,602,364	72.0	(226,863)	(3.4)
Gross profit	2,350,385	26.9	2,561,416	28.0	(211,031)	(8.2)
General and administrative	1,118,397	12.8	897,289	9.8	221,108	24.6
Defined benefit pension plan	(480,000)	(5.5)	103,822	1.1	(583,822)	(562.3)
Selling	1,120,135	12.8	1,249,115	13.6	(128,980)	(10.3)
Total costs and expenses	1,758,532	20.2	2,250,226	24.6	(491,694)	(21.9)
Operating income	591,853	6.8	311,190	3.4	280,663	90.2
Interest expense	(320,656)	(3.7)	(291,611)	(3.2)	29,045	10.0
Net income	$271,197	3.1%	$19,579	.2%	$251,618	1,285.1%

Net income per share - basic and diluted	$.01		$.00		$.01

Sales

Sales for 2012 were $8,725,886, a decrease of $437,894 or 4.8 % as compared to sales of $9,163,780 for 2011. The sales decrease that we experienced in 2012 resulted from the completion of certain projects under subcontracts to the U.S. Government. We experienced a more significant slowdown of new U.S. Government projects especially during the fourth quarter of 2012, which has continued into the first quarter of 2013. We continue to pursue opportunities to develop additional sales from new and existing target markets, such as investing marketing resources in the commercial segment.

A government contract vehicle is a mechanism for conducting business with government entities which helps to significantly reduce such entities’ lead time for procuring products or services and lowers agency acquisition costs associated with managing complex bid procedures. We have formed alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to companies like ours which are small business subcontractors. We have completed proposals with major prime contractors to the U.S. Government. We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The acquisition of these contract vehicles allows us additional opportunities to bid on new projects. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may slow our sales growth in future periods. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in certain areas during the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

We believe we are positioned to take advantage of the growing marketplace for cloud related IT managed services and solutions.  Since 2004, we have operated our managed services practice using remote systems using cloud computing.  We are a leading edge provider and innovator in IT management through the cloud. We believe government and commercial clients will continue to pursue the operational and economic advantages of cloud IT management on a larger scale.  Given our experience and expertise from building cloud environments to operating complex IT data centers through the cloud, we continue to position ourselves as a provider of choice for cloud computing users.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to the IT Services Group. Cost of services for the year ended December 31, 2012 was $6,375,501 or 73.1% of sales, a decrease of 3.4% as compared to $6,602,364 or 72.0% of sales for 2011. Gross profit was $2,350,385 for 2012, a decrease of $211,031 or 8.2% as compared to $2,561,416 for 2011. The decrease in gross profit margin percent in 2012 is due to a change in the mix of our business resulting from new projects in 2012 which carried different profit margins than work completed in 2011. Gross profit margins in 2012 were also adversely affected by a decrease in certain personnel utilization rates when certain project commencement dates were deferred. We experienced a slowdown of new subcontract projects during the fourth quarter of 2012.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for 2012 were $1,118,397, which was an increase of $221,108 or 24.6% as compared to $897,289 for 2011. As a percentage of sales, general and administrative expense was 12.8% for 2012 and 9.8% for 2011.

The increase in general and administrative expenses in 2012 was a result of variable compensation expenses relating to certain performance measures that were met, increases in consulting expenses and ongoing brand development and marketing expenses during 2012. During 2012, we updated our web site, updated our business strategies and our branding and marketing plans.

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

Defined benefit pension plan expense for 2011 of $103,822 associated with the O&W Plan consisted of periodic pension costs of $246,436, legal and professional fees of approximately $32,500 and accrued interest and fees on unpaid excise taxes of $119,324 offset by a gain of $294,438 in connection with the O&W Plan termination.

Selling Expenses

In 2012, we incurred selling expenses of $1,120,135 as compared to $1,249,115 in 2011, a decrease of $128,980 or 10.3%. This decrease is primarily attributable to the reduction of business development compensation expense and a reduction in occupancy expenses by changing to virtual offices for certain of our employees. We also realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls.

Operating Income

In 2012, we earned operating income of $591,853 as compared to $311,190 for 2011, an improvement of $280,663. This is principally attributable to a reduction in operating expenses of $491,694 which was offset by a decrease in gross profit of $211,031 due to lower sales volume and gross profit margin. As discussed above, the decreases in operating expenses in 2012 and 2011 includes a reduction of $480,000 in O&W Plan obligations previously accrued and, in 2011, a gain on O&W Plan termination of $294,438.

Non-cash expenses and credits for 2012 and 2011 included in operating income consist of:

	Years Ended December 31,
	2012	2011
Stock-based compensation	$85,619	$103,913
Depreciation	28,339	31,524
Gain resulting from O&W Plan termination	(480,000)	(294,438)
Periodic pension costs, interest and fees	0	416,495
Total	$(366,042)	$257,494

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $320,656 for 2012 compared to $291,611 for 2011, an increase of $29,045 or 10.0%. The increase results from an increase in notes payable to third parties of $400,000 originated in the fourth quarter of 2011 in connection with the termination of the O&W Plan. In addition, average balances of accounts receivable financed increased in 2012 resulting in increased fees.

Net Income

In 2012, we earned net income of $271,197 or $.01 per share compared to $19,579 or $.00 per share for 2011, an increase of $251,618.

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

Client deposits received in advance are recorded as liabilities until associated services are completed. During 2012, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.1% of total sales (65.5% - 2011) and 59.5% of accounts receivable (42.5% - 2011) at December 31, 2012.

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

At December 31, 2012, we had federal net operating loss carryforwards of approximately $6,500,000 and various state net operating loss carryforwards of approximately $4,000,000 which expire from 2018 through 2032.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions. We do not have any material unrecognized tax benefit at December 31, 2012. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, we recognized no interest and penalties.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Share-Based Payment,” and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards. We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $85,619 and $103,913 for the years ended December 31, 2012 and 2011, respectively.

For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for 2012 and 2011, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 75% when computing the value of stock options and warrants. This is based on volatility data used by other companies in our industry and overall greater market volatility of companies during recent periods. The expected life of the options is assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available. The expected dividend yield is zero percent. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from .83% to 1.10% for 2012 and 1.16% to 2.46% for 2011.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

       (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	55	Chairman of the Board, Acting Chief Executive Officer and President	2003
Allan M. Robbins (1)	63	Director	2003
William S. Hogan	52	Chief Operations Officer	2004
James Witzel	59	Chief Financial Officer	2004
Deanna Wohlschlegel	41	Secretary, Controller, Human Resources Director, Facility and Clearance Officer	2003

__________________________

 (1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa became a director on July 1, 2008 and was appointed chairman by the Board on June 30, 2012. He is chairman of the audit and compensation committees. Mr. Villa was appointed President by our Board on February 25, 2010 and was appointed Acting Chief Executive Officer on December 31, 2010. Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (“ICC”). ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to us from January 2003 through February 2010. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees. Dr. Robbins is the Medical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York. He has also served as the CEO of the Genesee Valley Eye Institute. Dr. Robbins is a board-certified ophthalmologist and completed his fellowship training at the University of Rochester. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America. Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Refractive Surgery (ISRS), and the American Society of Cataract and Refractive Surgery (ASCRS). Dr. Robbins was on the Scientific Advisory Council for Phoenix Laser and a principal clinical investigator for the VISX laser during the FDA clinical trials. Dr. Robbins brings to the Board the experience of operating a technology based company in a competitive environment including dealing with issues that a growing company must address. Beginning in 2003, Dr. Robbins has provided us with working capital through demand and term loans and continued, most recently in 2010, to provide an additional working capital loan.

William S. Hogan was appointed as our chief operations officer in May 2008. Mr. Hogan joined us in July 2004 as practice director and has provided IT consulting services including building and leading the implementation, integration and support of high technology solutions for our major client. Previously, Mr. Hogan was employed with Hewlett Packard, Inc. since 1997 and was North American operations manager for messaging services from 2001 until joining us.

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

Committees of the Board of Directors

Our Board has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Mr. Villa and Dr. Robbins.

Audit Committee Financial Expert

Our audit committee is comprised of Mr. Villa, as chairman, and Dr. Robbins. The Board has determined that Mr. Villa qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Neither Mr. Villa nor Dr. Robbins is independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.IGIus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2012.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2012 and 2011, individual compensation for services to Infinite Group, Inc. paid to: (i) our acting chief executive officer, and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2012 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total

James Villa
Chairman, President and	2012	$211,369	$25,000	$-	$998	$237,367
Acting Chief Executive Officer	2011	$167,204	$-	$-	$305	$167,509

William S. Hogan	2012	$199,808	$40,000	$-	$2,043	$241,851
Chief Operations Officer	2011	$184,432	$10,000	$16,500	$884	$211,816

James Witzel	2012	$124,260	$24,000	$-	$1,260	$149,520
Chief Financial Officer	2011	$123,900	$-	$28,380	$300	$152,580

_________________

(1)	The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See the Critical Accounting Policies “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.
(2)	Reflects life insurance premiums and matching contributions under the Simple IRA Plan paid by us.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date

William S. Hogan	20,000	-	$.12	7/5/2014
	15,000	-	$.20	6/16/2015
	2,000	-	$.33	11/13/2015
	65,000	-	$.25	12/31/2015
	25,000	-	$.50	3/8/2017
	173,000	-	$.51	8/23/2017
	50,000	-	$.67	7/27/2018
	75,000	-	$.16	2/4/2019
	200,000	100,000	$.145	6/17/2020
	183,333	91,667	$.093	8/11/2021

James Witzel	100,000	-	$.11	10/17/2014
	2,000	-	$.33	11/13/2015
	50,000	-	$.37	4/10/2016
	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	200,000	100,000	$.145	6/17/2020
	315,333	157,667	$.093	8/11/2021

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings. At December 31, 2012, Dr. Robbins held options immediately exercisable for an aggregate of up to 87,500 shares of our common stock of which: (i) options for 7,500 shares were granted on April 30, 2003 at an exercise price of $0.10 per share and expire on April 30, 2013; (ii) options for 50,000 shares were granted on March 9, 2005 at an exercise price of $0.10 per share and expire on March 9, 2015; (iii) options for 5,000 shares were granted on February 28, 2006 at an exercise price of $0.33 per share and expire on January 31, 2016; and (iv) options for 25,000 shares were granted on August 24, 2007 at an exercise price of $0.51 per share and expire on August 23, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 22, 2013 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Allan M. Robbins	10,372,782	(4)	29.4%
James Villa	5,607,996	(5)	17.8%
William S. Hogan	852,083	(6)	3.2%
James Witzel	1,057,896	(7)	3.9%
All Directors and Officers (5 persons) as a group	17,896,534	(3)	41.9%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,367,000	(8)	9.1%

James D. Frost	1,930,500	(9)	7.0%
c/o Infinite Group, Inc.
60 Office Park Way
Pittsford, New York 14534

David N. Slavny	2,208,750	(10)	8.0%
c/o Infinite Group, Inc.
60 Office Park Way
Pittsford, New York 14534

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 22, 2013 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 22, 2013, we had 25,961,883 shares of common stock outstanding.
(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(3)	Assumes that all currently exercisable options and convertible securities owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.
(4)	Includes 9,285,282 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $183,082 through March 22, 2013; and 87,500 shares subject to currently exercisable options.
(5)	Includes 5,604,996 shares, which are issuable upon the conversion of notes including principal in the amount of $228,324 and accrued interest in the amount of $52,076 through March 22, 2013.
(6)	Includes 808,333 shares subject to currently exercisable options.

(7)	Includes 240,562 shares, which are issuable upon the conversion of a note including principal in the amount of $9,000 and accrued interest in the amount of $3,028 through March 22, 2013; and 742,333 shares subject to currently exercisable options.
(8)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(9)	Includes 1,500,000 shares subject to currently exercisable options.
(10)	Includes 615,000 common shares held by David N. Slavny, our director of business development, 1,225,000 shares subject to currently exercisable options granted to Mr. Slavny, and 368,750 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000. Excludes 939,500 shares held by the David N. Slavny Family Trust for which David N. Slavny disclaims beneficial interest.

Securities Authorized for Issuance Under Equity Compensation Plans

We have stock option plans, which were adopted by our Board and approved by our stockholders, covering an aggregate of 8,596,333 unexercised shares of our common stock at December 31, 2012, consisting of both incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the Code) and non-qualified options. As of December 31, 2012, 1,141,333 options to purchase shares remain unissued under the 2005 plan and no options are available to issue under the terms of the other prior plans. On February 3, 2009, our Board approved the 2009 stock option plan (2009 Plan), which authorizes options to purchase up to an aggregate of 4,000,000 common shares. Options issued to date are non-qualified options since the 2009 Plan has not been approved by stockholders. The option plans are intended to qualify under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2012, 563,000 options to purchase shares remain unissued under the 2009 Plan. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employees, consultants, and others, as well as to employees.

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

The following table summarizes as of December 31, 2012 the (i) options granted under our plans and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	3,455,000	$.27	1,141,333

2009 stock option plan that has not been approved by security holders (2)	3,437,000	$.12	563,000

Total	6,892,000	$.20	1,704,333

___________________________

(1)	Consists of grants under our 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 3,455,000 are exercisable at December 31, 2012.
(2)	Consists of grants under our 2009 Plan of which 2,268,000 are exercisable at December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers and Directors

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC (“Northwest”). James Villa, our acting CEO and President, is the sole member of Northwest. At December 31, 2012, Northwest was the holder of convertible notes bearing interest at 6%, including principal and accrued interest, of $278,820 which mature on January 1, 2016. At December 31, 2012, the principal and a portion of the interest under the notes were convertible into shares of our common stock at a conversion price of $.05 per share (5,553,850 shares).

At December 31, 2012, Dr. Allan M. Robbins, a member of our Board, was the holder of convertible notes bearing interest at 6%, including principal and accrued interest, of $442,567 which mature on January 1, 2016 and a demand note bearing interest at 12% for $40,000. At December 31, 2012, the principal and interest under the notes were convertible into shares of our common stock at a conversion prices of $.05 and $.11 per share, respectively (9,214,978 shares).

At December 31, 2012, Mr. James Witzel, our chief financial officer, was the holder of a convertible note bearing interest at 6%, including principal and accrued interest, of $11,908 which matures on January 1, 2016. At December 31, 2012, the principal and interest under the note was convertible into shares of our common stock at a conversion price of $.05 per share (238,166 shares).

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

In 2010, 2009 and 2006, we issued three demand notes to Dr. Robbins, in the principal amount of $40,000 with interest at 12% per annum (the “2010 Note”), $50,000 with interest at 10% per annum and $105,000 with interest at 18% per annum, respectively. At the election of the holder, the principal of the 2010 Note may be converted into 363,636 shares of our common stock at $.11 per share. At December 31, 2012, the outstanding principal balance on the 2010 Note remained unchanged and the principal balance remaining on the other two notes were $30,000 and $20,000, respectively. The aggregate accrued interest on all the notes was $85,316.

During 2010, we issued a demand promissory note to Mr. Villa in the principal amount of $50,000 with interest at 12% per annum. At December 31, 2011, $5,000 of principal and $4,289 of accrued interest was outstanding under the note. In February 2012, all outstanding balances due under the note were paid and the note was satisfied.

On October 28, 2011, we issued a demand promissory note to Mr. Witzel in the principal amount of $23,000 with interest at 18% per annum. At December 31, 2011, the entire principal amount and $352 of accrued interest was outstanding under the note. From January 2012 through June 2012, all outstanding balances due under the note were paid and the note was satisfied.

Between June 1, 2012 and December 31, 2012, we provided software development services to Sudo.Me Corporation, a New York State corporation (“Sudo”). These services were provided on a “cost-plus” basis, but were provided on more favorable terms than our usual and customary rates charged to our customers. At December 31, 2012, $71,302 was due and payable to us for such services and related equipment, representing the aggregate billings rendered from inception.  Subsequent to year end, $7,302 of the balance was paid. At December 31, 2012, we had an allowance for doubtful accounts with respect to this receivable given the uncertainty as to its collectability in light of Sudo’s financial condition. Each of Mr. Villa, our president and acting CEO and a director, and Dr. Robbins, a director, is a lender to Sudo and, as a result of such loans, may have the ability to influence policy and/or control of Sudo.  Neither  Mr. Villa nor Dr. Robbins is an equity holder in Sudo.  Since December 31, 2012, we have continued to provide services to Sudo on similar terms.

David N. Slavny

During 2005, we issued various notes to David N. Slavny, our Director of Business Development. The notes were consolidated into one note of $185,000 with interest at 12% per annum and further modified during 2008 such that the notes bear interest at 11% and principal matured on July 1, 2010. The notes are secured by all of our assets. At December 31, 2008, the notes had a balance of $109,000. Subsequent to December 31, 2008, the note balance was reduced to $59,000 and on February 6, 2009 the note was further modified such that principal and interest are convertible into shares of our common stock at $.16 per share, which was the closing price of our common stock on the date of the modification. At December 31, 2012, the balance of this note was $59,000 and is convertible into 368,750 shares of our common stock.

Director Independence

Our Board has determined that Dr. Robbins is “independent” in accordance with the NASDAQ’s independence standards. Our audit and compensation committees consist of Mr. Villa and Dr. Robbins, of which only Dr. Robbins is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees	$84,282	$80,500
Audit related fees	-	-
Total audit and audit related fees	$84,282	$80,500

Audit fees for 2012 and 2011 were for professional services rendered for the audits of our annual consolidated financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2012 and 2011.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**Form of Stock Option Plan. (2)
10.2	Form of Stock Option Agreement. (1)
10.3	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.4	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.7	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.8	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.9	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.10	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(6)
10.11	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)
10.12	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.13	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.14	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.15	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.16	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.17	Promissory note dated June 13, 2008 in favor of Dan Cappa. (9)
10.18	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (9)
10.19	**The 2009 Stock Option Plan. (9)
10.20	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.21	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.22	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2009. (10)
10.23	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010. (11)
10.24	Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.25	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2010. (13)
10.26	Modification agreement to promissory note between the Company and Carle C. Conway dated December 31, 2010. (13)
10.27	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.28	Trusteeship Agreement between the Company and the PBGC, effective as of November 1, 2011. (15)
10.29	Promissory note in favor of the PBGC in the principal amount of $300,000 (15)
10.30	Modification agreement to promissory note between the Company and Dan Cappa dated December 14, 2012. *
10.31	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2012. *

14.1	Code of Ethics. (6)
23.1	Consent of Freed Maxick CPAs, P.C., independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

_______________________

*Filed as an exhibit hereto.

**Management contract or compensatory plan or arrangement.

***	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-61856) and incorporated herein by reference.
(2)	Incorporated by reference to the Company's 1993 Preliminary Proxy Statement.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2010.
(12)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2011.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2011.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013	Infinite Group, Inc.

	By:	/s/ James Villa
James Villa, Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board , Acting Chief Executive Officer, and	March 29, 2013
President
(principal executive officer)

/s/ James Witzel
James Witzel	Chief Financial Officer	March 29, 2013
(principal financial and accounting officer)

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 29, 2013

CONSOLIDATED

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2012

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Statements of Stockholders' Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Infinite Group, Inc.

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 29, 2013

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$56,158	$36,894
Accounts receivable, net of allowances of $70,000	585,322	1,023,326
Prepaid expenses and other current assets	22,127	21,204
Total current assets	663,607	1,081,424

Property and equipment, net	38,062	46,704

Deposits and other assets	4,318	15,924

	$705,987	$1,144,052

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$281,017	$566,980
Accrued payroll	356,164	379,666
Accrued interest payable	408,799	403,387
Accrued retirement and pension	220,783	659,650
Accrued expenses - other	60,015	39,968
Current maturities of long-term obligations	22,867	32,360
Note payable	30,000	30,000
Notes payable - related parties	149,000	197,000
Total current liabilities	1,528,645	2,309,011

Long-term obligations:
Notes payable:
Banks and other	1,544,593	1,559,108
Related parties	501,324	501,324
Total liabilities	3,574,562	4,369,443

Commitments and contingencies (Notes 10 and 11)	0	0

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 (25,961,883 - 2011) shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,164,403	30,078,784
Accumulated deficit	(33,058,939)	(33,330,136)
Total stockholders’ deficiency	(2,868,575)	(3,225,391)

	$705,987	$1,144,052

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2012	2011

Sales	$8,725,886	$9,163,780
Cost of services	6,375,501	6,602,364
Gross profit	2,350,385	2,561,416

Costs and expenses:
General and administrative	1,118,397	897,289
Defined benefit pension plan	(480,000)	103,822
Selling	1,120,135	1,249,115
Total costs and expenses	1,758,532	2,250,226

Operating income	591,853	311,190

Interest expense:
Related parties	(52,385)	(52,820)
Other	(268,271)	(238,791)
Total interest expense	(320,656)	(291,611)

Net income	271,197	19,579

Other comprehensive income:
Retirement benefit adjustment	0	2,961,147

Comprehensive income	$271,197	$2,980,726

Net income per share – basic and diluted	$.01	$.00

Weighted average shares outstanding – basic	25,961,883	26,357,773
Weighted average shares outstanding – diluted	47,562,782	29,090,273

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2012 and 2011

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance - December 31, 2010	26,461,883	$26,461	$29,999,371	$(33,299,715)	$(2,961,147)	$(6,235,030)
Shares of common stock repurchased and retired	(500,000)	(500)	(24,500)	(50,000)	0	(75,000)
Stock based compensation	0	0	103,913	0	0	103,913
Net income	0	0	0	19,579	0	19,579
Retirement benefit adjustment	0	0	0	0	2,961,147	2,961,147

Balance - December 31, 2011	26,961,883	$25,961	$30,078,784	$(33,330,136)	$0	$(3,225,391)

Stock based compensation	0	0	85,619	0	0	85,619
Net income	0	0	0	271,197	0	271,197

Balance - December 31, 2012	25,961,883	$25,961	$30,164,403	$(33,058,939)	$0	$(2,868,575)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$271,197	$19,579
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	85,619	103,913
Reduction of accrued retirement and pension	(480,000)	(294,438)
Depreciation	28,339	31,524
(Increase) decrease in assets:
Accounts receivable	438,004	(314,024)
Prepaid expenses and other assets	10,683	(3,312)
Increase (decrease) in liabilities:
Accounts payable	(285,963)	(84,996)
Accrued expenses	1,957	171,934
Accrued pension obligations	41,133	364,531
Net cash provided (used) by operating activities	110,969	(5,289)

Cash flows from investing activities:
Purchases of property and equipment	(10,515)	(10,018)
Net cash used by investing activities	(10,515)	(10,018)

Cash flows from financing activities:
Repayments of notes payable	(33,190)	(28,954)
Repayments of notes payable - related parties	(48,000)	0
Proceeds from notes payable	0	100,000
Proceeds from notes payable - related parties	0	23,000
Repurchase of shares of common stock	0	(75,000)
Net cash provided (used) by financing activities	(81,190)	19,046

Net increase in cash	19,264	3,739

Cash - beginning of year	36,894	33,155

Cash - end of year	$56,158	$36,894

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$315,168	$198,856

Income taxes	$0	$0

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

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no sales from customers in foreign countries during 2012 and 2011 and all assets are located in the United States. Certain projects required employees to travel to foreign countries during 2012 and 2011.

NOTE 2. - MANAGEMENT PLANS

The Company reported net income of $271,197 in 2012 and $19,579 in 2011 due in part to the reversal of the defined benefit pension obligation; a stockholders’ deficit at December 31, 2012 and 2011; and a decline of 4.8% in the Company’s 2012 sales compared with 2011. The Company’s business strategy is summarized as follows.

The Company plans include continuing to provide cloud related IT managed services and solutions and continuing to expand into the commercial sector including the SMB space. The Company also reviews potential acquisitions. The Company is committed to remaining on the leading edge of technologies and trends in the IT service sector. The Company’s ability to succeed may depend on how successful it is in differentiating itself from competition at a time when competition in these markets is on the rise.

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

In addition, the Company's strategy is to build its business by delivering a wide range of IT solutions and services that address challenges common to many U.S. Government agencies, state and local governments and commercial companies including SMBs. The Company believes that its core strengths position the Company to respond to the long-term trends and changing demands of the IT markets.

The Company has established several areas of specific focus with the objective of increasing its sales, which include the following:

•	Cloud computing;
•	Managed services;
•	Mobility and information security;
•	Program and project management;
•	Business continuity planning;
•	Business process development and management;
•	Consulting and engineering services; and

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

•	Support services to software companies.

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

On October 17, 2011, in accordance with the Settlement Agreement, the Company: (i) purchased 500,000 shares of its common stock from the O&W Plan for $130,000 (see note 7); (ii) issued a promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (see note 6); and (iii) agreed to make future payments through December 31, 2017 out of the Company’s “Free Cash Flow,” as defined in the Settlement Agreement, not to exceed $569,999 (see note 6). The Settlement Agreement contains specific events of default and provisions for remedies upon default. The purchase price for the 500,000 shares was funded by the Company using the proceeds from the placement of a convertible note in the principal amount of $100,000 to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company’s working capital. As a result of the termination of the O&W Plan, the Company recorded a gain of $294,438.

On March 30, 2012, the Company received the decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that the Company did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, during 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions and recognized a gain of $480,000.

Since the PBGC terminated the O&W Plan as of November 30, 2001, the Company has no further obligations to the O&W Plan and the PBGC other than those stated in the Settlement Agreement.

Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance. Two leases for office space expired in 2012 and 2011 and were not renewed. The Company realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls. As a result of the termination of the O&W Plan, the Company will no longer incur pension expense for the O&W Plan.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $70,000 for doubtful accounts was reasonably stated at December 31, 2012 and 2011.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2012 and 2011. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2012, the Company sold approximately $7,797,000 ($7,152,000 - 2011) of its accounts receivable to the Purchaser.  As of December 31, 2012, $781,818 ($912,112 - 2011) of these receivables remained outstanding.  Additionally, as of December 31, 2012, the Company had approximately $183,000 available under the financing line with the financial institution ($315,000 – 2011).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $146,125 at December 31, 2012 ($172,260 - 2011), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $174,300 for the year ended December 31, 2012 ($160,900 - 2011). These financing line fees are classified on the statements of income as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2012 and 2011.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

During 2012, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.1% of total sales (65.5% - 2011) and 59.5% of accounts receivable (42.5% - 2011) at December 31, 2012. Sales to another client, which consisted of sales under subcontracts, accounted for 22.1% of sales in 2012 (19.2% - 2011) and 19.8% of accounts receivable at December 31, 2012 (29.4% - 2011).

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2012 or 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2007 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2012 and 2011:

	Income (Numerator)	Shares (Denominator)	Per Share
2011:
Income available to common stockholders	$19,579	26,357,773	$.00
Effect of dilutive securities:
Common stock options	0	2,732,500
Diluted earnings per share - income available to common stockholders with assumed conversions	$19,579	29,090,273	$.00

2012:
Income available to common stockholders	$271,197	25,961,883	$.01
Effect of dilutive securities:
Common stock options and convertible notes payable	57,369	21,600,899
Diluted earnings per share - income available to common stockholders with assumed conversions	$328,566	47,562,782	$.01

For the years ended December 31, 2012 and 2011, convertible debt and options to purchase 3,146,500 and 23,772,101 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted net income per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments - The Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.

Level 1 uses observable inputs such as quoted prices in active markets;

Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Comprehensive Income - The Company accounts for comprehensive income under FASB ASC 220 “Comprehensive Income,” which establishes standards for reporting and measuring of all changes in equity that result from transactions, other events and circumstances from non-owner sources.  The Company reported the retirement benefit adjustment as a component of comprehensive income (loss) in the consolidated statements of income and comprehensive income for the year ended December 31, 2011.

Reclassifications - The Company reclassifies certain prior year amounts to conform to the current year’s presentation.

Recent Accounting Pronouncements

Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company has adopted the presentation of a single continuous statement of comprehensive income. This change did not have a material impact on the consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2012	2011

Software	3 to 5 years	$10,881	$29,386
Equipment	3 to 10 years	129,960	201,243
Furniture and fixtures	5 to 7 years	9,424	11,984
Leasehold improvements	3 years	1,224	3,286
		151,489	245,899
Accumulated depreciation		(113,427)	(199,195)
		$38,062	$46,704

Depreciation expense was $28,339 and $31,524 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5. - NOTES PAYABLE – CURRENT

Note payable at December 31, 2012 and 2011 consists of an unsecured demand note payable of $30,000 with interest at 10%.

Notes payable - related parties consist of:

	December 31,
	2012	2011

Convertible demand note payable to employee, 11% (A)	$59,000	$59,000
Demand note payable to director, 18%, unsecured	20,000	40,000
Convertible demand note payable to director, 12%, unsecured (B)	40,000	40,000
Demand note payable to director, 10%, unsecured	30,000	30,000
Demand note payable to officer and director, 12%, unsecured	0	5,000
Demand note payable to officer, 18%, unsecured	0	23,000
	$149,000	$197,000

(A) Convertible demand note payable to employee, 11% - At December 31, 2012 and 2011, the Company was obligated to an employee for $59,000 with interest at 11%. The note is secured by a subordinate lien on all of the Company's assets. The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share.

(B) Convertible demand note payable to director, 12%, - At December 31, 2012 and 2011, the Company was obligated to a director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other

Term notes payable - banks and other consist of:

	December 31,
	2012	2011
Note payable, 10%, secured, due January 1, 2015	$265,000	$265,000
Convertible term note payable,12%, secured, due January 1, 2016	175,000	175,000
Convertible notes payable, 6%, due January 1, 2016	150,000	150,000
Term note payable - PBGC, 6%, secured	285,000	297,000
Obligation to PBGC based on free cash flow	569,999	569,999
Convertible term note payable, 7%, secured, due October 3, 2016	100,000	100,000
Term notes payable - banks, secured	22,461	34,469
	1,567,460	1,591,468
Less current maturities	22,867	32,360
	$1,544,593	$1,559,108

Note payable, 10%, secured, due January 1, 2015 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. All of these borrowings bear interest at 10% and are due, as modified during 2012, on January 1, 2016. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on all other accounts receivable.

Convertible term note payable, 12%, secured, due January 1, 2016 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and is due, as modified during 2012, on January 1, 2016. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

Convertible notes payable, 6%, due January 1, 2016 - At December 31, 2012, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2011). The principal is convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2012 (6.0% - 2011). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with the Settlement Agreement, the Company issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period with a balloon payment of $75,000 in 2015 (the “PBGC Note”). The note is due on September 30, 2018 with a balloon payment of $144,000. See note 10 for further information related to the O&W Plan termination.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation is contingent upon the Company earning free cash flow in excess of defined amounts which vary by year. The annual amount is due 15 days after the issuance of the Company’s audited financial statements relating to the previous year.  There are no amounts due in 2013 based on the calculation of free cash flow for the year ended December 31, 2012.  The Settlement Agreement contains  specific events of default and provisions for remedies upon default. See note 10 for further information related to the O&W Plan termination.

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

Term notes payable - banks, secured - The Company renewed a loan agreement during 2010 for the secured financing of a vehicle. The loan had a balance of $11,667 at December 31, 2012, ($17,038 – 2011), bears interest at 5.5% and is due in aggregate monthly installments of approximately $515 through December 2014. The Company entered into capital lease agreements during 2012 and 2010 for the secured financing of office and technology equipment. The loans have a balance of $10,794 at December 31, 2012, ($17,431 – 2011) bear interest at rates ranging from 12.6% to 14.9% and are due in average monthly installments of $1,616 through February 2013 and $318 through August 2015.

Notes Payable - Related Parties

Related parties - convertible notes payable, 6%, due January 1, 2016 - The Company has various notes payable to related parties totaling $501,324 at December 31, 2012 and 2011, which mature on January 1, 2016 with principal and accrued interest convertible, except for interest on one note for $25,000 which is not convertible, at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2012 (6.0% - 2011). The interest rate will be adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum, except that one note for $25,000 has a fixed interest rate of 6%.

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

Minimum future annual payments of long-term obligations as of December 31, 2012 are as follows:

2013	$22,867
2014	21,187
2015	354,407
2016	938,324
2017	581,999
Thereafter	150,000
Total long-term obligations	$2,068,784

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2012 and 2011 there were no preferred shares issued or outstanding.

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

Warrants - On March 3, 2006, the Company engaged the services of a consultant, an accredited investor, and issued the consultant a warrant to acquire shares of the Company’s common stock exercisable at $.30 per share. The balance of 320,000 shares under the terms of the warrant expired on March 2, 2011.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. - STOCKHOLDERS' DEFICIENCY – CONTINUED

On May 1, 2006, the Company engaged the services of a consultant and issued the consultant a warrant to acquire 50,000 shares of the Company’s common stock exercisable at $.35 per share which warrant expired unexercised on April 30, 2011.

On April 5, 2007, the Company engaged the services of a consultant for a term of one year and issued a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expired unexercised on April 6, 2012.

On April 5, 2007, the Company engaged the services of a consultant, an accredited investor, to assist it with business development for a term of one year through April 4, 2008 and issued it a warrant to acquire 100,000 shares of its common stock, exercisable at $.50 per share, which expired on April 4, 2012. During 2007, the consultant vested in 100,000 shares.

The following is a summary of warrant activity for the years ended December 31, 2012 and 2011:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	470,000	$.35
Expired during 2011	(370,000)	$.31
Outstanding at December 31, 2011	100,000	$.50
Expired during 2012	(100,000)	$.50
Outstanding at December 31, 2012	0

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 4,596,333 common shares at December 31, 2012 (4,608,833 - 2011). No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans. As of December 31, 2012, 1,141,333 options to purchase shares remain unissued under the 2005 plan. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares. As of December 31, 2012, 563,000 options to purchase shares remain unissued under the 2009 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

Volatility is based on data used by other companies in the IT services industry and overall greater market volatility of companies during recent periods. The expected life of the options was assumed to be 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used for the years ended December 31, 2012 and 2011.

	2012	2011
Risk-free interest rate	.83% - 1.10%	1.16% - 2.46%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	5.75 years	5.75 years

Stock Option Plans - The Company grants stock options to its key employees and independent service providers as it deems appropriate. Qualified options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2012 and 2011:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,414,500	$.22
Granted	1,786,500	$.10
Expired	(1,186,500)	$.20
Forfeited	(125,000)	$.13
Outstanding at December 31, 2011	6,889,500	$.20
Granted	300,000	$.19
Expired	(168,500)	$.11
Forfeited	(136,500)	$.12
Outstanding at December 31, 2012	6,884,500	$.20	5.5 years	$610,000

Exercisable at December 31, 2012	5,715,500	$.21	4.9 years	$479,000

At December 31, 2012, there was approximately $58,000 of total unrecognized compensation cost related to outstanding non-vested options. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2012 was approximately $93,000.

The weighted average fair value of options granted was $.12 and $.06 per share for the years ended December 31, 2012 and 2011, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provides for the grant to non-employee directors of non-qualified stock options to purchase up to 50,000 shares of common stock. No options were issued during 2012 and 2011 and no new options are issuable under the terms of this plan. During 2011, 10,000 options expired. At December 31, 2012, there were 7,500 (7,500 - 2011) options outstanding to directors under this plan, all of which are exercisable. These options are exercisable at $.10 per share and expire in 2013.

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2012	2011
Deferred:
Federal	$1,259,000	2,050,000
State	(172,000)	598,000
	1,087,000	2,648,000
Change in valuation allowance	(1,087,000)	(2,648,000)
	$0	$0

During the year ended December 31, 2011, the Company recorded a decrease to the deferred tax asset related to the termination of its defined pension benefit liability. A portion of this decrease, approximately $1,182,000, was recorded through other comprehensive income offset by the reversal of the related valuation allowance.

At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $6,500,000 and various state net operating loss carryforwards of approximately $4,000,000 which expire from 2018 through 2032.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries of approximately $6,600,000, as well as net operating loss carryforwards from states that the Company does not presently operate in of approximately $2,200,000.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2012, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined pension plan expenses, in the amount of approximately $3,043,000, had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES – CONTINUED

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,427,000	$3,510,000
Defined benefit pension liability	340,000	385,000
Property and equipment	1,000	14,000
Reserves and accrued expenses payable	275,000	222,000
Gross deferred tax asset	3,043,000	4,131,000
Deferred tax asset valuation allowance	(3,043,000)	(4,131,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2011	2011
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	(63.6)	3,054.8
Stock-based compensation and warrants	.0	140.4
Expired stock-based compensation and warrants	4.4	106.6
Defined benefit pension termination	(50.1)	277.9
Other permanent non-deductible items	1.2	16.5
Change in valuation allowance	(400.8)	(13,522.3)
Expired net operating loss carryforward	474.8	9,888.7
Other	.1	3.4
Effective income tax rate	0.0%	0.0%

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees. Employees are eligible to participate in the plan if they earn at least $5,000 of compensation from the Company during the year. Eligible employees may contribute a percentage of their compensation up to a maximum of $11,500 for 2012 and 2011. The Company can elect to make a discretionary contribution to the Plan. For the years ended December 31, 2012 and 2011 the Company elected to make a matching contribution equal to the employee’s contribution up to a limit of 3% of the employee’s compensation for the year. The Company match for the year ended December 31, 2012 was $62,775 ($53,830 – 2011). The accrued liability for the simple IRA plan, including interest, was $220,783 and $159,650, as of December 31, 2012 and 2011, respectively.

Effective, January 1, 2013, the Company began offering a defined benefit 401(k) plan in place of the simple IRA plan. For 2013, 401(k) employee contribution limits are $17,500 plus a catch up contribution for those over age 50 of $5,500. The Company can elect to make a discretionary contribution to the Plan.

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

At December 31, 2011, the Company had accrued amounts related to excise taxes, including late fees and interest, on unfunded contributions of approximately $480,000 due to the Treasury, which is included in current liabilities - accrued retirement and pension.

O&W Plan Terminated in 2011

During 2011, the Company entered into a settlement agreement with the PBGC with the objective of terminating the O&W Plan. On September 6, 2011, the Company received notification from the PBGC that it had executed a Settlement Agreement with the Company, effective September 1, 2011 and issued a Notice of Determination (the “PBGC Determination”) that the O&W Plan had not met the minimum funding standard required under section 412 of the Internal Revenue Code and would be unable to pay benefits when due, which PBGC Determination was a condition precedent to the Company’s obligations under the Settlement Agreement.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

On October 17, 2011, in accordance with the Settlement Agreement, the Company:

•	purchased 500,000 shares of its common stock from the O&W Plan for $130,000 (See note 7.);
•	issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period (See note 6.);
•	agreed to make annual future payments through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. Each annual payment is contingent upon the Company earning "Free Cash Flow" in excess of defined amounts which vary by year. No payment was due for 2012; and
•	recorded a gain of $294,438 and a reduction of accumulated other comprehensive loss of $2,961,147.

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

Tax Court Ruling Received in 2012

On March 30, 2012, the Company received the decision of United States Tax Court entered on March 27, 2012 (the "Decision") wherein the Court determined that the Company did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, during 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions.

Since the PBGC terminated the O&W Plan as of November 30, 2001 and the United States Tax Court decided on March 27, 2012 that no excise taxes are due as stated herein, the Company has no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

2011 Defined Benefit Plan

During 2011, the PBGC assumed the obligation to pay benefits in connection with the termination of the O&W Plan and, as a result, the Company recorded a gain of $294,438. Defined benefit pension plan expense for 2011 of $103,822 associated with the O&W Plan consisted of periodic pension costs of $246,436, legal and professional fees of $32,500 and accrued interest and fees on unpaid excise taxes of $119,324, offset by the gain of $294,438. At December 31, 2011, the Company continued to carry current liabilities of $500,000 related to the O&W Plan and long-term obligations to the PBGC of $569,999 and issued a promissory note in favor of the PBGC for $300,000. (See note 6.)

The measurement dates used to determine the pension measurements for the pension plan was December 31, 2011. Net periodic pension cost recorded in the accompanying statements of operations includes the following components of expense (benefit) for the period through the O&W Plan termination date in 2011:

Interest cost	$203,635
Expected return on plan assets	(90,575)
Service cost	31,499
Actuarial loss	101,877
Net periodic pension cost	$246,436

The following sets forth the funded status of the Plan and the amounts shown in the accompanying balance sheet at December 31, 2011:

Projected benefit obligation:
Benefit obligation at beginning of year	$5,160,059
Interest cost	203,635
Actuarial loss	101,877
Benefits paid	(375,612)
Termination of the O&W Plan	(5,089,959)
Projected benefit obligation at end of year	$0

Plan assets at fair value:
Fair value of plan assets at beginning of year	$1,601,276
Actual return of plan assets	137,696
Benefits paid	(375,612)
Expenses paid	(34,882)
Transfer of assets to PBGC due to
termination of the O&W Plan	(1,328,478)
Fair value of plan assets at end of year	$0

Funded status (deficit)	$(3,558,783)
Unrecognized actuarial loss	(2,961,147)
(6,519,930)

Termination of the O&W Plan	(6,519,930)
Accrued pension cost	$0

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS – CONTINUED

The major actuarial assumptions used in the calculation of the pension obligation follow (2012 assumptions are not applicable since the O&W Plan was terminated by the PBGC):

2011
Discount rate	5.95%
Expected return on plan assets	8.90%
Rate of increase in compensation	N/A

The expected long-term rate of return on Plan assets assumption is determined from the Plan’s asset allocation using historical returns over the past several years and the Plan’s investment philosophy. The discount rate assumption is based on published pension liability indices and reflects the current interest rate environment.

The investment strategy was to manage the assets of the Plan to generate sufficient returns to meet the long-term liabilities while maintaining adequate liquidity to pay current benefits. This strategy was implemented by holding equity investments while investing a portion of the assets in fixed income debt securities to match the long-term nature of the liabilities. An independent fee based investment management company made all investment decisions subject to the Plan’s investment strategy. The assets were held by a separate trust company as custodian for the Plan. For equity investments, the manager implemented its defined process that focuses on the merits of individual companies allowing it to find opportunities across the globe. The process included identifying industry sector groups that met the investment strategy, profiling investment alternatives, establishing buy and sell targets based on strategy and strict pricing disciplines, and accepting only those investments that meet the strategy, pricing and Plan objectives. Investments were monitored on an ongoing basis to assure they continue to meet the strategy, pricing and Plan objectives. As of December 31, 2011, with the execution of the Settlement Agreement with the PBGC the Plan was terminated and the PBGC was appointed the trustee of the Plan.

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters facilities under an operating lease agreement that expires in April 2015. Previously, the Company also leased a branch office facility under an operating lease which expired in May 2012. Rent expense under operating leases for the year ended December 31, 2012 was approximately $31,500 ($97,000 - 2011). Future minimum payments required under the lease are $69,500 through April 2015.

NOTE 12. - RELATED PARTY ACCOUNTS RECEIVABLE AND ACCRUED INTEREST PAYABLE

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $317,287 at December 31, 2012 ($281,433 - 2011).

Accounts Receivable – Certain officers or directors of the Company have made loans to a customer of the Company and can influence the management of this company. Included in accounts receivable are amounts due from this related party of $71,302 at December 31, 2012 ($0 - 2011).

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing transactions, including non-monetary exchanges, for the years ended December 31, 2012 and 2011 follow:

	2012	2011

Purchase of equipment through long-term obligations	$9,182	$0

Issuance of note payable and other consideration to
PBGC in satisfaction of accrued pension obligation
according to the Settlement Agreement	$0	$869,999

NOTE 14. - SUBSEQUENT EVENTS

Subsequent to year end and through March 29, 2013, the Company issued 1,500,000 common stock options to independent consultants with exercise prices of $.15 and $.155 according to the terms of each stock option agreement. At issuance, 200,000 shares immediately vested. The balance of the options vest based on each independent consultant meeting specific sales performance criteria.

