Form 10-Q
period 2013-03-31
INFINITE GROUP INC
filed 2013-05-15
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2013

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2013.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2013 (Unaudited) and
December 31, 2012	3

Consolidated Statements of Operations (Unaudited) for the three months
ended March 31, 2013 and 2012	4

Consolidated Statements of Cash Flows (Unaudited) for the three months
ended March 31, 2013 and 2012	5

Notes to Consolidated Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	13

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINITE GROUP, INC.

Consolidated Balance Sheets

	March 31, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash	$12,856	$56,158
Accounts receivable, net of allowances of $70,000	653,260	585,322
Prepaid expenses and other current assets	17,108	22,127
Total current assets	683,224	663,607

Property and equipment, net	36,955	38,062

Deposits and other assets	2,318	4,318

Total assets	$722,497	$705,987

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$373,552	$281,017
Accrued payroll	251,691	356,164
Accrued interest payable	426,689	408,799
Accrued retirement and pension	222,867	220,783
Accrued expenses – other	25,808	60,015
Current maturities of notes payable - banks and other	20,608	22,867
Notes payable	30,000	30,000
Notes payable - related parties	142,000	149,000
Total current liabilities	1,493,215	1,528,645

Long-term obligations:
Notes payable:
Banks and other	1,539,370	1,544,593
Related parties	501,324	501,324
Total liabilities	3,533,909	3,574,562

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,200,802	30,164,403
Accumulated deficit	(33,038,175)	(33,058,939)
Total stockholders’ deficiency	(2,811,412)	(2,868,575)
Total liabilities and stockholders’ deficiency	$722,497	$705,987

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Sales	$2,099,959	$2,530,856
Cost of services	1,501,849	1,894,538
Gross profit	598,110	636,318

Costs and expenses:
General and administrative	219,858	412,702
Selling	281,076	287,511
Defined benefit pension plan	0	(480,000)
Total costs and expenses	500,934	220,213
Operating income	97,176	416,105

Interest expense:
Related parties	(11,624)	(13,602)
Other	(64,788)	(67,501)
Total interest expense	(76,412)	(81,103)

Net income	$20,764	$335,002

Net income per share - basic and diluted	$.00	$.01
Weighted average shares outstanding - basic	25,961,883	25,961,883
Weighted average shares outstanding - diluted	47,075,995	26,166,699

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$20,764	$335,002
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	36,399	20,072
Depreciation	4,591	12,121
Reduction of accrued retirement and pension	0	(480,000)
Decrease (increase) in assets:
Accounts receivable	(67,938)	160,074
Other assets	7,019	(4,219)
(Decrease) increase in liabilities:
Accounts payable	92,535	(51,636)
Accrued expenses	(120,790)	7,139
Accrued retirement and pension	2,084	4,849
Net cash (used) provided by operating activities	(25,336)	3,402

Investing activities:
Purchases of property and equipment	(3,484)	(7,536)
Net cash used by investing activities	(3,484)	(7,536)

Financing activities:
Repayments of notes payable-related parties	(7,000)	(18,000)
Repayments of notes payable	(7,482)	(8,441)
Net cash used by financing activities	(14,482)	(26,441)

Net decrease in cash	(43,302)	(30,575)
Cash - beginning of period	56,158	36,894
Cash - end of period	$12,856	$6,319

Supplemental disclosure:
Cash paid for:
Interest	$58,522	$88,187
Income taxes	$0	$0

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2012 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its consolidated financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited consolidated financial statements for the year ended December 31, 2012 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Note 3. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 10,096,333 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants. Such awards include common stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2013:

Risk-free interest rate	1.00% - 1.14%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	5.75 years

The Company recorded expense for options and warrants issued to employees and independent service providers of $36,399 and $20,072 for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, there was approximately $35,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the three months ended March 31, 2013 was approximately $20,000.

A summary of all stock option activity for the three months ended March 31, 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	6,884,500	$.20
Options granted	1,500,000	$.15
Options expired	(170,000)	$.11
Options forfeited	(90,000)	$.11
Outstanding at March 31, 2013	8,124,500	$.20	6.0 years	$407,000

Exercisable at March 31, 2013	5,745,500	$.21	4.8 years	$291,000

During the three months ended March 31, 2013, the Company issued 1,500,000 common stock options to independent consultants with an average exercise price of $.15 per share. At issuance, 200,000 options immediately vested. The balance of the options vest based on each independent consultant meeting specific sales performance criteria.

Note 4. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share

Income available to common stockholders	$20,764	25,961,883	$.00
Effect of dilutive securities - common stock options and convertible notes payable	14,342	21,114,112
Diluted earnings per share - income available to common stockholders with assumed conversions	$35,106	47,075,995	$.00

	March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share
Income available to common stockholders	$335,002	25,961,883	$.01
Effect of dilutive securities - common stock options	0	204,816
Diluted earnings per share - income available to common stockholders with assumed conversions	$335,002	26,166,699	$.01

For the three months ended March 31, 2013 and 2012, convertible debt and options to purchase 3,146,500 and 26,445,013 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 5. Employee Pension Plan

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

Note 6. Notes Payable – Related Parties

During the three months ended March 31, 2013, the Company repaid $7,000 of a note payable to a related party.

Note 7. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is accrued interest payable to related parties of $328,362 at March 31, 2013 ($317,287 - December 31, 2012).

During 2012 and 2013, certain officers or directors of the Company made loans to a customer of the Company and can influence the management of this company. Included in accounts receivable are amounts due from this related party of $84,167 at March 31, 2013 ($71,302 - December 31, 2012). See Note 8 for a related subsequent event.

Note 8. Subsequent Event

On May 7, 2013, the Company purchased 100,000 shares of a customer's authorized but unissued shares of Series A Convertible Preferred Stock, $.001 par value, for an aggregate purchase price of $100,000 pursuant to the terms and conditions of a preferred stock purchase agreement. (See Note 7.) The source of funds consisted of accounts receivable of $84,167 due from the customer and cash of $15,833.

Note 9. Management Plans – Capital Resources

The Company reported operating income of $97,176 and $416,105 and net income of $20,764 and $335,002 for the three months ended March 31, 2013 and 2012, respectively. During 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At March 31, 2013, the Company had approximately $212,000 of availability under this line. During the three months ended March 31, 2013, the Company financed its business activities through sales with recourse of our accounts receivable.

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

************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

Headquartered in Pittsford, New York, we provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

•	managed services that include managing leading edge operations and implementing complex programs in advanced server management;
•	desktop and server monitoring and remediation;
•	help desk and call center services;
•	third party data storage;
•	backup and disaster recovery solutions; and
•	project management.

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. In addition, we provide IT solutions that address mobility, information security and unified communications. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

We provide support to professional service organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications. We provide on and off-site client support to meet our clients' needs. We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S., state and local governments. We have entered into various subcontract agreements with prime contractors to the U.S., state and local governments and commercial customers.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table compares our statements of operations data for the three months ended March 31, 2013 and 2012. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2013 vs. 2012
		As a % of		As a % of	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)

Sales	$2,099,959	100.0%	$2,530,856	100.0%	$(430,897)	(17.0)%
Cost of services	1,501,849	71.5	1,894,538	74.9	(392,689)	(20.7)
Gross profit	598,110	28.5	636,318	25.1	(38,208)	(6.0)
General and administrative	219,858	10.5	412,702	16.3	(192,844)	(46.7)
Selling	281,076	13.4	287,511	11.4	(6,435)	(2.2)
Defined benefit pension plan	0	0.0	(480,000)	(19.0)	480,000	100.0
Total operating expenses	500,934	23.9	220,213	8.7	280,721	127.5
Operating income	97,176	4.6	416,105	16.4	(318,929)	(76.6)
Interest expense	(76,412)	(3.6)	(81,103)	(3.2)	(4,691)	(5.8)
Net income	$20,764	1.0%	$335,002	13.2%	$(314,238)	(93.8)%

Net income per share - basic and diluted	$.00		$.01

Sales

Sales for the three months ended March 31, 2013 were $2,099,959 as compared to sales for the three months ended March 31, 2012 of $2,530,856, a decrease of $430,897 or 17.0%. During the three months ended March 31, 2012, we completed certain projects under subcontracts to the U.S. Government which were not replaced by other new U.S. Government projects. We experienced a more significant slowdown of new U.S. Government projects especially during the fourth quarter of 2012, which continued into the first quarter of 2013. We continue to pursue opportunities to develop additional sales from new and existing target markets, such as investing marketing resources in the commercial segment.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. The acquisition of these contract vehicles allows us additional opportunities to bid on new projects. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in future operating losses unless sales increase to support our infrastructure. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

We believe we are positioned to take advantage of the growing marketplace for cloud related IT managed services and solutions.  Since 2004, we have operated our managed services practice using remote systems using cloud computing.  We are a provider and innovator in IT management through the cloud. We believe government and commercial clients will continue to pursue the operational and economic advantages of cloud IT management on a larger scale.  Given our experience and expertise from building cloud environments to operating complex IT data centers through the cloud, we continue to position ourselves as a provider of choice for cloud computing users.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group. Cost of services for the three months ended March 31, 2013 was $1,501,849 or 71.5% of sales as compared to $1,894,538 or 74.9% for the three months ended March 31, 2012. Gross profit was $598,110 or 28.5% of sales for the three months ended March 31, 2013 compared to $636,318 or 25.1% of sales for the three months ended March 31, 2012. The increase in gross profit margin percent in 2013 is due to a change in the mix of our business resulting from new projects in 2013 which carried different profit margins than work completed in 2012.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2013 decreased by $192,844 or 46.7% to $219,858 as compared to $412,702 for the same period in 2012. The decrease in general and administrative expenses in 2013 was a result of decreases in consulting and variable compensation expenses. We updated our web site and our business strategies during the first quarter of 2012 and did not incur similar expenses in 2013.

Defined Benefit Pension Plan Expenses

On March 30, 2012, we received the decision of United States Tax Court entered on March 27, 2012 wherein the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the Osley & Whitney, Inc. Retirement Plan (O&W Plan). As a result, during the three months ended March 31, 2012 we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

Selling Expenses

For the three months ended March 31, 2013, we incurred selling expenses of $281,076 associated with the development of our IT Services Group business compared to $287,511 for the three months ended March 31, 2012, a decrease of $6,435 or 2.2%. This decrease is due to various minor changes in expense items from period to period.

Operating Income

For the three months ended March 31, 2013, we had operating income of $97,176 compared to an operating income of $416,105 for the three months ended March 31, 2012. The $318,929 decrease is attributable to a decrease in gross profit of $38,208 and an increase in total operating expenses of $280,721 for the three months ended March 31, 2013 as compared to 2012. Operating expenses in 2012 includes a reduction of $480,000 in O&W Plan obligations previously accrued, as discussed above.

Included in the above results are non-cash expenses for the three months ended March 31, 2013 and 2012, consisting of:

	2013	2012
Stock-based compensation	$36,399	$20,072
Depreciation	4,591	12,121
Reduction in O&W Plan related liabilities	0	(480,000)
Total	$40,990	$(447,807)

Interest Expense

Total interest expense was $76,412 for the three months ended March 31, 2013, a decrease of $4,691 from $81,103 for the three months ended March 31, 2012. The decrease of $4,691 results principally from a decrease in the average balance of notes payable to third parties and a lower interest rate, effective December 31, 2012, on one of the notes payable.

Net Income

For the three months ended March 31, 2013, we recorded net income of $20,764 or $.00 per share compared to a net income of $335,002 or $.01 per share for the three months ended March 31, 2012.

Other Trends

The recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in-sourcing has impacted certain areas of our business. Subsequent to the 2012 elections, there continues to be uncertainty in the U.S. Government market which negatively impacts our business strategy. Certain of our prime contractors expect their customers to be negatively impacted by “sequestration” or the automatic U.S. Government spending cuts due to the lack of an approved federal budget for the 2013 fiscal year by February 28, 2013. As a result, we believe that the volume of our subcontract sales will be negatively impacted.

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

Liquidity and Capital Resources

At March 31, 2013, we had cash of $12,856 available for our working capital needs and capital asset expenditures. We attempt to minimize our cash balance and therefore minimize use of our financing line. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At March 31, 2013, we had approximately $212,000 of availability under this line. During the three months ended March 31, 2013 and 2012, we financed our business activities through sales with recourse of our accounts receivable.

At March 31, 2013, we had a working capital deficit of approximately $810,000 and a current ratio of .46. Our objective is to improve our working capital position through profitable operations.

We generated operating income of $97,176 and net income of $20,764 during the three months ended March 31, 2013 as compared to operating income of $416,105 and net income of $335,002 during three months ended March 31, 2012. During 2012, we reduced accrued expenses which resulted in a gain of $480,000 as a result of the termination of the O&W Plan.

On May 7, 2013, we purchased 100,000 shares of a customer's authorized but unissued shares of Series A Convertible Preferred Stock, $.001 par value, for an aggregate purchase price of $100,000 pursuant to the terms and conditions of a preferred stock purchase agreement. The source of funds consisted of accounts receivable of $84,167 due from the customer and cash of $15,833. During 2012 and 2013, certain of our officers or directors made loans to this customer and can influence the management of this company.

Our goal is to increase sales, contain expenses, and generate cash flow from operations. We continue to use ISO 9001-2008 processes to manage certain key metrics. These improvements have aided us in the management of our overall performance including the expense reductions and other key internal performance metrics.

The following table sets forth our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2013	2012
Net cash (used) provided by operating activities	$(25,336)	$3,402
Net cash used by investing activities	(3,484)	(7,536)
Net cash used by financing activities	(14,482)	(26,441)
Net decrease in cash	$(43,302)	$(30,575)

Cash Flows (Used) Provided by Operating Activities

Cash used by operations during the three months ended March 31, 2013 was $25,336 compared with cash provided of $3,402 for the same period in 2012. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $20,764, non-cash expenses of $40,990 and cash used of $25,336 for the three months ended March 31, 2013 funded an increase in accounts receivable of $67,938 and a decrease in current liabilities from operating activities of $26,171.

Cash Flows Used by Investing Activities

Cash used by investing activities of $3,484 and $7,536 during the three months ended March 31, 2013 and 2012, respectively, was for capital expenditures for computer hardware, software and web site development. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not have plans for significant capital expenditures in the near future.

Cash Flows Used by Financing Activities

Cash used by financing activities was $14,482 and $26,441 for the three months ended March 31, 2013 and 2012, respectively, for principal payments on notes payable. We anticipate that we will use approximately $20,600 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations. We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2013, we had financing availability, based on eligible accounts receivable, of approximately $212,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

Infinite Group, Inc. (Registrant)

Date May 14, 2013	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2013	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

