Form 10-Q
period 2013-06-30
INFINITE GROUP INC
filed 2013-08-14
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2013

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 14, 2013.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

Table of Contents

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2013 (Unaudited)
	and December 31, 2012	3

	Consolidated Statements of Operations (Unaudited) for the three and six
	months ended June 30, 2013 and 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months
	ended June 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements – (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		15

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current assets:
Cash	$20,065	$56,158
Accounts receivable, net of allowance of $70,000	646,405	585,322
Prepaid expenses and other current assets	17,489	22,127
Total current assets	683,959	663,607

Property and equipment, net	36,755	38,062

Investment in equity securities	95,000	0

Deposits and other assets	2,318	4,318

Total assets	$818,032	$705,987

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$359,167	$281,017
Accrued payroll	357,812	356,164
Accrued interest payable	430,434	408,799
Accrued retirement	197,692	220,783
Accrued expenses – other	26,321	60,015
Current maturities of long-term obligations-banks and other	20,796	22,867
Notes payable	30,000	30,000
Notes payable-related parties	142,000	149,000
Total current liabilities	1,564,222	1,528,645

Long-term obligations:
Notes payable:
Banks and other	1,534,099	1,544,593
Related parties	501,324	501,324
Total liabilities	3,599,645	3,574,562

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,215,319	30,164,403
Accumulated deficit	(33,022,893)	(33,058,939)
Total stockholders’ deficiency	(2,781,613)	(2,868,575)
Total liabilities and stockholders’ deficiency	$818,032	$705,987

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$2,150,745	$2,115,812	$4,250,704	$4,646,668
Cost of services	1,599,952	1,554,321	3,101,801	3,448,859
Gross profit	550,793	561,491	1,148,903	1,197,809

Costs and expenses:
General and administrative	245,827	251,612	465,683	664,313
Defined benefit pension plan	0	0	0	(480,000)
Selling	206,168	280,866	487,245	568,378
Total costs and expenses	451,995	532,478	952,928	752,691
Operating income	98,798	29,013	195,975	445,118
Loss on equity investment	(5,000)	0	(5,000)	0
Interest expense:
Related parties	(11,645)	(13,108)	(23,270)	(26,710)
Other	(66,871)	(65,651)	(131,659)	(133,152)
Total interest expense	(78,516)	(78,759)	(154,929)	(159,862)

Net income (loss)	$15,282	$(49,746)	$36,046	$285,256

Net income (loss) per share – basic and diluted	$.00	$(.00)	$.00	$.01
Weighted average number of shares outstanding:
Basic	25,961,883	25,961,883	25,961,883	25,961,883
Diluted	27,088,524	25,961,883	27,145,185	26,831,690

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net income	$36,046	$285,256
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	50,916	39,261
Depreciation	9,434	18,322
Loss on equity investment	5,000	0
Reduction of accrued retirement and pension	0	(480,000)
Decrease (increase) in assets:
Accounts receivable	(145,250)	259,565
Other assets	6,638	(850)
Increase (decrease) in liabilities:
Accounts payable	62,317	(182,356)
Accrued expenses	(10,411)	52,622
Accrued retirement	(23,091)	23,293
Net cash (used) provided by operating activities	(8,401)	15,113

Investing activities:
Purchase of property and equipment	(8,127)	(8,184)
Net cash used by investing activities	(8,127)	(8,184)

Financing activities:
Repayments of notes payable-banks and other	(12,565)	(16,281)
Repayments of note payable-related parties	(7,000)	(24,000)
Net cash used by financing activities	(19,565)	(40,281)

Net decrease in cash	(36,093)	(33,352)
Cash - beginning of period	56,158	36,894
Cash - end of period	$20,065	$3,542

Supplemental disclosure:
Cash paid for:
Interest	$133,535	$162,774
Income taxes	$0	$0

See notes to unaudited consolidated financial statements.

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2012 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated income for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Equity Investments

The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.

Note 3. Investment in Equity Securities

On May 7, 2013, the Company purchased 100,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (Sudo) for an aggregate purchase price of $100,000 pursuant to the terms and conditions of a preferred stock purchase agreement. Sudo is a customer of the Company. As a result, the Company owns approximately 3.8% of the total outstanding shares of Sudo. Sudo's web site is http://mysudo.me. The source of funds for the purchase consisted of accounts receivable of $84,167 due from Sudo and cash of $15,833. At June 30, 2013, the cash was not paid and was included in accrued expenses - other. Accordingly, this transaction is considered non-cash investing activity of $100,000. The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of Sudo. During 2012 and 2013, certain officers and directors of the Company made loans to Sudo and converted loans to Series A stock. In addition, one Company employee is one of three members of the board of directors of Sudo and one Company employee is an officer of Sudo. As a result of the foregoing, the Company is deemed to have significant influence upon Sudo's policy and operating decisions. The investment was written down by $5,000 through June 30, 2013 to $95,000 based on the Company's interest in the net loss of Sudo from May 7, 2013 through June 30, 2013.

The Series A stock votes together with all other classes of stock as a single class on all actions to be taken by the stockholders. Series A stock dividends accrue at the rate of $.10 per year on each share from the date of issuance. Each share entitles the holder to such number of votes per share as shall equal the number of shares of common stock into which each share of Series A stock is then convertible. At the option of the holder, each share and accrued and unpaid dividends are convertible into shares of common stock at a rate of the quotient of (i) preferred shares plus unpaid dividends divided by (ii) the number of preferred shares. Shares of Series A stock are automatically converted to shares of common stock upon a firm commitment underwritten public offering of common stock yielding gross proceeds of at least $10 million at a minimum price of $3 per share.

Financial information for Sudo as of and for the six months ended June 30, 2013 includes total assets of $8,368, total liabilities of $206,662, and net loss of $455,860.

Note 4. Stock Option Plans

The Company has approved stock options plans and agreements covering up to an aggregate of 9,763,833 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation includes expense charges related to all stock-based awards to employees, directors and consultants. Such awards consist of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2013 and 2012.

	2013	2012
Risk-free interest rate	.34% - .92%	.92% - 1.10%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	3.25 - 5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $14,517 and $19,189 for the three months ended June 30, 2013 and 2012, respectively, and $50,916 and $39,261 for the six months ended June 30, 2013 and 2012, respectively.

The following is a summary of all stock option activity for the six months ended June 30, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	6,884,500	$.20
Options granted	1,825,000	$.15
Options expired	(123,333)	$.13
Options forfeited	(686,667)	$.07
Outstanding at June 30, 2013	7,899,500	$.20	5.3 years	$232,000

Exercisable at June 30, 2013	5,746,833	$.22	5.0 years	$178,000

The weighted average fair value of options granted during the six months ended June 30, 2013 was approximately $.08 ($.09 during the six months ended June 30, 2012). No options were exercised during the six months ended June 30, 2013 and 2012.

At June 30, 2013, there was approximately $32,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares that vested during the six months ended June 30, 2013 was approximately $16,000.

During the six months ended June 30, 2013, the Company issued 1,675,000 common stock options to independent consultants with an average exercise price of $.155 per share. At issuance, 225,000 options immediately vested. The balance of the options vest based on each independent consultant meeting specific sales performance criteria.

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

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator for basic net income per share:
Net income (loss)	$15,282	$(49,746)	$36,046	$285,256
Denominator for basic net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Basic net income (loss) per share	$.00	$(.00)	$.00	$.01

Numerator for diluted net income per share:
Net income (loss)	$15,282	$(49,746)	$36,046	$285,256
Denominator for diluted net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Effect of dilutive securities - common stock options	1,126,641	0	1,183,302	869,807
Shares used in computing diluted net income per share	27,088,524	25,961,883	27,145,185	26,831,690
Diluted net income (loss) per share	$.00	$(.00)	$.00	$.01
Anti-dilutive shares excluded from net income per share calculation	23,362,469	0	23,087,469	25,968,906

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of June 30, 2013 and 2012. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2013, the Company sold approximately $3,898,000 ($4,114,000 - 2012) of its accounts receivable to the Purchaser. As of June 30, 2013, approximately $867,000 ($1,003,000 - 2012) of these receivables remained outstanding. Additionally, as of June 30, 2013, the Company had approximately $267,000 available under the financing line with the financial institution ($300,000 – 2012). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $163,436 at June 30, 2013 ($187,865 - 2012), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $88,300 for the six months ended June 30, 2013 ($85,500 - 2012). These financing line fees are classified on the statements of operations as interest expense.

Note 7. Notes Payable – Related Parties

During the six months ended June 30, 2013, the Company repaid $7,000 of a note payable to a related party ($24,000 - 2012). Included in accrued interest payable is accrued interest payable to related parties of $338,423 at June 30, 2013 ($317,287 - December 31, 2012).

Note 8. Employee Pension Plan

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

Note 9. Management Plans – Capital Resources

The Company reported operating income of $195,975 and $445,118 and net income of $36,046 and $285,256 for the six months ended June 30, 2013 and 2012, respectively. During 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At June 30, 2013, the Company had approximately $267,000 of availability under this line. During the six months ended June 30, 2013, the Company financed its business activities through sales with recourse of its accounts receivable.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2013 and 2012

The following tables compare our statements of operations data for the three and six months ended June 30, 2013 and 2012. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2013 vs. 2012
		As a % of		As a % of	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)

Sales	$2,150,745	100.0%	$2,115,812	100.0%	$34,933	1.7%
Cost of sales	1,599,952	74.4	1,554,321	73.5	45,631	2.9
Gross profit	550,793	25.6	561,491	26.5	(10,698)	(1.9)
General and administrative	245,827	11.4	251,612	11.9	(5,785)	(2.3)
Selling	206,168	9.6	280,866	13.3	(74,698)	(26.6)
Total costs and expenses	451,995	21.0	532,478	25.2	(80,483)	(15.1)
Operating income	98,798	4.6	29,013	1.4	69,785	240.5
Loss on equity investment	(5,000)	(.2)	-	.0	(5,000)
Interest expense	(78,516)	(3.7)	(78,759)	(3.7)	243	(0.3)
Net income (loss)	$15,282	.7%	$(49,746)	(2.4)%	$65,028	130.7%

Net income (loss) per share - basic and diluted	$.00		$(.00)		$.00

	Six Months Ended June 30,
					2013 vs. 2012
		As a % of		As a % of	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)

Sales	$4,250,704	100.0%	$4,646,668	100.0%	$(395,964)	(8.5)%
Cost of sales	3,101,801	73.0	3,448,859	74.2	(347,058)	(10.1)
Gross profit	1,148,903	27.0	1,197,809	25.8	(48,906)	(4.1)
General and administrative	465,683	11.0	664,313	14.3	(198,630)	(29.9)
Selling	487,245	11.5	568,378	12.2	(81,133)	(14.3)
Defined benefit pension plan	-	.0	(480,000)	(10.3)	480,000	(100.0)
Total costs and expenses	952,928	22.4	752,691	16.2	200,237	26.6
Operating income	195,975	4.6	445,118	9.6	(249,143)	(56.0)
Loss on equity investment	(5,000)	(.1)	-	.0	(5,000)
Interest expense	(154,929)	(3.6)	(159,862)	(3.4)	4,933	(3.1)
Net income	$36,046	.8%	$285,256	6.1%	$(249,210)	(87.4)%

Net income per share - basic and diluted	$.00		$.01		$(.01)

Sales

Sales for the six months ended June 30, 2013 were $4,250,704 a decrease of $395,964 or 8.5% as compared to sales for the six months ended June 30, 2012 of $4,646,668. Sales for the three months ended June 30, 2013 were $2,150,745, an increase of $34,933 or 1.7% as compared to sales for the three months ended June 30, 2012 of $2,115,812.

During the six months ended June 30, 2012, we completed certain projects under subcontracts to the U.S. Government which were not replaced by other new U.S. Government projects. These sales reductions were not fully offset by sales increases that we realized with other clients. We experienced a more significant slowdown of new U.S. Government projects especially during the fourth quarter of 2012, which continued into the first quarter of 2013. During the three months ended June 30, 2013, these slowdowns began to reverse and we began to realize new virtualization project sales. We continue to pursue opportunities to develop additional sales from new and existing target markets, such as investing marketing resources in the commercial segment.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the six months ended June 30, 2013 was $3,101,801 or 73.0% of sales as compared to $3,448,859 or 74.2% of sales for the six months ended June 30, 2012. Gross profit was $1,148,903 or 27.0% of sales for the six months ended June 30, 2013 compared to $1,197,809 or 25.8% of sales for the six months ended June 30, 2012. For the six months ended June 30, 2013, the decrease in the cost of services and gross profit were primarily attributable to the 8.5% decrease in sales and a decrease in gross profit margins on certain projects which was offset in part by improved utilization of our personnel.

Cost of services for the three months ended June 30, 2013 was $1,599,952 or 74.4% of sales as compared to $1,554,321 or 73.5% of sales for the three months ended June 30, 2012. Gross profit was $550,793 or 25.6% of sales for the three months ended June 30, 2013 compared to $561,491 or 26.5% of sales for the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2013 decreased by $198,630 or 29.9% from $664,313 for the six months ended June 30, 2012 to $465,683 for the six months ended June 30, 2013. As a percentage of sales, general and administrative expenses were 11.0% for the six months ended June 30, 2013 and 14.3% for the six months ended June 30, 2012.

General and administrative expenses for the three months ended June 30, 2013 were $245,827 which was a decrease of $5,785 or 2.3% as compared to $251,612 for the three months ended June 30, 2012. As a percentage of sales, general and administrative expense was 11.4% for the three months ended June 30, 2013 and 11.9% for the three months ended June 30, 2012.

The decrease in general and administrative expenses in 2013 was a result of expenses incurred in 2012 which did not reoccur in 2013. During 2012, we incurred expenses for variable compensation relating to certain performance measures that were met, consulting services, web site updates, and updating our business strategies.

Selling Expenses

For the six months ended June 30, 2013 we incurred selling expenses of $487,245 compared to $568,378 for the six months ended June 30, 2012, a decrease of $81,133 or 14.3%. For the three months ended June 30, 2013, we incurred selling expenses of $206,168 as compared to $280,866 for the three months ended June 30, 2012, a decrease of $74,698 or 26.6%.

This decrease is primarily attributable to the reduction of business development compensation and benefits expenses due to a change in personnel staffing.

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

Operating Income

For the six months ended June 30, 2013 our operating income was $195,975 compared to operating income of $445,118 for the six months ended June 30, 2012, a decrease of $249,143. Operating expenses in 2012 include a reduction of $480,000 in O&W Plan obligations previously accrued, as discussed above. General and administrative and selling expenses decreased $279,763 during the six months ended June 30, 2013 which was offset by a decrease in gross profit of $48,906.

For the three months ended June 30, 2013 our operating income was $98,798 compared to operating income of $29,013 for the three months ended June 30, 2012, an improvement of $69,785. This is principally attributable a reduction in operating expenses of $80,483, which was offset by a decrease in gross profit of $10,698.

Included in the above results are non-cash expenses and a reduction in O&W Plan related liabilities for the three and six months ended June 30, 2013 and 2012 summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation	$14,517	$19,189	$50,916	$39,261
Depreciation	4,843	6,201	9,434	18,322
Loss on equity investment	5,000	0	5,000	0
Reduction in O&W Plan related liabilities	0	0	0	(480,000)
	$24,360	$25,390	$65,350	$(422,417)

Loss on Equity Investment

On May 7, 2013, we purchased 100,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (Sudo) for an aggregate purchase price of $100,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, we own approximately 3.8% of the total outstanding shares of Sudo. Sudo's web site is http://mysudo.me. The source of funds consisted of accounts receivable of $84,167 due from Sudo and cash of $15,833, which was included in accrued expenses - other at June 30, 2013. Our management exercises significant influence over the operating and financial policies of Sudo. The investment was written down by $5,000 through June 30, 2013 to $95,000 based on the Company's interest in the net loss of Sudo from May 7, 2013 through June 30, 2013.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $154,929 for the six months ended June 30, 2013, a decrease of $4,933 from interest expense of $159,862 for the six months ended June 30, 2012. Interest expense was $78,516 for the three months ended June 30, 2013, a decrease of $243 from interest expense of $78,759 for the three months ended June 30, 2012. The decrease results from amortizing principal balances on our notes payable during 2013 and a small decrease in average balances of accounts receivable financed in 2013.

Net Income (Loss)

For the six months ended June 30, 2013, we recorded net income of $36,046 or $.00 per share compared to a net income of $285,256 or $.01 per share for the six months ended June 30, 2012. For the three months ended June 30, 2013, we recorded net income of $15,282 or $.00 per share compared to a net loss of $49,746 or $.00 per share for the three months ended June 30, 2012.

Other Trends

The recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in-sourcing has impacted certain areas of our business. Subsequent to the 2012 elections, there continues to be uncertainty in the U.S. Government market which negatively impacts our business strategy. Certain of our prime contractors expect their customers to be negatively impacted by “sequestration” or the automatic U.S. Government spending cuts due to the lack of an approved federal budget for the 2013 fiscal year by February 28, 2013. As a result, we believe that the volume of our subcontract sales may be negatively impacted.

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

Liquidity and Capital Resources

At June 30, 2013, we had cash of approximately $20,000 available for our working capital needs and planned capital asset expenditures. We attempt to minimize our cash balance in order to minimize use of our financing line. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.

At June 30, 2013, we had a working capital deficit of approximately $0.9 million and a current ratio of .44. Our objective is to improve our working capital position through profitable operations. During 2013 and 2012, we financed our business activities through sales with recourse of our accounts receivable.

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

The following table sets forth our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2013	2012
Net cash provided (used) by operating activities	$(8,401)	$15,113
Net cash used by investing activities	(8,127)	(8,184)
Net cash used by financing activities	(19,565)	(40,281)
Net decrease in cash	$(36,093)	$(33,252)

Cash Flows from Operating Activities

During the six months ended June 30, 2013, cash used by operations was $8,401 compared with cash provided by operations of $15,113 for the six months ended June 30, 2012. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $36,046, non-cash expenses of $65,350 for the six months ended June 30, 2013 and an increase in accounts payable and accrued expenses of $51,906 were principally offset by an increase in accounts receivable of $145,250. Our net income of $285,256, non-cash expenses of $57,583 for the six months ended June 30, 2012 and a decrease in accounts receivable of $259,565 were offset principally by a decrease in accounts payable and accrued expenses of $129,734 and a reduction in accrued retirement and pension obligation of $456,707.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2013 was $8,127 compared with $8,184 for the six months ended June 30, 2012. Cash used in investing activities was primarily for capital expenditures for computer hardware and software.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, cash used by financing activities was $12,565 for principal payments on notes payable-banks and other and $7,000 on notes payable to related parties. During the six months ended June 30, 2012, cash used by financing activities was $16,281 for principal payments on notes payable-banks and other and $24,000 on notes payable to related parties. We anticipate that we will use approximately $20,800 through the next twelve months for funding existing contractual requirements of current maturities of long-term debt obligations due to banks and the PBGC. We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We have secured an accounts receivable financing line of credit from an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2013, we had financing availability, based on eligible accounts receivable, of approximately $267,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc.
(Registrant)
Date	August 14, 2013	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date	August 14, 2013	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

