Form 10-Q
period 2013-09-30
INFINITE GROUP INC
filed 2013-11-14
CIK 884650

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended:
September 30, 2013

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
    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 13, 2013.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013

Table of Contents
		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2013 (Unaudited) and December 31, 2012	3

	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements – (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6	.Exhibits	14

SIGNATURES		15

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1,343	$56,158
Accounts receivable, net of allowance of $70,000	578,539	585,322
Prepaid expenses and other assets	14,585	22,127
Total current assets	594,467	663,607

Property and equipment, net	44,288	38,062
Investment in equity securities	131,500	0
Deposits and other assets	2,318	4,318

Total assets	$772,573	$705,987

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$356,376	$281,017
Accrued payroll	290,692	356,164
Accrued interest payable	437,998	408,799
Accrued retirement and pension	196,802	220,783
Accrued expenses – other	19,610	60,015
Current maturities of long-term obligations-bank	20,988	22,867
Notes payable	30,000	30,000
Notes payable-related parties	142,000	149,000
Total current liabilities	1,494,466	1,528,645

Long-term obligations:
Notes payable:
Banks and other	1,528,764	1,544,593
Related parties	501,324	501,324
Total liabilities	3,524,554	3,574,562

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,241,145	30,164,403
Accumulated deficit	(33,019,087)	(33,058,939)
Total stockholders’ deficiency	(2,751,981)	(2,868,575)

Total liabilities and stockholders’ deficiency	$772,573	$705,987

See notes to consolidated financial statements. (Unaudited)

INFINITE GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$2,193,875	$2,096,076	$6,444,578	$6,742,744
Cost of services	1,631,818	1,532,483	4,733,619	4,981,342
Gross profit	562,057	563,593	1,710,959	1,761,402

Costs and expenses:
General and administrative	274,767	244,495	740,450	908,808
Selling	196,288	295,423	683,534	863,802
Defined benefit pension plan	0	0	0	(480,000)
Total costs and expenses	471,055	539,918	1,423,984	1,292,610
Operating income	91,002	23,675	286,975	468,792

Loss on equity investment	(8,500)	0	(13,500)	0
Interest expense:
Related parties	(11,773)	(12,991)	(35,043)	(39,701)
Other	(66,921)	(71,536)	(198,580)	(204,687)
Total interest expense	(78,694)	(84,527)	(233,623)	(244,388)

Net income (loss)	$3,808	$(60,852)	$39,852	$224,404

Net income (loss) per share – basic and diluted	$.00	$.00	$.00	$.01
Weighted average number of shares outstanding:
Basic	25,961,883	25,961,883	25,961,883	25,961,883
Diluted	26,743,782	25,961,883	26,962,379	27,501,001

See notes to consolidated financial statements. (Unaudited)

INFINITE GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$39,852	$224,404
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	76,742	63,658
Depreciation	14,738	22,772
Loss on equity investment	13,500	0
Reduction of accrued retirement and pension	0	(480,000)
Decrease (increase) in assets:
Accounts receivable	(77,384)	426,985
Prepaid expenses and other assets	9,542	2,553
Increase (decrease) in liabilities:
Accounts payable	75,359	(162,236)
Accrued expenses	(76,678)	(100,941)
Accrued retirement and pension	(23,981)	31,514
Net cash provided by operating activities	51,690	28,709

Investing activities:
Purchase of property and equipment	(20,964)	(9,538)
Investment in equity securities	(60,833)	0
Net cash used in investing activities	(81,797)	(9,538)

Financing activities:
Repayments of notes payable	(17,708)	(24,457)
Repayments of notes payable-related parties	(7,000)	(28,000)
Net cash used in financing activities	(24,708)	(52,457)

Net decrease in cash	(54,815)	(33,286)
Cash - beginning of period	56,158	36,894
Cash - end of period	$1,343	$3,608

Supplemental disclosure:
Cash paid for:
Interest	$203,189	$247,062
Income taxes	$0	$0

See notes to consolidated financial statements. (Unaudited)

INFINITE GROUP, INC.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2012 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC). Results of consolidated operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. The subsidiaries are inactive. All material inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Equity Investments -The Company accounts for investments in equity securities of other entities under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.

Note 3. Investment in Equity Securities

During 2013, the Company purchased 145,000 shares, of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (Sudo) for an aggregate purchase price of $145,000 pursuant to the terms and conditions of a preferred stock purchase agreement. Sudo is a customer of the Company. As a result, at September 30, 2013, the Company owns approximately 5.4% of the total outstanding shares of Sudo. Sudo's web site is http://mysudo.me (the information contained in Sudo’s website shall not be considered a part of this Report). The source of funds for the purchase on May 7, 2013 consisted of settlement of accounts receivable of $84,167 due from Sudo and cash of $15,833. During the three months ended September 30, 2013, the Company invested an additional $45,000. Accordingly, the May 7, 2013 investment is considered non-cash investing activity of $84,167.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of Sudo. During 2012 and 2013, certain officers and directors of the Company made loans to Sudo and converted loans to Series A stock. In addition, one Company employee is one of three members of the board of directors of Sudo and one Company employee is an officer of Sudo. As a result of the foregoing, the Company is deemed to have significant influence upon Sudo's policy and operating decisions. The investment was written down by $13,500 through September 30, 2013 to $131,500 based on the Company's interest in the net loss of Sudo from May 7, 2013 through September 30, 2013.

The Series A stock votes together with all other classes of stock as a single class on all actions to be taken by the stockholders. Series A stock dividends accrue at the rate of $.10 per year on each share from the date of issuance. Each Series A share entitles the holder to such number of votes per share based on the number of shares of common stock it is convertible into. At the option of the holder, each share and accrued and unpaid dividends are convertible into shares of common stock at a rate of the quotient of (i) preferred shares plus unpaid dividends divided by (ii) the number of preferred shares. Shares of Series A stock are automatically converted to shares of common stock upon a firm commitment underwritten public offering of common stock yielding gross proceeds of at least $10 million at a minimum price of $3 per share.

Unaudited financial information for Sudo as of and for the nine months ended September 30, 2013 reflects total assets of $3,871, total liabilities of $276,407, and net loss of $596,711. Sudo has no revenues for the nine months ended September 30, 2013.

Note 4. Stock Option Plans

The Company has stock option plans for 8,088,833 shares and other stock option agreements approved by the board of directors for 2,175,000 shares covering up to an aggregate of 10,263,833 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2013 and 2012.

	2013	2012
Risk-free interest rate	.34% - 2.15%	.83% - 1.10%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	3.25 to 5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $25,826 and $24,398 for the three months ended September 30, 2013 and 2012, respectively, and $76,742 and $63,658 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of all stock option activity for the nine months ended September 30, 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	6,884,500	$.20
Options granted	2,500,000	$.15
Options expired	(123,333)	$.13
Options forfeited	(886,667)	$.13
Outstanding at September 30, 2013	8,374,500	$.19	5.4 years	$61,000

Exercisable at September 30, 2013	6,129,500	$.21	5.1 years	$61,000

The weighted average fair value of options granted during the nine months ended September 30, 2013 was approximately $.09 ($.12 during the nine months ended September 30, 2012). No options were exercised during the nine months ended September 30, 2013 and 2012.

At September 30, 2013, there was approximately $84,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately three years. The total fair value of shares that vested during the nine months ended September 30, 2013 was approximately $107,470.

During 2013, the Company issued 1,675,000 common stock options to independent consultants with an average exercise price of $.155 per share. At issuance, 225,000 options immediately vested. The balance of the options vest based on each independent consultant meeting specific sales performance criteria. Additional expense will be recorded when it is probable the vesting criteria will be met.

Note 5. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator for basic net income per share:
Net income (loss)	$3,808	$(60,852)	$39,852	$224,404
Denominator for basic net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Basic net income (loss) per share	$.00	$(.00)	$.00	$.01

Numerator for diluted net income per share:
Net income (loss)	$3,808	$(60,852)	$39,852	$224,404
Denominator for diluted net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Effect of dilutive securities - common stock options	781,899	0	1,000,496	1,539,118
Shares used in computing diluted net income (loss) per share	26,743,782	25,961,883	26,962,379	27,501,001
Diluted net income (loss) per share	$.00	$(.00)	$.00	$.01

Anti-dilutive shares excluded from net income per share calculation	26,681,651	26,972,391	24,631,651	22,455,891

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of September 30, 2013 and 2012. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2013, the Company sold approximately $6,016,000 ($6,063,000 - 2012) of its accounts receivable to the Purchaser. As of September 30, 2013, approximately $952,000 ($860,000 - 2012) of these receivables remained outstanding. Additionally, as of September 30, 2013, the Company had approximately $277,000 available under the financing line with the financial institution ($180,000 – 2012). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $178,993 at September 30, 2013 ($161,584 - 2012), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $133,700 for the nine months ended September 30, 2013 ($133,800 - 2012). These financing line fees are classified on the statements of operations as interest expense.

Note 7. Notes Payable – Related Parties

During the nine months ended September 30, 2013, the Company repaid $7,000 of a note payable to a related party ($28,000 - 2012). Included in accrued interest payable is accrued interest payable to related parties of $348,561 at September 30, 2013 ($317,287 - December 31, 2012).

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

Note 9. Management Plans – Capital Resources

The Company reported operating income of $286,975 and $468,792 and net income of $39,852 and $224,404 for the nine months ended September 30, 2013 and 2012, respectively. During 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At September 30, 2013, the Company had approximately $277,000 of availability under this line. During the nine months ended September 30, 2013, the Company financed its business activities through sales with recourse of its accounts receivable.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months. However, if the Company does not continue to maintain or improve the results of its operations in future periods, the Company expects that additional working capital will be required to fund its operations. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

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

Note 10. Supplemental Cash Flow Information

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of an $84,167 investment in equity securities of Sudo during 2013 and the acquisition of computers and related equipment of $9,182 under the terms of a capital lease during 2012.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2013 and 2012

The following tables compare our statements of operations data for the three and nine months ended September 30, 2013 and 2012. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2013 vs. 2012
		As a % of		As a % of	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)
Sales	$2,193,875	100.0%	$2,096,076	100.0%	$97,799	4.7%
Cost of services	1,631,818	74.4	1,532,483	73.1	99,335	6.5
Gross profit	562,057	25.6	563,593	26.9	(1,536)	(0.3)
General and administrative	274,767	12.5	244,495	11.7	30,272	12.4
Selling	196,288	8.9	295,423	14.1	(99,135)	(33.6)
Total costs and expenses	471,055	21.5	539,918	25.8	(68,863)	(12.8)
Operating income	91,002	4.1	23,675	1.1	67,327	284.4
Loss on equity investment	(8,500)	(0.4)	-	0.0	(8,500)
Interest expense	(78,694)	(3.6)	(84,527)	(4.0)	5,833	(6.9)
Net income (loss)	$3,808	0.2%	$(60,852)	(2.9)%	$64,660	106.3%
Net income (loss) per share - basic and diluted	$.00		$(.00)		$.00

	Nine Months Ended September 30,
					2013 vs. 2012
		As a of %		As a of %	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)
Sales	$6,444,578	100.0%	$6,742,744	100.0%	$(298,166)	(4.4)%
Cost of services	4,733,619	73.5	4,981,342	73.9	(247,723)	(5.0)
Gross profit	1,710,959	26.5	1,761,402	26.1	(50,443)	(2.9)
General and administrative	740,450	11.5	908,808	13.5	(168,358)	(18.5)
Selling	683,534	10.6	863,802	12.8	(180,268)	(20.9)
Defined benefit pension plan	-		(480,000)	(7.1)	480,000	(100.0)
Total costs and expenses	1,423,984	22.1	1,292,610	19.2	131,374	10.2
Operating income	286,975	4.5	468,792	7.0	(181,817)	(38.8)
Loss on investment	(13,500)	(0.2)	-	0.0	(13,500)
Interest expense	(233,623)	(3.6)	(244,388)	(3.6)	10,765	(4.4)
Net income	$39,852	0.6%	$224,404	3.3%	$(184,552)	(82.2)%
Net income per share - basic and diluted	$.00		$.01		$(.01)

Sales

Sales for the nine months ended September 30, 2013 were $6,444,578, a decrease of $298,166 or 4.4 % as compared to sales for the nine months ended September 30, 2012 of $6,742,744. Sales for the three months ended September 30, 2013 were $2,193,875, an increase of $97,799 or 4.7% as compared to sales for the three months ended September 30, 2011 of $2,096,076.

During the nine months ended September 30, 2012, we completed certain projects under subcontracts to the U.S. Government which were not replaced by other new U.S. Government projects. These sales reductions were not fully offset by sales increases that we realized with other clients. We experienced a more significant slowdown of new U.S. Government projects especially during the fourth quarter of 2012, which continued into the first quarter of 2013. During the most recent six months ended September 30, 2013, we realized sales increases from new virtualization projects. We continue to pursue opportunities to develop additional sales from new and existing target markets, including investing marketing resources in the commercial/non-government segment of our business.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government. Contract vehicles allow us additional opportunities to bid on new projects. In September 2013, the Department of Homeland Security Eagle II (DHS) awarded contracts to prime contractors. Accordingly, we are a subcontractor and teaming member with prime contractors which provides us with new opportunities to generate sales to DHS. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in operating losses or reduced operating income until sales increase to support our infrastructure. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

  Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the nine months ended September 30, 2013 was $4,773,619 or 73.5% of sales as compared to $4,981,342 or 73.9% of sales for the nine months ended September 30, 2012. Gross profit was $1,710,959 or 26.5% of sales for the nine months ended September 30, 2013 compared to $1,761,402 or 26.1% of sales for the nine months ended September 30, 2012. The decrease in the amount of cost of services and gross profit were principally attributable to the decrease in sales for the nine months ended September 30, 2013.

Cost of services for the three months ended September 30, 2013 was $1,631,818 or 74.4% of sales as compared to $1,532,483 or 73.1% of sales for the three months ended September 30, 2012. Gross profit was $562,057 or 25.6% of sales for the three months ended September 30, 2013 compared to $563,593 or 26.9% of sales for the three months ended September 30, 2012. The increase in the cost of services was principally attributable to the increase in sales for the three months ended September 30, 2013. Gross profit dollars were relatively unchanged due to variations in the gross profit of specific projects.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2013 decreased by $168,358 or 18.5% from $908,808 for the nine months ended September 30, 2012 to $740,450 for the nine months ended September 30, 2013. As a percentage of sales, general and administrative expenses were 11.5% for the nine months ended September 30, 2013 and 13.5% for the nine months ended September 30, 2012.

The decrease in general and administrative expenses in 2013 was a result of expenses incurred in 2012 which did not reoccur in 2013. The 2012 expenses included expenses for variable compensation relating to certain performance measures that were met, consulting services, web site updates, and costs related to updating our business strategies.

  Selling Expenses

For the nine months ended September 30, 2013, we incurred selling expenses of $683,534 compared to $863,802 for the nine months ended September 30, 2012, a decrease of $180,268 or 20.9%. For the three months ended September 30, 2013, we incurred selling expenses of $196,288 as compared to $295,423 for the three months ended September 30, 2012, a decrease of $99,135 or 33.6%.

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

Operating Income

For the nine months ended September 30, 2013 our operating income was $286,975 compared to $468,792 for the nine months ended September 30, 2012, a decrease of $181,817. As discussed above, a one-time reduction of $480,000 in O&W Plan obligations previously accrued was recorded in 2012. Our reduction in gross profit of $50,443 in 2013 was offset by reductions in general and administrative and selling expenses totaling $348,626.

For the three months ended September 30, 2013 our operating income was $91,002 compared to $23,675 for the three months ended September 30, 2012, an improvement of $67,327. This is principally attributable to a reduction in operating expenses of $68,863.

Included in the above results are non-cash expenses and a reduction in O&W Plan related liabilities for the three and nine months ended September 30, 2013 and 2012 summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation	$25,826	$24,398	$76,742	$63,658
Depreciation	5,303	4,450	14,738	22,772
Loss on equity investment Fees	8,500	0	13,500	0
Reduction in O&W Plan related liabilities	0	0	0	(480,000)
	$39,629	$28,848	$104,980	$(393,570)

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $233,623 for the nine months ended September 30, 2013, a decrease of $10,765 from interest expense of $244,388 for the nine months ended September 30, 2012. Interest expense was $78,694 for the three months ended September 30, 2013, a decrease of $5,833 from interest expense of $84,527 for the three months ended September 30, 2012. The decrease results from lower average principal balances as a result of amortizing our notes payable.

Loss on Equity Investment

       During 2013, we purchased 145,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (Sudo) for an aggregate purchase price of $145,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at September 30, 2013, we own approximately 5.4% of the total outstanding shares of Sudo. Sudo's web site is http://mysudo.me (the information contained in Sudo’s website shall not be considered a part of this Report). Our management exercises significant influence over the operating and financial policies of Sudo. The investment was written down by $13,500 at September 30, 2013 to $131,500 based on the Company's interest in the net loss of Sudo from May 7, 2013 through September 30, 2013.

Net Income (Loss)

For the nine months ended September 30, 2013, we recorded net income of $39,852 or $.00 per share compared to $224,404 or $.01 per share for the nine months ended September 30, 2012. For the three months ended September 30, 2013, we recorded net income of $3,808 or $.00 per share compared to a net loss of $(60,852) or $(.00) per share for the three months ended September 30, 2012.

Other Trends

The recessionary economy that we continue to experience has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward in-sourcing has impacted certain areas of our business. Subsequent to the 2012 elections, there continues to be uncertainty in the U.S. Government market due to budget reductions and funding delays which negatively impacts our business strategy.

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

Liquidity and Capital Resources

At September 30, 2013, we had cash of $1,343 available for our working capital needs and planned capital asset expenditures. We attempt to minimize our cash balance in order to minimize the use of our financing line. Our primary liquidity needs are the financing of working capital and capital expenditures. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At September 30, 2013, we had a working capital deficit of approximately $900,000 and a current ratio of .40. Our objective is to improve our working capital position through profitable operations. During 2013 and 2012, we financed our business activities through sales with recourse of our accounts receivable and a capital lease.

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

The following table sets forth our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$51,690	$28,709
Net cash used in investing activities	(81,797)	(9,538)
Net cash used in financing activities	(24,708)	(52,457)
Net decrease in cash	$(54,815)	$(33,286)

Cash Flows from Operating Activities

During the nine months ended September 30, 2013, cash provided by operations was $51,690 compared with cash provided by operations of $28,709 for the nine months ended September 30, 2012. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $39,852 for the nine months ended September 30, 2013 and an increase in accounts payable of $75,359 were offset principally by an increase in accounts receivable of $77,384 and a decrease in accrued expenses of $76,678 and a reduction in accrued retirement and pension obligation of $23,981.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 was $81,797 compared with $9,538 for the nine months ended September 30, 2012. Cash used in investing activities was for capital expenditures for computer hardware and software of $20,964 in 2013 and $9,538 in 2012. During 2012, we acquired $9,182 of computers and related technology to demonstrate current technologies and product offerings to potential clients, which costs were financed by a capital lease. During 2013, we made equity investments of $145,000 in Sudo of which $84,167 was classified as non-cash and $60,833 as cash transactions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013, cash used in financing activities was $24,708, of which $17,708 was for principal payments on notes payable-banks and other and $7,000 on notes payable to related parties. During the nine months ended September 30, 2012, cash used in financing activities was $52,457, of which $24,457 for principal payments on notes payable-banks and other and $28,000 on notes payable to related parties. We anticipate that we will use approximately $21,000 through the next 12 months for funding existing contractual requirements of current maturities of long-term debt obligations due to banks and the PBGC. We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We have secured an accounts receivable financing line of credit from an independent finance institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us up to $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2013, we had financing availability, based on eligible accounts receivable, of approximately $277,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.
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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date	November 14, 2013	/s/ James Villa
James Villa
Acting Chief Executive Officer
(Principal Executive Officer)

Date	November 14, 2013	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

