Form 10-K
period 2013-12-31
INFINITE GROUP INC
filed 2014-03-31
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.17 on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,050,000.

As of March 28, 2014, 25,961,883 shares of the registrant's common stock were outstanding.

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

PART I

Item 1. Business

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

•	Cloud computing;
•	Managed services that include managing leading edge operations and implementing complex programs in advanced server management;
•	Remote desktop and remote server monitoring and remediation;
•	Help desk and call center services;
•	Third party data storage;
•	Backup and disaster recovery solutions; and
•	Project management.

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

We provide on and off-site client support to best meet our clients' needs. We have several contract vehicles that enable us to deliver a broad range of our services and solutions as a prime contractor or subcontractor to the U.S., state and local governments and commercial customers.

Our professionals are located at our headquarters in Pittsford, N.Y. and in Colorado, Maryland, North Carolina, Virginia, and Washington, D.C. We are able to provide onsite service to most locations around the world including military bases.

As of December 31, 2013, we had 74 full-time employees and information technology independent contractors. Approximately 30% of our employees hold U.S. Government security clearances.

We had sales of approximately $8.7 million in each of 2013 and 2012. We generated operating income of approximately $441,000 in 2013 as compared to approximately $592,000 in 2012.

During 2013, we derived approximately 90% of our sales from U.S. Government clients including sales under subcontracts.

During 2013, we derived approximately 69% of our sales from one client, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We also provided professional services to another client from whom we derived approximately 25% of our sales during 2013, including sales under subcontracts for services to their end clients of which over 90% are U.S. Government agencies and the rest are commercial entities. In accordance with our agreement with this client, we have provided our professional services to small and large commercial enterprises under subcontracts entered into with their end clients. In addition, we have provided services at more than 100 U.S. Government locations. Our experience with cloud computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

We maintain an ISO 9001 certification which was renewed in 2013. ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards. We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

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

Information Technology (IT) Solutions and Services - Our Core Strengths

We strategically built our business to deliver IT solutions and services that are intended to address challenges common to many U.S. Government agencies, state and local governments and commercial companies, including SMBs. Our key focus areas are as follows:

Managed services including:

•	Remote desktop and remote server monitoring and remediation;
•	Help desk;
•	Data storage, back-up, and disaster recovery;
•	Asset management; and
•	Data center management.

Cloud computing including:

•	Cloud hosting services;
•	Server consolidation; and
•	Desktop and server virtualization.

Mobility.

Unified communications including:

•	Messaging; and
•	Collaboration.

Information security.

Program and project management.

Systems engineering.

Consulting including:

•	Business continuity planning; and
•	Business process optimization and management.

Government Contract Vehicles

A government contract vehicle is a mechanism for conducting business with government entities which helps to significantly reduce such entities’ lead time for procuring products or services and lowers agency acquisition costs associated with managing complex bid procedures. Our strategy has been to bid for contract vehicles that facilitate Federal and State governments’ procurement requirements which allow us to compete further on task orders issued under the contract vehicles. We believe that possessing contract vehicles will facilitate sales growth if we are successful at bidding and winning business within task orders generated under these vehicles. However, the amount of sales that we may generate is not determinable until a specific project award is made

Department of Homeland Security (DHS) Eagle II. In September 2013, DHS made awards to prime contractors under its seven-year $22 billion Enterprise Acquisition Gateway for Leading Edge Solutions II (EAGLE II) program. Contracts are Multiple Award, Indefinite-Delivery, Indefinite-Quantity (IDIQ) to provide information technology solutions through performance of a wide range of support services. DHS issued the solicitation for EAGLE II in November 2010. We bid for work under EAGLE II with teaming members and are a specifically named small business partner with one of the prime contractor awardees. This provides us with new opportunities to generate sales to DHS. EAGLE II task orders are expected to be issued in future periods.

X-Feds Team. During 2012, we were selected as a participant on the X-Feds team to provide engineering support services for the U.S. Space and Naval Warfare Systems Center (SPAWARSYSCEN) Atlantic’s Core Infrastructure and Application Services Integration (CASI) in support of the Chief of Naval Operations and the Department of the Navy (DoN). We are a subcontractor to X-Feds on a $249 million IDIQ contract. X-Feds, a leading small business provider of engineering, systems integration, technical, and business services, is one of seven small businesses selected to provide engineering support on the CASI contract. The primary goal of CASI is to support overall application migration to a Service Oriented Architecture (SOA) environment. Task orders are expected to be issued in future periods.

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70). Our Schedule 70 Contract was extended through May 2014. Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations. Our Schedule 70 contract encompasses 95 different labor categories. We have used the Schedule 70 as a basis for pricing our current and proposed work.

Navy’s SeaPort-Enhanced (SeaPort-e) Program. In 2006, we were awarded a prime contract under the SeaPort-e program. This contract allows us to compete for and perform service requirements solicited by various Navy commands, the Marine Corps, other organizations within the DoD, non-DoD agencies, and certain joint agency organizations for work that is integrally related to the scope and mission of the contract. This work involves professional services in all phases of naval ship and weapon systems acquisition and life-cycle support, including research and development support, prototyping, technology analysis, acquisition logistics, project management support, modeling, test and evaluation trials, crisis and consequence management, and engineering support. We continue to monitor task orders issued under this vehicle. As required for continued participation, during the first quarter of 2014, we re-bid this program and are working with partners to prepare a proposal for a specific task order.

Mississippi Server Virtualization Contract. In 2009, the state of Mississippi awarded us a three-year contract, which was extended to June 2014, to provide server virtualization consulting services to all Mississippi state agencies.  Under the agreement, we support the virtualization projects of each agency to move their servers to a virtualized environment at the state’s new data center located in Jackson, Mississippi or virtualize in place as directed.  The program started with the Department of Human Services.  We prepared a “total cost of ownership” analysis which estimated that virtualizing the department’s 112 servers and migration to the central data center will save an estimated $4 million over five years.  We completed a virtualization assessment project that studied, architected, and designed a program to consolidate and virtualize executive agency servers for the state’s datacenter.  The total cost of ownership analysis showed approximately $9 million of savings over five years.  Subsequently, we began implementing the second phase by virtualizing servers at four executive agencies.  The success of these agencies led the way for more agencies to adopt the modernization concept and all agencies are now fully designed.  The implementation phase is underway. The adoption and success of our implementation of VMware led to the selection of VMware Site Recovery Manager for better backup and recovery at two agencies.  Additionally, the Mississippi Department of Information Technology engaged us to leverage the virtual machine environment at a chosen agency to design and implement an application backup and replication system using Veeam Software’s (Veeam) solution. Veeam is an Elite VMware Technology Alliance partner and a Microsoft managed partner, that develops innovative products for virtual infrastructure management and data protection. The success of this endeavor led to our selection at another agency. We believe our track record of successful engagements in Mississippi will lead to increased business in the state and that our state experience and track record in Mississippi will support our effort to increase business in other states.

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

Employees

At December 31, 2013, we have 74 full-time employees and independent contractors, including 61 in information technology services, one in executive management, three in finance and administration, one in employee recruiting, and eight in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in information technology services as we expand our sales.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. On January 7, 1998, we changed our name from Infinite Machines Corp. to Infinite Group, Inc. Our principal corporate headquarters are located at 60 Office Park Way, Pittsford, NY 14534. Our business is in the field of IT services.

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

We derived approximately 90% of our sales in 2013 and 2012 from U.S. Government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under U.S. Government contracts, as we have in the past, and from new marketing efforts focused on state and local governments and commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We operate in a highly competitive industry that includes a large number of participants. We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace continues to experience rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. As a result, we may be unable to continue to compete successfully with our existing or any new competitors.

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

We derived approximately 90% of our sales in 2013 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2013, we had current liabilities, including trade payables, of approximately $1.6 million and long-term liabilities of $2.0 million. We had a working capital deficit of approximately $936,000 and a current ratio of .40. If we experience working capital shortages that impair our business operations and growth strategy, our business, operations and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2013, we received approximately $3.1 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

We have current notes payable of $142,000 to a related party, $30,000 to a third party, and current maturities of long-term obligations of $21,186. Our long-term notes to third parties totaling $1,523,406 mature through 2018, with significant amounts beginning to mature on January 1, 2015. We cannot provide assurance that we will be able to obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2013, we had financing availability, based on eligible accounts receivable, of approximately $220,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

We may grow our business by acquiring or investing in companies and businesses that we feel have synergy and will complement our business plan. As such, we periodically evaluate potential business combinations and investments in other companies. We may be unable to profitably manage businesses that we may acquire or invest in. We may fail to integrate these businesses successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

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

Our future growth depends, in part, on our ability to expand, train and manage our employee base and provide support to an expanded client base. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions, investments and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that any investments or expansion will enhance our profitability. If we do not achieve sufficient sales growth to offset increased expenses associated with our expansion, our results will be adversely affected.

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

As of February 28, 2014, one individual and three related parties or their affiliates owned approximately 9.1%, 3.9%, 2.4%, and 1.7%, respectively, (17.1% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two related parties that hold convertible notes payable have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share. Another related party has the right to convert a note payable at $.16 per share. If these parties converted all of the principal and accrued interest into common stock, these three individuals would own approximately 25.2%, 13.9% and 2.4%, respectively, of our then outstanding common stock. However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.

We estimate at March 24, 2014 that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards. If these related party holders converted all of their notes payable and accrued interest into shares of common stock, then three related party individuals or their affiliates would own approximately 41.5% in the aggregate of our then outstanding common stock (excluding stock options and warrants).

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

We have various convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If all of these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 15.3% of our then outstanding common stock.

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

During 2013, the market price for our common stock varied between a low of $.05 in December 2013 and a high of $.30 in March 2013. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the Over The Counter (OTC) Bulletin Board.  Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop.  The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk.  Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the OTC Bulletin Board.  However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the OTC Bulletin Board.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below lists our facility locations and square feet owned or leased. The lease for our Pittsford, New York headquarters includes an escalation provision for property taxes and two three-year renewal options with annual rent escalating at 3.5% at each lease renewal.

At December 31, 2013

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol IMCI. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

	Bid Prices
Year Ended December 31, 2013	High	Low

First Quarter	$.30	$.11
Second Quarter	$.20	$.11
Third Quarter	$.17	$.08
Fourth Quarter	$.17	$.05

Year Ended December 31, 2012	High	Low

First Quarter	$.10	$.04
Second Quarter	$.23	$.10
Third Quarter	$.26	$.21
Fourth Quarter	$.28	$.17

At March 24, 2014 we had 229 record stockholders and approximately 1,500 beneficial stockholders.

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

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

•	Cloud computing;
•	Managed services that include managing leading edge operations and implementing complex programs in advanced server management and providing 24/7 security software solutions to commercial customers;
•	Remote desktop and remote server monitoring and remediation;
•	Help desk and call center services;
•	Third party data storage;
•	Backup and disaster recovery solutions; and
•	Project management.

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

We provide support to professional services organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in their respective software applications. We intend to use our service track record and experience to our advantage and market our excellent record to other software companies who need our services. We plan to expand our sales with our existing clients by expanding within those organizations.

We provide on and off-site client support to best meet our clients' needs. We have several contract vehicles that enable us to deliver a broad range of our services and solutions as a prime contractor or subcontractor to the U.S., state and local governments and commercial customers.

Our professionals are located at our headquarters in Pittsford, N.Y. and in Colorado, Maryland, North Carolina, Virginia, and Washington, D.C. We are able to provide onsite service to most locations around the world including military bases. Our ability to provide quality resources in a timely cost effective manner is a key factor that differentiates us from the competition. We have a mechanism to monitor one of our most important metrics which is client satisfaction in every segment of our business.

As of December 31, 2013, we had 74 full-time employees and information technology independent contractors. Approximately 30% of our employees hold U.S. Government security clearances. Our staffing strategy includes the use of independent contractors. We maintain an in house recruiting department and we monitor key metrics to maintain our quality objectives. Our business objectives include the use of qualified independent contractors when certain specialty skill sets are required and generally when assignments are of shorter term duration. We consistently monitor utilization rates as a key metric to our business decisions when hiring and/or contracting.

During 2013, we derived approximately 90% of our sales from U.S. Government clients including sales under subcontracts.

During 2013, we derived approximately 69% of our sales from one client, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We also provided professional services to another client from whom we derived approximately 25% of our sales during 2013, including sales under subcontracts for services to their end clients of which over 90% are U.S. Government agencies and the rest are commercial entities. In accordance with our agreement with this client, we have provided our professional services to small and large commercial enterprises under subcontracts entered into with their end clients. In addition, we have provided services at more than 100 U.S. Government locations. Our experience with cloud computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

We maintain an ISO 9001 certification which was renewed in 2013. ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards. We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

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

Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy and uncertain procurement processes may cause our sales to grow slowly and result in inconsistent operating income or in operating losses until our sales are at a level sufficient to support our operations. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies. As a business development strategy, we jointly bid with prime contractors on large government wide procurements. If an award is made and our team wins we expect to be allocated a portion of sales to a U.S. Government agency under the small business requirement.

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

Other Trends

The recessionary economy that we have continued to experience since 2009 has impacted certain portions of our business and our growth opportunities as certain projects are deferred pending funding or improved economic conditions. In addition, the U.S. Government trend toward insourcing has impacted certain areas of our business.

During the past several years, the United States and worldwide capital and credit markets experienced significant price volatility and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms or to refinance our credit at improved terms, which may negatively affect our ability to make future acquisitions or expansions of our business. These events also may make it more difficult or costly for us to raise capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Osley & Whitney, Inc. Retirement Plan

Pursuant to the Settlement Agreement, dated September 6, 2011 (the “Settlement Agreement”), between us and the Pension Benefit Guaranty Corporation (the “PBGC”), the Osley & Whitney, Inc. Retirement Plan (the "O&W Plan") was terminated as of November 30, 2001 and the PBGC was appointed as the statutory trustee of the O&W Plan. All obligations to pay benefits in connection with the termination of the O&W Plan were assumed by the PBGC.

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

On March 30, 2012, we received the decision of United States Tax Court entered on March 27, 2012 (the "Tax Decision") wherein the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, during 2012, we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions.

We have no further obligation to the O&W Plan and the PBGC other than those stated in the Settlement Agreement.

Liquidity and Capital Resources

At December 31, 2013, we had cash of $16,947 available for our primary liquidity needs for working capital needs and planned capital asset expenditures. During 2013, we used cash to meet some of our working capital needs to partially offset the need to use of our financing line. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2013, we had approximately $220,000 of availability under this line.

At December 31, 2013, we had a working capital deficit of approximately $936,000 and a current ratio of .40. Our objective is to improve our working capital position through profitable operations. During 2013, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.

The following table sets forth our sources and uses of cash for the years presented.

	Years ended December 31,
	2013	2012
Net cash provided by operating activities	$175,622	$110,969
Net cash used by investing activities	(184,965)	(10,515)
Net cash used by financing activities	(29,868)	(81,190)
Net increase (decrease) in cash	$(39,211)	$19,264

Cash Flows Provided by Operating Activities

Cash provided by operations of $175,622 in 2013 was primarily due to net income of $108,500, an increase of accounts payable and accrued expenses of $68,091 and non cash expenses for depreciation, stock based compensation and loss on equity investment totaling $138,733. These were offset by an increase in accounts receivable of $120,890.

Cash provided by operations was $110,969 in 2012. Net income was $271,197 for 2012. Sources of cash in 2012 consisted of a decrease in accounts receivable of $438,004 and non cash expenses for depreciation and stock based compensation totaling $113,958 offset by a reduction of accounts payable by $285,963. Accrued pension obligation was reduced by $438,867 in 2012, consisting of a $480,000 gain from the termination of the O&W Plan offset by accrued IRA expenses.

During December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters. As a result, we may experience a decrease in net income until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable. We invoice our clients weekly or monthly after services are performed, depending on the contract terms.

Cash Flows Used by Investing Activities

Cash used by investing activities was for capital expenditures for computer hardware and software of $29,132 and $10,515 in 2013 and 2012, respectively. We also acquired a new telephone system in 2013. We expect to continue to invest in computer hardware and software to update our technology to support our business.

During 2013, we purchased 270,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (“goSudo”) for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement. The source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $155,833.

Cash Flows Used by Financing Activities

Cash used by financing activities was $29,868 for 2013 compared with cash used by financing activities of $81,190 for 2012. In 2013, we repaid related party notes of $7,000 and reduced other notes payable by $22,868. In 2012, we repaid related party notes of $48,000 and reduced other notes payable by $33,190.

We anticipate that we will use approximately $21,200 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations. We continue to evaluate repayment of other notes payable based on our cash flow. A note payable of $265,000, which is included with long-term obligations, is scheduled to mature on January 1, 2015. Previously, we extended the maturity date of this note. We plan to renegotiate the terms of this note or seek funds to repay this note.

We generated operating income of $440,627 and net income of $108,500 during the year ended December 31, 2013 as compared to operating income of $591,583 and net income of $271,197 during the year ended December 31, 2012. During 2012, we recorded a gain of $480,000 as a result of the termination of the O&W Plan.

Our goal is to increase sales and generate cash flow from operations. We continue to use ISO 9001-2008 processes to manage certain key metrics. These improvements have aided us in the management of our overall performance including the expense reductions and other key internal performance metrics.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2013, we had financing availability, based on eligible accounts receivable, of approximately $220,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

Results of Operations - Comparison of the years ended December 31, 2013 and 2012

The following table compares our statements of income data for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
					2013 vs. 2012
		As a % of		As a % of	Amount of	% Increase
	2013	Sales	2012	Sales	Change	(Decrease)

Sales	$8,712,617	100.0%	$8,725,886	100.0%	$(13,269)	(0.2)%
Cost of services	6,383,978	73.3	6,375,501	73.1	8,477	0.1
Gross profit	2,328,639	26.7	2,350,385	26.9	(21,746)	(0.9)
General and administrative	1,022,356	11.7	1,118,397	12.8	(96,041)	(8.6)
Selling	865,656	9.9	1,120,135	12.8	(254,479)	(22.7)
Defined benefit pension plan	-		(480,000)	(5.5)	480,000	(100.0)
Total costs and expenses	1,888,012	21.7	1,758,532	20.2	129,480	7.4
Operating income	440,627	5.1	591,853	6.8	(151,226)	(25.6)
Loss on equity investment	(23,000)	(0.3)	-	0.0	(23,000)	(100.0)
Interest expense	(309,127)	(3.5)	(320,656)	(3.7)	11,529	(3.6)
Net income	$108,500	1.2%	$271,197	3.1%	$(162,697)	(60.0)%

Net income per share - basic and diluted	$.00		$.01		$(.01)

Sales

Sales for 2013 were $8,712,617, a decrease of $13,269, or 0.2%, as compared to sales of $8,725,886 for 2012. This decrease is primarily attributable to our completion of certain projects under subcontracts to the U.S. Government during 2012 which were not replaced in 2013 or fully offset by sales increases to other clients. During the most recent nine months ended December 31, 2013, we realized sales increases from new virtualization projects. We continue to pursue opportunities to develop additional sales from new and existing target markets by investing additional marketing resources in the commercial/non-government segment of our business.

We expect to experience a sales decrease in virtualization projects during the first quarter of 2014 in comparison to the virtualization project sales for each calendar quarter during the nine months ended December 31, 2013. We believe that the decrease is mainly attributable to a temporary reduction in the demand for virtualization projects during the first quarter of 2014. During December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters. As a result, we may experience a decrease in net income until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government and commercial clients. Contract vehicles allow us additional opportunities to bid on new projects. We have formed alliances with large systems integrators, who are mandated by federal policy to direct defined percentages of their work to companies like ours which are small business subcontractors. We have completed proposals with major prime contractors to the U.S. Government.

In September 2013, the Department of Homeland Security Eagle II (DHS) awarded contracts to prime contractors. We are a subcontractor and teaming member with certain of these prime contractors and accordingly, we believe that we will have new opportunities to generate sales to DHS. Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may slow our sales growth and result in reduced operating income or operating losses until our sales are at a level sufficient to support our operations. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our sales. Cost of services for the year ended December 31, 2013 was $6,383,978 or 73.3% of sales, an increase of .2% as compared to $6,375,501 or 73.1% of sales for 2012. Gross profit was $2,328,639 for 2013, a decrease of $21,746 or 0.9% as compared to $2,350,385 for 2012. Gross profit dollars and margins were relatively unchanged due to variations in the gross profit of specific projects.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for 2013 were $1,022,356, a decrease of $96,041 or 8.6% as compared to $1,118,397 for 2012. As a percentage of sales, general and administrative expense was 11.7% for 2013 and 12.8% for 2012.

The decrease in general and administrative expenses in 2013 was a result of expenses incurred in 2012 which did not reoccur in 2013. The 2012 expenses included expenses for variable compensation relating to certain performance measures that were met, consulting services, web site updates, and costs related to updating our business strategies.

Selling Expenses

In 2013, we incurred selling expenses of $865,656 as compared to $1,120,135 in 2012, a decrease of $254,479 or 22.7%. This decrease is primarily attributable to the reduction of business development compensation and benefits expenses due to a change in personnel staffing.

Defined Benefit Pension Plan Expenses

On March 30, 2012, we received the Tax Decision of United States Tax Court entered on March 27, 2012 pursuant to which the Court determined that we did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, in 2012, we recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest, on unfunded O&W Plan contributions. Since the PBGC terminated the O&W Plan as of November 30, 2001 and as a result of the Decision, we have no further obligations to the O&W Plan, the PBGC and the Treasury other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

Operating Income

In 2013, we had operating income of $440,627 as compared to $591,853 for 2012, a decrease of $151,226. As discussed above, a one-time reduction of $480,000 in O&W Plan obligations previously accrued was recorded in 2012. For 2013, reductions in general and administrative and selling expenses totaling $350,520 contributed to operating income and were offset in part by a decrease in gross profit of $21,746.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $309,127 for 2013 compared to $320,656 for 2012, a decrease of $11,529 or 3.6%. The decrease resulted from lower average principal balances as a result of amortizing our notes payable.

Loss on Equity Investment

During 2013, we purchased 270,000 shares of the authorized but unissued shares of Series A stock of goSudo for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at December 31, 2013, we own approximately 8.8% of the total outstanding shares of goSudo. goSudo's web site is http://mySudo.me (the information contained in goSudo’s website shall not be considered a part of this Report). Our management exercises significant influence over the operating and financial policies of goSudo. The investment was written down by $23,000 at December 31, 2013 to $247,000 as a result of the application of our interest in the net loss of goSudo from May 7, 2013 through December 31, 2013 to the carrying value of the investment.

Net Income

In 2013, we earned net income of $108,500 or $.00 per share compared to $271,197 or $.01 per share for 2012, a decrease of $162,697.

Non-cash (income) expenses and credits for 2013 and 2012 included in net income consisted of:

	Years Ended
	December 31,
	2013	2012
Stock-based compensation	$94,699	$85,619
Depreciation	21,074	28,339
Loss on equity investment	23,000	0
Gain resulting from O&W Plan termination	0	(480,000)
Total	$138,773	$(366,042)

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

Client deposits received in advance are recorded as liabilities until associated services are completed. During 2013, sales to one client, including sales under subcontracts for services to several entities, accounted for 68.9% of total sales (65.1% - 2012) and 56.4% of accounts receivable (59.5% - 2012) at December 31, 2013. Sales to another client, which consisted of sales under subcontracts, accounted for 25.0% of sales in 2013 (22.1% - 2012) and 37.0% of accounts receivable at December 31, 2013 (19.8% - 2012).

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

At December 31, 2013, we had federal net operating loss carryforwards of approximately $6,500,000 and various state net operating loss carryforwards of approximately $3,900,000 which expire from 2018 through 2033.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions. We do not have any material unrecognized tax benefit at December 31, 2013. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012, we recognized no interest and penalties.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Share-Based Payment,” and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards. We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $94,699 and $85,619 for the years ended December 31, 2013 and 2012, respectively.

For stock options issued as non-ISO’s, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for 2013 and 2012, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

We used volatility of 75% when computing the value of stock options and warrants. This is based on volatility data used by other companies in our industry and overall greater market volatility of companies during recent periods. The expected life of the options is assumed to be 3.25 to 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available. The expected dividend yield is zero percent. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from .34% to 2.15% for 2013 and .83% to 1.10% for 2012.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to us for loans similar to its term debt and notes payable, the fair value approximates its carrying amount.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – The FASB issued Accounting Standards Update (ASU) No. 2013-11. Per this ASU an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	56	Chairman of the Board, Chief Executive Officer and President	2003
Donald Reeve	67	Director	2013
Allan M. Robbins (1)	64	Director	2003
William S. Hogan	53	Chief Operations Officer	2004
James Witzel	60	Chief Financial Officer	2004
Deanna Wohlschlegel	42	Secretary, Controller, Human Resources Director, Facility and Clearance Officer	2003

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa is our Chairman, President and Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010, our Chairman of the Board on June 30, 2012, and our Chief Executive Officer on January 21, 2014. He is also chairman of the audit and compensation committees. Mr. Villa was our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Since 2000, Mr. Villa has been the President of Intelligent Consulting Corporation (“ICC”). ICC provides business consulting services to public and privately held middle market companies and has provided consulting services to us from January 2003 through February 2010. Mr. Villa is employed on a full-time basis with us and brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

Donald Reeve became a director on December 31, 2013. He has been the principal partner at ReTech Services, LLC, a management consulting practice since January 2013. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve will provide strategic guidance to the Board and our management as we continue to enter various commercial IT markets.

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

William S. Hogan has been our Chief Operations Officer in May 2008. Mr. Hogan joined us in July 2004 as practice director and has provided IT consulting services including building and leading the implementation, integration and support of high technology solutions for our major client. Previously, Mr. Hogan was employed with Hewlett Packard, Inc. since 1997 and was North American operations manager for messaging services from 2001 until joining us.

James Witzel was appointed as our Chief Financial Officer in May 2008. Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects. Prior to joining us, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of companies. He has over 35 years of experience in accounting, financial reporting, and management. He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of business conduct and ethics is posted on our website at www.IGIus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2013.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2013 and 2012, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2013 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total

James Villa
Chairman, President and	2013	$184,716	$-	$-	$1,043	$185,759
Chief Executive Officer	2012	$211,369	$25,000	$-	$998	$237,367

William S. Hogan	2013	$200,716	$-	$-	$2,915	$203,630
Chief Operations Officer	2012	$199,808	$40,000	$-	$2,043	$241,851

James Witzel	2013	$130,581	$-	$-	$1,740	$132,321
Chief Financial Officer	2012	$124,260	$24,000	$-	$1,260	$149,520

(1)	The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has actually realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See the Critical Accounting Policies “Stock Option Awards” in this report regarding assumptions underlying valuation of equity awards.

(2)	Reflects life insurance premiums and matching contributions under the Simple IRA Plan paid by us.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date

William S. Hogan	20,000	-	$.12	7/5/2014
	15,000	-	$.20	6/16/2015
	2,000	-	$.33	11/13/2015
	65,000	-	$.25	12/31/2015
	25,000	-	$.50	3/8/2017
	173,000	-	$.51	8/23/2017
	50,000	-	$.67	7/27/2018
	75,000	-	$.16	2/4/2019
	200,000	-	$.145	6/17/2020
	183,333	-	$.093	8/11/2021

James Witzel	100,000	-	$.11	10/17/2014
	2,000	-	$.33	11/13/2015
	50,000	-	$.37	4/10/2016
	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	200,000	-	$.145	6/17/2020
	315,333	-	$.093	8/11/2021

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2013, Donald Reeve held an option for 500,000 shares of our common stock at an exercise price of $.15 per share which expires on September 4, 2023. 100,000 shares of this option vested immediately on the September 4, 2013 grant date with the balance vesting in equal annual installments over the next four years from the grant date.

At December 31, 2013, Dr. Allan Robbins held options immediately exercisable for an aggregate of 80,000 shares of our common stock of which: (i) options for 50,000 shares were granted on March 9, 2005 at an exercise price of $0.10 per share and expire on March 9, 2015; (ii) options for 5,000 shares were granted on February 28, 2006 at an exercise price of $0.33 per share and expire on January 31, 2016; and (iii) options for 25,000 shares were granted on August 24, 2007 at an exercise price of $0.51 per share and expire on August 23, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 24, 2014 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
•	each of our directors;
•	each Named Executive named in the Summary Compensation Table above; and
•	all of our directors and executive officers as a group.

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Ownership
Donald Reeve	100,000	(4)	0.4%
Allan M. Robbins	10,683,818	(5)	30.0%
James Villa	6,019,988	(6)	18.8%
William S. Hogan	1,043,750	(7)	3.9%
James Witzel	1,396,421	(8)	5.1%
All Directors and Officers (6 persons) as a group	19,238,977	(3)	43.7%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	2,367,000	(9)	9.1%

James D. Frost
c/o Infinite Group, Inc.
60 Office Park Way
Pittsford, New York 14534	1,430,500	(10)	5.3%

David N. Slavny
c/o Infinite Group, Inc.
60 Office Park Way
Pittsford, New York 14534	2,489,529	(11)	8.9%

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 24, 2014 pursuant to the exercise of options or warrants or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 24, 2014, we had 25,961,883 shares of common stock outstanding.
(2)	Assumes that all currently exercisable options or warrants or convertible notes owned by the individual have been exercised.
(3)	Assumes that all currently exercisable options and convertible securities owned by members of the group have been exercised and includes options granted to all of our executive officers whose beneficial ownership percentages are less than 1%.
(4)	Consists of 100,000 shares subject to currently exercisable options.
(5)	Includes 9,603,818 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $198,009 through March 24, 2014; and 80,000 shares subject to currently exercisable options.
(6)	Includes 5,856,322 shares, which are issuable upon the conversion of notes including principal in the amount of $228,324 and accrued interest in the amount of $64,342 through March 24, 2014; and 166,667 shares subject to currently exercisable options.
(7)	Includes 1,000,000 shares subject to currently exercisable options.
(8)	Includes 251,421 shares, which are issuable upon the conversion of a note including principal in the amount of $9,000 and accrued interest in the amount of $3,571 through March 24, 2014; and 1,070,000 shares subject to currently exercisable options.
(9)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(10)	Includes 1,000,000 shares subject to currently exercisable options.
(11)	Includes 615,000 common shares held by David N. Slavny, our director of business development, 1,500,000 shares subject to currently exercisable options granted to Mr. Slavny, and 374,529 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000 and accrued interest in the amount of $925 through March 24, 2014. Excludes 939,500 shares held by the David N. Slavny Family Trust for which David N. Slavny disclaims beneficial interest.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, an aggregate of 2,043,333 shares were available under our existing plans for option grants including: (i) 1,222,833 shares under our 2005 stock option plan (the “2005 Plan”) and (ii) 820,500 shares under our 2009 stock option plan (the “2009 Plan”).

The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders for the purpose of incentivizing them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expires in February 2019. Generally, the 2009 Plan is administered by our the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

The following table summarizes as of December 31, 2013 the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	2,866,000	$.29	1,222,833

Equity compensation plans not previously approved by security holders (2)	3,179,500	$.13	820,500

Individual option grants that have not been approved by security holders (3)	3,175,000	$.15	-

Total	9,220,500	$.18	2,043,333

(1)	Consists of grants under our 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 2,749,333 are exercisable at December 31, 2013.
(2)	Consists of grants under our 2009 Plan of which 2,833,667 are exercisable at December 31, 2013.
(3)	Consists of individual option grants approved by the Board for an aggregate of 3,175,000 common shares of which 525,000 are exercisable at December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors and Equity Investment

We are obligated under various convertible notes payable to Northwest Hampton Holdings, LLC (“Northwest”). James Villa, our CEO and President, is the sole member of Northwest. At December 31, 2013, Northwest was the holder of convertible notes bearing interest at 6%, including principal and accrued interest of $289,892 which mature on January 1, 2016. At December 31, 2013, the principal and a portion of the accrued interest under these notes were convertible into shares of our common stock at a conversion price of $.05 per share (for a total of 5,797,839 shares).

At December 31, 2013, Dr. Allan M. Robbins, a member of our Board, was the holder of convertible notes bearing interest at 6%, including principal and accrued interest of $458,407 which mature on January 1, 2016 and a demand note bearing interest at 12% for $40,000. At December 31, 2013, the principal and a portion of the accrued interest under the notes were convertible into shares of our common stock at conversion prices of $.05 and $.11 per share, respectively (for a total of 9,531,778 shares).

At December 31, 2013, Mr. James Witzel, our Chief Financial Officer, was the holder of a convertible note bearing interest at 6%, including principal and accrued interest of $12,448 which matures on January 1, 2016. At December 31, 2013, the principal and accrued interest under the note was convertible into shares of our common stock at a conversion price of $.05 per share (for a total of 248,966 shares).

The interest rates on the aforementioned notes payable to Northwest, Dr. Robbins and Mr. Witzel (collectively, the “Notes”) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The Notes are secured by a security interest in all our assets.

Generally, upon notice, prior to the maturity date, we can convert all or a portion of the outstanding principal on the Notes. However, the Notes are not convertible into shares of our common stock to the extent conversion would result in a change of control which would limit the use of our net operating loss carryforwards; provided, however, this limitation will not apply if we close a transaction with another third party or parties that results in a change of control which will limit the use of our net operating loss carryforwards.

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

In 2010, 2009 and 2006, we issued three demand notes to Dr. Robbins, in the principal amount of $40,000 with interest at 12% per annum (the “2010 Note”), $50,000 with interest at 10% per annum and $105,000 with interest at 18% per annum, respectively. At the election of the holder, the principal of the 2010 Note may be converted into 363,636 shares of our common stock at $.11 per share. At December 31, 2013, the outstanding principal balance on the 2010 Note remained unchanged and the principal balance remaining on the other two notes were $30,000 and $13,000, respectively. The aggregate accrued interest on all the notes was $95,563.

Between June 1, 2012 and December 31, 2013, we provided software development and management services to goSudo. These services were provided on a “cost-plus” basis, but were provided on more favorable terms than our usual and customary rates charged to our customers. Since December 31, 2013, we have continued to provide services to goSudo on similar terms. At December 31, 2013, $269 was due and payable to us.

During 2013, we purchased 270,000 shares of the authorized but unissued shares of Series A stock of goSudo for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at December 31, 2013, we own approximately 8.8% of the total outstanding shares of goSudo. goSudo's web site is http://mySudo.me (the information contained in goSudo’s website shall not be considered a part of this Report). Our source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $155,833.

During 2013 and 2012, Mr. Villa and Dr. Robbins made loans to goSudo and during 2013 converted loans into goSudo Series A stock. In addition, one of our employees is one of three members of the board of directors of goSudo and is active in managing goSudo's business and Mr. Villa is an officer of goSudo. As a result of the foregoing, we are deemed to have significant influence upon goSudo's policy and operating decisions.

David N. Slavny

At December 31, 2013, David N. Slavny, our Director of Business Development and a beneficial owner of approximately 8.9% of our outstanding common stock, held a convertible demand note in the principal amount of $59,000, accruing interest at a rate of 11% per year, and convertible into common stock at $.16 per share.

At December 31, 2013, the outstanding principal and interest on this note was $60,085 which was convertible into 375,529 shares of our common stock.

Director Independence

Our Board has determined that Donald Reeve and Dr. Robbins are “independent” in accordance with the NASDAQ’s independence standards. Our audit and compensation committees consist of Mr. Villa and Dr. Robbins, of which only Dr. Robbins is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Audit fees	$85,000	$84,282
Audit related fees	-	-
Total audit and audit related fees	$85,000	$84,282

Audit fees for 2013 and 2012 were for professional services rendered for the audits of our annual consolidated financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2013 and 2012.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated January 7, 1998. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 16, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)

10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.10	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Promissory note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(6)
10.12	Collateral security agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)
10.13	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.14	Collateral security agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.15	Collateral security agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.16	Purchase and sale agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.17	Account modification agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.18	Promissory note dated June 13, 2008 in favor of Dan Cappa. (9)
10.19	Modification agreement to promissory notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (9)
10.20	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.21	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.22	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2009. (10)
10.23	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010. (11)
10.24	Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.25	Modification agreement to promissory note between the Company and Dan Cappa dated December 31, 2010. (13)
10.26	Modification agreement to promissory note between the Company and Carle C. Conway dated December 31, 2010. (13)
10.27	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011.
(14)
10.28	Trusteeship Agreement between the Company and the PBGC, effective as of November 1,
2011. (15)
10.29	Promissory note in favor of the PBGC in the principal amount of $300,000 (15)
10.30	Modification agreement to promissory note between the Company and Dan Cappa dated December 14, 2012. (16)
10.31	Modification agreement to promissory notes between the Company and Carle C. Conway dated December 31, 2012. (16)
14.1	Code of Ethics. (6)
23.1	Consent of Freed Maxick CPAs, P.C., independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*Filed as an exhibit hereto.

**Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-61856) and incorporated herein by reference.
(2)	Incorporated by reference to Appendix II of the Company's DEF14A filed on February 1, 2006.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2010.
(12)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2011.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2011.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	Infinite Group, Inc.

	By:	/s/ James Villa
James Villa, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2014

/s/ James Witzel
James Witzel	Chief Financial Officer	March 31, 2014
(Principal Financial and Accounting Officer)

/s/ Donald Reeve
Donald Reeve	Director	March 31, 2014

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 31, 2014

CONSOLIDATED

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2013

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements:

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Stockholders' Deficiency	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Infinite Group, Inc.

We have audited the accompanying consolidated balance sheets of Infinite Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 31, 2014

INFINITE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$16,947	$56,158
Accounts receivable, net of allowances of $70,000	592,045	585,322
Prepaid expenses and other current assets	22,512	22,127
Total current assets	631,504	663,607

Property and equipment, net	46,120	38,062

Investment in equity securities	247,000	0

Deposits and other assets	2,318	4,318

	$926,942	$705,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$316,873	$281,017
Accrued payroll	364,120	356,164
Accrued interest payable	451,160	408,799
Accrued retirement and pension	200,316	220,783
Accrued expenses - other	41,933	60,015
Current maturities of long-term obligations	21,186	22,867
Note payable	30,000	30,000
Notes payable - related parties	142,000	149,000
Total current liabilities	1,567,588	1,528,645

Long-term obligations:
Notes payable:
Banks and other	1,523,406	1,544,593
Related parties	501,324	501,324

Total liabilities	3,592,318	3,574,562

Commitments and contingencies (Notes 10 and 11)	0	0

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,259,102	30,164,403
Accumulated deficit	(32,950,439)	(33,058,939)
Total stockholders’ deficiency	(2,665,376)	(2,868,575)

	$926,942	$705,987

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,
	2013	2012

Sales	$8,712,617	$8,725,886
Cost of services	6,383,978	6,375,501
Gross profit	2,328,639	2,350,385

Costs and expenses:
General and administrative	1,022,356	1,118,397
Selling	865,656	1,120,135
Defined benefit pension plan	0	(480,000)
Total costs and expenses	1,888,012	1,758,532

Operating income	440,627	591,853

Loss on equity investment	(23,000)	0
Interest expense:
Related parties	(46,816)	(52,385)
Other	(262,311)	(268,271)
Total interest expense	(309,127)	(320,656)

Net income	$108,500	$271,197
Net income per share – basic and diluted	$.00	$.01

Weighted average shares outstanding – basic	25,961,883	25,961,883
Weighted average shares outstanding – diluted	46,360,387	47,562,782

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2011	25,961,883	$25,961	$30,078,784	$(33,330,136)	$(3,225,391)

Stock based compensation	0	0	85,619	0	85,619
Net income	0	0	0	271,197	271,197

Balance - December 31, 2012	25,961,883	$25,961	$30,164,403	$(33,058,939)	$(2,868,575)

Stock based compensation	0	0	94,699	0	94,699
Net income	0	0	0	108,500	108,500

Balance - December 31, 2013	25,961,883	$25,961	$30,259,102	$(32,950,439)	$(2,665,376)

See notes to consolidated financial statements.

INFINITE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$108,500	$271,197
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	94,699	85,619
Reduction of accrued retirement and pension	0	(480,000)
Depreciation	21,074	28,339
Loss on equity investment	23,000	0
(Increase) decrease in assets:
Accounts receivable	(120,890)	438,004
Prepaid expenses and other assets	1,615	10,683
Increase (decrease) in liabilities:
Accounts payable	35,856	(285,963)
Accrued expenses	32,235	1,957
Accrued pension obligations	(20,467)	41,133
Net cash provided by operating activities	175,622	110,969

Cash flows from investing activities:
Purchases of property and equipment	(29,132)	(10,515)
Investment in equity securities	(155,833)	0
Net cash used by investing activities	(184,965)	(10,515)

Cash flows from financing activities:
Repayments of notes payable	(22,868)	(33,190)
Repayments of notes payable - related parties	(7,000)	(48,000)

Net cash used by financing activities	(29,868)	(81,190)

Net increase (decrease) in cash	(39,211)	19,264

Cash - beginning of year	56,158	36,894

Cash - end of year	$16,947	$56,158

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$264,417	$315,168

Income taxes	$0	$0

See notes to consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PRINCIPLES OF CONSOLIDATION AND BUSINESS

The accompanying consolidated financial statements include the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no sales from customers in foreign countries during 2013 and 2012 and all assets are located in the United States. Certain projects required employees to travel to foreign countries during 2013 and 2012.

NOTE 2. - MANAGEMENT PLANS

The Company reported net income of $108,500 in 2013 and $271,197 in 2012 and a stockholders’ deficit at December 31, 2013 and 2012. The Company’s business strategy is summarized as follows.

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

The Company has established several areas of specific focus with the objective of increasing its sales, which include the following:

•	Cloud computing;
•	Managed services that include managing leading edge operations and implementing complex programs in advanced server management;
•	Remote desktop and remote server monitoring and remediation;
•	Help desk and call center services;
•	Third party data storage;
•	Backup and disaster recovery solutions; and
•	Project management.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

Continue to Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance. During 2013, the Company realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls. Beginning in late 2013, the company has hired new sales employees with the objective of increasing sales.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $70,000 for doubtful accounts was reasonably stated at December 31, 2013 and 2012.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2013 and 2012. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2013, the Company sold approximately $8,132,000 ($7,797,000 - 2012) of its accounts receivable to the Purchaser.  As of December 31, 2013, $799,381 ($781,818 - 2012) of these receivables remained outstanding.  Additionally, as of December 31, 2013, the Company had approximately $220,000 available under the financing line with the financial institution ($183,000 – 2012).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $187,258 at December 31, 2013 ($146,125 - 2012), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $176,000 for the year ended December 31, 2013 ($174,300 - 2012). These financing line fees are classified on the statements of income as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2013 and 2012.

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

During 2013, sales to one client, including sales under subcontracts for services to several entities, accounted for 68.9% of total sales (65.1% - 2012) and 56.4% of accounts receivable at December 31, 2013 (59.5% - 2012). Sales to another client, which consisted of sales under subcontracts, accounted for 25.0% of sales in 2013 (22.1% - 2012) and 37.0% of accounts receivable at December 31, 2013 (19.8% - 2012).

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2013 or 2012. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2010 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Numerator for basic net income per share:
Income available to common stockholders	$108,500	$271,197
Denominator for basic net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883
Basic net income per share	$.00	$.01

Numerator for diluted net income per share:
Income available to common stockholders	$108,500	$271,197
Effect of dilutive securities - common stock options and convertible notes payable	50,879	57,369
Diluted earnings per share - income available to common stockholders with assumed conversions	159,379	328,566
Denominator for diluted net income per share:
Weighted average common shares outstanding	25,961,883	25,961,883
Effect of dilutive securities - common stock options and convertible notes payable	20,398,504	21,600,899
Shares used in computing diluted net income per share	46,360,387	47,562,782
Diluted net income per share	$.00	$.01

Anti-dilutive shares excluded from net income per share calculation	6,092,500	3,146,500

For the years ended December 31, 2013 and 2012, convertible debt and options to purchase 6,092,500 and 3,146,500 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted net income per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

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

Equity Investments - The Company accounts for investments in equity securities of other entities under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.

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

Recent Accounting Pronouncements - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – The FASB issued Accounting Standards Update (ASU) No. 2013-11. Per this ASU an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2013	2012

Software	3 to 5 years	$10,881	$10,881
Equipment	3 to 10 years	142,846	129,960
Furniture and fixtures	5 to 7 years	13,735	9,424
Leasehold improvements	3 years	1,224	1,224
		168,686	151,489
Accumulated depreciation		(122,566)	(113,427)
		$46,120	$38,062

Depreciation expense was $21,074 and $28,339 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5. - INVESTMENT IN EQUITY SECURITIES

During 2013, the Company purchased 270,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement. goSudo is a customer of the Company. As a result, at December 31, 2013, the Company owns approximately 8.8% of the total outstanding shares of goSudo. The source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $155,833. Accordingly, the investment of $114,167 is considered a non-cash investing activity.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo. During 2012 and 2013, certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock. In addition, one Company employee is one of three members of the board of directors of goSudo and is active in managing goSudo's business. One Company employee is an officer of goSudo. As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions. The investment was written down by $23,000 through December 31, 2013 to $247,000 based on the Company's interest in the net loss of goSudo from May 7, 2013 (date of initial investment) through December 31, 2013.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - INVESTMENT IN EQUITY SECURITIES – CONTINUED

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

Unaudited financial information for goSudo as of and for the year ended December 31, 2013 reflects total assets of $17,113, total liabilities of $146,035, and a net loss of $822,796. goSudo is a development stage enterprise and has no revenues for the year ended December 31, 2013.

NOTE 5. - NOTES PAYABLE – CURRENT

Note payable at December 31, 2013 and 2012 consists of an unsecured demand note payable of $30,000 with interest at 10%.

Notes payable - related parties consist of:

	December 31,
	2013	2012

Convertible demand note payable to employee, 11% (A)	$59,000	$59,000
Demand note payable to director, 18%, unsecured	13,000	20,000
Convertible demand note payable to director, 12%, unsecured (B)	40,000	40,000
Demand note payable to director, 10%, unsecured	30,000	30,000
	$142,000	$149,000

(A) Convertible demand note payable to employee, 11% - At December 31, 2013 and 2012, the Company was obligated to an employee for $59,000 with interest at 11%. The note is secured by a subordinate lien on all of the Company's assets. The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share.

(B) Convertible demand note payable to director, 12%, - At December 31, 2013 and 2012, the Company was obligated to a director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other

Term notes payable - banks and other consist of:

	December 31,
	2013	2012
Note payable, 10%, secured, due January 1, 2015	$265,000	$265,000
Convertible term note payable,12%, secured, due January 1, 2016	175,000	175,000
Convertible notes payable, 6%, due January 1, 2016	150,000	150,000
Term note payable - PBGC, 6%, secured	273,000	285,000
Obligation to PBGC based on free cash flow	569,999	569,999
Convertible term note payable, 7%, secured, due October 3, 2016	100,000	100,000
Term notes payable - banks, secured	11,593	22,461
	1,544,592	1,567,460
Less current maturities	21,186	22,867
	$1,523,406	$1,544,593

Note payable, 10%, secured, due January 1, 2015 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. All of these borrowings bear interest at 10% and are due, as modified during 2012, on January 1, 2015. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

Convertible term note payable, 12%, secured, due January 1, 2016 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and is due, as modified during 2012, on January 1, 2016 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

Convertible notes payable, 6%, due January 1, 2016 - At December 31, 2013, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2012). The principal is convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2013 (6.0% - 2012). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - LONG-TERM OBLIGATIONS – CONTINUED

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the “Settlement Agreement”), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period with a balloon payment of $75,000 in 2015. The note is due on September 30, 2018 with a balloon payment of $144,000. See note 10 for further information related to the Osley & Whitney, Inc. Retirement Plan (the "O&W Plan") termination.

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

Term notes payable - banks, secured - The Company renewed a loan agreement during 2010 for the secured financing of a vehicle. The loan had a balance of $5,993 at December 31, 2013, ($11,667 – 2012), bears interest at 5.5% and is due in aggregate monthly installments of approximately $515 through December 2014. The Company entered into capital lease agreements during 2012 and 2010 for the secured financing of office and technology equipment. The remaining capital lease has a balance of $5,600 at December 31, 2013, ($10,794 – 2012) bears interest at 14.9% and is due in monthly installments of $318 through August 2015.

Notes Payable - Related Parties

Related parties - convertible notes payable, 6%, due January 1, 2016 - The Company has various notes payable to related parties totaling $501,324 at December 31, 2013 and 2012, which mature on January 1, 2016 with principal and accrued interest convertible, except for interest on one note for $25,000 which is not convertible, at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2013 (6.0% - 2012). The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum, except that one note for $25,000 has a fixed interest rate of 6%.

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

Long-Term Obligations

Minimum future annual payments of long-term obligations as of December 31, 2013 are as follows:

2014	$21,186
2015	354,407
2016	938,324
2017	581,999
2018	150,000
Total long-term obligations	$2,045,916

NOTE 7. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2013 and 2012 there were no preferred shares issued or outstanding.

NOTE 8. - STOCK OPTION PLANS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 4,088,833 common shares at December 31, 2013 (4,596,333 - 2012). No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans. As of December 31, 2013, 1,222,833 options to purchase shares remain unissued under the 2005 plan. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

On February 3, 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares. As of December 31, 2013, 820,500 options to purchase shares remain unissued under the 2009 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

During 2013, the Company's board of directors approved stock option agreements with consultants and an employee for an aggregate of 3,175,000 common shares at an average exercise price of $.15 per share. On December 31, 2013, subsequent to the option grant date, one consultant became a member of the board of directors. The director has options for 500,000 shares of which 100,000 shares vested on the grant date and the balance vests in equal annual installments over next four years from the grant date. The remaining options are for 2,675,000 of which 425,000 shares vested on the grant dates and the balance vest based on achieving specific sales performance criteria for the Company.

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Employee stock options are exercisable as long as the optionee continues to be an employee of the Company and for thirty days subsequent to employee termination.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.

Volatility is based on data used by other companies in the IT services industry and overall greater market volatility of companies during recent periods. The expected life of the options was assumed to be 3.25 or 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used for the years ended December 31, 2013 and 2012.

	2013	2012
Risk-free interest rate	.34% - 2.15%	.83% - 1.10%
Expected dividend yield	0%	0%
Expected stock price volatility	75%	75%
Expected life of options	3.25 - 5.75 years	5.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2013 and 2012:

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. - STOCK OPTION PLANS – CONTINUED

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,889,500	$.22
Granted	300,000	$.10
Expired	(168,500)	$.20
Forfeited	(136,500)	$.13
Outstanding at December 31, 2012	6,884,500	$.20
Granted	3,587,500	$.15
Expired	(1,124,833)	$.09
Forfeited	(126,667)	$.10
Outstanding at December 31, 2013	9,220,500	$.18	4.6 years	$38,000

Exercisable at December 31, 2013	6,108,000	$.20	4.8 years	$38,000

At December 31, 2013, there was approximately $74,000 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options which are performance based for which the option expense cannot be presently quantified. This cost is expected to be recognized over a weighted average period of approximately three years. The total fair value of shares vested during the year ended December 31, 2013 was approximately $12,000.

The weighted average fair value of options granted was $.08 and $.12 per share for the years ended December 31, 2013 and 2012, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

Directors’ Stock Option Plan - In April 1993, the Company’s board of directors and stockholders adopted a non-discretionary outside directors' stock option plan that provided for the grant to non-employee directors of non-qualified stock options. No options were issued during 2013 and 2012 and no new options are issuable under the terms of this plan. During 2013, the remaining 7,500 options expired.

NOTE 9. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2013	2012
Deferred:
Federal	$(61,000)	1,259,000
State	4,000	(172,000)
	(57,000)	1,087,000
Change in valuation allowance	57,000	(1,087,000)
	$0	$0

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. - INCOME TAXES – CONTINUED

At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $6,500,000 and various state net operating loss carryforwards of approximately $3,900,000 which expire from 2018 through 2033.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries of approximately $6,600,000, as well as net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2013, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit pension plan expenses, in the amount of approximately $3,100,000 ($3,043,000 - 2012), had been fully offset by a valuation allowance because management believes that the regulatory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,447,000	$2,427,000
Defined benefit pension liability	336,000	340,000
Reserves and accrued expenses payable	317,000	275,000
Property and equipment	0	1,000
Gross deferred tax asset	3,100,000	3,043,000
Deferred tax asset valuation allowance	(3,100,000)	(3,043,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of income are as follows.

	December 31,
	2013	2012
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	4.3	(63.6)
Change in valuation allowance	51.2	(400.8)
Expired stock-based compensation and warrants	13.5	4.4
Other permanent non-deductible items	6.6	1.3
Deferred tax asset adjustment	(109.6)	.0
Expired net operating loss carryforward	.0	474.8
Defined benefit pension termination	.0	(50.1)
Effective income tax rate	0.0%	0.0%

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. - EMPLOYEE RETIREMENT AND PENSION PLANS

Retirement Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. For the year ended December 31, 2012 the Company elected to make a discretionary matching contribution equal to the employee’s contribution, up to a limit of 3% of the employee’s compensation, of $62,775. The accrued liability for the simple IRA plan, including interest, was $200,316 and $220,783, as of December 31, 2013 and 2012, respectively.

Effective, January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2013, 401(k) employee contribution limits are $17,500 plus a catch up contribution for those over age 50 of $5,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2013.

Defined Benefit Pension Plan Terminated in 2011 - The following is a discussion of the O&W Plan. Prior to December 30, 2002, the Company owned 100% of the common stock of Osley & Whitney, Inc. (O&W). On December 30, 2002, the Company sold 100% of the O&W common stock to a third party, but continued to act as the sponsor of the O&W Plan.

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

On October 17, 2011, in accordance with the Settlement Agreement, the Company: (i) purchased 500,000 shares of its common stock from the O&W Plan for $130,000 (ii) issued a promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum; and (iii) agreed to make future payments through December 31, 2017 out of the Company’s “Free Cash Flow,” as defined in the Settlement Agreement, not to exceed $569,999. The Settlement Agreement contains specific events of default and provisions for remedies upon default.

On March 30, 2012, the Company received the decision of United States Tax Court entered on March 27, 2012 wherein the Court determined that the Company did not have any liability for taxes, excise taxes or penalties for the taxable years 2006 or 2007 related to the O&W Plan. As a result, during 2012, the Company recorded a reduction of $480,000 in obligations previously accrued and reflected related to excise taxes, including late fees and interest on unfunded O&W Plan contributions and recognized a gain of $480,000.

Since the PBGC terminated the O&W Plan as of November 30, 2011, the Company has no further obligations to the O&W Plan and the PBGC other than those stated in the Settlement Agreement with the PBGC which are reflected in the accompanying consolidated financial statements.

INFINITE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - COMMITMENTS

Lease Commitments - The Company leases its headquarters facilities under an operating lease agreement that expires in April 2015. Rent expense under the operating lease for the year ended December 31, 2013 was approximately $30,400 ($31,500 - 2012). Future minimum payments required under the lease are $39,700 through April 2015.

NOTE 12. - RELATED PARTY ACCOUNTS RECEIVABLE AND ACCRUED INTEREST PAYABLE

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $358,698 at December 31, 2013 ($317,287 - 2012).

Accounts Receivable – Certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company. Included in accounts receivable are amounts due from this related party of $269 at December 31, 2013 ($71,302 - 2012).

NOTE 13. - SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing transactions, including non-monetary exchanges, consisted of an $114,167 investment in equity securities of goSudo during 2013 and the acquisition of computers and related equipment of $9,182 under the terms of a capital lease during 2012.

NOTE 14. - SUBSEQUENT EVENTS

Subsequent to year end and through March 28, 2014, the Company issued to certain of its employees common stock options for an aggregate of 1,720,000 shares of which options for 920,000 shares are exercisable at $.115 per share and options for 800,000 shares are exercisable at $.13 per share. Of these options, options for 506,667 shares vested immediately on the date of grant, options for 600,000 will vest based on the satisfaction of specific sales performance criteria and options for 613,333 will vest based on the employees continuing employment with the Company for the two subsequent years.

