Form 10-Q
period 2014-03-31
INFINITE GROUP INC
filed 2014-05-15
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2014.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 0-21816

INFINITE GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	52-1490422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 Office Park Way
Pittsford, New York 14534
(Address of principal executive offices)

(585) 385-0610
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2014.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

INFINITE GROUP, INC.

Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$17,743	$16,947
Accounts receivable, net of allowances of $70,000	388,959	592,045
Prepaid expenses and other current assets	26,767	22,512
Total current assets	433,469	631,504

Property and equipment, net	43,466	46,120

Investment in equity securities	232,000	247,000

Deposits and other assets	2,318	2,318

Total assets	$711,253	$926,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$351,895	$316,873
Accrued payroll	233,684	364,120
Accrued interest payable	471,086	451,160
Accrued retirement	202,319	200,316
Accrued expenses – other	5,421	41,933
Current maturities of notes payable - banks and other	94,839	21,186
Notes payable	295,000	30,000
Notes payable - related parties	142,000	142,000
Total current liabilities	1,796,244	1,567,588

Long-term obligations:
Notes payable:
Banks and other	1,179,531	1,523,406
Related parties	501,324	501,324
Total liabilities	3,477,099	3,592,318

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,317,907	30,259,102
Accumulated deficit	(33,109,714)	(32,950,439)
Total stockholders’ deficiency	(2,765,846)	(2,665,376)
Total liabilities and stockholders’ deficiency	$711,253	$926,942

See notes to unaudited financial statements.

INFINITE GROUP, INC.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales	$2,014,417	$2,099,959
Cost of services	1,506,164	1,501,849
Gross profit	508,253	598,110

Costs and expenses:
General and administrative	325,224	219,858
Selling	244,018	281,076
Total costs and expenses	569,242	500,934
Operating (loss) income	(60,989)	97,176

Loss on equity investment	(15,000)	0
Interest expense:
Related parties	(11,517)	(11,624)
Other	(71,769)	(64,788)
Total interest expense	(83,286)	(76,412)

Net (loss) income	$(159,275)	$20,764

Net (loss) income per share - basic and diluted	$(.01)	$.00
Weighted average shares outstanding - basic	25,961,883	25,961,883
Weighted average shares outstanding - diluted	25,961,883	47,075,995

See notes to unaudited financial statements.

INFINITE GROUP, INC.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net (loss) income	$(159,275)	$20,764
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Stock based compensation	58,805	36,399
Depreciation	6,288	4,591
Loss on equity investment	15,000	0
Decrease (increase) in assets:
Accounts receivable	203,086	(67,938)
Other assets	(4,255)	7,019
(Decrease) increase in liabilities:
Accounts payable	35,022	92,535
Accrued expenses	(147,022)	(120,790)
Accrued retirement	2,003	2,084
Net cash provided (used) by operating activities	9,652	(25,336)

Investing activities:
Purchases of property and equipment	(3,634)	(3,484)
Net cash used by investing activities	(3,634)	(3,484)

Financing activities:
Repayments of notes payable	(5,222)	(7,482)
Repayments of notes payable-related parties	0	(7,000)
Net cash used by financing activities	(5,222)	(14,482)

Net increase (decrease) in cash	796	(43,302)
Cash - beginning of period	16,947	56,158
Cash - end of period	$17,743	$12,856

Supplemental disclosure:
Cash paid for:
Interest	$62,504	$58,522
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2013 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

Note 2. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements.  These policies require management to make complex or subjective judgments about matters that are inherently uncertain.  Note 3 to the Company’s audited financial statements for the year ended December 31, 2013 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

Note 3. Investment in Equity Securities

During 2013, the Company purchased 270,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at March 31, 2014, the Company owns approximately 8.8% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Since 2012, certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one Company employee is one of three members of the board of directors of goSudo and is active in managing goSudo's business.  One Company employee is an officer of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  The investment was written down by $15,000 during the three months ended March 31, 2014 and $23,000 through December 31, 2013 to $232,000 ($247,000- December 31, 2013) based on the Company's interest in the net loss of goSudo from May 7, 2013 (date of initial investment).

Unaudited financial information for goSudo as of and for the three months ended March 31, 2014 reflects total assets of $16,645, total liabilities of $299,364, and net loss of $169,798.  goSudo is a development stage enterprise and has had no revenues since inception.

Note 4. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,032,833 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the three months ended March 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	.77% - 1.98%	1.00% - 1.14%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	75%
Expected life of options	3.25 to 5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $58,805 and $36,399 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, there was approximately $123,000 of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized over a weighted average period of approximately 1.4 years.  The total fair value of shares that vested during the three months ended March 31, 2014 was approximately $45,000.

A summary of all stock option activity for the three months ended March 31, 2014 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	9,220,500	$.18
Options granted	1,720,000	$.12
Options expired	(31,000)	$.01
Outstanding at March 31, 2014	10,909,500	$.18	5.3 years	$2,000

Exercisable at March 31, 2014	6,583,667	$.20	4.8 years	$2,000

During the three months ended March 31, 2014, the Company issued 800,000 common stock options to an employee at an exercise price of $.13 per share.  At issuance, 200,000 options immediately vested.  The balance of the options vest based on meeting specific sales performance criteria. In addition, the Company issued 920,000 common stock options to employees at an exercise price of $.115 per share of which 306,667 vested upon grant and the balance vests over two years.

Note 5. Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is generally equal to 20% of the total accounts receivable invoice sold to the Purchaser.  The fee for the first 30 days is 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of March 31, 2014 and 2013.  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the three months ended March 31, 2014, the Company sold approximately $2,123,000 ($1,940,000 - March 31, 2013) of its accounts receivable to the Purchaser.  As of March 31, 2014, approximately $1,078,000 ($799,381 - December 31, 2013) of these receivables remained outstanding.  Additionally, as of March 31, 2014, the Company had approximately $90,000 available under the financing line with the financial institution ($220,000 – December 31, 2013).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $215,600 at March 31, 2014 ($191,000 - March 31, 2013), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $50,200 for the three months ended March 31, 2014 ($43,100 - March 31, 2013).  These financing line fees are classified on the statements of operations as interest expense.

In April 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at March 31, 2014) against the average daily outstanding balance of funds advanced.

Note 6. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three months ended
	March 31, 2014	March 31, 2013
Numerator for basic net income (loss) per share:
Net (loss) income	$(159,275)	$20,764
Denominator for basic net (loss) income per share:
Weighted average common shares outstanding	25,961,883	25,961,883
Basic net (loss) income per share	$(.01)	$.00

Numerator for diluted net (loss) income per share:
Net (loss) income	$(159,275)	$20,764
Effect of dilutive securities - common stock options and interest on convertible notes payable	0	14,342
Diluted earnings per share -net (loss) income available to common stockholders with assumed conversions	$(159,275)	$35,106
Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	25,961,883	25,961,883
Effect of dilutive securities - common stock options and convertible notes payable	0	21,114,112
Shares used in computing diluted net (loss) income per share	25,961,883	47,075,995
Diluted net (loss) income per share	$(.01)	$.00

For the three months ended March 31, 2014 and 2013, convertible debt and options to purchase 31,704,552 and 3,146,500 shares of common stock, respectively, that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $369,131 at March 31, 2014 ($358,698 - December 31, 2013).

Accounts Receivable – Since 2012, certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  Included in accounts receivable are amounts due from this related party of $30,000 at March 31, 2014 ($269 - December 31, 2013).

Note 8. Management Plans – Capital Resources

The Company reported operating (loss) income of $(60,989) and $97,176 and net (loss) income of $(159,275) and $20,764 for the three months ended March 31, 2014 and 2013, respectively.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At March 31, 2014, the Company had approximately $90,000 of availability under this line.  During the three months ended March 31, 2014, the Company financed its business activities through sales with recourse of accounts receivable.

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

************

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

Headquartered in Pittsford, New York, we provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises.  We provide:

●	Cloud computing;
●	Managed services that include managing leading edge operations and implementing complex programs in advanced server management and providing 24/7 security software solutions to commercial customers;
●	Remote desktop and remote server monitoring and remediation;
●	Help desk and call center services;
●	Third party data storage;
●	Backup and disaster recovery solutions;
●	Information security services; and
●	Project management.

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions.  In addition, we provide IT solutions that address mobility, and unified communications.   Our cyber security practice provides information security services including internal and external security assessments and recommended solutions.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table compares our statements of operations data for the three months ended March 31, 2014 and 2013.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
						2014 vs. 2013
		As a % of			As a % of	Amount of	% Increase
	2014	Sales		2013	Sales	Change	(Decrease)

Sales	$2,014,417	100.0%		$2,099,959	100.0%	$(85,542)	(4.1	) %
Cost of services	1,506,164	74.8		1,501,849	71.5	4,315	0.3
Gross profit	508,253	25.2		598,110	28.5	(89,857)	(15.0)
General and administrative	325,224	16.1		219,858	10.5	105,366	47.9
Selling	244,018	12.1		281,076	13.4	(37,058)	(13.2)
Total operating expenses	569,242	28.3		500,934	23.9	68,308	13.6
Operating (loss) income	(60,989)	(3.0)		97,176	4.6	(158,165)	(162.8)
Loss on equity investment	(15,000)	(0.7)		-	0.0	15,000	100.0
Interest expense	(83,286)	(4.1)		(76,412)	(3.6)	6,874	9.0
Net (loss) income	$(159,275)	(7.9	) %	$20,764	1.0%	$(180,039)	(867.1	) %

Net (loss) income per share - basic and diluted	$(.00)			$.00

Sales

Sales for the three months ended March 31, 2014 were $2,014,417 as compared to sales for the three months ended March 31, 2013 of $2,099,959, a decrease of $85,542 or 4.1%.  During the three months ended March 31, 2013, we continued to experience a slowdown of new U.S. Government projects which began during the fourth quarter of 2012.  Sales of virtualization projects improved starting in the second quarter of 2013 but slowed again in the first quarter of 2014 in comparison to the virtualization project sales for each calendar quarter during the nine months ended December 31, 2013.  We believe that the decrease is mainly attributable to a temporary reduction in the demand for virtualization projects during the first quarter of 2014.  Sales also declined in 2014 as a long-term commercial project neared completion.  During March and April 2014, we began to close new contracts and expect future sales from security assessments and related projects, which originated from sales programs that we established in the fourth quarter of 2013.

One of our priorities is to increase sales.  Accordingly, during December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services related to our IT Services Group.  Cost of services for the three months ended March 31, 2014 was 1,506,164 or 74.8% of sales as compared to $1,501,849 or 71.5% for the three months ended March 31, 2013.  Gross profit was $508,253 or 25.2% of sales for the three months ended March 31, 2014 compared to $598,110 or 28.5% of sales for the three months ended March 31, 2013.  The decrease in gross profit margin percent in 2014 is due to a change in the mix of our business resulting from new projects in 2014 which carried different profit margins than work completed in 2013.  We also experienced a decrease in our personnel utilization rates as virtualization project sales slowed during the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended March 31, 2014 increased by $105,366 or 47.9% to $325,224 as compared to $219,858 for the same period in 2013. The increase in general and administrative expenses in 2014 was principally a result of an increase of approximately $35,400 in stock options expense from grants made in 2014, increases in professional fees associated with implementing a new shareholder investor relations and communications program, and the addition of an employee to manage the planned expansion of our Commercial Division within the small and medium sized businesses (SMB) space.

Selling Expenses

For the three months ended March 31, 2014, we incurred selling expenses of $244,018 associated with the development of our IT Services Group business compared to $281,076 for the three months ended March 31, 2013, a decrease of $37,058 or 13.2%.  This decrease is due to various minor changes in expense items from period to period and a decrease in stock options expense of approximately $11,800 in 2014.  During  December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales, however, we eliminated certain sales positions in the third and fourth quarters of 2013, which offset a substantial portion of the expenses associated with these new personnel.

Operating (Loss) Income

For the three months ended March 31, 2014, we had an operating loss of $60,989 compared to an operating income of $97,176 for the three months ended March 31, 2013.  The $158,165 decrease is attributable to a decrease in gross profit of $89,857 and an increase in total operating expenses of $68,308 for the three months ended March 31, 2014 as compared to 2013.

Loss on Equity Investment

During 2013, we acquired 270,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at March 31, 2014, we own approximately 8.8% of the total outstanding shares of goSudo.  goSudo's web site is http://mysudo.me (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  The investment was written down by $15,000 during the three months ended March 31, 2014 to $232,000 based on our interest in the net loss of goSudo for the same period.

Interest Expense

Total interest expense was $83,286 for the three months ended March 31, 2014, an increase of $6,874 from $76,412 for the three months ended March 31, 2013.  The increase of $6,874 results principally from an increase in the average balance of our financing line.

Net (Loss) Income

For the three months ended March 31, 2014, we recorded a net loss of $159,275 or $(.01) per share compared to a net income of $20,764 or $.00 per share for the three months ended March 31, 2013.

Other Trends

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

Liquidity and Capital Resources

At March 31, 2014, we had cash of $17,743 available for our primary liquidity needs for working capital needs and planned capital asset expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At March 31, 2014, we had approximately $90,000 of availability under this line.

At March 31, 2014, we had a working capital deficit of approximately $1,363,000 and a current ratio of .24.  This increase in the working capital deficit from $936,000 at December 31, 2013 is principally due the scheduled maturity of a note payable of $265,000 on  January 1, 2015 and a balloon payment of $78,000 due to the Pension Benefit Guaranty Corporation ( PBGC) on March 15, 2015.   We plan to renegotiate the terms of the $265,000 note payable or seek funds to repay this note.  We plan to seek funds to fund the balloon payment to the PBGC if we do not generate sufficient cash flow from operations. Our objective is to improve our working capital position through profitable operations.  During 2014, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.

The following table sets forth our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2014	2013
Net cash provided (used) by operating activities	$9,652	$(25,336)
Net cash used by investing activities	(3,634)	(3,484)
Net cash used by financing activities	(5,222)	(14,482)
Net increase (decrease) in cash	$796	$(43,302)

Cash Flows Provided (Used) by Operating Activities

Cash provided by operations during the three months ended March 31, 2014 was $9,652 compared with cash used of $25,336 for the same period in 2013.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  To generate cash provided by operating activities in 2014 our net loss of $159,275 for 2014 was principally offset by non-cash expenses of $80,093 and improved payments of our accounts receivable of $203,087 which offset our decreases in current liabilities of $109,997.

During December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities of $3,634 and $3,484 during the three months ended March 31, 2014 and 2013, respectively, was for capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We do not have plans for significant capital expenditures in the near future.

Cash Flows Used by Financing Activities

Cash used by financing activities was $5,222 and $14,482 for the three months ended March 31, 2014 and 2013, respectively, for principal payments on notes payable.  We anticipate that we will use approximately $94,800 during the next twelve months for amounts due to banks and the PBGC.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain of our on-going costs and expenses.  At March 31, 2014, we had financing availability, based on eligible accounts receivable, of approximately $90,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

In April 2014, we completed a revised financing agreement with our primary financial institution that provides for a decrease in our financing fees and costs in future periods.  In addition, the retained amount was revised from 20% to 15% of the total accounts receivable invoice sold to the Purchaser.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

On January 10, 2014, in connection with his employment with us, we granted a stock option for 800,000 shares of our common stock to Frank McIntire, vice president of sales, at an exercise price of $.13 per share.  The term of the option is five years, subject to earlier termination as provided in the stock option agreement.  Options covering 200,000 of the shares vested immediately upon grant, and the remaining shares vest based on performance criteria set forth in the agreement.  The grant of such stock option to Mr. McIntire is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 5. Other Information.

The Company has available a financing line with its primary financial institution, Amerisource Funding, Inc. (Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.  On April 18, 2014, the Company executed an account modification agreement with the Purchaser.  The retained amount was revised from 20% to 15% of the total accounts receivable invoice sold to the Purchaser.  The fee for the initial purchase was revised to .466% of the invoice.  The fee is charged at prime plus 4% (current effective rate of 7.25%) against the average daily outstanding balance of funds advanced.  This agreement is extended to October 5, 2015.  The Company may terminate the agreement by giving 30 days written notice prior to the each annual maturity date.  Otherwise, the term will automatically renew for an additional twelve months.

Item 6.  Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filled herewith or incorporated herein by reference, see the Index to Exhibits located on page 15 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc.
(Registrant)

Date May 14, 2014	By:	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2014	By:	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Account modification agreement between the Company and Amerisource Funding, Inc. dated April 18, 2014*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit hereto.