Form 10-Q
period 2014-08-08
INFINITE GROUP INC
filed 2014-08-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 0-21816

INFINITE GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware		52-1490422
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)
80 Office Park Way
Pittsford, New York 14534
(Address of principal executive offices)

(Registrant's telephone number)		(585) 385-0610

60 Office Park Way
Pittsford, New York 14534
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
            Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
              Yes☑  No☐

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
    Yes☐  No☑

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 14, 2014.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2014

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.

Balance Sheets
	June 30,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash	$61,902	$16,947
Accounts receivable, net of allowances of $70,000	471,500	592,045
Prepaid expenses and other current assets	33,437	22,512
Total current assets	566,839	631,504

Property and equipment, net	52,074	46,120

Investment in equity securities	211,000	247,000
Deposits and other assets	2,318	2,318
Total assets	$832,231	$926,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$457,362	$316,873
Accrued payroll	359,656	364,120
Accrued interest payable	488,960	451,160
Accrued retirement	204,342	200,316
Accrued expenses-other	8,804	41,933
Current maturities of notes payable - banks and other	93,476	21,186
Notes payable	295,000	30,000
Notes payable-related parties	142,000	142,000
Total current liabilities	2,049,600	1,567,588

Long-term obligations:
Notes payable:
Banks and other	1,175,624	1,523,406
Related parties	501,324	501,324
Total liabilities	3,726,548	3,592,318

Commitments and contingencies	0	0

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,961,883 shares issued and outstanding	25,961	25,961
Additional paid-in capital	30,333,997	30,259,102
Accumulated deficit	(33,254,275)	(32,950,439)
Total stockholders’ deficiency	(2,894,317)	(2,665,376)
Total liabilities and stockholders’ deficiency	$832,231	$926,942

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$2,127,571	$2,150,745	$4,141,988	$4,250,704
Cost of sales	1,627,489	1,599,952	3,133,656	3,101,801
Gross profit	500,082	550,793	1,008,332	1,148,903

Costs and expenses:
General and administrative	312,681	245,827	637,902	465,683
Selling	235,852	206,168	479,869	487,245
Total costs and expenses	548,533	451,995	1,117,771	952,928
Operating (loss) income	(48,451)	98,798	(109,439)	195,975

Loss on equity investment	(21,000)	(5,000)	(36,000)	(5,000)
Interest expense:
Related parties	(11,645)	(11,645)	(23,163)	(23,270)
Other	(63,465)	(66,871)	(135,234)	(131,659)
Total interest expense	(75,110)	(78,516)	(158,397)	(154,929)

Net (loss) income	$(144,561)	$15,282	$(303,836)	$36,046

Net (loss) income per share – basic and diluted	$(.01)	$.00	$(.01)	$.00
Weighted average shares outstanding: Basic	25,961,883	25,961,883	25,961,883	25,961,883
Diluted	25,961,883	27,088,524	25,961,883	27,145,185

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2014	2013

Operating activities:
Net (loss) income	$(303,836)	$36,046
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Stock based compensation	74,894	50,916
Depreciation	12,836	9,434
Loss on equity investment	36,000	5,000
Decrease (increase) in assets:
Accounts receivable	120,545	(145,250)
Other assets	(10,925)	6,638
Increase (decrease) in liabilities:
Accounts payable	140,489	62,317
Accrued expenses	207	(10,411)
Accrued retirement	4,026	(23,091)
Net cash provided (used) by operating activities	74,236	(8,401)

Investing activities:
Purchases of property and equipment	(18,789)	(8,127)
Net cash used by investing activities	(18,789)	(8,127)

Financing activities:
Repayments of notes payable-banks and other	(10,492)	(12,565)
Repayment of note payable-related parties	0	(7,000)
Net cash used by financing activities	(10,492)	(19,565)

Net increase (decrease) in cash	44,955	(36,093)
Cash - beginning of period	16,947	56,158
Cash - end of period	$61,902	$20,065

Supplemental disclosure:
Cash paid for:
Interest	$127,016	$133,535
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2013 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

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

New Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its unaudited financial statements and related disclosures.

Note 3. Investment in Equity Securities

During 2013, the Company purchased 270,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at June 30, 2014, the Company owns approximately 8.5% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Since 2012, certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee is one of three members of the board of directors of goSudo and during his employment, which extended through June 30, 2014, was active in managing goSudo's business.  One Company employee is an officer of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  The investment was written down by $36,000 during the six months ended June 30, 2014 and $23,000 through December 31, 2013 based on the Company's interest in the net loss of goSudo from May 7, 2013 (date of initial investment).  The investment has a carrying value of $211,000 at June 30, 2014 ($247,000  –  December 31, 2013).

Unaudited financial information for goSudo as of and for the six months ended June 30, 2014 reflects total assets of $18,129, total liabilities of $434,970, and net loss of $419,442.  goSudo is a development stage enterprise and has had no revenues since inception.

Note 4. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,032,833 shares of common stock.  Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2014 and 2013.

	2014	2013
Risk-free interest rate	.77% - 1.98%	.34% - .92%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	75%
Expected life of options	3.25 - 5.75 years	3.25 - 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $16,089 and $14,517 for the three months ended June 30, 2014 and 2013, respectively, and $74,894 and $50,916 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, there was approximately $107,000 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares that vested during the six months ended June 30, 2014 was approximately $55,000.  The weighted average fair value of options granted during the six months ended June 30, 2014 was approximately $.09 ($.08 during the six months ended June 30, 2013).  No options were exercised during the six months ended June 30, 2014 and 2013.

A summary of all stock option activity for the six months ended June 30, 2014 follows.
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	9,220,500	$ .18
Options granted	1,730,000	$ .12
Options expired	(322,667)	$ .14
Options forfeited	(833,333)	$ .13
Outstanding at June 30, 2014	9,794,500	$ .18	5.1 years	$ 0

Exercisable at June 30, 2014	6,375,333	$ .20	4.6 years	$ 0

During 2014, the Company issued 800,000 common stock options to an employee at an exercise price of $.13 per share.  At issuance, 200,000 options immediately vested.  The balance of the options vest based on meeting specific sales performance criteria. In addition, the Company issued 920,000 common stock options to employees at an exercise price of $.115 per share of which 306,667 vested upon grant and the balance vests over two years and 10,000 common stock options to an employee at an exercise price of $.065 which vests over three years.

Note 5. Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. Through April 18, 2014, the retained amount was equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days was 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum in 2014 and 2013.  On April 18, 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at June 30, 2014) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the six months ended June 30, 2014, the Company sold approximately $4,035,000 ($3,898,000 – June 30, 2013) of its accounts receivable to the Purchaser.  As of June 30, 2014, approximately $1,033,000 ($799,381 – December 31, 2013) of these receivables remained outstanding. Additionally, as of June 30, 2014, the Company had approximately $148,000 available under the financing line with the financial institution ($220,000 - December 31, 2013).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $148,850 at June 30, 2014 ($163,436 – June 30, 2013) and is included in accounts receivable in the accompanying balance sheet.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $92,200 for the six months ended June 30, 2014 ($88,300 – June 30, 2013).  These financing line fees are classified on the statements of operations as interest expense.

Note 6.  Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable and stock options.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and convertible notes assumed to be exercised.  In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator for basic net (loss) income per share:
Net (loss) income	$(144,561)	$15,282	$(303,836)	$36,046
Denominator for basic net (loss) income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Basic net (loss) income per share	(.01)	.00	(.01)	.00

Numerator for diluted net (loss) income per share:
Net (loss) income	$(144,561)	$15,282	$(303,836)	$36,046
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Effect of dilutive securities - common stock options	0	1,126,641	0	1,183,302
Shares used in computing diluted net (loss) income per share	25,961,883	27,088,524	25,961,883	27,145,185
Diluted net (loss) income per share	$(.01)	$.00	$(.01)	$.00

Anti-dilutive shares excluded from net (loss) income per share calculation	30,745,393	23,362,469	30,745,893	23,087,469

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net (loss) income per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $377,405 at June 30, 2014 ($358,698 - December 31, 2013).

Accounts Receivable – Since 2012, certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company. Included in accounts receivable are amounts due from this related party of $63,011 at June 30, 2014 ($269 - December 31, 2013).

Note 8. Management Plans – Capital Resources

The Company reported operating (loss) income of $(109,439) and $195,975 and net (loss) income of $(303,836) and $36,046 for the six months ended June 30, 2014 and 2013, respectively.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At June 30, 2014, the Company had approximately $148,000 of availability under this line.  During the three months ended June 30, 2014, the Company financed its business activities through sales with recourse of accounts receivable.

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

Note 9. Subsequent Event

Subsequent to June 30, 2014, the Company issued 100,000 common stock options to an employee a exercisable at $.04 per share of which 33,333 vested immediately on the date of grant and 66,667 will vest based on the employee's continuing employment with the Company for the two subsequent years.

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2014 and 2013

The following tables compare our statements of operations data for the three and six months ended June 30, 2014 and 2013.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
						2014 vs. 2013
		As a % of			As a % of	Amount of	% Increase
	2014	Sales		2013	Sales	Change	(Decrease)

Sales	$2,127,571	100.0%		$2,150,745	100.0%	$(23,174)	(1.1)
Cost of sales	1,627,489	76.5		1,599,952	74.4	27,537	1.7
Gross profit	500,082	23.5		550,793	25.6	(50,711)	(9.2)
General and administrative	312,681	14.7		245,827	11.4	66,854	27.2
Selling	235,852	11.1		206,168	9.6	29,684	14.4
Total costs and expenses	548,533	25.8		451,995	21.0	96,538	21.4
Operating (loss) income	(48,451)	(2.3)		98,798	4.6	(147,249)	(149.0)
Loss on equity investment	(21,000)	(1.0)		(5,000)	(.2)	(16,000)	320.0
Interest expense	(75,110)	(3.5)		(78,516)	(3.7)	3,406	(4.3)
Net (loss) income	$(144,561)	(6.8	) %	$15,282	.7%	$(159,843)	(1,046.0)

Net (loss) income per share - basic and diluted	$(.01)			$.00		$(.01)

	Six Months Ended June 30,
						2014 vs. 2013
		As a % of			As a % of	Amount of	% Increase
	2014	Sales		2013	Sales	Change	(Decrease)

Sales	$4,141,988	100.0%		$4,250,704	100.0%	$(108,716)	(2.6)
Cost of sales	3,133,656	75.7		3,101,801	73.0	31,855	1.0
Gross profit	1,008,332	24.3		1,148,903	27.0	(140,571)	(12.2)
General and administrative	637,902	15.4		465,683	11.0	172,219	37.0
Selling	479,869	11.6		487,245	11.5	(7,376)	(1.5)
Total costs and expenses	1,117,771	27.0		952,928	22.4	164,843	17.3
Operating (loss) income	(109,439)	(2.6)		195,975	4.6	(305,414)	(155.8)
Loss on equity investment	(36,000)	(.9)		(5,000)	(.2)	(31,000)	620.0
Interest expense	(158,397)	(3.8)		(154,929)	(3.6)	(3,468)	2.2
Net (loss) income	$(303,836)	(7.3	) %	$36,046	.8%	$(339,882)	(942.9)

Net (loss) income per share - basic and diluted	$(.01)			$.00		$(.01)

Sales

Sales for the six months ended June 30, 2014 were $4,141,988 a decrease of $108,716 or 2.6% as compared to sales for the six months ended June 30, 2013 of $4,250,704.  Sales for the three months ended June 30, 2014 were $2,127,571, a decrease of $23,174 or 1.1% as compared to sales for the three months ended June 30, 2013 of $2,150,745.  Sales of virtualization projects improved starting in the second quarter of 2013 but slowed again in the first quarter of 2014 in comparison to the virtualization project sales for each calendar quarter during the nine months ended December 31, 2013.  We believe that the decrease is mainly attributable to a temporary reduction in the demand for virtualization projects during the first quarter of 2014.  Sales also declined in 2014 as a long-term commercial project neared completion.  Beginning in March 2014, we began to close new contracts and expect future sales from security assessments and related projects, which originated from sales programs that we established in the fourth quarter of 2013.

One of our priorities is to increase sales.  Accordingly, beginning in December 2013, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for multiple quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Sales improved by 5.6% or $113,144 to $2,127,571 for the three months ended June 30, 2014 compared to sales of  $2,014,427 for the three months ended March 31, 2014 indicating that our sales efforts are beginning to produce results.

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

Cost of Services and Gross Profit

Cost of services represents the cost of employee services and related to our sales.  Cost of services for the six months ended June 30, 2014 was $3,133,656 or 75.7% of sales as compared to $3,101,801 or 73.0% of sales for the six months ended June 30, 2013.  Gross profit was $1,008,332 or 24.3% of sales for the six months ended June 30, 2014 compared to $1,148,903 or 27.0% of sales for the six months ended June 30, 2013.

Cost of services for the three months ended June 30, 2014 was $1,627,489 or 76.5% of sales as compared to $1,599,952 or 74.4% of sales for the three months ended June 30, 2013.  Gross profit was $500,082 or 23.5% of sales for the three months ended June 30, 2014 compared to $550,793 or 25.6% of sales for the three months ended June 30, 2013.

The increase in cost of services and decrease in gross profit were primarily attributable to a decrease in gross profit margins on certain projects and decreased utilization of our virtualization engineers due to the lower dollar volume of  project sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the six months ended June 30, 2014 increased by $172,219 or 37.0% from $465,683 for the six months ended June 30, 2013 to $637,902 for the six months ended June 30, 2014.  As a percentage of sales, general and administrative expenses were 15.4% for the six months ended June 30, 2014 and 11.0% for the six months ended June 30, 2013.

General and administrative expenses for the three months ended June 30, 2014 were $312,681 which was an increase of $66,854 or 27.2% as compared to $245,827 for the three months ended June 30, 2013.   As a percentage of sales, general and administrative expense was 14.7% for the three months ended June 30, 2014 and 11.4% for the three months ended June 30, 2013.

The increase in general and administrative expenses for the six months ended June 30, 2014 was principally a result of an increase of $41,570 in stock options expense from grants made in 2014, increases in professional fees associated with implementing a new shareholder investor relations and communications program, and the addition of an employee to manage the planned expansion of our Commercial Division within the small and medium sized businesses (SMB) space.

Selling Expenses

For the six months ended June 30, 2014, we incurred selling expenses of $479,869 compared to $487,245 for the six months ended June 30, 2013, a decrease of $7,376 or 1.5%.   For the three months ended June 30, 2014, we incurred selling expenses of $235,852 as compared to $206,168 for the three months ended June 30, 2013, an increase of $29,684 or 14.4%.

For the six months ended June 30, 2014, the decrease is due to various minor changes in expense items from period to period and a decrease in stock options expense of $13,912.  During December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales, however, we eliminated certain sales positions in the third and fourth quarters of 2013, which offset a substantial portion of the expenses associated with these new personnel.

Operating (Loss) Income

For the six months ended June 30, 2014 our operating loss was $109,439 compared to operating income of $195,975 for the six months ended June 30, 2013, a decrease of $305,414.  The decrease is attributable to a decrease in our gross profit of $140,571, an increase in our general and administrative expenses of $172,219, and a decrease in our selling expenses of $7,376 during the six months ended June 30, 2014.

For the three months ended June 30, 2014 our operating loss was $48,451 compared to operating income of $98,798 for the three months ended June 30, 2013, a decrease of $147,249.  The decrease is attributable to a decrease in our gross profit of $50,711, an increase in our general and administrative expenses of $66,854 and an increase in our selling expenses of $29,684 during the three months ended June 30, 2014.

Loss on Equity Investment

During 2013, we acquired 270,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for $270,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at June 30, 2014, we own approximately 8.5% of the total outstanding shares of goSudo.  goSudo's web site is http://mysudo.me (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  The investment was written down by $36,000 and $5,000 during the six months ended June 30, 2014 and 2013, respectively, based on our interest in the net loss of goSudo for the same period.  For the three months ended June 30, 2014 and 2013, the investment was written down by $21,000 and $5,000, respectively.  The investment has a carrying value of $211,000 at June 30, 2014 ($247,000  –  December 31, 2013).

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $158,397 for the six months ended June 30, 2014, an increase of $3,468 from interest expense of $154,929 for the six months ended June 30, 2013.  Interest expense was $75,110 for the three months ended June 30, 2014, a decrease of $3,406 from interest expense of $78,516 for the three months ended June 30, 2013.  The changes principally result from changes in average balances of accounts receivable financed in 2014.

Net (Loss) Income

For the six months ended June 30, 2014, we recorded a net loss of $303,836 or $.01 per share compared to a net income of $36,046 or $.00 per share for the six months ended June 30, 2013.  For the three months ended June 30, 2014, we recorded a net loss of $144,561 or $.01 per share compared net income of $15,282 or $.00 per share for the three months ended June 30, 2013.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash of $61,902 available for our primary liquidity needs for working capital needs and planned capital asset expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At June 30, 2014, we had approximately $148,000 of availability under this line.

At June 30, 2014, we had a working capital deficit of approximately $1,483,000 and a current ratio of .28.  This increase in the working capital deficit from $936,000 at December 31, 2013 is principally due to the scheduled maturity of a note payable of $265,000 on January 1, 2015 and a balloon payment of $78,000 due to the Pension Benefit Guaranty Corporation ( PBGC) on March 15, 2015.   We plan to renegotiate the terms of the $265,000 note payable or seek funds to repay this note.  We plan to seek funds, including additional loans from related parties, to pay the balloon payment to the PBGC if we do not generate sufficient cash flow from operations.  Our objective is to improve our working capital position through profitable operations.  During 2014, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.

The following table sets forth our sources and uses of cash for the periods presented:
	Six Months Ended June 30,
	2014	2013
Net cash provided (used) by operating activities	$74,236	$(8,401)
Net cash used by investing activities	(18,789)	(8,127)
Net cash used by financing activities	(10,492)	(19,565)
Net increase (decrease) in cash	$44,955	$(36,093)

Cash Flows from Operating Activities

During the six months ended June 30, 2014, cash provided by operations was $74,236 compared with cash used by operations of $8,401 for the six months ended June 30, 2013.  For the six months ended June 30, 2014, our net loss of $303,836, non-cash expenses of $123,730, a decrease in accounts receivable of $120,545 and an increase in current liabilities of $144,722 in aggregate resulted in cash flows from our operating activities.  For the six months ended June 30, 2013, our net income of $36,046, non-cash expenses of $65,350 and an increase in current liabilities of $28,815 were principally offset by an increase in accounts receivable of $145,250.

Beginning in December 2013, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended June 30, 2014 was $18,789 compared with $8,127 for the six months ended June 30, 2013.  Cash used in investing activities included capital expenditures for computer hardware and software.  In 2014, we relocated our offices to more efficient space in the same office park and incurred costs for cabling our computer networks and the work stations for our newly hired sales personnel of $8,650.

Cash Flows from Financing Activities

For the six months ended June 30, 2014, cash used by financing activities was $10,492 for principal payments on notes payable-banks and other.  During the six months ended June 30, 2013, cash used by financing activities was $12,565 for principal payments on notes payable-banks and other and $7,000 on notes payable to related parties.   We anticipate that we will use approximately $94,800 during the next twelve months for amounts due to banks and the PBGC.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain costs and expenses.  At June 30, 2014, we had financing availability, based on eligible accounts receivable, of approximately $148,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

We anticipate financing growth from acquisitions of other businesses and assets, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 15 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date August 14, 2014	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date August 14, 2014	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.        Description

10.1	Account modification agreement between the Company and Amerisource Funding, Inc. dated April 18, 2014 (1)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document
______________________
*  Filed as an exhibit hereto.

(1) Incorporated by reference to Exhibit 10.1 in the Company's Form 10-Q dated May 15, 2014 Commission File No. 000-21816