Form 10-Q
period 2014-09-30
INFINITE GROUP INC
filed 2014-11-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: September 30, 2014

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

There were 25,961,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 14, 2014.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2014

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Balance Sheets

	September 30,
	2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$15,707	$16,947
Accounts receivable, net of allowances of $70,000	529,545	592,045
Prepaid expenses and other current assets	16,321	22,512
Total current assets	561,573	631,504

Property and equipment, net	55,633	46,120

Investment in equity securities	204,000	247,000
Deposits and other assets	2,318	2,318
Total assets	$823,524	$926,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$376,190	$316,873
Accrued payroll	308,559	364,120
Accrued interest payable	493,620	451,160
Accrued retirement	206,385	200,316
Accrued expenses - other	13,783	41,933
Current maturities of notes payable - banks and other	91,780	21,186
Notes payable	295,000	30,000
Notes payable - related parties	142,000	142,000
Total current liabilities	1,927,317	1,567,588

Long-term obligations:
Notes payable:
Banks and other	1,171,999	1,523,406
Related parties	501,324	501,324
Total liabilities	3,600,640	3,592,318

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
25,961,883 shares issued and outstanding	25,961	25,961
Additional paid - in capital	30,345,328	30,259,102
Accumulated deficit	(33,148,405)	(32,950,439)
Total stockholders’ deficiency	(2,777,116)	(2,665,376)
Total liabilities and stockholders’ deficiency	$823,524	$926,942

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$2,313,235	$2,193,875	$6,455,223	6,444,578
Cost of sales	1,611,279	1,631,818	4,744,935	4,733,619
Gross profit	701,956	562,057	1,710,288	1,710,959

Costs and expenses:
General and administrative	294,155	274,767	932,057	740,450
Selling	225,324	196,288	705,193	683,534
Total costs and expenses	519,479	471,055	1,637,250	1,423,984
Operating income	182,477	91,002	73,038	286,975
Loss on equity investment	(17,000)	(8,500)	(53,000)	(13,500)
Interest expense:
Related parties	(11,773)	(11,773)	(34,936)	(35,043)
Other	(47,834)	(66,921)	(183,068)	(198,580)
Total interest expense	(59,607)	(78,694)	(218,004)	(233,623)

Net (loss) income	$105,870	$3,808	$(197,966)	$39,852

Net (loss) income per share – basic and diluted	$.00	$.00	$(.01)	$.00
Weighted average shares outstanding:
Basic	25,961,883	25,961,883	25,961,883	25,961,883
Diluted	25,972,994	26,743,782	25,961,883	26,962,379

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities:
Net (loss) income	$(197,966)	$39,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	86,226	76,742
Depreciation	19,408	14,738
Loss on equity investment	53,000	13,500
Decrease (increase) in assets:
Accounts receivable	62,500	(77,384)
Other assets	6,191	9,542
Increase (decrease) in liabilities:
Accounts payable	59,317	75,359
Accrued expenses	(41,251)	(76,678)
Accrued retirement	6,069	(23,981)
Net cash provided by operating activities	53,494	51,690

Investing activities:
Purchases of property and equipment	(28,921)	(20,964)
Investment in equity securities	(10,000)	(60,833)
Net cash used by investing activities	(38,921)	(81,797)

Financing activities:
Repayments of notes payable - banks and other	(15,813)	(17,708)
Repayment of note payable - related parties	0	(7,000)
Net cash used by financing activities	(15,813)	(24,708)

Net decrease in cash	(1,240)	(54,815)
Cash - beginning of period	16,947	56,158
Cash - end of period	$15,707	$1,343

Supplemental disclosure:
Cash paid for:
Interest	$182,950	$203,189
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2013 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

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

Note 3. Investment in Equity Securities

During 2014 and 2013, the Company purchased 280,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $280,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at September 30, 2014, the Company owns approximately 8.8% of the total outstanding shares of goSudo. The initial investment in May 2013 of $100,000 included settlement of accounts receivable of $84,167 which is considered a non-cash investing activity of $84,167.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Since 2012, certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee is one of three members of the board of directors of goSudo and during his employment, which extended through June 30, 2014, was active in managing goSudo's business.  One Company employee is an officer of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  The investment was written down by $53,000 during the nine months ended September 30, 2014 and $23,000 through December 31, 2013 based on the Company's interest in the net loss of goSudo from May 7, 2013 (date of initial investment).  The investment has a carrying value of $204,000 at September 30, 2014 ($247,000  –  December 31, 2013).

Unaudited financial information for goSudo as of and for the nine months ended September 30, 2014 reflects total assets of $14,891, total liabilities of $601,462, and net loss of $605,204.  goSudo is a development stage enterprise and has had no revenues since inception.

Note 4. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,012,833 shares of common stock.  Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the nine months ended September 30, 2014 and 2013.

	2014	2013
Risk-free interest rate	.77% - 1.98%	.34% - .2.15
Expected dividend yield	0%	0%
Expected stock price volatility	100%	75%
Expected life of options	3.25 - 5.75 years	3.25 - 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $11,331 and $25,826 for the three months ended September 30, 2014 and 2013, respectively, and $86,226 and $76,742 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, there was approximately $94,000 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately two years.  The total fair value of shares that vested during the nine months ended September 30, 2014 was approximately $72,000.  The weighted average fair value of options granted during the nine months ended September 30, 2014 was approximately $.08 ($.09 during the nine months ended September 30, 2013).  No options were exercised during the nine months ended September 30, 2014 and 2013.

A summary of all stock option activity for the nine months ended September 30, 2014 follows.

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	9,220,500	$.18
Options granted	1,830,000	$.12
Options expired	(342,667	$.14
Options forfeited	(833,333	$.13
Outstanding at September 30, 2014	9,874,500	$.18	4.9 years	$0

Exercisable at September 30, 2014	6,547,000	$.20	4.5 years	$0

During the nine months ended September 30, 2014, the Company issued 800,000 common stock options to an employee at an exercise price of $.13 per share.  At issuance, 200,000 options immediately vested.  The balance of the options vest based on meeting specific sales performance criteria.  Additional expense will be recorded when it is probable the vesting criteria will be met. In addition, the Company issued (i) 920,000 common stock options to employees at an exercise price of $.115 per share of which 306,667 vested upon grant; (ii) 100,000 common stock options to an employee at an exercise price of $.04 of which 100,000 vested upon grant with the balances vesting over two years and (iii) 10,000 common stock options to an employee at an exercise price of $.065 which vests over three years.

Note 5.  Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the Purchaser) which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. Through April 18, 2014, the retained amount was equal to 20% of the total accounts receivable invoice sold to the Purchaser. The fee for the first 30 days was 1% and additional fees are charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum in 2014 and 2013.  On April 18, 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at September 30, 2014) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the nine months ended September 30, 2014, the Company sold approximately $6,142,000 ($6,016,000 – September 30, 2013) of its accounts receivable to the Purchaser.  As of September 30, 2014, approximately $945,000 ($799,381 – December 31, 2013) of these receivables remained outstanding. Additionally, as of September 30, 2014, the Company had approximately $232,000 available under the financing line with the financial institution ($220,000 - December 31, 2013).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $161,603 at September 30, 2014 ($187,258 – December 31, 2013) and is included in accounts receivable in the accompanying balance sheet.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $118,800 for the nine months ended September 30, 2014 ($133,700 – September 30, 2013).  These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator for basic net (loss) income per share:
Net (loss) income	$105,870	$3,808	$(197,966)	$39,852
Denominator for basic net (loss) income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Basic net (loss) income per share	$.00	$.00	$(.01)	$.00

Numerator for diluted net (loss) income per share:
Net (loss) income	$105,870	$3,808	$(197,966)	$39,852
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	25,961,883	25,961,883	25,961,883	25,961,883
Effect of dilutive securities - common stock options	11,111	781,899	0	1,000,496
Shares used in computing diluted net (loss) income per share	25,972,994	26,743,782	25,961,883	26,962,379
Diluted net (loss) income per share	$.00	$.00	$(.01)	$.00

Anti-dilutive shares excluded from net (loss) income per share calculation	30,602,049	26,681,651	30,702,049	24,631,651

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

Note 7. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $374,540 at September 30, 2014 ($358,698 - December 31, 2013).

Accounts Receivable – Since 2012, certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  Included in accounts receivable are amounts due from this related party of $50,770 at September 30, 2014 ($269 - December 31, 2013).

Note 8. Management Plans – Capital Resources

The Company reported operating income of $73,038 and $286,975 and net (loss) income of $(197,966) and $39,852 for the nine months ended September 30, 2014 and 2013, respectively.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At September 30, 2014, the Company had approximately $232,000 of availability under this line.  During the nine months ended September 30, 2014, the Company financed its business activities through sales with recourse of accounts receivable.

At September 30, 2014, we had a working capital deficit of approximately $1,366,000 and a current ratio of .29.  This increase in the working capital deficit from $936,000 at December 31, 2013 is principally due to the scheduled maturity of a note payable of $265,000 on January 1, 2015 and a balloon payment of $78,000 due to the Pension Benefit Guaranty Corporation ( PBGC) on March 15, 2015.   We plan to renegotiate the terms of the $265,000 note payable or seek funds to repay this note.  We plan to seek funds, including additional loans from related parties, to pay the balloon payment to the PBGC if we do not generate sufficient cash flow from operations.

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

Note 9. Subsequent Event

Subsequent to September 30, 2014, the Company issued 500,000 common stock options to an employee a exercisable at $.04 per share of which 200,000 vested immediately on the date of grant. The balance of 300,000 common stock options would vest based on the employee meeting specific sales performance targets.

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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2014 and 2013

The following tables compare our statements of operations data for the three and nine months ended September 30, 2014 and 2013.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2014 vs. 2013
		As a % of		As a % of	Amount of	% Increase
	2014	Sales	2013	Sales	Change	(Decrease)

Sales	$2,313,235	100.0%	$2,193,875	100.0%	$119,360	5.4%
Cost of sales	1,611,279	69.7	1,631,818	74.4	(20,539)	(1.3)
Gross profit	701,956	30.3	562,057	25.6	139,899	24.9
General and administrative	294,155	12.7	274,767	12.5	19,388	7.1
Selling	225,324	9.7	196,288	8.9	29,036	14.8
Total costs and expenses	519,479	22.5	471,055	21.5	48,424	10.3
Operating income	182,477	7.9	91,002	4.1	91,475	100.5
Loss on equity investment	(17,000)	(.7)	(8,500)	(.4)	8,500	100.0
Interest expense	(59,607)	(2.6)	(78,694)	(3.6)	(19,087)	(24.3)
Net income	$105,870	4.6%	$3,808	.2%	$102,062	2,680.2%

Net income per share - basic and diluted	$.00		$.00		$.00

	Nine Months Ended September 30,
						2014 vs. 2013
		As a % of			As a % of	Amount of	% Increase
	2014	Sales		2013	Sales	Change	(Decrease)

Sales	$6,455,223	100.0%		$6,444,578	100.0%	$10,645	.2%
Cost of sales	4,744,935	73.5		4,733,619	73.5	11,316	.2
Gross profit	1,710,288	26.5		1,710,959	26.5	(671)	(.0)
General and administrative	932,057	14.4		740,450	11.5	191,607	25.9
Selling	705,193	10.9		683,534	10.6	21,659	3.2
Total costs and expenses	1,637,250	25.4		1,423,984	22.1	213,266	15.0
Operating income	73,038	1.1		286,975	4.5	(213,937)	(74.5)
Loss on equity investment	(53,000)	(.8)		(13,500)	(.2)	39,500	292.6
Interest expense	(218,004)	(3.4)		(233,623)	(3.6)	(15,619)	(6.7)
Net (loss) income	$(197,966)	(3.1	) %	$39,852	.6%	$(237,818)	(596.8	) %

Net (loss) income per share - basic and diluted	$(.01)			$.00		$(.01)

Sales

Sales for the nine months ended September 30, 2014 were $6,455,223 an increase of $10,645 or .2% as compared to sales for the nine months ended September 30, 2013 of $6,444,578.  Sales for the three months ended September 30, 2014 were $2,313,235, an increase of $119,360 or 5.4% as compared to sales for the three months ended September 30, 2013 of $2,193,875.  Sales of virtualization projects improved starting in the second quarter of 2013 but slowed in the first quarter of 2014 in comparison to the virtualization project sales for each calendar quarter during the nine months ended December 31, 2013.  We believe that the decrease during the first quarter of 2014 was mainly attributable to a temporary reduction in the demand for virtualization projects.  Sales also declined in the first quarter of 2014 as a long-term commercial project neared completion.  Beginning in March 2014 and extending through September 30, 2014, we began to service new virtualization contract customers which attributed to the increase in sales during the three and nine months ended September 30, 2014.  We also expect future sales from security assessments and related projects, which originated from sales programs that we established in the fourth quarter of 2013.

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

Sales improved from $2,014,417 for the three months ended March 31, 2014 to $ 2,127,571 for the three months ended June 30, 2014 to $2,313,235 for the three months ended September 30, 2014.  We believe that this is an indication that our sales efforts are beginning to produce results.

We have several contract vehicles that enable us to deliver a broad range of our services and solutions to the U.S. Government.  In September 2013, the Department of Homeland Security Eagle II (DHS) awarded contracts to prime contractors.  We are a subcontractor and teaming member with certain of these prime contractors and accordingly, we believe that we will have new opportunities to generate sales to DHS.  The acquisition of these contract vehicles allows us additional opportunities to bid on new projects, although there can be no assurance that we will be successful in receiving such contracts.  While we believe we have opportunities for sales growth with government and commercial clients, the lengthy procurement processes may result in future operating losses unless sales increase to support our infrastructure.  We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies.

Cost of Services and Gross Profit

Cost of services represents the cost of employee services and are related to our sales.  Cost of services for the nine months ended September 30, 2014 was $4,744,935 or 73.5% of sales as compared to $4,733,619 or 73.5% of sales for the nine months ended September 30, 2013.  Gross profit was relatively unchanged  at $1,710,288 or 26.5% of sales for the nine months ended September 30, 2014 compared to $1,710,959 or 26.5% of sales for the nine months ended September 30, 2013.

Cost of services for the three months ended September 30, 2014 was $1,611,279 or 69.7% of sales as compared to $1,631,818 or 74.4% of sales for the three months ended September 30, 2013.  Gross profit was $701,956 or 30.3% of sales for the three months ended September 30, 2014 compared to $562,057 or 25.6% of sales for the three months ended September 30, 2013.

The increase in gross profit for the three months ended September 30, 2014 as compared to 2013 was primarily attributable to improved utilization of our virtualization engineers.  The improved gross profit of $139,899 for the three months ended September 30, 2014 offset weaker gross profit earned through June 30, 2014 such that our results for the nine months ended September 30, 2014 were comparable to the results for the nine months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the nine months ended September 30, 2014 increased by $191,607 or 25.9% from $740,450 for the nine months ended September 30, 2013 to $932,057 for the nine months ended September 30, 2014.  As a percentage of sales, general and administrative expenses were 14.4% for the nine months ended September 30, 2014 and 11.5% for the nine months ended September 30, 2013.

General and administrative expenses for the three months ended September 30, 2014 were $294,155 which was an increase of $19,388 or 7.1% as compared to $274,767 for the three months ended September 30, 2013.  As a percentage of sales, general and administrative expense was 12.7% for the three months ended September 30, 2014 and 12.5% for the three months ended September 30, 2013.

The increase of $193,607 in general and administrative expenses for the nine months ended September 30, 2014 was principally a result of an increase of $38,527 in stock options expense from grants made in 2014, increases in professional fees and expenses of approximately $68,000 associated with implementing a new shareholder investor relations and communications program, and the addition of an employee  to manage the planned expansion of our Commercial Division within the small and medium sized businesses (SMB) space.

Selling Expenses

For the nine months ended September 30, 2014, we incurred selling expenses of $705,193 compared to $683,534 for the nine months ended September 30, 2013, an increase of $21,659 or 3.2%.   For the three months ended September 30, 2014, we incurred selling expenses of $225,324 as compared to $196,288 for the three months ended September 30, 2013, an increase of $29,036 or 14.8%.

For the nine months ended September 30, 2014, the increase is due to various minor changes in expense items from period to period offset by a decrease in stock options expense of $20,454.  During December 2013 and January 2014, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales. However, we eliminated certain sales positions in the third and fourth quarters of 2013, which offset a substantial portion of the expenses associated with the new personnel.

Operating Income

For the nine months ended September 30, 2014 our operating income was $73,038 compared to operating income of $286,975 for the nine months ended September 30, 2013, a decrease of $213,937.  The decrease is principally attributable to an increase in our general and administrative expenses of $191,607 and our selling expenses of $21,659 during the nine months ended September 30, 2014.

For the three months ended September 30, 2014 our operating income was $182,477 compared to operating income of $91,002 for the three months ended September 30, 2013, an increase of $91,475.  The increase is attributable to an increase in gross profit of $139,899 offset by an increase in our general and administrative expenses of $19,388 and our selling expenses of $29,036 during the three months ended September 30, 2014.

Loss on Equity Investment

During 2013 and 2014, we acquired 280,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for $280,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at September 30, 2014, we own approximately 8.8% of the total outstanding shares of goSudo.  goSudo's web site is http://mysudo.me (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  The investment was written down by $53,000 and $13,500 during the nine months ended September 30, 2014 and 2013, respectively, based on our interest in the net loss of goSudo for the same period.  For the three months ended September 30, 2014 and 2013, the investment was written down by $17,000 and $8,500, respectively.  The investment has a carrying value of $204,000 at September 30, 2014 ($247,000  –  December 31, 2013).

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $218,004 for the nine months ended September 30, 2014, a decrease of $15,609 from interest expense of $233,623 for the nine months ended September 30, 2013.  Interest expense was $59,607 for the three months ended September 30, 2014, a decrease of $19,087 from interest expense of $78,694 for the three months ended September 30, 2013.  The decreases principally result from changes in the terms of our line of credit financing agreement which became effective in April 2014.

Net (Loss) Income

For the nine months ended September 30, 2014, we recorded a net loss of $197,966 or $.01 per share compared to a net income of $39,852 or $.00 per share for the nine months ended September 30, 2013.  For the three months ended September 30, 2014, we recorded net income of $105,870 or $.00 per share compared to net income of $3,808 or $.00 per share for the three months ended September 30, 2013.

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

Liquidity and Capital Resources

At September 30, 2014, we had cash of $15,707 available for our primary liquidity needs for working capital needs and planned capital asset expenditures.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At September 30, 2014, we had approximately $232,000 of availability under this line.

At September 30, 2014, we had a working capital deficit of approximately $1,366,000 and a current ratio of .29.  This increase in the working capital deficit from $936,000 at December 31, 2013 is principally due to the scheduled maturity of a note payable of $265,000 on January 1, 2015 and a balloon payment of $78,000 due to the Pension Benefit Guaranty Corporation ( PBGC) on March 15, 2015.   We plan to renegotiate the terms of the $265,000 note payable or seek funds to repay this note.  We plan to seek funds, including additional loans from related parties, to pay the balloon payment to the PBGC if we do not generate sufficient cash flow from operations.  Our objective is to improve our working capital position through profitable operations.  During 2014, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.

The following table sets forth our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$53,494	$51,690
Net cash used by investing activities	(38,921)	(81,797)
Net cash used by financing activities	(15,813)	(24,708)
Net decrease in cash	$(1,240)	$(54,815)

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, cash provided by operations was $53,494 compared with $51,690 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, our net loss of $197,966, non-cash expenses of $158,634, a decrease in accounts receivable of $62,500 and an increase in current liabilities of $24,135  in aggregate resulted in cash flows from our operating activities.  For the nine months ended September 30, 2013, our net income of $39,852 and non-cash expenses of $104,980 were offset principally by an increase in accounts receivable of $77,384, a decrease in accrued expenses of $76,678 and a reduction in accrued retirement and pension obligation of $23,981 in aggregate resulted in cash flows from our operating activities.

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

Cash Flows from Investing Activities

Cash used by investing activities for the nine months ended September 30, 2014 was $38,921 compared with $81,797 for the nine months ended September 30, 2013.  Cash used in investing activities included capital expenditures for computer hardware and software of $28,921 in 2014 and $20,964 in 2013.  In 2014, we relocated our offices to more efficient space in the same office park and incurred costs of $8,650 for cabling our computer networks and work stations for our newly hired sales personnel.  During 2014 and 2013, we made equity investments in goSudo of $10,000 and $145,000 (of which $84,167 was classified as non-cash and $60,833 as cash transactions), respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014, cash used by financing activities was $15,813 for principal payments on notes payable-banks and other. For the nine months ended September 30, 2013, cash used by financing activities was $24,708, of which $17,708 was for principal payments on notes payable-banks and other and $7,000 on notes payable to related parties.  We anticipate that we will use approximately $91,800 during the next twelve months for amounts due to banks and the PBGC.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain costs and expenses.  At September 30, 2014, we had financing availability, based on eligible accounts receivable, of approximately $232,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

We anticipate financing growth from acquisitions of other businesses and assets, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related or other parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

On October 1, 2014, in connection with his employment with us, we granted a stock option for 500,000 shares of our common stock to Andrew Hoyen, senior vice president - chief administrative officer, at an exercise price of $.04 per share.  The term of the option is five years, subject to earlier termination as provided in the stock option agreement.  Options covering 200,000 of the shares vested immediately upon grant, and the remaining shares vest based on performance criteria set forth in the agreement.  The grant of such stock option to Mr. Hoyen is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 6.  Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 17 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date November 14, 2014	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2014	/s/ James Witzel
James Witzel
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*  Filed as an exhibit hereto.