Form 10-K
period 2014-12-31
INFINITE GROUP INC
filed 2015-03-31
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . . . . . to . . . . . . . . . .

Commission File Number 0-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1490422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Office Park Way Pittsford, NY 14534
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.04 on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $950,000.

As of March 28, 2015, 26,561,883 shares of the registrant's common stock were outstanding.

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

PART I
Item 1.  Business

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises. We provide:

●	Cloud computing;
●	Managed services that include managing leading edge operations and implementing complex programs in advanced server management;
●	Remote desktop and remote server monitoring and remediation;
●	Help desk and call center services;
●	Third party data storage;
●	Cyber security services; and
●	Project management.

We derived approximately 80% of our sales in 2014 and 90% in 2013 from federal, state and local government contracts as either a prime contractor or a subcontractor.

During 2014, we derived approximately 60% of our sales from one client, Hewlett-Packard Company, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments.  We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004.  Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado.  Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements.  We refer to this as our Advanced Server Management (ASM) team.

We provide support to professional service organizations of software companies and commercial entities that need additional skilled resources when implementing solutions.  We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions.  Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications.  During 2014, we provided professional services to these clients from whom we derived approximately 35% of our sales during 2014.   Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients of which approximately 70% are U.S. Government agencies and 30% are commercial entities.  Our experience with cloud and virtualization computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space.  We believe that the cloud and virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects. For example, during 2014, we managed a bar code system implementation project for a manufacturing company that integrated production, inventory control and product delivery.  This required developing a hardware solution, modifying software code to integrate information reporting and to interface delivery with customer systems.   We also act as IT Director overseeing all aspects of IT on a daily basis including new systems development and implementation.

During 2014, we performed system characterizations and internal and external vulnerability network scans using third-party proprietary software known as UberScan.  In February 2015, we purchased all rights to the software from UberScan, LLC and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment services using the UberScan software.  We provide technical and executive summary reports of ongoing risks, identify and prioritize security vulnerabilities and communicate remediation recommendations to end customers.  We plan to increase our CyberSecurity sales using our proprietary UberScan software by selling direct to end customers and through distributors.  We intend to invest in the upgrade of the feature sets in UberScan software to improve its future marketability.

We provide on and off-site client support to best meet our clients' needs.  We have several contract vehicles that enable us to deliver a broad range of our services and solutions as a prime contractor or subcontractor to the U.S., state and local governments and commercial customers.

Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Maryland, North Carolina, Virginia, and Washington, D.C.  We are able to provide onsite service to most locations around the world including military bases.

As of December 31, 2014, we had 83 full-time employees and information technology independent contractors.  Approximately 30% of our employees hold U.S. Government security clearances.

We had sales of approximately $8.6 million in 2014 and approximately $8.7 million in 2013.  We generated an operating loss of approximately $52,000 in 2014 as compared to operating income of approximately $441,000 in 2013.

We maintain an ISO 9001 certification which was renewed in 2014.  ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards.  We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We have experience in U.S. Government agencies, state government, Fortune 500 companies, and SMBs. We believe that the quality and consistency of our services and IT expertise has allowed us to maintain long-term relationships with our major clients.

Information Technology (IT) Solutions and Services - Our Core Strengths

We strategically built our business to deliver IT solutions and services that are intended to address challenges common to many U.S. Government agencies, state and local governments and commercial companies, including SMBs.  Our key focus areas are as follows:

Managed services including:
●Remote desktop and remote server monitoring and remediation;
●Help desk;
●Data storage, back-up, and disaster recovery;
●Asset management; and
●Data center management.
Cloud computing including:
●Cloud hosting services;
●Server consolidation; and
●Desktop and server virtualization.
Mobility.
Unified communications including:
●Messaging; and
●Collaboration.
Cyber security.
Program and project management.
Systems engineering.
Consulting including:
●Business continuity planning; and
●Business process optimization and management.

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

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70).  Our Schedule 70 contract was extended through May 2019.  Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations.  Our Schedule 70 contract encompasses 95 different labor categories.  We have used the Schedule 70 as a basis for pricing our current and proposed work.

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

Hewlett Packard Supplier Based Consolidation Program (SBCP).  We have been accepted into the Hewlett Packard (HP) Supplier Based Consolidation Program (SBCP).  Under SBCP, we are a member of a select group of suppliers that are eligible to be awarded tasks by HP nationwide.  HP has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients.  The program comprises practical tools and services that we hope will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry in order to generate more revenue.  The Master Services Agreement covering the SCBP runs to July 2015.

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

We have entered into subcontracts with systems integrators holding multi-year, multi-million dollar contracts with various agencies of the U.S. Government.  In such cases, our competition is mainly with other IT services companies classified as small business entities by government standards.  For prime contracts with the U.S. Government, we anticipate that our competition will range from small business set aside contractors to full and open competition with large firms such as Northrop Grumman Information Technologies, Science Applications International Corp., Computer Sciences Corp., Unisys, IBM, Booz Allen Hamilton, SRA International, Inc. and Serco Services Inc.  We also have competition from cyber security providers who provide security vulnerability assessments and sell IT security software such as AlienVault, FireEye and Tenable.

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

Employees

At December 31, 2014, we have 83 full-time employees and independent contractors, including 67 in information technology services, two in executive management, three in finance and administration, one in employee recruiting, and ten in marketing and sales.  We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good.  We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months.  However, we expect to add positions in information technology services as we expand our sales.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. Our principal corporate headquarters are located at 80 Office Park Way, Pittsford, NY 14534.  Our business is in the field of IT services.

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

We derived approximately 80% of our sales in 2014 and 90% in 2013 from federal, state and local government contracts as either a prime contractor or a subcontractor.  We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises.  If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

●	changes in U.S. Government programs or requirements;
●
budgetary priorities limiting or delaying U.S. Government spending generally, or by specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential governmental shutdowns;

●	reductions in the U.S. Government's use of technology solutions firms;
●	a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and
●	curtailment of the U.S. Government’s use of IT or related professional services.

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

U.S. Government contracts generally contain provisions, and are subject to laws and regulations, that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:

●	terminate our existing contracts;
●	reduce potential future revenues from our existing contracts;
●	modify some of the terms and conditions in our existing contracts;
●	suspend or permanently prohibit us from doing business with the U.S. Government or with any specific government agency;
●	impose fines and penalties;
●	subject us to criminal prosecution;
●
subject the award of some contracts to protest or challenge by competitors, which may require the contracting U.S. agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

●	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
●	decline to exercise an option to extend an existing multiple year contract; and
●	claim rights in technologies and systems invented, developed or produced by us.

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

The competitive bidding process presents a number of risks, including the following:

●	we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;
●	we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and
●
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

Our gross profit margin is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees.  Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our gross profit margin and earn a sufficient amount to fund our operating expenses.  The rates we charge for our IT Services are affected by a number of factors, including:

●	our clients' perception of our ability to add value through our services;
●	competition;
●	introduction of new services or products by us or our competitors;
●	pricing policies of our competitors; and
●	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

●	seasonal trends, primarily as a result of holidays, vacations, and slowdowns by our clients, which may have a more significant effect in the fourth quarter;
●	our ability to transition employees from completed engagements to new engagements;
●	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and
●	our ability to manage employee turnover.

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

We must observe laws and regulations relating to the formation, administration and performance of U.S. Government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

●	allow our U.S. Government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;
●	require us to disclose and certify cost and pricing data in connection with contract negotiations;
●	require us to prevent unauthorized access to classified information; and
●	require us to comply with laws and regulations intended to promote various social or economic goals.

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

We derived approximately 80% of our sales in 2014 from contracts under which we acted as a subcontractor.  Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required.  We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future.  Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2014, we had current liabilities, including trade payables, of approximately $1.4 million and long-term liabilities of $2.2 million.  We had a working capital deficit of approximately $1.0 million and a current ratio of .28.  If we experience working capital shortages that impair our business operations and growth strategy, our business, operations and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2014 we received approximately $3.4 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors.  We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2014, we have current notes payable of $129,000 to related parties, $30,000 to a third party, and current maturities of long-term obligations of $22,560.  We have convertible notes payable of $473,000 due to related parties and $325,000 due to third parties all of which mature on January 1, 2016.  We have maturities of our long-term notes to third parties of $765,214 in 2017 and $490,000 in 2018.  We cannot provide assurance that we will be able to obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million.  This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2014, we had financing availability, based on eligible accounts receivable, of approximately $140,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.  As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements.  Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control.  In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

If we acquire businesses or business assets and do not successfully integrate the acquisitions, our results of operations could be adversely affected.

We may grow our business by acquiring or investing in companies and businesses and assets that we feel have synergy and will complement our business plan.  As such, we periodically evaluate potential business combinations and investments in other companies and assets.  We may be unable to profitably manage businesses and assets that we may acquire or invest in.  We may fail to integrate these businesses and assets successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

If we fail to pay the balance of the purchase price for our UberScan software when due, our cyber security business would be materially adversely affected.

We paid $80,000 of the purchase price for the UberScan software in the form of a secured promissory note due on April 7, 2015.  As security for our obligations under the note, we granted the seller a lien on the UberScan software.  If we do not pay the note when due (after all applicable grace periods), the seller will have all the remedies of a secured party under the Uniform Commercial Code, including the right to take possession of the UberScan software and to sell it in order to satisfy our obligations under the note.  Additionally, in connection with our purchase of the UberScan software, we granted an affiliate of the seller a perpetual, royalty-free, non-exclusive license to continue to use the UberScan software to service its existing commercial customers in the same manner as it had serviced them prior to the sale.  Our license agreement with that affiliate of the seller provides that in the event of a default under the promissory note (after all applicable grace periods), all restrictions on the license granted to the affiliate will lapse and the affiliate will be entitled to use the UberScan software for any purpose.  If we fail to pay the promissory note when due (after all applicable grace periods) and the seller takes possession of the UberScan software we would lose all rights to it.  If the affiliate of the seller is able to use the UberScan software without restriction, the value to us of the UberScan software would be materially diminished.  In either case, our cyber security business would be materially adversely affected.

Our investments in cyber security and other business initiatives may not be successful.

We are investing in cyber security capabilities to add new products and services to address the needs of our clients. Our investments may not be successful or increase our revenues.  If we are not successful in creating value from our investments by increasing sales, our financial condition and prospects could be harmed.

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

Our future growth depends, in part, on our ability to expand, train and manage our employee base and provide support to an expanded client base.  If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition.  In addition, acquisitions, investments and expansion involve substantial infrastructure costs and working capital.  We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently.  Similarly, we cannot provide assurance that any investments or expansion will enhance our profitability.  This includes our investments in cyber security initiatives.  If we do not achieve sufficient sales growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers. The loss of any of these key employees may materially adversely affect our business.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel.  This includes skills for our new initiatives in cyber security.  Employee turnover is generally high in the IT services industry.  If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and the quality of our client service may suffer.  Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry.  From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

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

As of March 23, 2015, one individual and three related parties or their affiliates owned approximately 8.9%, 3.8%, 2.3%, and 2.3%, respectively, (17.3% in the aggregate) of our outstanding common stock (excluding stock options, warrants and convertible notes).

Two related parties that hold convertible notes payable have the right to convert notes payable and accrued interest into shares of common stock at $.05 per share.  Another related party has the right to convert a note payable at $.16 per share.  If these parties converted all of the principal and accrued interest into common stock, these three individuals would own approximately 26.0%, 12.1% and 2.4%, respectively, (40.6% in the aggregate of our then outstanding common stock, excluding stock options and warrants).   However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards.  We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.

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

We have various convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share.  If all of these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 15.0% of our then outstanding common stock.

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

During 2014, the market price for our common stock varied between a low of $.03 in August 2014 and a high of $.12 in January 2014.  This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

Our common stock may be considered a “penny stock” and may be difficult to buy or sell.

The Securities and Exchange Commission (SEC) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is currently below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The table below lists our facility location and square feet owned or leased.  The lease for our Pittsford, New York headquarters includes an escalation provision for property taxes and two three-year renewal options with annual rent escalating at 3.5% at each lease renewal.

At December 31, 2014	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$64,668	May 31, 2017

We sublease 2,500 square feet to a related party with annual rent of $18,097.

We believe our facility is in good operating condition.  We do not own or intend to invest in any real property and currently have no policy with respect to investments or interests in real estate, real estate mortgage loans or securities or interests in persons primarily engaged in real estate activities.

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

	Bid Prices
Year Ended December 31, 2014	High	Low

First Quarter	$.12	$.08
Second Quarter	$.09	$.04
Third Quarter	$.07	$.03
Fourth Quarter	$.06	$.03

Year Ended December 31, 2013	High	Low

First Quarter	$.30	$.11
Second Quarter	$.20	$.11
Third Quarter	$.17	$.08
Fourth Quarter	$.17	$.05

At March 23, 2015 we had 216 record stockholders and approximately 1,500 beneficial stockholders.

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements.  These risks and uncertainties include the factors discussed under the heading “Risk Factors” of this report.

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

Business Overview

We provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises.  We provide:

●	Cloud computing;
●	Managed services that include managing leading edge operations and implementing complex programs in advanced server management and providing 24/7 security software solutions to commercial customers;
●	Remote desktop and remote server monitoring and remediation;
●	Help desk and call center services;
●	Third party data storage;
●	Cyber security services; and
●	Project management.

We derived approximately 80% of our sales in 2014 and 90% in 2013 from federal, state and local government contracts as either a prime contractor or a subcontractor.

During 2014, we derived approximately 60% of our sales from one client, Hewlett-Packard Company, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments.  We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004.  Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado.  Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements.  We refer to this as our Advanced Server Management (ASM) team.

We provide support to professional service organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications. During 2014, we provided professional services to clients from whom we derived approximately 35% of our sales during 2014.   Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients of which approximately 70% are U.S. Government agencies and 30% are commercial entities.  Our experience with cloud and virtualization computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space.  We believe that the cloud and virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects. For example, during 2014, we managed a bar code system implementation project for a manufacturing company that integrated production, inventory control and product delivery.  This required developing a hardware solution, modifying software code to integrate information reporting and to interface delivery with customer systems.   We also act as IT Director overseeing all aspects of IT on a daily basis including new systems development and implementation.

During 2014, under a subcontract agreement with UberScan, LLC, we performed system characterizations and internal and external vulnerability network scans using third-party proprietary software known as UberScan.  In February 2015, we purchased all rights to the software from UberScan, LLC and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment services using the UberScan software.  We provide technical and executive summary reports of ongoing risks, identify and prioritize security vulnerabilities and communicate remediation recommendations to end customers.  We plan to increase our CyberSecurity sales using our proprietary UberScan software by selling direct to end customers and through distributors.  We intend to invest in the upgrade of the feature sets in UberScan software to improve its future marketability.

We provide on and off-site client support to best meet our clients' needs.  We have several contract vehicles that enable us to deliver a broad range of our services and solutions as a prime contractor or subcontractor to the U.S., state and local governments and commercial customers.

Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Maryland, North Carolina, Virginia, and Washington, D.C.  We are able to provide onsite service to most locations around the world including military bases.

As of December 31, 2014, we had 83 full-time employees and information technology independent contractors.  Approximately 30% of our employees hold U.S. Government security clearances.

We had sales of approximately $8.6 million in 2014 and approximately $8.7 million in 2013.  We generated an operating loss of approximately $52,000 in 2014 as compared to operating income of approximately $441,000 in 2013.

We maintain an ISO 9001 certification which was renewed in 2014.  ISO, or the International Organization for Standardization, is an international-standard-setting body composed of representatives from various national standards organizations which promulgates worldwide proprietary industrial and commercial standards.  We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We have experience in U.S. Government agencies, state government, Fortune 500 companies, and SMBs. The quality and consistency of our services and IT expertise allow us to maintain long-term relationships with our major clients.

One of our strategies has been to bid for contract vehicles that facilitate Federal and state governments’ procurement requirements. There is uncertainty in the process that leads to an award which includes the possibility that no award is ever made.  A win on one of these procurements will allow us to compete further on task orders issued under the contract vehicle. In the past we have been awarded or we have become a subcontractor on certain contract vehicles which permit us to bid on new projects (task orders) and/or be included within bids of prime contractors.  We continue to pursue the capture of business by remaining active in the bidding process.

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

Results of Operations - Comparison of the years ended December 31, 2014 and 2013

The following table compares our statements of operations data for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
						2014 vs. 2013
		As a % of			As a % of	Amount of	% Increase
	2014	Sales		2013	Sales	Change	(Decrease)

Sales	$8,567,736	100.0%		$8,712,617	100.0%	$(144,881)	(1.7	) %
Cost of sales	6,386,182	74.5		6,383,978	73.3	2,204	0.0
Gross profit	2,181,554	25.5		2,328,639	26.7	(147,085)	(6.3)
General and administrative	1,302,329	15.2		1,022,356	11.7	279,973	27.4
Selling	930,897	10.9		865,656	9.9	65,241	7.5
Total costs and expenses	2,233,226	26.1		1,888,012	21.7	345,214	18.3
Operating (loss) income	(51,672)	(0.6)		440,627	5.1	(492,299)	(111.7)
Loss on investment	(168,000)	(2.0)		(23,000)	(0.3)	(145,000)	630.4
Interest expense	(278,328)	(3.2)		(309,127)	(3.5)	30,799	(10.0)
Net (loss) income	$(498,000)	(5.8	) %	$108,500	1.2%	$(606,500)	(559.0	) %

Net (loss) income per share - basic and diluted	$(.02)			$.00		$(.02)

Sales

Sales for 2014 were $8,567,736 a decrease of $144,881 or 1.7% as compared to sales for 2013 of $8,712,617. Sales of virtualization projects improved starting in the second quarter of 2013 but slowed in the first quarter of 2014 in comparison to the virtualization project sales for each calendar quarter during the nine months ended December 31, 2013.  We believe that the decrease during the first quarter of 2014 was mainly attributable to a temporary reduction in the demand for virtualization projects.  Sales also declined in the first quarter of 2014 as a long-term commercial project neared completion.  Beginning in March 2014 and extending through December 31, 2014, we began to service new virtualization contract customers during the three and nine months ended December 31, 2014.  We also expect future sales from security assessments and related projects, which originated from sales programs that we established in the fourth quarter of 2013.

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

Sales improved from $2,014,417 for the three months ended March 31, 2014 to $ 2,127,571 for the three months ended June 30, 2014 to $2,313,235 for the three months ended September 30, 2014.   Sales for the three months ended December 31, 2014 were $2,112,514 a decrease of $155,525 from $2,268,039 for the three months ended December 31, 2013. We realized sales decreases of approximately $75,000 during the three months ended December 31, 2014 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  We expect this rate reduction to continue through at least the next contract renewal date.  We continue to pursue opportunities to develop additional sales from new and existing target markets by investing additional marketing resources in the commercial/non-government segment of our business.

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

Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services and expenses related to our sales.   Cost of sales for the year ended December 31, 2014 was $6,386,182 or 74.5% of sales, an increase of $2,204 as compared to $6,383,978 or 73.3% of sales for 2013.  Gross profit was $2,181,554 for 2014, a decrease of $147,085 or 6.3% as compared to $2,328,639 for 2013.  Gross profit was affected by sales decreases of approximately $75,000 during the three months ended December 31, 2014 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  On an annual basis, this reduces our gross profit margin by approximately 3.5%.  We also experienced a decrease in utilization of our IT engineers principally during the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for 2014 were $1,302,329, an increase of $279,973 or 27.4% as compared to $1,022,356 for 2013.   As a percentage of sales, general and administrative expense was 15.2% for 2014 and 11.7% for 2013.

The increase of $279,973 in general and administrative expenses for 2014 was principally a result of an increase of $44,259 in stock options expense from grants made in 2014, increases in professional fees and expenses of approximately $68,000 associated with implementing a new shareholder investor relations and communications program, the addition of an employee in May 2013 to manage the expansion of our Commercial Division within the small and medium sized businesses (SMB) space and the addition of an executive officer in October 2014 responsible for working with other key executives to develop and implement our strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.

        Selling Expenses

In 2014, we incurred selling expenses of $930,987 as compared to $865,656 in 2013, an increase of $65,241 or 7.5%.  Beginning in December 2013, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  However, we eliminated certain sales positions in the third and fourth quarters of 2013, which offset a substantial portion of the expenses associated with the new personnel.  The increases were offset by a decrease in stock options expense of $21,541.

      Operating (Loss) Income

In 2014, we had an operating loss of $51,672 as compared to operating income of $440,627 for 2013, a decrease of $492,299.  The decrease is principally attributable to an increase in our general and administrative expenses of $279,973 and our selling expenses of $65,241 during 2014.

Loss on Investment

During 2014 and 2013, we acquired 300,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at December 31, 2014, we own approximately 9.4% of the total outstanding shares of goSudo.  goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  During 2014, the investment was written down by $168,000 consisting of $68,000 equity interest in the loss of goSudo and an impairment loss of $100,000 ($23,000 equity interest in the loss of goSudo - 2013).  The investment has a carrying value of $109,000 at December 31, 2014 ($247,000 - 2013).

       Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $278,328 for 2014 compared to $309,127 for 2013, a decrease of $30,799 or 10.0%.  The decreases principally result from changes in the terms of our line of credit financing agreement which became effective in April 2014.  We also paid principal of $62,510 on loans during 2014 which reduced our interest expense.

Net (Loss) Income

In 2014, we had a net loss of $498,000 or $(.02) per share compared to net income of $108,500 or $.00 per share for 2013, a decrease of $606,500.

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

Liquidity and Capital Resources

At December 31, 2014, we had cash of $7,768 available for our primary liquidity needs for working capital needs and planned capital asset expenditures.  During 2014, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At December 31, 2014, we had financing availability, based on eligible accounts receivable, of approximately $140,000 under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  We borrowed $200,000 during 2014 for working capital.

At December 31, 2014, we had a working capital deficit of approximately $1,032,000 and a current ratio of .28.  Our objective is to improve our working capital position through profitable operations.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years ended December 31,
	2014	2013
Net cash (used) provided by operating activities	$(77,703)	$175,622
Net cash used by investing activities	(68,966)	(184,965)
Net cash provided (used) by financing activities	137,490	(29,868)
Net decrease in cash	$(9,179)	$(39,211)

Cash Flows (Used) Provided by Operating Activities

Cash used by operations of $77,703 in 2014 was primarily due to net loss of $498,000 and a decrease in accrued expenses payable of $146,393.  This was offset principally by non-cash expenses for depreciation, stock based compensation and loss on equity investment totaling $304,830 and a decrease in accounts receivable of $232,446.

Cash provided by operations of $175,622 in 2013 was primarily due to net income of $108,500, an increase of accounts payable and accrued expenses of $68,091 and non-cash expenses for depreciation, stock based compensation and loss on equity investment totaling $138,733.  These were offset by an increase in accounts receivable of $120,890.

Beginning in December 2013, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for several quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.

Cash Flows Used by Investing Activities

Cash used by investing activities for 2014 was $68,966 compared with $184,965 for 2013.  Cash used by investing activities included capital expenditures for computer hardware and software of $30,316 in 2014 and $29,132 in 2013.  We also acquired a new telephone system in 2013.  In 2014, we relocated our offices to more efficient space in the same office park and incurred costs of $8,650 for cabling our computer networks and work stations for our newly hired sales personnel.  We expect to continue to invest in computer hardware and software to update our technology to support our business.

During 2014 and 2013, we purchased authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (“goSudo”) for an aggregate purchase price of $30,000 and $270,000 (of which $114,167 was settlement of accounts receivable classified as non-cash and $155,833 as cash transactions), respectively.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $137,490 for 2014 compared with cash used by financing activities of $29,868 for 2013.  In 2014, we borrowed $200,000 for working capital under our LOC agreement.  In 2014 and 2013, we repaid related party notes of $41,324 and $7,000, respectively, and reduced other notes payable by $21,186 and $22,868, respectively.

We anticipate that we will use approximately $22,560 through the next twelve months for funding contractual requirements of current maturities of long-term debt obligations.  We continue to evaluate repayment of other notes payable based on our cash flow.  A note payable of $265,000 that was scheduled to mature on January 1, 2015 was extended to January 1, 2018.  On March 13, 2014, the PBGC modified our note payable by deferring a principal payment of $75,000 that was due on March 15, 2015 to September 15, 2018.  We have convertible notes payable of $473,000 due to related parties and $325,000 due to third parties all of which mature on January 1, 2016.  During 2015, we plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes.

Our goal is to increase sales and generate cash flow from operations.  We continue to use ISO 9001-2008 processes to manage certain key metrics.  These improvements have aided us in the management of our overall performance including the expense reductions and other key internal performance metrics.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain of our on-going costs and expenses.  At December 31, 2014, we had financing availability, based on eligible accounts receivable, of approximately $140,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

Client deposits received in advance are recorded as liabilities until associated services are completed.  During 2014, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.2% of total sales (68.9% - 2013) and 27.8% of accounts receivable (56.4% - 2013) at December 31, 2014.  Sales to another client, which consisted of sales under subcontracts, accounted for 30.7% of sales in 2014 (25.0% - 2013) and 49.6% of accounts receivable at December 31, 2014 (37.0% - 2013).

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

At December 31, 2014, we had federal net operating loss carryforwards of approximately $6,800,000 and various state net operating loss carryforwards of approximately $2,200,000 which expire from 2018 through 2034.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions.  We do not have any material unrecognized tax benefit at December 31, 2014.  We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2014 and 2013, we recognized no interest and penalties.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Share-Based Payment,” and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards.  We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $110,340 and $94,699 for the years ended December 31, 2014 and 2013, respectively.

For stock options issued as non-ISO, a tax deduction is not allowed for income tax purposes until the options are exercised.  The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise.  Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded.  The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital.  Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero.  As a result, for 2014 and 2013, there is no income tax expense impact from recording the fair value of options granted.  No tax deduction is allowed for stock options issued as ISO’s.

During 2014, we used volatility of 100% when computing the value of stock options and warrants.  This is based on our historic volatility.  The expected life of the options is assumed to be 3.25 to 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available.  The expected dividend yield is zero percent.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from .77% to 1.98% for 2014.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses are reasonable approximate fair value because of the immediate short-term maturity of these financial instruments.  The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

       (b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.  During 2015, management plans to implement the criteria set forth in the most recent revisions of COSO dated May 2013.

       (c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On December 31, 2014, we entered into an amendment to our note payable of $265,000 with Carle C. Conway that was scheduled to mature on January 1, 2015 to extend the maturity date to January 1, 2018.

On March 13, 2015, we agreed upon an amendment to our note payable with the PBGC that defers a principal payment of $75,000 that was due on March 15, 2015 to September 15, 2018.

On February 12, 2015, we received a loan of $25,000 from our senior vice-president, chief administrative officer, Andrew Hoyen.  The loan pays interest at 7% per annum. The note is unsecured and matures on March 31, 2018. The principal is convertible at the option of the holder into shares of common stock at $.10 per share.  The sale of the convertible note to Mr. Hoyen is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	57	Chairman of the Board, Chief Executive Officer and President	2003
Donald W. Reeve	68	Director	2013
Allan M. Robbins (1)	65	Director	2003
William S. Hogan	54	Chief Operations Officer	2004
Andrew Hoyen	44	Chief Administrative Officer and Senior Vice President of Business Development	2014
James Witzel	61	Chief Financial Officer	2004
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

Donald W. Reeve became a director on December 31, 2013.  He has been the principal partner at ReTech Services, LLC, a management consulting practice since January 2013.  Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation.  Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012.  In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology.  Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans.  He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army.  Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment.  Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets.  He provided us with a $400,000 line of credit in December 2014.

Dr. Allan M. Robbins became a director in April 2003 and is a member of the audit and compensation committees.  Dr. Robbins is the Medical Director and Chief Surgeon at Robbins Eye Associates and Robbins Laser Site in Rochester, New York where he has served since 1998.  He has also served as the CEO of the Genesee Valley Eye Institute from 1995 to 1997. Dr. Robbins is a board-certified ophthalmologist and completed his fellowship training at the University of Rochester. Dr. Robbins has been recognized and received the AMA Commendation for Continuing Medical Education as well as the Americas Top Ophthalmologists 2002-2003 Award from the Consumers Research Council of America.  Dr. Robbins is a member of the New York State Medical Society, New York State Ophthalmologist Society, American Academy of Ophthalmology, American College of Surgeons, International Society of Refractive Surgery (ISRS), and the American Society of Cataract and Refractive Surgery (ASCRS). Dr. Robbins was on the Scientific Advisory Council for Phoenix Laser and a principal clinical investigator for the VISX laser during the FDA clinical trials.  Dr. Robbins brings to the Board the experience of operating a technology based company in a competitive environment including dealing with issues that a growing company must address.

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

Andrew Hoyen was appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014.  Mr. Hoyen is responsible for working with other key executives to develop and implement the Company’s strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.  Previously, since 2011, he was Vice President of National Accounts at Toyota Material Handling North America.  Prior to that, from 2002 to 2011, he served in a number of executive roles in operations, service and sales at Eastman Kodak Company and their spin-off, Carestream Health.  His last position at Carestream Health was Vice President of Sales and Service for the Northeast Region.  He holds a Bachelor of Science degree in biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2014.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11.  Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2014 and 2013, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2014 (together, the “Named Executives”).

Name and Principal Position	Year	Salary		Option Awards (1)		All Other Compensation (2)		Total
James Villa Chairman, President and Chief Executive Officer	2014 2013	$ $	202,687 184,716	$ $	50,850 -	$ $	990 1,043	$ $	252,527 185,759
William S. Hogan Chief Operations Officer	2014 2013	$ $	214,687 200,716	$ $	- -	$ $	375 2,915	$ $	215,062 203,630
James Witzel Chief Financial Officer	2014 2013	$ $	150,597 130,581	$ $	25,267 -	$ $	375 1,740	$ $	176,239 132,321
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

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date

James Villa	166,667	333,333	$.115	1/20/2024

William S. Hogan	15,000	-	$.20	6/16/2015
	2,000	-	$.33	11/13/2015
	65,000	-	$.25	12/31/2015
	25,000	-	$.50	3/8/2017
	173,000	-	$.51	8/23/2017
	50,000	-	$.67	7/27/2018
	75,000	-	$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	275,000	-	$.093	8/11/2021

Andrew Hoyen	300,000	200,000	$.04	11/30/2019

James Witzel	2,000	-	$.33	11/13/2015
	50,000	-	$.37	4/10/2016
	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	70,000	140,000	$.115	1/20/2024
	100,000	-	$.05	12/30/2024

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees.  Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2014, Donald W. Reeve held options (i) immediately exercisable for 600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024 and (ii) 500,000 shares of our common stock at an exercise price of $.15 per share which expires on September 4, 2023.  Options for 100,000 shares vested immediately on the September 4, 2013 grant date with the balance vesting in equal annual installments of 100,000 through September 4, 2017. On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with Mr. Reeve.  The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested.

At December 31, 2014, Dr. Allan Robbins held options immediately exercisable for an aggregate of 80,000 shares of our common stock of which: (i) options for 50,000 shares were granted on March 9, 2005 at an exercise price of  $0.10 per share and expired on March 9, 2015; (ii) options for 5,000 shares were granted on February 28, 2006 at an exercise price of  $0.33 per share and expire on January 31, 2016; and (iii) options for 25,000 shares were granted on August 24, 2007 at an exercise price of  $0.51 per share and expire on August 23, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 24, 2014 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
●	each of our directors;
●	each Named Executive named in the Summary Compensation Table above; and
●	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them.  All information with respect to beneficial ownership has been furnished to us by the respective stockholder.  The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 80 Office Park Way, Pittsford, New York 14534.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Donald W. Reeve	1,400,000	(3)	5.1%
Allan M. Robbins	10,949,750	(4)	30.0%
James Villa	5,429,831	(5)	17.0%
William S. Hogan	1,023,750	(6)	3.7%
Andrew Hoyen	450,000	(7)	1.7%
James Witzel	1,477,192	(8)	5.3%
All Directors and Officers (6 persons) as a group	20,730,523	(2)	45.5%

5% Stockholders:
Paul J. Delmore One America Place 600 West Broadway, 28th Floor San Diego, CA 92101	2,367,000	(9)	8.9%

David N. Slavny	2,523,201	(10)	8.9%
c/o Infinite Group, Inc.
80 Office Park Way
Pittsford, New York 14534

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 23, 2015 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 23, 2015, we had 26,561,883 shares of common stock outstanding.
(2)	Assumes that all currently exercisable options and convertible securities owned by members of the group have been exercised.

(3)	Includes 800,000 shares subject to currently exercisable options.
(4)
Includes 9,919,750 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $213,806 through March 23, 2015; and 30,000 shares subject to currently exercisable options.

(5)	Includes 5,096,498 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $200,000 and accrued interest in the amount of $54,825 through March 23, 2015; and 166,667 shares subject to currently exercisable options.
(6)	Includes 980,000 shares subject to currently exercisable options.
(7)	Includes 250,000 shares, which are issuable upon the conversion of a note principal in the amount of $25,000 through March 23, 2015; and 200,000 shares subject to currently exercisable options.
(8)	Includes 262,192 shares, which are issuable upon the conversion of notes including principal in the amount of $9,000 and accrued interest in the amount of $4,110 through March 23, 2015; and 1,140,000 shares subject to currently exercisable options
(9)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(10)	Includes 615,000 common shares held by David N. Slavny, our director of business development, 1,500,000 shares subject to currently exercisable options granted to Mr. Slavny, and 408,201 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $59,000 and accrued interest in the amount of $6,313 through March 23, 2015. Excludes 939,500 shares held by the David N. Slavny Family Trust for which David N. Slavny disclaims beneficial interest.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, an aggregate of 2,043,333 shares were available under our existing plans for option grants including: (i) 142,833 shares under our 2005 stock option plan (the “2005 Plan”) and (ii) 470,500 shares under our 2009 stock option plan (the “2009 Plan”).  The 2005 Plan expired on March 4, 2015.

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

The following table summarizes as of December 31, 2014 the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside our plans.  The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	3,795,000	$.24	142,833
Equity compensation plans not previously approved by security holders (2)	3,529,500	$.11	470,500
Individual option grants that have not been approved by security holders (3)	3,575,000	$.13	-
Total	10,899,500	$.16	613,333
___________________________
(1)	Consists of grants under our 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 3,046,667 are exercisable at December 31, 2014.
(2)	Consists of grants under our 2009 Plan of which 3,037,833 are exercisable at December 31, 2014.
(3)	Consists of individual option grants approved by the Board for an aggregate of 3,575,000 common shares of which 1,225,000 are exercisable at December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors and Equity Investment

We are obligated under a convertible note payable to Northwest Hampton Holdings, LLC (“Northwest”).  James Villa, our CEO and President, is the sole member of Northwest.  At March 23, 2015, Northwest is the holder of a convertible note bearing interest at 6% with principal of $200,000 and convertible accrued interest of $54,825 which matures on January 1, 2016 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 5,096,498 shares.  During 2014, interest of $21,874 was paid and principal of $203,324 was reduced by payments of $3,324 on this note.  During 2014, we paid off a note payable of $25,000 and paid related accrued interest of $3,749 to Northwest.

At March 23, 2015, Dr. Allan M. Robbins, a member of our Board, is the holder of a convertible note bearing interest at 6% with principal of $264,000 and convertible accrued interest of $213,806 which matures on January 1, 2016 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 9,556,114 shares.

At March 23, 2015, Mr. James Witzel, our Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $4,110 which matures on January 1, 2016 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 262,192 shares.

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

Generally, upon notice, prior to the maturity date, note holders can convert all or a portion of the outstanding principal on the Notes.  However, the Notes are not convertible into shares of our common stock to the extent conversion would result in a change of control which would limit the use of our net operating loss carryforwards; provided, however, this limitation will not apply if we close a transaction with another third party or parties that results in a change of control which will limit the use of our net operating loss carryforwards.

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

In 2010, 2009 and 2006, we issued three demand notes to Dr. Robbins, in the principal amount of $40,000 with interest at 12% per annum (the “2010 Note”), $50,000 with interest at 10% per annum (the “2009 Note”) and $105,000 with interest at 18% per annum (the “2006 Note”).  At the election of the holder, the principal of the 2010 Note may be converted into 363,636 shares of our common stock at $.11 per share.  At March 23, 2015, the outstanding principal balance on the 2010 Note remained unchanged at $40,000, the outstanding principal balance on the 2009 Note remained unchanged since December 31, 2013 at $30,000 and the 2006 Note with a balance of $13,000 at December 31, 2013 was paid off during 2014.  At March 23, 2015, the aggregate accrued interest on these three notes was $107,428.

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000 through December 31, 2017.  We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested.  The note balance was $200,000 at December 31, 2014 and $318,676 at March 23, 2015 with interest at 6.1% payable monthly in arrears.

On February 12, 2015, we issued a note payable to Mr. Andrew Hoyen, our Chief Administrative Officer and Senior Vice President of Business Development, in the principal amount of $25,000 with interest at 7% per annum which matures on March 31, 2018.  At the election of the holder, the principal of the note is convertible into shares of our common stock at a conversion price of $.10 per share for a total of 250,000 shares.

Between June 1, 2012 and December 31, 2014, we provided software development and management services to goSudo.  These services were provided on a “cost-plus” basis, but were provided on more favorable terms than our usual and customary rates charged to our customers.  Since December 31, 2014, we have continued to provide services to goSudo on similar terms.  We sublease 2,500 of our leased office space to goSudo at the same terms as our lease at annual rent of $18,097.  At December 31, 2014, $66,674 was due and payable to us.

During 2014 and 2013, we purchased 300,000 shares of the authorized but unissued shares of Series A stock of goSudo for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at December 31, 2014, we own approximately 9.4% of the total outstanding shares of goSudo.  goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report).  Our source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $185,833.

Mr. Villa, during 2014, 2013 and 2012 and Dr. Robbins, during 2013 and 2012, made loans to goSudo and during 2013 converted loans into goSudo Series A stock.  In addition, Mr. Villa is one of four members of the board of directors of goSudo, holds the position of President of goSudo and is active in managing goSudo's business.  As a result of the foregoing, we are deemed to have significant influence upon goSudo's policy and operating decisions.

David N. Slavny

At March 23, 2015, David N. Slavny, our Director of Business Development and a beneficial owner of approximately 8.9% of our outstanding common stock, held a convertible demand note in the principal amount of $59,000, accruing interest at 11% per annum of which $1,636 was paid during 2014.  At March 23, 2015, the outstanding principal of $59,000 and accrued interest of $6,312 is convertible into shares of our common stock at a conversion price of $.16 per share for a total of 408,201 shares.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Audit fees	$80,000	$85,000
Audit related fees	-	-
Total audit and audit related fees	$80,000	$85,000

Audit fees for 2014 and 2013 were for professional services rendered for the audits of our annual consolidated financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q.  There were no tax or other non-audit related services provided by the independent accountants for 2014 and 2013.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)
10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.1	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Promissory Note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny.(6)
10.12	Collateral Security Agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)
10.13	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.14	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.15	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.16	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.17	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.18	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (9)
10.19	Modification Agreement to Promissory Notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (9)
10.20	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.21	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.22	Modification Agreement No. 1 to Promissory Note between the Company and Dan Cappa dated December 31, 2009. (10)
10.23	Demand Note between Northwest Hampton Holdings, LLC and the Company dated May 27, 2010. (11)
10.24	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.25	Modification Agreement No. 2 to Promissory Note between the Company and Dan Cappa dated December 31, 2010. (13)
10.26	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2010. (13)

10.27	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.28	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (15)
10.29	Promissory Note in favor of the PBGC dated October 17, 2011. (15)
10.3	Modification Agreement to Promissory Note between the Company and Dan Cappa dated December 14, 2012. (16)
10.31	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2012. (16)
10.32	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.33	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013.*
10.34	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.35	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Peifer.* #
10.36	Promissory Note and Security Agreement between the Company and UberScan, LLC.*
10.37	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. *
10.38	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. *
23.1	Consent of Freed Maxick CPAs, P.C., independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

_______________________
*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the SEC.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-61856) and incorporated herein by reference.
(2)	Incorporated by reference to Appendix II of the Company's DEF14A filed on February 1, 2006.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2010.
(12)	Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2011.
(15)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2011.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 4, 2014.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015	Infinite Group, Inc.

	By:	/s/ James Villa
James Villa, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2015

/s/ James Witzel
James Witzel	Chief Financial Officer	March 31, 2015
(Principal Financial and Accounting Officer)
/s/ Donald W. Reeve
Donald W. Reeve	Director	March 31, 2015

/s/ Allan M. Robbins
Allan M. Robbins	Director	March 31, 2015

INFINITE GROUP, INC.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders' Deficiency	4

Statements of Cash Flows	5

Notes to Financial Statements	6-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Infinite Group, Inc.

We have audited the accompanying balance sheets of Infinite Group, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
March 31, 2015

INFINITE GROUP, INC.

BALANCE SHEETS

	December 31,
ASSETS	2014	2013

Current assets:
Cash	$7,768	$16,947
Accounts receivable, net of allowances of $70,000	359,599	592,045
Prepaid expenses and deferred charges, net	43,654	22,512
Total current assets	411,021	631,504
Property and equipment, net	60,039	46,120

Investment	109,000	247,000

Deposits and deferred charges, net	36,956	2,318
	$617,016	$926,942
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$341,977	$316,873
Accrued payroll	148,918	364,120
Accrued interest payable	503,014	451,160
Accrued retirement	208,449	200,316
Accrued expenses - other	58,888	41,933
Current maturities of long-term obligations	14,388	21,186
Current maturities of long-term obligations - related party	8,172	0
Note payable	30,000	30,000
Notes payable - related parties	129,000	142,000
Total current liabilities	1,442,806	1,567,588
Long-term obligations:
Notes payable:
Banks and other	1,509,018	1,523,406
Related parties	664,828	501,324

Total liabilities	3,616,652	3,592,318

Commitments (Note 13)
Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
authorized; 26,561,883 (25,961,883 - 2013) shares
issued and outstanding	26,561	25,961
Additional paid-in capital	30,422,242	30,259,102
Accumulated deficit	(33,448,439)	(32,950,439)
Total stockholders’ deficiency	(2,999,636)	(2,665,376)
	$617,016	$926,942

See notes to financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Sales	$8,567,736	$8,712,617
Cost of sales	6,386,182	6,383,978
Gross profit	2,181,554	2,328,639

Costs and expenses:
General and administrative	1,302,329	1,022,356
Selling	930,897	865,656
Total costs and expenses	2,233,226	1,888,012
Operating (loss) income	(51,672)	440,627
Loss on investment	(168,000)	(23,000)
Interest expense:
Related parties	(48,735)	(46,816)
Other	(229,593)	(262,311)
Total interest expense	(278,328)	(309,127)

Net (loss) income	$(498,000)	$108,500
Net (loss) income per share – basic and diluted	$(.02)	$.00

Weighted average shares outstanding – basic	26,012,842	25,961,883
Weighted average shares outstanding – diluted	26,012,842	46,360,387

See notes to financial statements.

INFINITE GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	25,961,883	$25,961	$30,164,403	$(33,058,939)	$(2,868,575)

Stock based compensation	0	0	94,699	0	94,699
Net income	0	0	0	108,500	108,500

Balance - December 31, 2013	25,961,883	$25,961	30,259,102	(32,950,439)	$(2,665,376)

Stock based compensation	0	0	110,340	0	110,340
Shares issued as origination fee	600,000	600	29,400	0	30,000
Stock options issued as
origination fee	0	0	23,400	0	23,400
Net loss	0	0	0	(498,000)	(498,000)

Balance - December 31, 2014	26,561,883	$26,561	$30,422,242	$(33,448,439)	$(2,999,636)

See notes to financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(498,000)	$108,500
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Stock based compensation	110,340	94,699
Depreciation and amortization	26,490	21,074
Loss on investment	168,000	23,000
(Increase) decrease in assets:
Accounts receivable	232,446	(120,890)
Prepaid expenses and other assets	(3,823)	1,615
Increase (decrease) in liabilities:
Accounts payable	25,104	35,856
Accrued expenses	(146,393)	32,235
Accrued retirement obligations	8,133	(20,467)
Net cash (used) provided by operating activities	(77,703)	175,622

Cash flows from investing activities:
Purchases of property and equipment	(38,966)	(29,132)
Investment in equity securities	(30,000)	(155,833)
Net cash used by investing activities	(68,966)	(184,965)

Cash flows from financing activities:
Repayments of notes payable	(21,186)	(22,868)
Proceeds from note payable - related party	200,000	0
Repayments of notes payable - related parties	(41,324)	(7,000)
Net cash provided (used) by financing activities	137,490	(29,868)

Net decrease in cash	(9,179)	(39,211)
Cash - beginning of year	16,947	56,158
Cash - end of year	$7,768	$16,947

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$234,266	$264,417

Income taxes	$0	$0

See notes to financial statements.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. – BASIS OF PRESENTATION

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States.  There were no sales from customers in foreign countries during 2014 and 2013 and all assets are located in the United States.  Certain projects required employees to travel to foreign countries during 2014 and 2013.

NOTE 2. - MANAGEMENT PLANS

The Company reported net (loss) income of $(498,000) in 2014 and $108,500 in 2013 and stockholders’ deficiencies at December 31, 2014 and 2013.  The Company’s business strategy is summarized as follows.

On October 1, 2014, the Company hired an executive officer, Chief Administrative Officer and Senior Vice President of Business Development, who is responsible for working with other key executives to develop and implement the Company’s strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.

During 2014, the Company performed vulnerability and security configurations scans against internal and external networks using proprietary software.  In February 2015, the Company purchased this software known as UberScan and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment software and project assessments using UberScan (see Note 16). The Company provides technical and executive summary reports of ongoing risks, identifies and prioritizes security vulnerabilities and communicates remediation recommendations.

The Company plans include continuing to provide cloud related IT managed services and solutions and continuing to expand into the commercial sector including the small and medium sized businesses (SMB) space.  The Company also reviews potential acquisitions of IT assets and businesses. The Company is committed to remaining on the leading edge of technologies and trends in the IT service sector. The Company’s ability to succeed may depend on how successful it is in differentiating itself from competition at a time when competition in these markets is on the rise.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2. - MANAGEMENT PLANS – CONTINUED

The Company has established several areas of specific focus with the objective of increasing its sales, which include the following:

●	Cloud computing;
●	Managed services that include managing leading edge operations and implementing complex programs in advanced server management;
●	Remote desktop and remote server monitoring and remediation;
●	Help desk and call center services;
●	Third party data storage;
●	Cyber security services; and
●	Project management.

Continue to Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis.  The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance.  Since 2013, the Company realized expense reductions associated with less travel and other selling expenses due to maintaining fewer business development positions and utilizing more virtual meetings, webinars and conference calls. Beginning in late 2013, the company hired new sales employees with the objective of increasing sales.

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

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States.  The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  The Company’s policy is to not accrue interest on past due receivables.   Management determined that an allowance of $70,000 for doubtful accounts was reasonably stated at December 31, 2014 and 2013.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Loan Origination Fees – The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.  In April 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  Previously the retained amount was 20%.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at December 31, 2014) against the average daily outstanding balance of funds advanced.  Previously, the fee for the first 30 days was 1% and additional fees were charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of December 31, 2014.  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2014, the Company sold approximately $8,299,000 ($8,132,000 - 2013) of its accounts receivable to the Purchaser.  As of December 31, 2014, $874,458 ($799,381 - 2013) of these receivables remained outstanding.  Additionally, as of December 31, 2014, the Company had approximately $140,000 available under the financing line with the financial institution ($220,000 – 2013).  After deducting estimated fees and advances from the Purchaser, the

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

net receivable from the Purchaser amounted to $149,573 at December 31, 2014 ($187,258 - 2013), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $144,000 for the year ended December 31, 2014 ($176,000 - 2013).  These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement.  Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets.  This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.  The Company determined that there was no impairment of long-lived assets during 2014 and 2013.

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

During 2014, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.2% of total sales (68.9% - 2013) and 27.8% of accounts receivable at December 31, 2014 (56.4% - 2013).  Sales to another client, which consisted of sales under subcontracts, accounted for 30.7% of sales in 2014 (25.0% - 2013) and 49.6% of accounts receivable at December 31, 2014 (37.0% - 2013).

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

           Income Taxes - The Company accounts for income tax expense in accordance with FASB ASC 740 “Income Taxes.”  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position.  The Company did not have any material unrecognized tax benefit at December 31, 2014 or 2013.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states.  The tax years 2011 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following table sets forth the computation of basic and diluted (loss) income per share as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Numerator for basic net (loss) income per share:
Net (loss) income	$(498,000)	$108,500
Denominator for basic net (loss) income per share:
Weighted average common shares outstanding	26,012,842	25,961,883
Basic net (loss) income per share	$(.02)	$.00

Numerator for diluted net (loss) income per share:
Net (loss) income	$(498,000)	$108,500
Effect of dilutive securities - common stock options and
convertible notes payable	0	50,879
Diluted net (loss) income per share - available to common
stockholders with assumed conversions	(498,000)	159,379
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	26,012,842	25,961,883
Effect of dilutive securities - common stock options and
convertible notes payable	0	20,398,504
Shares used in computing diluted net (loss) income per
share	26,012,842	46,360,387
Diluted net (loss) income per share	$(.02)	$.00

Anti-dilutive shares excluded from net (loss) income share
calculation	30,556,892	6,092,500

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2014	2013

Software	3 to 5 years	$29,004	$10,881
Equipment	3 to 10 years	155,039	142,846
Furniture and fixtures	5 to 7 years	17,735	13,735
Leasehold improvements	3 years	5,874	1,224
		207,652	168,686
Accumulated depreciation		(147,613)	(122,566)
		$60,039	$46,120

Depreciation expense was $25,047 and $21,074 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5. - INVESTMENT

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at December 31, 2014, the Company owns approximately 9.4% of the total outstanding shares of goSudo.  The initial and subsequent investments during 2013 included settlement of accounts receivable of $114,167 which is considered a non-cash investing activity.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. - INVESTMENT – CONTINUED

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Beginning in 2012 certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee, whose employment extended through June 30, 2014, is one of four members of the board of directors of goSudo and, was active in managing goSudo's business.  The Company’s chief executive officer is a member of the board of directors and is President of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  During the year ended December 31, 2014, the investment was written down by $168,000 consisting of $68,000 equity interest in the loss of goSudo and an impairment loss of $100,000 ($23,000 equity interest in the loss of goSudo - 2013).  The investment has a carrying value of $109,000 at December 31, 2014 ($247,000 - 2013).

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

Unaudited financial information for goSudo as of and for the year ended December 31, 2014 reflects total assets of $10,639, total liabilities of $753,305, and a net loss of $781,300.  goSudo is a development stage enterprise and has no revenues for the years ended December 31, 2014 and 2013.

NOTE 6. - LOAN ORIGINATION FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its board of directors.  The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested.  At December 31, 2014, the Company has deferred origination fees of $53,400 less accumulated amortization expenses of $1,443 incurred in 2014.  The Company will amortize the remaining balance at the rate of $17,319 annually in 2015, 2016 and 2017.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. - NOTES PAYABLE – CURRENT

Note payable at December 31, 2014 and 2013 consists of an unsecured demand note payable of $30,000 with interest at 10%.

Notes payable - related parties consist of:

	December 31,
	2014	2013

Convertible demand note payable to employee, 11% (A)	$59,000	$59,000
Demand note payable to director, 10%, unsecured	30,000	30,000
Convertible demand note payable to director, 12%, unsecured (B)	40,000	40,000
Demand note payable to director, 18%, unsecured	0	13,000
	$129,000	$142,000

(A) Convertible demand note payable to employee, 11% - At December 31, 2014 and 2013, the Company was obligated to an employee for $59,000 with interest at 11%.  The note is secured by a subordinate lien on all of the Company's assets.  The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share.

(B) Convertible demand note payable to director, 12%, - At December 31, 2014 and 2013, the Company was obligated to a director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

NOTE 8. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other
Term notes payable - banks and other consist of:

	December 31,
	2014	2013
Note payable, 10%, secured, due January 1, 2018	$265,000	$265,000
Convertible term note payable,12%, secured, due January 1, 2016	175,000	175,000
Convertible notes payable, 6%, due January 1, 2016	150,000	150,000
Term note payable - PBGC, 6%, secured	261,000	273,000
Obligation to PBGC based on free cash flow	569,999	569,999
Convertible term note payable, 7%, secured, due October 3, 2016	100,000	100,000
Term notes payable - banks, secured	2,407	11,593
	1,523,406	1,544,592
Less current maturities	14,388	21,186
	$1,509,018	$1,523,406

Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000.  All of these borrowings bear interest at 10% and are due, as modified during 2014, on January 1, 2018.  The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. - LONG-TERM OBLIGATIONS – CONTINUED

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

Convertible notes payable, 6%, due January 1, 2016 - At December 31, 2014, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2013).  The principal is convertible at the option of the holder into shares of common stock at $.05 per share.  The notes bear interest at 6.0% at December 31, 2014 (6.0% - 2013).  The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse.  Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the “Settlement Agreement”), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven year period with a balloon payment of $219,000 due on September 15, 2018.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999.  The annual obligation is contingent upon the Company earning free cash flow in excess of defined amounts which vary by year.  The annual amount is due fifteen days after the issuance of the Company’s audited financial statements relating to the previous year.  The Settlement Agreement contains specific events of default and provisions for remedies upon default.  No amounts have been owed or paid on this obligation as of December 31, 2014 or 2013.

Convertible term note payable, 7%, secured - In accordance with the Settlement Agreement, the Company repurchased 500,000 shares of its common stock from the previously terminated defined benefit retirement plan for $130,000 which was funded from the proceeds of a convertible note in the principal amount of $100,000 to a non-affiliated accredited investor on October 4, 2011 and $30,000 of the Company's working capital.  The note bears interest at the rate of 7% per annum, payable monthly, matures on October 3, 2016 and is secured by a subordinate lien on all of the Company’s assets.  The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. - LONG-TERM OBLIGATIONS – CONTINUED

Term notes payable - banks, secured - The Company renewed a loan agreement during 2010 for the secured financing of a vehicle.   The loan was paid off during 2014 and had a balance of $5,993 at December 31, 2013.  The Company entered into capital lease agreements during 2012 and 2010 for the secured financing of office and technology equipment.  The remaining capital lease bears interest at 14.9% and is due in monthly installments of $318 through August 2015.

Notes Payable - Related Parties

Notes payable – related parties consist of:

	December 31,
	2014	2013
Convertible notes payable, 6%, due January 1, 2016	$473,000	$501,324
Note payable, line of credit, 6.1%, unsecured	200,000	0
	673,000	501,324
Less current maturities	8,172	0
	$664,828	$501,324

Convertible notes payable, 6%, due January 1, 2016 - The Company has various notes payable to related parties totaling $473,000 at December 31, 2014 ($501,324 – 2013) which mature on January 1, 2016 with principal and accrued interest convertible at the option of the holder into shares of common stock at $.05 per share.  The notes bear interest at 6.0% at December 31, 2014 (6.0% - 2013).  The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.

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

Note payable, line of credit, 6.1%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit.  Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 6.10% at December 31, 2014).   Principal and interest are paid monthly using an amortization

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. - LONG-TERM OBLIGATIONS – CONTINUED

schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Long-Term Obligations

Minimum future annual payments of long-term obligations as of December 31, 2014 are as follows:
2015	$22,560
2016	918,632
2017	765,214
2018	490,000
Total long-term obligations	$2,196,406

NOTE 9. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2014 and 2013 there were no preferred shares issued or outstanding.

Common Stock - On December 1, 2014, as payment of a portion of an origination fee under the LOC Agreement, the Company issued 600,000 shares of its common stock at .$05 per share.

NOTE 10. - STOCK OPTION PLANS AND AGREEMENTS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 3,937,833 common shares at December 31, 2014 (4,088,833 – 2013).  No further grants may be made from the 1993, 1994, 1995, 1996, 1997, 1998, and 1999 plans.

2005 Plan - As of December 31, 2014, 142,833 options to purchase shares remain unissued under the 2005 plan.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  The 2005 plan expired on March 4, 2015.

2009 Plan - During 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares.  As of December 31, 2014, 470,500 options to purchase shares remain unissued under the 2009 plan.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

Option Agreements - During 2014 and 2013, the Company's board of directors approved stock option agreements with consultants and employees of which options for an aggregate of 3,575,500 common shares are outstanding at December 31, 2014 with an average exercise price of $.13 per share.  At December 31, 2014, options for 1,225,000 shares are vested; options for 2,050,000 shares vest based on achieving specific sales performance criteria for the Company and options for 300,000 shares vest over three years.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTION PLANS AND AGREEMENTS – CONTINUED

Origination Fee - On December 1, 2014, as payment of a portion of an origination fee under the LOC Agreement, the Company issued options to purchase 600,000 shares of its common stock at an exercise price of $.05, all of which were immediately vested.

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

Volatility is based on the Company’s historical volatility.  The expected life of the options was assumed to be 3.25 or 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The following assumptions were used for the years ended December 31, 2014 and 2013.

	2014	2013
Risk-free interest rate	.77% - 1.98%	. 34% - 2.15%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	75%
Expected life of options	3.25 - 5.75 years	3.25 - 5.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2014 and 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,884,500	$.20
Granted	3,587,500	$.15
Expired	(1,124,833)	$.09
Forfeited	(126,667)	$.10
Outstanding at December 31, 2013	9,220,500	$.18
Granted	3,030,000	$.09
Expired	(517,667)	$.15
Forfeited	(833,333)	$.13
Outstanding at December 31, 2014	10,899,500	$.16	5.0 years	$6,000

Vested or expected to vest at
December 31, 2014	8,549,500	$.15	5.5 years	$6,000
Exercisable at December 31, 2014	7,309,500	$.18	4.9 years	$2,300

At December 31, 2014, there was approximately $79,000 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options which are performance based for which the option expense cannot be presently quantified.  This cost is expected

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10. - STOCK OPTION PLANS AND AGREEMENTS – CONTINUED

to be recognized over a weighted average period of approximately two years.  The total fair value of shares vested during the year ended December 31, 2014 was approximately $130,000.

The weighted average fair value of options granted was $.07 and $.08 per share for the years ended December 31, 2014 and 2013, respectively.  The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 11. - INCOME TAXES

The components of income tax expense (benefit) follows:

	December 31,
	2014	2013
Deferred:
Federal	$(135,000)	$(61,000)
State	90,000	4,000
	(45,000)	(57,000)
Change in valuation allowance	45,000	57,000
	$0	$0

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $6,800,000 ($6,500,000 – 2013) and various state net operating loss carryforwards of approximately $2,200,000 ($3,900,000 – 2013) which expire from 2018 through 2034.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries of approximately $6,600,000 ($6,600,000 – 2013), as well as net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2014, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit pension plan expenses, in the amount of approximately $3,145,000 ($3,100,000 - 2013), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,423,000	$2,447,000
Defined benefit pension liability	331,000	336,000
Reserves and accrued expenses payable	391,000	317,000
Gross deferred tax asset	3,145,000	3,100,000
Deferred tax asset valuation allowance	(3,145,000)	(3,100,000)
Net deferred tax asset	$0	$0

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11. - INCOME TAXES – CONTINUED

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows
.
	December 31,
	2014	2013
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	(18.0)	4.3
Change in valuation allowance	(9.1)	51.2
Stock-based compensation expense	(4.5)	2.7
Expired stock-based compensation	(1.8)	13.5
Other permanent non-deductible items	(.6)	3.9
Deferred tax asset adjustment	.0	(109.6)
Effective income tax rate	0.0%	0.0%

NOTE 12. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation.  Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500.  The accrued liability for the simple IRA plan, including interest, was $208,449 and $200,316, as of December 31, 2014 and 2013, respectively.

401(k) Plan - Effective, January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan.  For 2014, 401(k) employee contribution limits are $17,500 plus a catch up contribution for those over age 50 of $5,500. The Company can elect to make a discretionary contribution to the Plan.  No discretionary contribution was approved for 2014 or 2013.

NOTE 13. - COMMITMENTS

Lease Commitments - The Company leases its headquarters facility under an operating lease agreement that expires in May 2016.  Rent expense under the operating lease for the year ended December 31, 2014 was approximately $39,200 ($30,400 - 2013).  Future minimum payments required under the lease are $64,668 in 2015 and $26,945 in 2016.  Beginning in June 2014, the Company subleases a portion of its office space to a related party with future minimum rent of $18,097 in 2015 and $7,530 in 2016.

NOTE 14. - RELATED PARTY ACCOUNTS RECEIVABLE AND ACCRUED INTEREST PAYABLE

Accounts Receivable – Certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  Included in accounts receivable are amounts due from this related party of $66,885 at December 31, 2014 ($269 - 2013).

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $378,731 at December 31, 2014 ($358,698 - 2013).

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION

On December 1, 2014, as payment of an origination fee under the LOC Agreement, the Company issued 600,000 shares of its common stock at $.05 per share valued at $30,000 and issued an options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400.

During 2013, non-cash investing and financing transactions, including non-monetary exchanges, consisted of an investment of $114,167 in equity securities of goSudo.

NOTE 16. - SUBSEQUENT EVENTS

On February 6, 2015, the Company acquired all rights to cyber security network vulnerability assessment software (the “Software”).  Under the purchase agreement, the Company agreed to pay the seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note in the principal amount of $80,000.  The principal amount of the promissory note is due and payable on April 7, 2015, without interest.  As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to seller with respect to the initial three-year period equals $800,000. The royalties are payable quarterly within 30 days after the end of each calendar quarter.

The purchase agreement also provides that the Company will pay the seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000.

To finance the portion of the base purchase price paid in cash at the closing under the purchase agreement, the Company borrowed $100,000 under its LOC agreement (see Note 8).

In connection with closing, the Company entered into an employment agreement with one of the seller’s principals to employ him as Director of CyberSecurity for three years.

On February 12, 2015, an executive officer loaned the Company $25,000 with interest at 7%. The note is unsecured and matures on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share.

On March 13, 2014, the PBGC modified the Company’s note payable by deferring a principal payment of $75,000 that was due on March 15, 2015 to September 15, 2018.

Subsequent to year end and through March 31, 2015, the Company issued to certain of its employees common stock options for an aggregate of 120,000 shares exercisable at $.05 per share which vest on June 30, 2015.