Form 10-Q
period 2015-03-31
INFINITE GROUP INC
filed 2015-05-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2015.

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

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 26,561,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2015.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

INFINITE GROUP, INC.
Balance Sheets
	March 31,	December 31,
	2015 (Unaudited)	2014
ASSETS
Current assets:
Cash	$34,632	$7,768
Accounts receivable, net of allowances of $70,000	379,462	359,599
Prepaid expenses and deferred charges, net	32,785	43,654
Total current assets	446,879	411,021

Property and equipment, net	54,435	60,039
Software	180,000	0
Investment	101,000	109,000
Deposits and deferred charges, net	32,626	36,956

Total Assets	$814,940	$617,016

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$430,058	$341,977
Accrued payroll	285,240	148,918
Accrued interest payable	524,411	503,014
Accrued retirement	210,534	208,449
Accrued expenses - other	53,137	58,888
Current maturities of long-term obligations	13,532	14,388
Current maturities of long-term obligations - related parties	13,408	8,172
Notes payable	435,000	30,000
Notes payable - related parties	548,300	129,000
Total current liabilities	2,513,620	1,442,806

Long-term obligations:
Notes payable:
Banks and other	1,180,999	1,509,018
Related parties	330,267	664,828
Total liabilities	4,024,886	3,616,652

Commitments

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,561,883 shares issued and outstanding	26,561	26,561
Additional paid-in capital	30,436,649	30,422,242
Accumulated deficit	(33,673,156)	(33,448,439)
Total stockholders’ deficiency	(3,209,946)	(2,999,636)
Total Liabilities and Stockholders’ Deficiency	$814,940	617,016

See notes to unaudited financial statements.

INFINITE GROUP, INC.
Statements of Operations (Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Sales	$2,169,638	$2,014,417
Cost of sales	1,693,226	1,506,164
Gross profit	476,412	508,253

Costs and expenses:
General and administrative	397,591	325,224
Selling	232,419	244,018
Total costs and expenses	630,010	569,242
Operating loss	(153,598)	(60,989)

Loss on investment	(8,000)	(15,000)
Interest expense:
Related parties	(19,175)	(11,517)
Other	(43,944)	(71,769)
Total interest expense	(63,119)	(83,286)

Net loss	$(224,717)	$(159,275)

Net loss per share - basic and diluted	$(.01)	$(.01)
Weighted average shares outstanding - basic and diluted	26,561,883	25,961,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.
Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(224,717)	$(159,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	14,407	58,805
Depreciation and amortization	5,604	6,288
Loss on investment	8,000	15,000
(Increase) decrease in assets:
Accounts receivable	(19,863)	203,086
Other assets	15,198	(4,255)
Increase (decrease) in liabilities:
Accounts payable	88,082	35,022
Accrued expenses	151,968	(147,022)
Accrued retirement	2,085	2,003
Net cash provided by operating activities	40,764	9,652

Cash flows from investing activities:
Purchase of software	(100,000)	0
Purchases of property and equipment	0	(3,634)
Net cash used by investing activities	(100,000)	(3,634)

Cash flows from financing activities:
Proceeds from notes payable - related parties	145,000	0
Repayments of notes payable - other	(3,875)	(5,222)
Repayments of notes payable - related parties	(55,025)	0
Net cash provided (used) by financing activities	86,100	(5,222)

Net increase in cash	26,864	796
Cash - beginning of period	7,768	16,947
Cash - end of period	$34,632	$17,743

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$42,844	$62,504
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2014 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

Note 2. Management Plans - Capital Resources

The Company reported operating losses of $153,598 and $60,989 and net losses of $224,717 and $159,275 for the three months ended March 31, 2015 and 2014, respectively.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At March 31, 2015, the Company had approximately $110,000 of availability under this line.  During the three months ended March 31, 2015, the Company financed its business activities through sales with recourse of accounts receivable and loans from a director and from an officer of the Company.

The Company’s working capital deficit increased from $1,032,000 at December 31, 2014 to $2,067,000 at March 31, 2015 principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $325,000 to others which total $744,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 during the three months ended March 31, 2015 in connection with the purchase of UberScan software.  We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements.  These policies require management to make complex or subjective judgments about matters that are inherently uncertain.  Note 3 to the Company’s audited financial statements for the year ended December 31, 2014 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate short-term maturity of these financial instruments.  The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Recent Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, subsequently extended to December 31, 2017.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. In April 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  Previously the retained amount was 20%.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at March 31, 2015) against the average daily outstanding balance of funds advanced.  Previously, the fee for the first 30 days was 1% and additional fees were charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum as of March 31, 2014. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the three months ended March 31, 2015, the Company sold approximately $1,895,000 ($2,123,000 - March 31, 2014) of its accounts receivable to the Purchaser.  As of March 31, 2015, approximately $797,000 ($1,078,000 - December 31, 2014) of these receivables remained outstanding.  Additionally, as of March 31, 2015, the Company had approximately $110,000 available under the financing line with the financial institution ($90,000 – December 31, 2014).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $119,500 at March 31, 2015 ($215,600 - March 31, 2014), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $22,323 for the three months ended March 31, 2015 ($43,117 - March 31, 2014).  These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended:

	March 31, 2015	March 31, 2014
Numerator for basic and diluted net loss per share:
Net loss	$(224,717)	$(159,275)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	26,561,883	25,961,883
Basic and diluted net loss per share	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss per share calculation	29,389,749	31,704,552

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at March 31, 2015, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Beginning in 2012 certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee, whose employment extended through June 30, 2014, is one of four members of the board of directors of goSudo and, was active in managing goSudo's business.  The Company’s chief executive officer is a member of the board of directors and is President of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  During the three months ended March 31, 2015, the investment was written down by $8,000 ($15,000 - 2014).  The investment has a carrying value of $101,000 at March 31, 2015 ($109,000 at December 31, 2014).

Unaudited financial information for goSudo as of and for the three months ended March 31, 2015 reflects total assets of $8,785, total liabilities of $770,153, and a net loss of $86,089.  goSudo is a development stage enterprise.  During the three months ended March 31, 2015, goSudo earned consulting fees of $4,406 from the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”).  Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note in the principal amount of $80,000.  After April 7, 2015, the note accrues interest at 10% per annum.  The note was amended to extend the maturity date to October 7, 2015.  As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software.  The cost of $180,000 is amortized over the estimated useful life of five years beginning on the date the asset is placed in service.  Amortization expense in future periods is estimated to be $27,000 in 2015, $36,000 in 2016 to 2019 and $9,000 in 2020.

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

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000.  The Company has determined the potential obligation is not probable and accordingly no liability was recorded at March 31, 2015.

To finance the portion of the base purchase price paid in cash at the closing under the purchase agreement, the Company borrowed $100,000 under an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors.   In connection with the closing, the Company entered into an employment agreement with one of the Seller’s principals to employ him as Director of CyberSecurity for three years.

Note 8. Notes Payable - Related Parties

Note payable, line of credit, 6.1%, unsecured - During the three months ended March 31, 2015, the Company borrowed $120,000 under the terms of its LOC Agreement with a member of its board of directors.  The balance of the note, after monthly principal payments, was $318,675 at March 31, 2015 ($200,000 at December 31, 2014).  Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Term Note Payable, 7% - On February 12, 2015, the Company received a loan of $25,000 with interest at 7% from its senior vice-president, chief administrative officer.  The note is unsecured and matures on March 31, 2018.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.

Note 9. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 10,840,000 shares of common stock.  Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the three months ended March 31, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.78%	.77% - 1.98%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	5.75 years	3.25 to 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $14,407 and $58,805 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, there was approximately $64,000 of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized over a weighted average period of approximately one year.  The total fair value of shares that vested during the three months ended March 31, 2015 was approximately $46,000.

A summary of all stock option activity for the three months ended March 31, 2015 follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	10,899,500	$.16
Options granted	120,000	$.05
Options expired	(1,170,833)	$.16
Options forfeited	(41,667)	$.13
Outstanding at March 31, 2015	9,807,000	$.16	5.3 years	$0
Vested or expected to vest at
March 31, 2015	7,457,000	$.17	6.0 years	$0

Exercisable at March 31, 2015	6,495,333	$.18	5.6 years	$0

During the three months ended March 31, 2015, the Company issued to certain of its employees common stock options for an aggregate of 120,000 shares exercisable at $.05 per share which vest on June 30, 2015.

Note 10. Related Party Accounts Receivable and Accrued Interest Payable

Accounts Receivable – Since 2012, certain officers and directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  Included in accounts receivable are amounts due from this related party of $69,228 at March 31, 2015 ($66,885 - December 31, 2014).

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $390,634 at March 31, 2015 ($378,731 - December 31, 2014).

Note 11. Supplemental Cash Flow Information

On February 6, 2015, the Company originated a secured promissory note in the principal amount of $80,000 in connection with the acquisition of the UberScan software (See Note 7).

Note 12. Subsequent Events

Subsequent to March 31, 2015, the Company issued to an employee common stock options for an aggregate of 30,000 shares exercisable at $.04 per share of which 10,000 vested on the grant date.

Subsequent to March 31, 2015, the Company and the Seller of the Software, amended the secured promissory note for $80,000 to extend the maturity date to October 7, 2015.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table compares our statements of operations data for the three months ended March 31, 2015 and 2014.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
							2015 vs. 2014
		As a % of			As a % of		Amount of	% Increase
	2015	Sales		2014	Sales		Change	(Decrease)

Sales	$2,169,638	100.0%		$2,014,417	100.0%		$155,221	7.7
Cost of sales	1,693,226	78.0		1,506,164	74.8		187,062	12.4
Gross profit	476,412	22.0		508,253	25.2		(31,841)	(6.3)
General and administrative	397,591	18.3		325,224	16.1		72,367	22.3
Selling	232,419	10.7		244,018	12.1		(11,599)	(4.8)
Total operating expenses	630,010	29.0		569,242	28.3		60,768	10.7
Operating loss	(153,598)	(7.1)		(60,989)	(3.0)		(92,609)	151.8
Loss on investment	(8,000)	(0.4)		(15,000)	(0.7)		(7,000)	100.0
Interest expense	(63,119)	(2.9)		(83,286)	(4.1)		(20,167)	(24.2)
Net loss	$(224,717)	(10.4	) %	$(159,275)	(7.9	) %	$(65,442)	41.1

Net loss per share - basic and diluted	$(.01)			$(.01)

Sales

Sales for the three months ended March 31, 2015 were $2,169,638 as compared to sales for the three months ended March 31, 2014 of $2,014,417, an increase of $155,221 or 7.7%.  Sales of virtualization projects increased during the three months ended March 31, 2015 as compared to 2014.  However, we realized sales decreases of approximately $75,000 during the three months ended March 31, 2015 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  We expect this rate reduction to continue through at least the next contract renewal date, October 1, 2015.  During March and April 2015, we began to close new contracts and expect future sales from security assessments and related projects using proprietary software, UberScan, which we purchased in February 2015.

One of our priorities is to increase sales.  Accordingly, we continue to hire additional sales personnel in an effort to increase commercial and U.S. Government agency sales.  In March and April 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

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

Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to our IT Services Group.  Cost of sales for the three months ended March 31, 2015 was 1,693,226 or 78.0% of sales as compared to $1,506,164 or 74.8% for the three months ended March 31, 2014.  Gross profit was $476,412 or 22.0% of sales for the three months ended March 31, 2015 compared to $508,253 or 25.2% of sales for the three months ended March 31, 2014.  Gross profit was affected by sales decreases of approximately $75,000 or 3.5% during the three months ended March 31, 2015 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  We experienced an increase in utilization of our IT engineers during the three months ended March 31, 2015 as compared to 2014 which improved our gross profit margin.  This increased utilization helped offset the decrease in gross profit noted above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the three months ended March 31, 2015 increased by $72,367 or 22.3% to $397,591 as compared to $325,224 for the same period in 2014. The increase in general and administrative expenses in 2015 was principally a result of increases in professional fees of approximately  $40,000 in connection with the purchase of UberScan software and public reporting requirements and the addition of an executive officer in October 2014 who is responsible for working with other key executives to develop and implement our strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.  In 2015, we realized expense reductions of approximately $28,500 for stock options expense and approximately $19,800 for shareholder investor relations and communications expense.

Selling Expenses

For the three months ended March 31, 2015, we incurred selling expenses of $232,419 associated with the development of our IT Services Group business compared to $244,018 for the three months ended March 31, 2014, a decrease of $11,599 or 4.8%.  This decrease is due to various minor changes in expense items from period to period and a decrease in stock options expense of approximately $15,570 in 2015.  We continue to hire additional sales personnel in an effort to increase commercial and U.S. Government agency sales, however, we eliminated certain sales positions in 2014, which offset a portion of the expenses associated with these new personnel.  In March and April 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales.

Operating Loss

For the three months ended March 31, 2015, we had an operating loss of $153,598 compared to an operating loss of $60,989 for the three months ended March 31, 2014.  The $92,609 decrease is attributable to a decrease in gross profit of $31,841 and an increase in total operating expenses of $60,768 for the three months ended March 31, 2015 as compared to 2014.

Loss on Investment

During 2014 and 2013, we purchased 300,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at March 31, 2015, we own approximately 9.4% of the total outstanding shares of goSudo.  goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  The investment was written down by $8,000 during the three months ended March 31, 2015 ($15,000 - 2014) to $101,000 ($109,000 - December 31, 2014) based on our interest in the net loss of goSudo for the same period.

Interest Expense

Total interest expense was $63,119 for the three months ended March 31, 2015, a decrease of $20,167 from $83,286 for the three months ended March 31, 2014.  The decrease principally results from changes in the terms of our line of credit financing agreement which became effective in April 2014 reducing our cost of capital and improved collection rates from our two primary customers.

Net Loss

For the three months ended March 31, 2015, we recorded a net loss of $224,717 or $.01 per share compared to $159,275 or $.01 per share for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $34,632 available for our primary liquidity needs for working capital needs and planned capital asset expenditures.  During 2015, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At March 31, 2015, we had approximately $110,000 of availability under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  We borrowed $120,000 during 2015 for working capital.   In addition, during the three months ended March 31, 2015, we borrowed $25,000 from an executive officer.  We have available $81,320 to borrow under the LOC Agreement.

At March 31, 2015, we had a working capital deficit of approximately $2,067,000 and a current ratio of .18.  This increase in the working capital deficit from $1,032,000 at December 31, 2014 is principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $325,000 to others which total $744,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 during the three months ended March 31, 2015 in connection with the purchase of UberScan software that matures, as amended, on October 7, 2015.  We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.  Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$40,764	$9,652
Net cash used by investing activities	(100,000)	(3,634)
Net cash provided (used) by financing activities	86,100	(5,222)
Net increase in cash	$26,864	$796

Cash Flows Provided by Operating Activities

Cash provided by operations during the three months ended March 31, 2015 was $40,764 compared with $9,652 for the same period in 2014.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  To generate cash provided by operating activities in 2015, our net loss of $224,717 for 2015 was principally offset by non-cash expenses of $28,011 and increases in current liabilities of $242,135.

To generate cash provided by operating activities in 2014, our net loss of $159,275 for 2014 was principally offset by non-cash expenses of $80,093 and improved payments of our accounts receivable of $203,087 which offset our decreases in current liabilities of $109,997.

We continue to hire additional sales personnel in an effort to increase commercial and U.S. Government agency sales and cyber security assessment and virtualization project sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $100,000 and $3,634 during the three months ended March 31, 2015 and 2014, respectively.  We invested $100,000 in 2015 to purchase the UberScan software to perform security assessments.  In 2014, we incurred capital expenditures for computer hardware and software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.  We plan to invest in improvements to the functions and performance of UberScan software.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $86,100 as compared to cash used of $5,222 for the three months ended March 31, 2015 and 2014, respectively.  In 2015, we borrowed $120,000 for working capital under our LOC agreement and $25,000 from an executive officer.  We made principal payments of $55,025 to related parties, who are executive officers.  During 2014, we made principal payments on other notes payable.  We anticipate that we will use $26,940 during the next twelve months for contractual amounts due to banks, the PBGC and the LOC agreement with a director.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain of our on-going costs and expenses.  At March 31, 2015, we had financing availability, based on eligible accounts receivable, of approximately $110,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2015, we received a loan of $25,000 from our senior vice-president and chief administrative officer, Andrew Hoyen.  The loan pays interest at 7% per annum.  The note is unsecured and matures on March 31, 2018.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.  The sale of the convertible note to Mr. Hoyen is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 5.  Other Information.

On December 31, 2014, we entered into an amendment to our note payable of $265,000 with Carle C. Conway that was scheduled to mature on January 1, 2015 to extend the maturity date to January 1, 2018.

On February 6, 2015, we originated a secured promissory note in the principal amount of $80,000 in connection with the acquisition of the UberScan software.  After April 7, 2015, the note accrues interest at 10% per annum.  The note was amended to extend the maturity date to October 7, 2015.  As security for our obligations under the promissory note, we granted the Seller a security interest in the Software.

On February 12, 2015, we received a loan of $25,000 from our senior vice-president and chief administrative officer, Andrew Hoyen.  The loan pays interest at 7% per annum.  The note is unsecured and matures on March 31, 2018.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.  The sale of the convertible note to Mr. Hoyen is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

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
Infinite Group, Inc. (Registrant)
Date May 14, 2015	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2015	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.        Description

10.1
Modification Agreement to Promissory Notes between the Company and Carle C. Conway, dated December 31, 2014 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015 (File No. 0-21816)).

10.2
Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Peifer, dated February 6, 2015 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015 (File No. 0-21816)).

10.3
Promissory Note and Security Agreement between the Company and UberScan, LLC, dated February 6, 2015 (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015 (File No. 0-21816)).*

10.4
Promissory Note between Andrew Hoyen and the Company, dated February 12, 2015 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015 (File No. 0-21816)).*

10.5	Amendment to Promissory Note between the Company and UberScan, LLC, dated April 6, 2015.*

10.6	Amendment to Promissory Note between the Company and the PBGC, dated March 13, 2015.*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	Filed as an exhibit hereto.