Form 10-Q
period 2015-06-30
INFINITE GROUP INC
filed 2015-08-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2015

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
There were 26,561,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 14, 2015.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2015

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

INFINITE GROUP, INC.

Balance Sheets
	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$36,233	$7,768
Accounts receivable, net of allowance of $70,000	472,025	359,599
Prepaid expenses and deferred charges, net	33,556	43,654
Total current assets	541,814	411,021

Property and equipment, net	48,726	60,039
Software, net	171,000	0
Investment	96,000	109,000
Deposits and deferred charges, net	28,297	36,956

Total Assets	$885,837	$617,016

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$483,893	$341,977
Accrued payroll	437,304	148,918
Accrued interest payable	546,194	503,014
Accrued retirement	212,639	208,449
Accrued expenses - other	17,350	58,888
Current maturities of long-term obligations	12,624	14,388
Current maturities of long-term obligations - related parties	13,340	8,172
Notes payable	427,000	30,000
Notes payable - related parties	548,300	129,000
Total current liabilities	2,698,644	1,442,806

Long-term obligations:
Notes payable:
Banks and other	1,177,999	1,509,018
Related parties	328,713	664,828
Total liabilities	4,205,356	3,616,652

Commitments

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,561,883 shares issued and outstanding	26,561	26,561
Additional paid-in capital	30,452,894	30,422,242
Accumulated deficit	(33,798,974)	(33,448,439)
Total stockholders’ deficiency	(3,319,519)	(2,999,636)
Total Liabilities and Stockholders’ Deficiency	$885,837	$617,016

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$2,071,068	$2,127,571	$4,240,705	$4,141,988
Cost of sales	1,586,320	1,627,489	3,279,546	3,133,656
Gross profit	484,748	500,082	961,159	1,008,332

Costs and expenses:
General and administrative	342,419	312,681	740,008	637,902
Selling	201,643	235,852	434,061	479,869
Total costs and expenses	544,062	548,533	1,174,069	1,117,771

Operating loss	(59,314)	(48,451)	(212,910)	(109,439)

Loss on investment	(5,000)	(21,000)	(13,000)	(36,000)
Interest expense:
Related parties	(18,731)	(11,645)	(37,906)	(23,163)
Other	(42,774)	(63,465)	(86,719)	(135,234)
Total interest expense	(61,505)	(75,110)	(124,625)	(158,397)

Net loss	$(125,819)	$(144,561)	$(350,535)	$(303,836)

Net loss per share - basic and diluted	$.00	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding - basic and diluted	26,561,883	25,961,883	26,561,883	25,961,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(350,535)	$(303,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	30,652	74,894
Depreciation and amortization	29,572	12,836
Loss on investment	13,000	36,000
(Increase) decrease in assets:
Accounts receivable	(112,426)	120,545
Other assets	10,097	(10,925)
Increase in liabilities:
Accounts payable	141,917	140,489
Accrued expenses	290,028	207
Accrued retirement	4,190	4,026
Net cash provided by operating activities	56,495	74,236

Cash flows from investing activities:
Purchase of software	(100,000)	0
Purchases of property and equipment	(600)	(18,789)
Net cash used by investing activities	(100,600)	(18,789)

Cash flows from financing activities:
Proceeds from notes payable - related parties	145,000	0
Repayments of notes payable - banks and other	(7,783)	(10,492)
Repayments of note payable - related parties	(64,647)	0
Net cash provided (used) by financing activities	72,570	(10,492)

Net increase in cash	28,465	44,955
Cash - beginning of period	7,768	16,947
Cash - end of period	$36,233	$61,902

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$75,753	127,016
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2014 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

Note 2. Management Plans - Capital Resources

The Company reported operating losses of $212,910 and $109,439 and net losses of $350,535 and $303,836 for the six months ended June 30, 2015 and 2014, respectively.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At June 30, 2015, the Company had approximately $210,000 of availability under this line.  During the six months ended June 30, 2015, the Company financed its business activities through sales with recourse of accounts receivable and loans from a director and from an officer of the Company.

The Company’s working capital deficit increased from approximately $1,032,000 at December 31, 2014 to approximately $2,157,000 at June 30, 2015 principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $325,000 to others which total $744,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 in February 2015 in connection with the purchase of UberScan software.  We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.

The Company believes the capital resources available under its factoring line of credit, cash from additional related and third party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company expects to achieve for at least the next 12 months.  However, if the Company does not continue to maintain or improve the results of its operations in future periods, the Company expects that additional working capital will be required to fund its business.  Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

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

Recent Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, subsequently extended to December 15, 2017.  The Company will evaluate the effect that the updated standard will have on its financial statements and related disclosures and select a transition method.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.  In April 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  Previously the retained amount was 20%.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at June 30, 2015) against the average daily outstanding balance of funds advanced.  Previously, the fee for the first 30 days was 1% and additional fees were charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum.  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the six months ended June 30, 2015, the Company sold approximately $3,615,000 ($4,035,000 – June 30, 2014) of its accounts receivable to the Purchaser.  As of June 30, 2015, approximately $392,000 ($1,033,000 – December 31, 2014) of these receivables remained outstanding. Additionally, as of June 30, 2015, the Company had approximately $210,000 available under the financing line with the financial institution ($220,000 - December 31, 2014).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $57,005 at June 30, 2015 ($148,850 – June 30, 2014) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $42,000 for the six months ended June 30, 2015 ($92,200 – June 30, 2014).  These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator for basic and diluted net loss per share:
Net loss	$(125,819)	$(144,561)	$(350,535)	$(303,836)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	26,581,883	25,961,883	26,581,883	25,961,883
Basic and diluted net loss per share	$.00	$(.01)	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss per share	28,552,398	30,745,393	28,552,398	30,745,893

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased an aggregate of 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at June 30, 2015 and December 31, 2014, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Beginning in 2012 certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee, whose employment extended through June 30, 2014, is one of four members of the board of directors of goSudo and, was active in managing goSudo's business.  The Company’s chief executive officer is a member of the board of directors and is President of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  During the six months ended June 30, 2015, the investment was written down by $13,000 because of the net losses recorded by goSudo.  The investment has a carrying value of $96,000 at June 30, 2015 ($109,000 at December 31, 2014).

Unaudited financial information for goSudo as of and for the six months ended June 30, 2015 reflects total assets of $6,932, total liabilities of $820,338, and a net loss of $138,128.  goSudo is a development stage enterprise.  During the six months ended June 30, 2015, goSudo earned consulting fees of $37,176 from the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”).  Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note in the principal amount of $80,000.  After April 7, 2015, the note accrues interest at 10% per annum.  The note was amended to extend the maturity date to October 7, 2015.  As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software.  The cost of $180,000 is being amortized over the estimated useful life of five years beginning on the date the asset is placed in service.  Annual amortization expense is estimated to be $27,000 in 2015, $36,000 in 2016 to 2019 and $9,000 in 2020.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000.  The royalties are payable quarterly within 30 days after the end of each calendar quarter.  There were no royalties payable for the six months ended June 30, 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000.  The amount is payable when the total licensing fees paid to the Company less the licensing fee payments made to the Seller equals the difference between $500,000 and the total software development cost.  The Company has determined the potential obligation is not probable and accordingly no liability was recorded at June 30, 2015.

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

Note 8. Notes Payable - Related Parties

Note payable, line of credit, 6.1%, unsecured - During 2015, the Company borrowed an additional $120,000 under the terms of its LOC Agreement with a member of its board of directors.  The balance of the note, after monthly principal payments, was $317,053 at June 30, 2015 ($200,000 at December 31, 2014).  Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Term Note Payable, 7% - On February 12, 2015, the Company received a loan of $25,000 with interest at 7% from its senior vice-president, chief administrative officer.  The note is unsecured and matures on March 31, 2018.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.

Note 9. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,967,500 shares of common stock.  Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2015 and 2014.

	2015	2014
Risk-free interest rate	1.49% - 1.78%	.77% -1.98%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	5.75 years	3.25 - 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $16,245 and $16,089 for the three months ended June 30, 2015 and 2014, respectively, and $30,652 and $74,894 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, there was approximately $48,000 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately one year.  The total fair value of shares that vested during the six months ended June 30, 2015 was approximately $47,000.  The weighted average fair value of options granted during the six months ended June 30, 2015 was approximately $.03 ($.09 during the six months ended June 30, 2014).  No options were exercised during the six months ended June 30, 2015 and 2014.

A summary of all stock option activity for the six months ended June 30, 2015 follows.
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	10,899,500	$.16
Options granted	150,000	$.05
Options expired	(1,568,333)	$.16
Options forfeited	(641,667)	$.13
Outstanding at June 30, 2015	8,839,500	$.16	5.3 years	$88,200
Vested or expected to vest at
June 30, 2015	7,089,500	$.17	5.8 years	$88,200

Exercisable at June 30, 2015	6,264,500	$.18	5.5 years	$64,800

Note 10. Related Party Accounts Receivable, Accounts Payable and Accrued Interest Payable

Accounts Receivable and Accounts Payable – Since 2012, certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  At June 30, 2015, included in accounts receivable are amounts due from this related party of $88,422 ($269 - December 31, 2014) and included in accounts payable are amounts due to this related party of $30,675.

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $399,949 at June 30, 2015 ($358,698 - December 31, 2014).

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

************

Item 2.                            Management’s Discussion and Analysis of Financial Condition and Results of Operations

IT Consulting

Headquartered in Pittsford, New York, we provide IT solutions that are intended to deliver measurable results to small and medium sized businesses (SMBs), government agencies, and large commercial enterprises.  We provide:

●	Cloud computing;
●	Managed services that include managing leading edge operations and implementing complex programs in advanced server management;
●	Remote desktop and remote server monitoring and remediation;
●	Help desk and call center services;
●	Third party data storage;
●	Cyber security services;
●	Third party software licenses for our SMB partners; and
●	Project management.

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions.  In addition, we provide IT solutions that address mobility and unified communications.  Our cyber security practice provides information security services including internal and external security assessments and recommended solutions.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

We provide support to professional services organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in their respective software applications. We intend to use our service track record and experience to our advantage and market our excellent record to other software companies who need our services.  Our objective is to expand our sales with our existing clients by expanding within those organizations.

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2015 and 2014

The following tables compare our statements of operations data for the three and six months ended June 30, 2015 and 2014.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
							2015 vs. 2014
		As a % of			As a % of		Amount of	% Increase
	2015	Sales		2014	Sales		Change	(Decrease)

Sales	$2,071,068	100.0%		$2,127,571	100.0%		$(56,503)	(2.7	) %
Cost of sales	1,586,320	76.6		1,627,489	76.5		(41,169)	(2.5)
Gross profit	484,748	23.4		500,082	23.5		(15,334)	(3.1)
General and administrative	342,419	16.5		312,681	14.7		29,738	9.5
Selling	201,643	9.7		235,852	11.1		(34,209)	(14.5)
Total costs and expenses	544,062	26.3		548,533	25.8		(4,471)	(.8)
Operating loss	(59,314)	(2.9)		(48,451)	(2.3)		(10,863)	22.4
Loss on investment	(5,000)	(.2)		(21,000)	(1.0)		(16,000)	(76.2)
Interest expense	(61,505)	(3.0)		(75,110)	(3.5)		(13,605)	(18.1)
Net loss	$(125,819)	(6.1	) %	$(144,561)	(6.8	) %	$18,742	(13.0	) %

Net loss per share - basic and diluted	$.00			$(.01)			$.01

	Six Months Ended June 30,
							2015 vs. 2014
		As a % of			As a % of		Amount of	% Increase
	2015	Sales		2014	Sales		Change	(Decrease)

Sales	$4,240,705	100.0%		$4,141,988	100.0%		$98,717	2.4%
Cost of sales	3,279,546	77.3		3,133,656	75.7		145,890	4.7
Gross profit	961,159	22.7		1,008,332	24.3		(47,173)	(4.7)
General and administrative	740,008	17.5		637,902	15.4		102,106	16.0
Selling	434,061	10.2		479,869	11.6		(45,808)	(9.5)
Total costs and expenses	1,174,069	27.7		1,117,771	27.0		56,298	5.0
Operating loss	(212,910)	(5.0)		(109,439)	(2.6)		(103,471)	94.5
Loss on investment	(13,000)	(.3)		(36,000)	(.9)		23,000	(63.9)
Interest expense	(124,625)	(2.9)		(158,397)	(3.8)		33,772	(21.3)
Net loss	$(350,535)	(8.3	) %	$(303,836)	(7.3	) %	$(46,699)	15.4%

Net loss per share - basic and diluted	$(.01)			$(.01)			$.00

Sales

Sales for the six months ended June 30, 2015 were $4,240,705 an increase of $98,717 or 2.4% as compared to sales for the six months ended June 30, 2014 of $4,141,988.  Sales for the three months ended June 30, 2015 were $2,071,068, a decrease of $56,503 or 2.7% as compared to sales for the three months ended June 30, 2014 of $2,127,571.  Sales of virtualization projects increased during the six months ended June 30, 2015 as compared to 2014 by approximately $153,000.  However, we realized sales decreases of approximately $150,000 during the six months ended June 30, 2015 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  We expect this rate reduction to continue through at least the next contract renewal date, October 1, 2015.  During 2015, we began to close new contracts for security assessments and related projects using proprietary software, UberScan, which we purchased in February 2015.  During the three months ended June 30, 2015, we began to deliver cyber security assessments, reports and other cyber security services and we sold third party software licenses to our SMB partners, which accounted for a substantial portion of our 2015 sales increase.

One of our priorities is to increase sales.  In March and April 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

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

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employees delivering services related to our customers.  We also incurred cost of sales for third party software licenses for our SMB partners.  Cost of sales for the six months ended June 30, 2015 was $3,279,546 or 77.3% of sales as compared to $3,133,656 or 75.7% of sales for the six months ended June 30, 2014.  Gross profit was $961,159 or 22.7% of sales for the six months ended June 30, 2015 compared to $1,008,332 or 24.3% of sales for the six months ended June 30, 2014.

Cost of sales for the three months ended June 30, 2015 was $1,586,320 or 76.6% of sales as compared to $1,627,489 or 76.5% of sales for the three months ended June 30, 2014.  Gross profit was $484,748 or 23.4% of sales for the three months ended June 30, 2015 compared to $500,082 or 23.5% of sales for the three months ended June 30, 2014.

Gross profit was affected by sales decreases of approximately $150,000 or 3.5% during the six months ended June 30, 2015 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  We experienced an increase in utilization of our IT engineers during the six months ended June 30, 2015 as compared to 2014 which improved our gross profit margin.  This increased utilization helped offset the decrease in gross profit from our Hewlett-Packard Company contract.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the six months ended June 30, 2015 increased by $102,106 or 16.0% from $637,902 for the six months ended June 30, 2014 to $740,008 for the six months ended June 30, 2015.  As a percentage of sales, general and administrative expenses were 17.5% for the six months ended June 30, 2015 and 15.4% for the six months ended June 30, 2014.

General and administrative expenses for the three months ended June 30, 2015 were $342,419 which was an increase of $29,738 or 9.5% as compared to $312,681 for the three months ended June 30, 2014.   As a percentage of sales, general and administrative expense was 16.5% for the three months ended June 30, 2015 and 14.7% for the three months ended June 30, 2014.

The increase in general and administrative expenses in 2015 was principally a result of increases in professional fees of approximately  $40,000 in connection with the purchase of UberScan software and public reporting requirements and the addition of an executive officer in October 2014 who is responsible for working with other key executives to develop and implement our strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.  In 2015, we realized expense reductions of approximately $24,600 for stock options expense and approximately $43,000 for shareholder investor relations and communications expense.

Selling Expenses

For the six months ended June 30, 2015, we incurred selling expenses of $434,061 compared to $479,869 for the six months ended June 30, 2014, a decrease of $45,808 or 9.5%.   For the three months ended June 30, 2015, we incurred selling expenses of $201,643 as compared to $235,852 for the three months ended June 30, 2014, a decrease of $34,209 or 14.5%.

This decrease is due to various minor changes in expense items from period to period and a decrease in stock options expense of approximately $16,900 in 2015.  We hired sales personnel in an effort to increase sales, however, we eliminated certain sales positions in 2014, which offset a portion of the expenses associated with these new personnel.  In March and April 2015, we hired employees to focus on increasing our cyber security and virtualization project, services and software sales.

Operating Loss

For the six months ended June 30, 2015 our operating loss was $212,910 compared to an operating loss of $109,439 for the six months ended June 30, 2014, an increase of $103,471.  The increase is attributable to a decrease in our gross profit of $47,173 and an increase in our general and administrative expenses of $102,106, offset by a decrease in our selling expenses of $45,808 during the six months ended June 30, 2015.

For the three months ended June 30, 2015 our operating loss was $59,314 compared to $48,451 for the three months ended June 30, 2014, an increase of $10,863.  The increase is attributable to a decrease in our gross profit of $15,334 and an increase in our general and administrative expenses of $29,738, offset by a decrease in our selling expenses of $34,209 during the three months ended June 30, 2015.

Loss on Investment

During 2014 and 2013, we purchased an aggregate of 300,000 shares of Series A Convertible Preferred Stock of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at June 30, 2015, we own approximately 9.4% (8.5% - June 30, 2014) of the total outstanding shares of goSudo.  goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report).  Our management exercises significant influence over the operating and financial policies of goSudo.  The investment was written down by $5,000 ($21,000 - 2014)  and $13,000 ($36,000 - 2014)  during the three and six months ended June 30, 2015, respectively  to $96,000 ($109,000 - December 31, 2014) based on our interest in the net loss of goSudo for the same period.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $124,625 for the six months ended June 30, 2015, a decrease of $33,772 from interest expense of $158,397 for the six months ended June 30, 2014.  Interest expense was $61,505 for the three months ended June 30, 2015, a decrease of $13,605 from interest expense of $75,110 for the three months ended June 30, 2014.  The decrease principally results from changes in the terms of our line of credit financing agreement which became effective in April 2014 reducing our cost of capital and improved collection rates from our two primary customers.  A portion of this decrease was offset by borrowings under our line of credit beginning in December 2014 to fund our operating losses and interest on our note payable in connection with the acquisition of UberScan software in 2015.

Net Loss

For the six months ended June 30, 2015, we recorded a net loss of $350,535 or $.01 per share compared to a net loss of $303,836 or $.01 per share for the six months ended June 30, 2014.  For the three months ended June 30, 2015, we recorded a net loss of $125,819 or $.00 per share compared to net loss of $144,561 or $.01 per share for the three months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $36,233 available for working capital needs and planned capital asset expenditures.  During 2015, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At June 30, 2015, we had approximately $210,000 of availability under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  We borrowed $120,000 during 2015 for working capital and have a balance under the line of $317,053 at June 30, 2015.  In addition, during the three months ended March 31, 2015, we borrowed $25,000 from an executive officer.  At June 30, 2015, we have available $82,947 to borrow under the LOC Agreement.

At June 30, 2015, we had a working capital deficit of approximately $2,156,000 and a current ratio of .20.  This increase in the working capital deficit from approximately $1,032,000 at December 31, 2014 is principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $325,000 to others which total $744,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 during the three months ended March 31, 2015 in connection with the purchase of UberScan software that matures, as amended, on October 7, 2015.  We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.  Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$56,495	$74,236
Net cash used by investing activities	(100,600)	(18,789)
Net cash provided (used) by financing activities	72,570	(10,492)
Net increase in cash	$28,465	$44,955

Cash Flows Provided by Operating Activities

Cash provided by operations was $56,495 during the six months ended June 30, 2015 compared with $74,236 for the six months ended June 30, 2014.  For the six months ended June 30, 2015, our net loss of $350,535, non-cash expenses of $73,224, a net decrease in cash flows from accounts receivable and other assets of $102,329, and an increase in current liabilities of $436,135 in aggregate resulted in cash flows from our operating activities.  For the six months ended June 30, 2014, our net loss of $303,836 was principally offset by non-cash expenses of $123,730, a net increase in cash flows from accounts receivable and other assets of $109,620 and an increase in current liabilities of $144,722.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients periodically after services are performed, depending on the contract terms.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $100,600 and $18,789 during the six months ended June 30, 2015 and 2014, respectively.  We invested $100,000 in 2015 to purchase the UberScan software to perform security assessments.  In 2014, we relocated our offices to more efficient space in the same office park and incurred costs for cabling our computer networks and the work stations for our newly hired sales personnel of $8,650.  Cash used in investing activities also included capital expenditures for computer hardware and software.

We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.   Beginning in April 2015, we invested in improvements to the functions and performance of UberScan software, which costs were expensed as incurred.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $72,570 as compared to cash used of $10,492 for the six months ended June 30, 2015 and 2014, respectively.  In 2015, we borrowed $120,000 for working capital under our LOC agreement and $25,000 from an executive officer.  We made principal payments of $64,647 to related parties, who are executive officers.  During 2015 and 2014, we made principal payments on other notes payable of $7,783 and $10,492, respectively.  We anticipate that we will use $25,964 during the next twelve months for contractual amounts due to banks, the PBGC and our LOC agreement with a director.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain costs and expenses.  At June 30, 2015, we had financing availability, based on eligible accounts receivable, of approximately $210,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.

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

We anticipate financing growth from acquisitions of other businesses and assets, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related or third parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

Item 5.  Other Information.

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

Infinite Group, Inc. (Registrant)
Date August 14, 2015	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date August 14, 2015	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.        Description

10.1	Amendment to Promissory Note between the Company and UberScan, LLC, dated April 6, 2015.(1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________________
 (1) Incorporated by reference to Exhibit 10.5 in the Company's Form 10-Q dated May 14, 2015 Commission File No. 0-21816
 (2)  Filed as an exhibit hereto.