Form 10-Q
period 2015-09-30
INFINITE GROUP INC
filed 2015-11-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2015

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
There were 26,561,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 13, 2015.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

INFINITE GROUP, INC.

Balance Sheets
	September 30,	December 31, 2014
	2015 (Unaudited)
ASSETS
Current assets:
Cash	$19,356	$7,768
Accounts receivable, net of allowances of $70,000	212,477	359,599
Prepaid expenses and deferred charges, net	30,803	43,654
Total current assets	262,636	411,021

Property and equipment, net	45,498	60,039
Software, net	162,000	0
Investment	0	109,000
Deposits and deferred charges, net	23,967	36,956
Total assets	$494,101	$617,016

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$484,161	$341,977
Accrued payroll	317,037	148,918
Accrued interest payable	566,490	503,014
Accrued retirement	214,765	208,449
Accrued expenses - other	23,909	58,888
Current maturities of long-term obligations - banks and other	12,000	14,388
Current maturities of long-term obligations - related parties	14,950	8,172
Notes payable	245,000	30,000
Notes payable-related parties	545,518	129,000
Total current liabilities	2,423,830	1,442,806

Long-term obligations:
Notes payable:
Banks and other	1,349,999	1,509,018
Related parties	365,354	664,828
Total liabilities	4,139,183	3,616,652

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,561,883 shares issued and outstanding	26,561	26,561
Additional paid-in capital	30,465,085	30,422,242
Accumulated deficit	(34,136,728)	(33,448,439)
Total stockholders’ deficiency	(3,645,082)	(2,999,636)
Total liabilities and stockholders’ deficiency	$494,101	$617,016

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$1,919,065	$2,313,235	$6,159,770	6,455,223
Cost of sales	1,423,547	1,611,279	4,703,093	4,744,935
Gross profit	495,518	701,956	1,456,677	1,710,288

Costs and expenses:
General and administrative	438,501	294,155	1,178,511	932,057
Selling	238,126	225,324	672,187	705,193
Total costs and expenses	676,627	519,479	1,850,698	1,637,250
Operating (loss) income	(181,109)	182,477	(394,021)	73,038
Loss on equity investment	(96,000)	(17,000)	(109,000)	(53,000)
Interest expense:
Related parties	(20,355)	(11,773)	(58,406)	(34,936)
Other	(40,290)	(47,834)	(126,862)	(183,068)
Total interest expense	(60,645)	(59,607)	(185,268)	(218,004)

Net (loss) income	$(337,754)	$105,870	$(688,289)	$(197,966)

Net (loss) income per share - basic and diluted	$(.01)	$.00	$(.03)	$(.01)
Weighted average shares outstanding:
Basic	26,561,883	25,961,883	26,561,883	25,961,883
Diluted	26,561,883	25,972,994	26,561,883	25,961,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities:
Net loss	$(688,289)	$(197,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	42,843	86,226
Depreciation and amortization	49,342	19,408
Bad debt expense on note receivable	110,000	0
Loss on investment	109,000	53,000
Decrease in assets:
Accounts receivable	37,122	62,500
Other assets	12,850	6,191
Increase (decrease) in liabilities:
Accounts payable	142,185	59,317
Accrued expenses	196,616	(41,251)
Accrued retirement	6,316	6,069
Net cash provided by operating activities	17,985	53,494

Investing activities:
Purchase of software	(100,000)	0
Purchases of property and equipment	(3,812)	(28,921)
Investment in equity securities	0	(10,000)
Net cash used by investing activities	(103,812)	(38,921)

Financing activities:
Proceeds from notes payable - related parties	185,000	0
Repayments of notes payable - banks and other	(26,407)	(15,813)
Repayment of note payable - related parties	(61,178)	0
Net cash provided (used) by financing activities	97,415	(15,813)

Net increase (decrease) in cash	11,588	(1,240)
Cash - beginning of period	7,768	16,947
Cash - end of period	$19,356	$15,707

Supplemental disclosure:
Cash paid for:
Interest	$110,841	$182,950
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  The December 31, 2014 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC).  Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

Note 2. Management Plans - Capital Resources

The Company reported an operating loss of $394,021 and a net loss of $688,289 for the nine months ended September 30, 2015 as compared to operating income of $73,038 and a net loss of $197,966 for the nine months ended September 30, 2014.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit.  At September 30, 2015, the Company had approximately $90,000 of availability under this line.  During the nine months ended September 30, 2015, the Company financed its business activities principally through sales with recourse of accounts receivable and loans aggregating $185,000 from a director and from an officer of the Company.

The Company’s working capital deficit increased from approximately $1,032,000 at December 31, 2014 to approximately $2,161,000 at September 30, 2015 principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $150,000 to others which total $569,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 in February 2015 in connection with the purchase of UberScan software.  The note has a balance of $65,000 at September 30, 2015.  We plan to renegotiate the terms of these notes payable, seek funds to repay the notes or use a combination of both alternatives.  On August 24, 2015, the Company entered into an amendment of a note payable to Dan Cappa for $175,000 previously due on January 1, 2016, and extended the maturity date to August 31, 2018.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.  In April 2014, the Company completed a revised financing agreement with the Purchaser.  The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser.  Previously the retained amount was 20%.  The fee for the initial purchase is .466% of the invoice.  The fee is charged at prime plus 4% (effective rate of 7.25% at September 30, 2015) against the average daily outstanding balance of funds advanced.  Previously, the fee for the first 30 days was 1% and additional fees were charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum.  The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any.  As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the nine months ended September 30, 2015, the Company sold approximately $5,443,000 ($6,143,000 – September 30, 2014) of its accounts receivable to the Purchaser.  As of September 30, 2015, approximately $592,000 ($1,033,000 – December 31, 2014) of these receivables remained outstanding. Additionally, as of September 30, 2015, the Company had approximately $90,000 available under the financing line with the financial institution ($220,000 - December 31, 2014).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $86,026 at September 30, 2015 ($161,603 – September 30, 2014) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected.  The cost associated with the financing line totaled approximately $60,500 for the nine months ended September 30, 2015 ($118,800 – September 30, 2014).  These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net (loss) income per share.

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator for basic net (loss) income per share:
Net (loss) income	$(337,754)	$105,870	$(688,289)	$(197,966)
Denominator for basic net (loss) income per share:
Weighted average common shares outstanding	26,561,883	25,961,883	26,561,883	25,961,883
Basic net (loss) income per share	$(.01)	$.00	$(.03)	$(.01)

Numerator for diluted net (loss) income per share:
Net (loss) income	$(337,754)	$105,870	$(688,289)	$(197,966)
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	26,561,883	25,961,883	26,561,883	25,961,883
Effect of dilutive securities - common stock options	0	11,111	0	0
Shares used in computing diluted net (loss)
income per share	26,561,883	25,972,994	26,561,883	25,961,883
Diluted net (loss) income per share	$(.01)	$.00	$(.03)	$(.01)

Anti-dilutive shares excluded from net (loss) income
per share calculation	28,418,880	30,602,049	28,418,880	30,702,049

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net (loss) income per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased an aggregate of 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  goSudo is a customer of the Company.  As a result, at September 30, 2015 and December 31, 2014, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo.  Beginning in 2012 certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock.  In addition, one former Company employee, whose employment extended through June 30, 2014, is one of four members of the board of directors of goSudo and, was active in managing goSudo's business.  The Company’s chief executive officer is a member of the board of directors and is President of goSudo.  As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.  During the nine months ended September 30, 2015, the investment was written down using the equity method because of the net losses recorded by goSudo.  In addition, the remaining carrying value of the investment was considered impaired at September 30, 2015 due to continued net losses of goSudo.  At September 30, 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo.  As a result, a loss on investment of $109,000 ($53,000 – September 30, 2014) and bad debt expense of $110,000 was recorded during the nine months ended September 30, 2015.

Unaudited financial information for goSudo as of and for the nine months ended September 30, 2015 reflects total assets of $45,377, total liabilities of $881,643, and a net loss of $160,838.  goSudo is a development stage enterprise.  During the nine months ended September 30, 2015, goSudo earned consulting fees of $76,776 for services provided to the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”) from UberScan, LLC (the “Seller”).  Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note.  After April 7, 2015, the note began to accrue interest at 10% per annum.  On October 6, 2015, the Company and the Seller amended the note to extend the maturity date to December 31, 2015. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software.  The cost of $180,000 is being amortized over the estimated useful life of five years beginning on the date the asset is placed in service.  Annual amortization expense is estimated to be $27,000 in 2015, $36,000 in 2016 to 2019 and $9,000 in 2020.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii)

a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000.  The royalties are payable quarterly within 30 days after the end of each calendar quarter.  There were no royalties payable for the nine months ended September 30, 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000.  The amount is payable when the total licensing fees paid to the Company less the licensing fee payments made to the Seller equals the difference between $500,000 and the total software development cost.  The Company has determined the potential obligation is not probable and accordingly no liability was recorded at September 30, 2015.

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

Note 8. Notes Payable - Related Parties

Note payable, line of credit, 6.1%, unsecured – During 2015, the Company borrowed an additional $160,000 under the terms of its line of credit (LOC) Agreement with a member of its board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  The balance of the note, after monthly principal payments, was $355,303 at September 30, 2015 ($200,000 at December 31, 2014) with $44,697 available under the line.  Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Term Note Payable, 7% - On February 12, 2015, the Company received a loan of $25,000 with interest at 7% from its senior vice-president, chief administrative officer.  The note is unsecured and matures on March 31, 2018.  The principal is convertible at the option of the holder into shares of common stock at $.10 per share.

Note 9. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,792,500 shares of common stock.  Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options.  Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended September 30, 2015 and 2014.

	2015	2014
Risk-free interest rate	1.49% - 1.78%	.77% -1.98%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	5.75 years	3.25 - 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $12,191 and $11,331 for the three months ended September 30, 2015 and 2014, respectively, and $42,843 and $86,226 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, there was approximately $34,000 of unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted average period of approximately one year.  The total fair value of shares that vested during the nine months ended September 30, 2015 was approximately $58,000.  The weighted average fair value of options granted during the nine months ended September 30, 2015 was approximately $.03 ($.08 during the nine months ended September 30, 2014).  No options were exercised during the nine months ended September 30, 2015 and 2014.

A summary of all stock option activity for the nine months ended September 30, 2015 follows.
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	10,899,500	$.16
Options granted	150,000	$.05
Options expired	(1,773,333)	$.16
Options forfeited	(651,667)	$.13
Outstanding at September 30, 2015	8,624,500	$.16	4.9 years	$88,200
Vested or expected to vest at September 30, 2015	6,874,500	$.17	5.5 years	$88,200

Exercisable at September 30, 2015	6,251,167	$.18	5.3 years	$66,800

Note 10. Related Party Accounts Receivable, Accounts Payable, Note Receivable and Accrued Interest Payable

Accounts Receivable, Accounts Payable and Note Receivable – Since 2012, certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company.  At September 30, 2015, there are no accounts receivable due from this related party ($269 - December 31, 2014).  Included in accounts payable are amounts due to this related party of $39,600 at September 30, 2015.

At September 30, 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion.  The note is on non-accrual status and the net carrying value is $0 at September 30, 2015.

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $406,387 at September 30, 2015 ($358,698 - December 31, 2014).

Note 11. Supplemental Cash Flow Information

On February 6, 2015, the Company originated a secured promissory note in the principal amount of $80,000 in connection with the acquisition of the UberScan software (See Note 7).  Through September 30, 2015, the Company paid principal payments of $15,000.

At September 30, 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion.

Note 12. Subsequent Events

In October 2015, the Company borrowed an additional $40,000 under its $400,000 LOC Agreement with a director bringing the principal balance outstanding to $394,699.

In October 2015, the maturity date of the note payable to UberScan, LLC was extended to December 31, 2015.
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

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2015 and 2014

The following tables compare our statements of operations data for the three and nine months ended September 30, 2015 and 2014.  The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
						2015 vs. 2014
		As a % of			As a % of	Amount of	% Increase
	2015	Sales		2014	Sales	Change	(Decrease)

Sales	$1,919,065	100.0%		$2,313,235	100.0%	$(394,170)	(17.0	) %
Cost of sales	1,423,547	74.2		1,611,279	69.7	(187,732)	(11.7)
Gross profit	495,518	25.8		701,956	30.3	(206,438)	(29.4)
General and administrative	438,501	22.8		294,155	12.7	144,346	49.1
Selling	238,126	12.4		225,324	9.7	12,802	5.7
Total costs and expenses	676,627	35.3		519,479	22.5	157,148	30.3
Operating (loss) income	(181,109)	(9.4)		182,477	7.9	(363,586)	(199.3)
Loss on investment	(96,000)	(5.0)		(17,000)	(.7)	79,000	464.7
Interest expense	(60,645)	(3.2)		(59,607)	(2.6)	1,038	1.7
Net (loss) income	$(337,754)	(17.6	) %	$105,870	4.6%	$(443,624)	(419.0	) %
Net (loss) income per share - basic and diluted	$(.01)			$.00		$(.01)

	Nine Months Ended September 30,
							2015 vs. 2014
		As a % of			As a % of		Amount of	% Increase
	2015	Sales		2014	Sales		Change	(Decrease)

Sales	$6,159,770	100.0%		$6,455,223	100.0%		$(295,453)	(4.6	) %
Cost of sales	4,703,093	76.4		4,744,935	73.5		(41,842)	(.9)
Gross profit	1,456,677	23.6		1,710,288	26.5		(253,611)	(14.8)
General and administrative	1,178,511	19.1		932,057	14.4		246,454	26.4
Selling	672,187	10.9		705,193	10.9		(33,006)	(4.7)
Total costs and expenses	1,850,698	30.0		1,637,250	25.4		213,448	13.0
Operating (loss) income	(394,021)	(6.4)		73,038	1.1		(467,059)	(639.5)
Loss on investment	(109,000)	(1.8)		(53,000)	(.8)		56,000	105.7
Interest expense	(185,268)	(3.0)		(218,004)	(3.4)		(32,736)	(15.0)
Net loss	$(688,289)	(11.2	) %	$(197,966)	(3.1	) %	$(490,323)	247.7%
Net loss per share - basic and diluted	$(.03)			$(.01)			$(.02)

Sales

Sales for the nine months ended September 30, 2015 were $6,159,770 a decrease of $295,453 or 4.6% as compared to sales for the nine months ended September 30, 2014 of $6,455,223.  Sales for the three months ended September 30, 2015 were $1,919,065, a decrease of $394,170 or 17.0% as compared to sales for the three months ended September 30, 2014 of $2,313,235.  Sales of virtualization projects decreased during the nine and three months ended September 30, 2015 as compared to 2014 by approximately $102,000 and $296,000, respectively.  We also realized sales decreases during the nine and three months ended September 30, 2015 as compared to 2014 of approximately $225,000 and $75,000, respectively, due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.  This rate reduction will continue through the next annual contract renewal date of October 1, 2016.  During 2015, we began to close new contracts for security assessments and related projects using proprietary software, UberScan, which we purchased in February 2015.  During 2015, we began to deliver cyber security assessments, reports and other cyber security services and we sold third party software licenses to our SMB partners, which offset a portion of the 2015 sales decreases stated above.

One of our priorities is to increase sales.  In March and April 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may experience net losses from these investments in personnel until sufficient sales are generated.  We expect to continue to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services and is related to our sales.  Cost of sales for the nine months ended September 30, 2015 was $4,703,093 or 76.4% of sales as compared to $4,744,935 or 73.5% of sales for the nine months ended September 30, 2014.  Gross profit was $1,456,677 or 23.6% of sales for the nine months ended September 30, 2015 compared to $1,710,288 or 26.5% of sales for the nine months ended September 30, 2014.

Cost of services for the three months ended September 30, 2015 was $1,423,547 or 74.2% of sales as compared to $1,611,279 or 69.7% of sales for the three months ended September 30, 2014.  Gross profit was $495,518 or 25.8% of sales for the three months ended September 30, 2015 compared to $701,956 or 30.3% of sales for the three months ended September 30, 2014.

Gross profit was affected by sales decreases of approximately $225,000 or 3.5% during the nine months ended September 30, 2015 due to a lower rate when our principal contract with Hewlett-Packard Company was renewed for its twelfth consecutive year.

General and Administrative Expenses

General and administrative expenses include bad debts expense and corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.  General and administrative expenses for the nine months ended September 30, 2015 increased by $246,454 or 26.4% from $932,057 for the nine months ended September 30, 2014 to $1,178,511 for the nine months ended September 30, 2015.  As a percentage of sales, general and administrative expenses were 19.1% for the nine months ended September 30, 2015 and 14.4% for the nine months ended September 30, 2014.

General and administrative expenses for the three months ended September 30, 2015 were $438,501 which was an increase of $144,346 or 49.1% as compared to $294,155 for the three months ended September 30, 2014.  As a percentage of sales, general and administrative expense was 22.8% for the three months ended September 30, 2015 and 12.7% for the three months ended September 30, 2014.

At September 30, 2015, the accounts receivable balance of $110,000 due from Sudo.me Corporation (goSudo) was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo.  As a result, bad debt expense of $110,000 was recorded for the nine months ended September 30, 2015 and is included in general and administrative expenses. The increase in general and administrative expenses in 2015 is also a result of increases in professional fees of approximately $40,000 in connection with the purchase of UberScan software and public reporting requirements and the addition of an executive officer in October 2014 who is responsible for working with other key executives to develop and implement our strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.  In 2015, we realized expense reductions of approximately $24,600 for stock options expense and approximately $43,000 for shareholder investor relations and communications expense.

Selling Expenses

For the nine months ended September 30, 2015, we incurred selling expenses of $672,187 compared to $705,193 for the nine months ended September 30, 2014, a decrease of $33,006 or 4.7%.   For the three months ended September 30, 2015, we incurred selling expenses of $238,126 as compared to $225,324 for the three months ended September 30, 2014, an increase of $12,802 or 5.7%.

These changes are due to various minor changes in expense items from period to period and a decrease in stock options expense of approximately $12,300 in 2015.  We hired sales personnel in an effort to increase sales; however, we eliminated certain sales positions which offset a portion of the expenses associated with these new personnel.  In March and April 2015, we hired employees to focus on increasing our cyber security and virtualization project, services and software sales.

Operating (Loss) Income

For the nine months ended September 30, 2015 our operating loss was $394,021 compared to operating income of $73,038 for the nine months ended September 30, 2014, a decrease of $467,059.  The decrease is principally attributable to a decrease in gross profit of $253,611, an increase in our general and administrative expenses of $246,454, which includes bad debt expense on a note receivable of $110,000, offset by a decrease in selling expense of $33,006 during the nine months ended September 30, 2015.

For the three months ended September 30, 2015 our operating loss was $181,109 compared to operating income of $182,477 for the three months ended September 30, 2014, a decrease of $363,586.  The decrease is attributable to a decrease in gross profit of $206,438 combined with an increase in our general and administrative expenses of $144,346, which includes bad debt expense on a note receivable of $110,000, and our selling expenses of $12,802 during the three months ended September 30, 2015.

Loss on Investment

During 2014 and 2013, we purchased an aggregate of 300,000 shares of Series A Convertible Preferred Stock of goSudo for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement.  As a result, at September 30, 2015, we own approximately 9.4% (8.8% - September 30, 2014) of the total outstanding shares of goSudo.  goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report).  The investment is accounted for using the equity method since our management exercises significant influence over the operating and financial policies of goSudo.  The investment was fully reserved and written down to zero at September 30, 2015.   We recorded a loss on investment of $96,000 ($17,000 - 2014) and $109,000 ($53,000 - 2014) during the three and nine months ended September 30, 2015, respectively.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices.  Interest expense was $185,268 for the nine months ended September 30, 2015, a decrease of $32,736 from interest expense of $218,004 for the nine months ended September 30, 2014.  Interest expense was $60,645 for the three months ended September 30, 2015, an increase of $1,038 from interest expense of $59,607 for the three months ended September 30, 2014.  The year to date decrease principally results from changes in the terms of our line of credit financing agreement which became effective in April 2014 reducing our cost of capital and improved collection rates from our two primary customers.  Interest expense subsequently increased by borrowings under our line of credit beginning in December 2014 to fund our operating losses and interest on our note payable in connection with the acquisition of UberScan software in 2015.

Net (Loss) Income

For the nine months ended September 30, 2015, we recorded a net loss of $688,289 or $.03 per share compared to a net loss of $197,966 or $.01 per share for the nine months ended September 30, 2014.  For the three months ended September 30, 2015, we recorded a net loss of $337,754 or $.01 per share compared to net income of $105,870 or $.00 per share for the three months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $19,356 available for working capital needs and planned capital asset expenditures.  During 2015, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable.  Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit.  At September 30, 2015, we had approximately $90,000 of availability under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors.  The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017.  We borrowed $160,000 during 2015 for working capital and have a balance under the line of $355,303 at September 30, 2015.  In addition, during the three months ended March 31, 2015, we borrowed $25,000 from an executive officer.  At September 30, 2015, we have available $44,697 to borrow under the LOC Agreement.  Subsequent to September 30, 2015, the Company borrowed an additional $40,000 under the LOC Agreement.

At September 30, 2015, we had a working capital deficit of approximately $2,161,000 and a current ratio of .11.  This increase in the working capital deficit from approximately $1,032,000 at December 31, 2014 is principally due to the scheduled maturity on January 1, 2016 of notes payable of $419,300 to related parties and $150,000 to banks and others which total $569,300.  We also originated a short-term secured promissory note in the principal amount of $80,000 during the nine months ended September 30, 2015 in connection with the purchase of UberScan software that matures, as amended, on December 31, 2015.  We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.  Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$17,985	$53,494
Net cash used by investing activities	(103,812)	(38,921)
Net cash provided (used) by financing activities	97,415	(15,813)
Net increase (decrease) in cash	$11,588	$(1,240)

Cash Flows from Operating Activities

Cash provided by operations was $17,985 during the nine months ended September 30, 2015 compared with $53,494 for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, our net loss of $688,289, non-cash expenses of $311,185, an increase in cash flows from accounts receivable and other assets of $49,972, and an increase in current liabilities of $345,117 in aggregate resulted in cash flows from our operating activities.  For the nine months ended September 30, 2014, our net loss of $197,966, non-cash expenses of $158,634, a decrease in accounts receivable and other assets of $68,691 and an increase in current liabilities of $24,135 in aggregate resulted in cash flows from our operating activities.

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments by using cash generated by operations and financing our accounts receivable.  We bill our clients periodically after services are performed, depending on the contract terms.

We continue to hire additional sales personnel in an effort to increase commercial and U.S. Government agency sales and cyber security assessment and virtualization project sales.  Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters.  As a result, we may or will experience net losses from these investments in personnel until sufficient sales are generated.  We expect to continue to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows from Investing Activities

Cash used by investing activities was $103,812 and $38,921 during the nine months ended September 30, 2015 and 2014, respectively.  In 2015, we invested $100,000 to purchase the UberScan software to perform security assessments and incurred $3,812 for capital expenditures for computer hardware and software.   In 2014, cash used by investing activities was $38,921 for expenditures for computer hardware and software of $20,271.  In 2014, we relocated our offices to more efficient space in the same office park and incurred costs for cabling our computer networks and the work stations for our newly hired sales personnel of $8,650.  During the nine months ended September 30, 2014, we made equity investments in goSudo of $10,000.

We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.   Beginning in April 2015, we invested in improvements to the functions and performance of UberScan software, which costs were expensed as incurred.

Cash Flows used by Financing Activities

Cash provided by financing activities was $97,415 as compared to cash used of $15,813 for the nine months ended September 30, 2015 and 2014, respectively.  In 2015, we borrowed $160,000 for working capital under our LOC agreement and $25,000 from an executive officer.  We made principal payments of $61,178 to related parties.  During 2015 and 2014, we made principal payments on other notes payable of $26,407 and $15,813, respectively.  We anticipate that we will use $26,950 during the next twelve months for contractual amounts due to the PBGC and our LOC agreement with a director.  We continue to evaluate repayment of other notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000.  This provides us with the cash needed to finance certain costs and expenses.  At September 30, 2015, we had financing availability, based on eligible accounts receivable, of approximately $90,000 under this line.  We pay fees based on the length of time that the invoice remains unpaid.  In October 2015, the Company borrowed an additional $40,000 under its $400,000 LOC Agreement with a director bringing the principal balance outstanding to $394,699.

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

PART II - OTHER INFORMATION

Item 5. Other Information.

On August 24, 2015, the Company entered into an amendment of a note payable to Dan Cappa for $175,000, previously due on January 1, 2016, and extended the maturity date to August 31, 2018.

On October 6, 2015, the Company entered into an amendment of a note payable to UberScan, LLC for $80,000, previously due on October 7, 2015, and extended the maturity date to December 31, 2015.

Item 6.  Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 16 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date November 13, 2015	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2015	/s/ James Witzel
James Witzel
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015.*

10.2	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015.*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________________
*  Filed as an exhibit hereto.