Form 10-K
period 2015-12-31
INFINITE GROUP INC
filed 2016-04-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No   ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.0999 on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $950,000.

As of April 14, 2016, 29,061,883 shares of the registrant's common stock were outstanding.

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
●
Third party software licenses for our SMB partners; and
●
Project management.

We derived approximately 84% of our sales in 2015 and 80% in 2014 from federal, state and local government contracts as either a prime contractor or a subcontractor.

During 2015, we derived approximately 60% of our sales from one client, Hewlett-Packard Enterprise, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We provide support to professional service organizations of software companies and commercial entities that need additional skilled resources when implementing solutions. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications. During 2015, we provided professional services to these clients from whom we derived approximately 26% of our sales. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients of which approximately 70% are U.S. Government agencies and 30% are commercial entities. Our experience with cloud and virtualization computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud and virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

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

During 2015, we continued to provide expert management services to customers in a number of sectors including manufacturing.  We leveraged existing bar-code technology to improve plant productivity by eliminating repetitious, manual operations.  Expansion of this technology throughout the year continued to reduce errors while improving production operations and inventory control.  By partnering with several business units, we introduced methods that streamlined processes and delivered key, automated reports which improved forecasting while reducing manual effort, all resulting in increased efficiency.   Strategic deployment of technology-based solutions within the customer enterprise has positioned our customer for continued growth with a positive impact to their bottom line.

During 2014, we performed system characterizations and internal and external vulnerability network scans using third-party proprietary software known as ÜberScan. In February 2015, we purchased all rights to the software from ÜberScan, LLC and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment services using the ÜberScan software. We increased our cybersecurity sales using our proprietary ÜberScan software by selling cybersecurity services directly to end customers. We provide technical and executive summary reports of ongoing risks, identify and prioritize security vulnerabilities and communicate remediation recommendations to end customers. During 2015, we invested in software development and upgraded and added to the feature sets in ÜberScan software to improve its current and future marketability. We also created a new cybersecurity product, ÜberGuard, that we began to market in late 2015. During 2016, we have continued to add features and created a new version. We are now marketing ÜberGuard as a product that assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. The system initiates and runs custom internal and external vulnerability scans, generates reports, and manages remediation from one interface. It also centralizes, creates and updates a user’s cybersecurity policies. We market ÜberGuard with an annual license fee.

Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Maryland, North Carolina, South Carolina, and Virginia. We are able to provide onsite service to most locations around the world including military bases.

As of December 31, 2015, we had 69 full-time employees and information technology independent contractors. Approximately 15% of our employees hold U.S. Government security clearances. We possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We had sales of approximately $7.9 million in 2015 and approximately $8.6 million in 2014. We generated an operating loss of approximately $455,000 in 2015 as compared to an operating loss of approximately $52,000 in 2014.

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
The Company has established four pillars or business groups to focus on:
●
Cybersecurity bringing innovative solutions to market such as ÜberGuard and performing cybersecurity projects;
●
The commercial SMB market by bringing IT solutions to the Company’s channel partners such as Webroot, which provides endpoint and mobile protection and cloud backup solutions, and ÜberStore, a cloud-based backup and recovery solution;
●
Managed services by providing optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization services, and management of server, network and mobile devices; and
●
Product development including on demand software engineering and development of proprietary products to fit current customer needs.

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

Department of Homeland Security (DHS) Eagle II. In September 2013, DHS made awards to prime contractors under its seven-year $22 billion Enterprise Acquisition Gateway for Leading Edge Solutions II (EAGLE II) program. Contracts are Multiple Award, Indefinite-Delivery, Indefinite-Quantity (IDIQ) to provide information technology solutions through performance of a wide range of support services. DHS issued the solicitation for EAGLE II in November 2010. We bid for work under EAGLE II with teaming members and are a specifically named small business partner with one of the prime contractor awardees. This provides us with new opportunities to generate sales to DHS. Although we have earned no revenues to date, EAGLE II task orders are expected to be issued in future periods.

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

Certifications and Partner Agreements

VMware Enterprise Solution Provider and Consulting Subcontractor. Since 2007, we have been approved as a VMware Authorized Consultant (VAC) by VMware, Inc. a subsidiary of EMC Corporation. VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology.

We recognized an increasing demand for VMware related services in the public sector (U.S. Government and state marketplace) and joined VMware’s Consulting and Integration Partner (CIPP), a program, specifically targeted toward highly skilled and committed partners. We have grown to become one of VMware’s largest providers of outsourced consulting, having completed over 700 projects around the globe and in market sectors including U.S. Government, state governments, education, and commercial corporations.

During 2015, we became a VMware Enterprise Level Solution Provider (ESP) where we still have the benefits of an architect, integration and service partner along with the ability to sell VMware licenses. We believe that this has positioned us to create our own opportunities to sell VMware licenses directly to end customers and still service the customer under our current relationship with the VMware Professional Services Organization. We are registered with the U.S. Federal and Education Specializations within VMware.

These certifications are examples of our concerted effort to grow and expand our virtualization practice. Recently, VMware designated us as one of an elite group of partners that will be authorized to sell VMware licenses to State and Local government and Education (SLED) customers throughout New York State under their 2016 New York State Information Technology Service (ITS) Manufacturer Umbrella Contract. We are working with a number of current and potential clients.  We believe that our virtualization experience and expertise with VMware will offer opportunities to increase sales, particularly in the cloud computing market.

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

Hewlett Packard Enterprise (HPE) Global Procurement Master Terms Agreement. We are a member of a select group of suppliers that enables HPE to purchase products and services from us under a global procurement master agreement and as specified in a statement of work.  HPE has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients.  The program comprises practical tools and services that we anticipate will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry in order to generate more revenue.  Our global procurement master agreement with HPE runs to January 2019.

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

Company Information Available on the Internet

We maintain a website at www.IGIus.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, ÜberGuard, and services at http://uberguard.com/. The content of our websites shall not be deemed part of this report.

Employees

At December 31, 2015, we have 69 full-time employees and independent contractors, including 54 in information technology services, two in executive management, five in accounting, finance and administration, and eight in marketing and sales. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in information technology services as we expand our sales.

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

We derived approximately 84% of our sales in 2015 and 80% in 2014 from federal, state and local government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the U.S. Government.

Because we derive a significant portion of our sales from contracts with the U.S. Government, we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. Changes in U.S. Government budgetary priorities could directly affect our financial performance. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in U.S. Government contracting policies, could cause U.S. Governmental agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental agencies often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our U.S. Government contracting business include, but may not be limited to:

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

We derived approximately 86% of our sales in 2015 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2015, we had current liabilities, including trade payables, of approximately $2.1 million and long-term liabilities of $2.1 million. We had a working capital deficit of approximately $1.9 million and a current ratio of .08. If we experience working capital shortages that impair our business operations and growth strategy, our business, operations and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2015 we received approximately $3.6 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2015, we have current notes payable of $120,000 to related parties, $72,000 to third parties, and current maturities of long-term obligations of approximately $279,000. Included in the $279,000 are convertible notes payable of $100,000 which mature on October 3, 2016, $150,000 which mature on December 31, 2016, and $29,000 of current maturities due throughout 2016. We have $419,000 due to related parties which mature on January 1, 2017. We have other maturities of our long-term notes to related and third parties of $959,000 in 2017 and $690,000 in 2018. We cannot provide assurance that we will be able to obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2015, we had financing availability, based on eligible accounts receivable, of approximately $20,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

We rely on two customers for a large portion of our revenues.

We depend on two customers for a large portion of our revenue. During 2015, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.1% of total sales and 29.1% of accounts receivable at December 31, 2015. Sales to another client, which consisted of sales under subcontracts, accounted for 25.7% of sales in and 36.2% of accounts receivable at December 31, 2015. The loss of one of these customers or a material subcontract with one of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

If we fail to pay the balance of the purchase price for our ÜberScan software when due, our cyber security business would be materially adversely affected.

We paid $80,000 of the purchase price for the ÜberScan software in the form of a secured promissory note which maturity has been extended to June 30, 2016. As security for our obligations under the note, we granted the seller a lien on the ÜberScan software. If we do not pay the note, that has a balance of $42,000 at December 31, 2015, when due (after all applicable grace periods), the seller will have all the remedies of a secured party under the Uniform Commercial Code, including the right to take possession of the UberScan software and to sell it in order to satisfy our obligations under the note. Additionally, in connection with our purchase of the ÜberScan software, we granted an affiliate of the seller a perpetual, royalty-free, non-exclusive license to continue to use the ÜberScan software to service its existing commercial customers in the same manner as it had serviced them prior to the sale. Our license agreement with that affiliate of the seller provides that in the event of a default under the promissory note (after all applicable grace periods), all restrictions on the license granted to the affiliate will lapse and the affiliate will be entitled to use the ÜberScan software for any purpose. If we fail to pay the promissory note when due (after all applicable grace periods) and the seller takes possession of the ÜberScan software, we would lose all rights to it. If the affiliate of the seller is able to use the ÜberScan software without restriction, the value to us of the ÜberScan software would be materially diminished. In either case, our cyber security business would be materially adversely affected.

Our investments in cyber security and other business initiatives may not be successful.

We have invested in and continue to invest in cyber security capabilities to add new products and services to address the needs of our clients. Our investments may not be successful or increase our revenues. If we are not successful in creating value from our investments by increasing sales, our financial condition and prospects could be harmed.

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

As of March 21, 2016, one related party and one third party, who is a former member of the board of directors, hold convertible notes payable with the right to convert the notes payable and accrued interest into shares of common stock at $.05 per share. Another related party has the right to convert a note payable at $.16 per share. If these parties converted all of the principal and accrued interest into common stock, these three individuals would own approximately 13.6%, 30.5% and 3.2%, respectively, (47.3% in the aggregate of our then outstanding common stock, excluding stock options and warrants). However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards. We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.

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

The closing market price for our common stock varied between a low of $.02 in and a high of $.17 in December 2015. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the Over The Counter (OTC) Bulletin Board.  Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop.  The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk.  Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the OTC Bulletin Board.  However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover, our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the OTC Bulletin Board.

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

At December 31, 2015	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$ 64,900	May 31, 2016

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

Bid Prices
Year Ended December 31, 2015	High	Low

First Quarter	$ .05	$ .02
Second Quarter	$ .13	$ .02
Third Quarter	$ .10	$ .04
Fourth Quarter	$ .17	$ .02

Year Ended December 31, 2014	High	Low

First Quarter	$ .12	$ .08
Second Quarter	$ .09	$ .04
Third Quarter	$ .07	$ .03
Fourth Quarter	$ .06	$ .03

At March 21, 2016, we had 218 record stockholders and approximately 1,500 beneficial stockholders.

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

Business Overview

The Company has established four pillars or business groups to focus on:
●
Cybersecurity bringing innovative solutions to market such as ÜberGuard and performing cybersecurity projects;
●
The commercial SMB market by bringing IT solutions to the Company’s channel partners such as Webroot, which provides endpoint and mobile protection and cloud backup solutions, and ÜberStore, a cloud-based backup and recovery solution;
●
Managed services by providing optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization services, and management of server, network and mobile devices; and
●
Product development including on demand software engineering and development of proprietary products to fit current customer needs.

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. In addition, we provide IT solutions that address mobility and unified communications. Our cybersecurity practice provides information security services including internal and external security assessments and recommended solutions. We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

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

We derived approximately 84% of our sales in 2015 and 80% in 2014 from federal, state and local government contracts as either a prime contractor or a subcontractor.

During 2015, we derived approximately 60% of our sales from one client, including sales under subcontracts for services to several of its end clients including a large enterprise Fortune 100 company and a major establishment of the U.S. Government (the “U.S. Government Entity”) for which we manage one of the nation’s largest Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We provide support to professional service organizations of software companies that need additional skilled resources when implementing solutions. Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications. During 2015, we provided professional services to clients from whom we derived approximately 26% of our sales. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients of which approximately 70% are U.S. Government agencies and 30% are commercial entities. Our experience with cloud and virtualization computing related software has placed us in a position to take advantage of a growing trend towards Managed IT Services, particularly in the SMB space. We believe that the cloud and virtualization experience that we gained from working with large institutions and government agencies differentiates us from our competition, particularly within the SMB space. Accordingly, increasing our revenues from direct sales to SMBs is one of our priorities.

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

During 2015, we continued to provide expert management services to customers in a number of sectors including manufacturing.  We leveraged existing bar-code technology to improve plant productivity by eliminating repetitious, manual operations.  Expansion of this technology throughout the year continued to reduce errors while improving production operations and inventory control.  By partnering with several business units, we introduced methods that streamlined processes and delivered key, automated reports which improved forecasting while reducing manual effort, all resulting in increased efficiency.   Strategic deployment of technology-based solutions within the customer enterprise has positioned our customer for continued growth with a positive impact to their bottom line.

During 2014, we performed system characterizations and internal and external vulnerability network scans using third-party proprietary software known as ÜberScan. In February 2015, we purchased all rights to the software from ÜberScan, LLC and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment services using the ÜberScan software. We increased our cybersecurity sales using our proprietary ÜberScan software by selling cybersecurity services directly to end customers. We provide technical and executive summary reports of ongoing risks, identify and prioritize security vulnerabilities and communicate remediation recommendations to end customers. During 2015, we invested in software development and upgraded and added to the feature sets of ÜberScan software to improve its current and future marketability. We also created a new cybersecurity product, ÜberGuard, that we began to market in late 2015. During 2016, we have continued to add features and created a new version. We are now marketing ÜberGuard as a product that assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. The system initiates and runs custom internal and external vulnerability scans, generates reports, and manages remediation from one interface. It also centralizes, creates and updates a user’s cybersecurity policies. We market ÜberGuard with an annual license fee.

We provide on and off-site client support to best meet our clients' needs. We have several contract vehicles that enable us to deliver a broad range of our services and solutions as a prime contractor or subcontractor to the U.S., state and local governments and commercial customers.

Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Maryland, North Carolina, South Carolina, and Virginia. We are able to provide onsite service to most locations around the world including military bases.
As of December 31, 2015, we had 69 full-time employees and information technology independent contractors. Approximately 15% of our employees hold U.S. Government security clearances. We also possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications.

We had sales of approximately $7.9 million in 2015 and approximately $8.6 million in 2014. We generated an operating loss of approximately $455,000 in 2015 and $52,000 in 2014.

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

Although we believe we have opportunities for sales growth with government and commercial clients, the lengthy and uncertain procurement processes may cause our sales to grow slowly and result in inconsistent operating income or in operating losses until our sales are at a level sufficient to support our operations. We understand that the U.S. Government has expressed its intention to reduce its budgets related to technical services contracts in the coming years, which may impact our ability to increase our sales to certain U.S. Government agencies. As a business development strategy, we jointly bid with prime contractors on large government wide procurements. If an award is made and our team wins, we expect to be allocated a portion of sales to a U.S. Government agency under the small business requirement.

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

Results of Operations - Comparison of the years ended December 31, 2015 and 2014

The following table compares our statements of operations data for the years ended December 31, 2015 and 2014.

Year Ended December 31,
					2015 vs. 2014
		As a % of		As a % of	Amount of	% Increase
	2015	Sales	2014	Sales	Change	(Decrease)

Sales	$7,945,921	100.0%	$8,567,736	100.0%	$(621,815)	(7.3)%
Cost of sales	5,994,857	75.4	6,386,182	74.5	(391,325)	(6.1)
Gross profit	1,951,064	24.6	2,181,554	25.5	(230,490)	(10.6)
General and administrative	1,518,958	19.1	1,302,329	15.2	216,629	16.6
Selling	887,445	11.2	930,897	10.9	(43,452)	(4.7)
Total costs and expenses	2,406,403	30.3	2,233,226	26.1	173,177	7.8
Operating loss	(455,339)	(5.7)	(51,672)	(.6)	(403,667)	781.2
Loss on investment	(109,000)	(1.4)	(168,000)	(2.0)	(59,000)	(35.1)
Interest expense	(246,743)	(3.1)	(278,328)	(3.2)	(31,585)	(11.3)
Net loss	$(811,082)	(10.2)%	$(498,000)	(5.8)%	$(313,082)	62.9%

Net loss per share - basic and diluted	$(.03)		$(.02)		$(.01)

Sales

Sales for 2015 were $7,945,921 a decrease of $621,815 or 7.3% as compared to sales for 2014 of $8,567,736. Sales of virtualization projects decreased during 2015 as compared to 2014 by approximately $530,000 as our volume of sales opportunities decreased. We also realized sales decreases during 2015 as compared to 2014 of approximately $300,000 due to a lower rate when our principal contract with Hewlett-Packard Enterprise was renewed for its twelfth consecutive year. This rate reduction will continue through the next annual contract renewal date of October 1, 2016. During 2015, we began to deliver cyber security assessments, reports and other cyber security services and we sold third party software licenses to our SMB partners, which offset a portion of the 2015 sales decreases stated above.

One of our priorities is to increase sales. During 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to continue to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services and is related to our sales. Cost of sales for 2015 was $5,994,857 or 75.4% of sales as compared to $6,386,182 or 74.5% of sales for 2014. Gross profit was $1,951,064 or 24.6% of sales for 2015 compared to $2,181,554 or 25.5% of sales for 2014.

Gross profit was affected by sales decreases of approximately $300,000 during 2015 due to a lower rate when our principal contract with Hewlett-Packard Enterprise was renewed for its twelfth consecutive year. On an annual basis, this reduces our gross profit margin by approximately 3.8%. This decrease was offset by gross profit earned from our sales of third party software licenses to our SMB partners.

General and Administrative Expenses

General and administrative expenses include bad debt expense and corporate overhead such as compensation and benefits for administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for 2015 increased by $216,629 or 16.6% from $1,302,329 for 2014 to $1,518,598 for 2015. As a percentage of sales, general and administrative expenses were 19.1% for 2015 and 15.2% for 2014.

During 2015, the accounts receivable balance of $110,000 due from Sudo.me Corporation (goSudo) was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. As a result, bad debt expense of $110,000 was recorded for 2015 and is included in general and administrative expenses. The increase in general and administrative expenses in 2015 is also a result of increases in professional fees of approximately $40,000 in connection with the purchase of ÜberScan software and public reporting requirements and the addition of an executive officer, Chief Administrative Officer, in October 2014 who is responsible for working with other key executives to develop and implement our strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions. In 2015, we realized expense reductions of approximately $34,800 for stock options expense and approximately $43,000 for shareholder investor relations and communications expense.

     Selling Expenses

For 2015, we incurred selling expenses of $887,445 compared to $930,897 for 2014, a decrease of $43,452 or 4.7%. These changes are due to various minor changes in expense items from period to period and a decrease in stock options expense of approximately $12,500 in 2015. In 2015, we hired employees to focus on increasing our cybersecurity and virtualization project, services and software sales. However, we eliminated certain sales positions which offset a portion of the expenses associated with these new personnel.

      Operating Loss

For 2015 our operating loss was $455,339 compared to $51,672 for 2014, an increase of $403,667. The increase in our operating loss is principally attributable to a decrease in gross profit of $230,490 an increase in our general and administrative expenses of $216,629, which includes bad debt expense on a note receivable of $110,000, offset by a decrease in selling expense of $43,452 during 2015.

Loss on Investment

During 2014 and 2013, we purchased an aggregate of 300,000 shares of Series A Convertible Preferred Stock of goSudo for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. There were no additional purchases in 2015. As a result, at December 31, 2015 and 2014, we own approximately 9.4% of the total outstanding shares of goSudo. goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report). The investment is accounted for using the equity method since our management exercises significant influence over the operating and financial policies of goSudo. The investment was fully reserved and written down to zero during 2015. We recorded a loss on investment of $109,000 during 2015 ($168,000 - 2014).

       Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $246,743 for 2015, a decrease of $31,585 from interest expense of $278,328 for 2014. The decrease principally results from changes in the terms of our line of credit financing agreement which became effective in April 2014 reducing our cost of capital and improved collection rates from our two primary customers. Interest expense subsequently increased by borrowings under our line of credit beginning in December 2014 to fund our operating losses and interest on our note payable in connection with the acquisition of ÜberScan software in 2015.
Net Loss

For 2015, we recorded a net loss of $811,082 or $.03 per share compared to a net loss of $498,000 or $.02 per share for 2014.

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

Liquidity and Capital Resources

At December 31, 2015, we had cash of $13,510 available for working capital needs and planned capital asset expenditures. During 2015, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2015, we had approximately $20,000 of availability under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. We borrowed $200,000 during 2015 for working capital and have a balance outstanding under the line of $394,028 at December 31, 2015. We borrowed $200,000 under the LOC Agreement during 2014 for working capital. In addition, during 2015, we borrowed $25,000 from an executive officer.

At December 31, 2015, we had a working capital deficit of approximately $1,900,000 and a current ratio of .08. This increase in the working capital deficit from approximately $1,032,000 at December 31, 2014 is principally due to a decrease in accounts receivable of approximately $243,000, an increase in accounts payable and accrued expenses of approximately $325,000, and the scheduled maturity of notes payable due to third parties of $100,000 on October 3, 2016 and $150,000 on December 31, 2016. We also originated a short-term secured promissory note in the principal amount of $80,000 during 2015 in connection with the purchase of ÜberScan software that matures, as amended, on March 31, 2016 with a current balance of $42,000. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Our objective is to improve our working capital position through profitable operations.

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

We believe the capital resources available under our factoring line of credit, cash from additional related party and third party loans and cash generated by improving the results of our operations will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months. However, if we do not improve the results of our operations in future periods, we expect that additional working capital will be required to fund our business. There is no assurance that in the event we need additional funds that adequate additional working capital will be available or, if available, will be offered on acceptable terms.

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

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with three draws of $200,000 on March 29, 2016, $200,000 in July 1, 2016 and $100,000 on October 1, 2016. Borrowings bear interest at 6% with interest due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, we paid the lender a fee consisting of 2,500,000 shares of our common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of our common stock on the OTC Bulletin Board on that date. The lender has piggy back registration rights for these shares. Our Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years ended December 31,
	2015	2014
Net cash provided (used) by operating activities	$5,857	$(77,703)
Net cash used by investing activities	(103,812)	(68,966)
Net cash provided by financing activities	103,697	137,490
Net increase (decrease) in cash	$5,742	$(9,179)

Cash Flows Provided (Used) by Operating Activities

Cash provided by operations was $5,857 during 2015 compared with cash used of $77,703 for 2014. For 2015, our net loss of $811,082, non-cash expenses for depreciation and amortization, stock based compensation and loss on equity investment totaling of $341,750, an increase in cash flows from accounts receivable and other assets of $141,294, and an increase in current liabilities of $333,895 in aggregate resulted in cash flows from our operating activities.

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

During 2015, we hired several additional sales personnel in an effort to increase commercial and U.S. Government agency sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for several quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings. Our primary goal is to increase sales and generate cash flow from operations.

Cash Flows Used by Investing Activities

Cash used by investing activities was $103,812 and $68,966 during 2015 and 2014, respectively. In 2015, we invested $100,000 to purchase the ÜberScan software to perform security assessments and incurred $3,812 for capital expenditures for computer hardware and software.

Beginning in April 2015, we invested in software development and upgraded and added to the feature sets of our ÜberScan software to improve its future marketability. We also created a new cybersecurity product, ÜberGuard, that we began to market in late 2015. These software development costs were expensed as incurred. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash used by investing activities for 2014 was $68,966 which included capital expenditures for computer hardware and software of $30,316. In 2014, we relocated our offices to more efficient space in the same office park and incurred costs of $8,650 for cabling our computer networks and work stations for our newly hired sales personnel. During 2014, we made equity investments in goSudo of $30,000.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $103,967 for 2015 as compared to $137,490 for 2014. In 2015, we borrowed $200,000 for working capital under our LOC agreement with a related party and $25,000 from an executive officer. During 2015 and 2014, we made principal payments to related parties of $68,896 and $41,324, respectively, and payments on other notes payable of $52,407 and $21,186 respectively.

A convertible note payable for $175,000 that was scheduled to mature on January 1, 2016 was extended to August 31, 2018. Our convertible related party notes payable for $473,000 that were scheduled to mature on December 31, 2015 were extended to January 1, 2017.

Our current maturities of long-term debt obligations total $278,979 at December 31, 2015 consisting of $28,979 for contractual amounts due to the PBGC and our LOC agreement with a director and $250,000 for maturing convertible notes. During 2016, we plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of other notes payable based on our cash flow.

Critical Accounting Policies and Estimates

There are several accounting policies that we believe are significant to the presentation of our financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to our financial statements presents a summary of significant accounting policies. The most critical accounting policies follow.

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

Client deposits received in advance are recorded as liabilities until associated services are completed. During 2015, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.1% of total sales (compared to 60.2% in 2014) and 29.1% of accounts receivable at December 31, 2015 (compared to 27.8% at December 31, 2014). Sales to another client, which consisted of sales under subcontracts, accounted for 25.7% of sales in 2015 (compared to 30.7% in 2014) and 36.2% of accounts receivable at December 31, 2015 (compared to 49.6% at December 31, 2014).

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

Deferred Tax Asset Valuation and Income Taxes

Management calculates the future tax benefit relating to certain tax timing differences and available net operating losses and credits available to offset future taxable income. This deferred tax asset is then reduced by a valuation allowance if management believes it is more likely than not that all or some portion of the asset will not be realized. This estimate is based on historical profitability results, expected future performance and the expiration of certain tax attributes which give rise to the deferred tax asset. As of the balance sheet dates, a reserve has been established for the entire amount of the deferred tax asset. In the event, we generate future taxable income we will be able to utilize the net operating loss carry forwards subject to any utilization limitations. This will result in the realization of the deferred tax asset, which has been fully reserved. As a result, we would have to revise estimates of future profitability and determine if its valuation reserve requires downward adjustment.

At December 31, 2015, we had federal net operating loss carryforwards of approximately $7,200,000 and various state net operating loss carryforwards of approximately $2,400,000 which expire from 2018 through 2035.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

We periodically review tax positions taken to determine if any uncertainty exists related to those tax positions. We do not have any material unrecognized tax benefit at December 31, 2015. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014, we recognized no interest and penalties.

Stock Option Awards

We apply the provisions of FASB ASC 718, “Compenation - Stock Compensation,” and recognize compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards. We use the Black-Scholes option pricing model to determine the estimated fair value of the awards.

The compensation cost that has been charged against income for options granted to employees under the plans was $53,853 and $110,340 for the years ended December 31, 2015 and 2014, respectively.

For stock options issued as non-ISO, a tax deduction is not allowed for income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of our common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, we have recorded a valuation allowance to reduce its gross deferred tax asset to zero. As a result, for 2015 and 2014, there is no income tax expense impact from recording the fair value of options granted. No tax deduction is allowed for stock options issued as ISO’s.

During 2015, we used volatility of 100% when computing the value of stock options and warrants. This is based on our historic volatility. The expected life of the options is assumed to 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718-10-S99 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about exercise behavior is available. The expected dividend yield is zero percent. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 1.49% to 1.78% for 2015.

Equity Instruments Issued to Consultants and Vendors in Exchange for Goods and Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 718, “Compensation - Stock Compensation” . The measurement date for the fair value award of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. We use the Black-Scholes option-pricing model to determine the fair value of the awards. The fair value of the equity instrument is recognized over the term of the consulting agreement. We periodically evaluate the likelihood of reaching the performance requirements and recognize consulting expense over the expected term associated with these performance based awards once it is probable the consultants will achieve their performance criteria and the awards will become vested.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company adopted the standard as of December 31, 2015.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not believe this guidance will have a material effect on our financial statements when adopted.

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. The Company does not believe this guidance will have a material effect on our financial statements when adopted.

In February 2016, the FASB issued amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on our financial statements.

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

       (b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

       (c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 31, 2015, we entered into amendments to our notes payable of $264,000 with Allan Robbins, a member of our board of directors until December 31, 2015, $143,200 with Northwest Hampton Holdings, LLC, which is owned by our Chief Executive Officer and President, and $9,000 with James Witzel, our Chief Financial Officer, that were scheduled to mature on January 1, 2016 to extend each note’s maturity date to January 1, 2017.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with three draws of $200,000 on March 29, 2016, $200,000 in July 1, 2016 and $100,000 on October 1, 2016. Borrowings bear interest at 6% with interest due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, we paid the lender a fee consisting of 2,500,000 shares of our common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of our common stock on the OTC Bulletin Board on that date. The lender has piggy back registration rights for these shares. Our Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by U.S. Securities and Exchange Commission rules.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below are the names, ages and positions of our executive officers and directors.
Name	Age	Position	Affiliated Since
James Villa (1)	58	Chairman of the Board, Chief Executive Officer and President	2003
Donald W. Reeve (1)	69	Director	2013
Andrew Hoyen	45	Chief Administrative Officer and Senior Vice President of Business Development	2014
James Witzel	62	Chief Financial Officer	2004

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

Committees of the Board of Directors

Our Board has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Mr. Villa and Mr. Reeve.

Audit Committee Financial Expert

Our audit committee is comprised of Mr. Villa, as chairman, and Mr. Reeve. The Board has determined that Mr. Villa qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Neither Mr. Villa nor Mr. Reeve is independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of business conduct and ethics is posted on our website at www.IGIus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2015.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2015 and 2014, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2015 (together, the “Named Executives”).

Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation (2)	Total

James Villa
Chairman, President and Chief	2015	$208,455	$-	$943	$209,398
Executive Officer	2014	$200,687	$50,850	$990	$252,527

William S. Hogan
Chief Operations Officer	2015	$222,993	$1,420	$943	$225,356
	2014	$214,687	$-	$375	$215,062

Andrew Hoyen
Chief Administrative Officer	2015	$204,993	$-	$329	$205,322
and Senior Vice President of	2014	$39,863	$12,900	$25	$52,788
Business Development (3)

James Witzel
Chief Financial Officer	2015	$156,429	$1,420	$1,447	$159,296
	2014	$150,597	$25,267	$375	$176,239

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

(2)
Reflects life insurance premiums paid by the Company.

(3)
Employment commenced on October 1, 2014.

Stock Options
The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date

James Villa	333,333	166,667	$.115	1/20/2024

Andrew Hoyen	200,000	300,000	$.04	11/30/2019

James Witzel	50,000	-	$.37	4/10/2016
	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	140,000	70,000	$.115	1/20/2024
	100,000	-	$.05	12/30/2024
	40,000	-	$.05	3/2/2025

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2015, Donald W. Reeve held options (i) immediately exercisable for 600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024 and (ii) 500,000 shares of our common stock at an exercise price of $.15 per share which expires on September 4, 2023. Options for 100,000 shares vested immediately on the September 4, 2013 grant date with the balance vesting in equal annual installments of 100,000 through September 4, 2017. On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with Mr. Reeve. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 21, 2016 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Donald W. Reeve	1,510,000(3)	5.5%
James Villa	4,674,796(4)	15.0%
Andrew Hoyen	505,000(5)	1.9%
James Witzel	1,798,980(6)	6.4%
All Directors and Officers (4 persons) as a group	8,488,776(2)	24.9%

5% Stockholders:

Paul J. Delmore	2,367,000(7)	8.9%
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101

Allan M. Robbins	11,260,490(8)	30.6%
44 Hampstead Drive
Webster, NY 14580

David N. Slavny	2,367,320(9)	8.4%
c/o Infinite Group, Inc.
80 Office Park Way
Pittsford, New York 14534

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 21, 2016 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 21, 2016, we had 26,561,883 shares of common stock outstanding.
(2)
Assumes that all currently exercisable options and convertible securities owned by members of the group have been exercised.
(3)
Includes 900,000 shares subject to currently exercisable options.
(4)
Includes 4,174,796 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $62,440 through March 21, 2016; and 500,000 shares subject to currently exercisable options.
(5)
Includes 250,000 shares, which are issuable upon the conversion of a note principal in the amount of $25,000 through March 21, 2016; and 200,000 shares subject to currently exercisable options.
(6)
Includes 272,965 shares, which are issuable upon the conversion of notes including principal in the amount of $9,000 and accrued interest in the amount of $4,651 through March 21, 2016; and 1,248,000 shares subject to currently exercisable options.
(7)
Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(8)
Includes 10,235,490 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $225,593 through March 21, 2016; and 25,000 shares subject to currently exercisable options.
(9)
Includes 615,000 common shares held by David N. Slavny, our director of business development, 1,500,000 shares subject to currently exercisable options granted to Mr. Slavny, and 252,320 shares which are issuable upon the conversion of notes payable to David N. and Leah Slavny in the principal amount of $40,150 and accrued interest in the amount of $221 through March 21, 2016. Excludes 939,500 shares held by the David N. Slavny Family Trust for which David N. Slavny disclaims beneficial interest.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, an aggregate of 768,000 shares were available under our 2009 stock option plan (the “2009 Plan”) for option grants. The 1996, 1997, 1998, 1999, and 2005 Plans have expired.

The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders for the purpose of incentivizing them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expires in February 2019. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

The following table summarizes as of December 31, 2015 the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	2,436,500	$ .27	-
Equity compensation plans not previously approved by security holders (2)	3,232,000	$ .11	768,000
Individual option grants that have not been approved by security holders (3)	2,775,000	$ .13	-
Total	8,443,500	$ .16	768,000
___________________________
(1)
Consists of grants under our 1996, 1997, 1998, 1999, and 2005 Stock Option Plans of which 2,089,833 are exercisable at December 31, 2015.
(2)
Consists of grants under our 2009 Plan of which 2,858,667 are exercisable at December 31, 2015.
(3)
Consists of individual option grants approved by the Board for an aggregate of 2,775,000 common shares of which 1,225,000 are exercisable at December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors and Equity Investment

We are obligated under a convertible note payable to Northwest Hampton Holdings, LLC (“Northwest”). James Villa, our CEO and President, is the sole member of Northwest. At March 21, 2016, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $62,440 which matures on January 1, 2017 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,174,796 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note. Interest of $900 and $21,874 was paid and during 2015 and 2014, respectively. During 2014, we paid off a note payable of $25,000 and paid related accrued interest of $3,749 to Northwest.

At March 21, 2016, Mr. James Witzel, our Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $4,528 which matures on January 1, 2017 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 273,015 shares.

The interest rates on the aforementioned notes payable to Northwest and Mr. Witzel (collectively, the “Notes”) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The Notes are secured by a security interest in all our assets.

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

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000 through December 31, 2017. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested. The note balance was $394,028 at December 31, 2015 and March 21, 2016 with interest at 6.35% payable monthly in arrears.

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

Between June 1, 2012 and September 30, 2015, we provided software development and management services to goSudo. These services were provided on a “cost-plus” basis, but were provided on more favorable terms than our usual and customary rates charged to our customers. Through June 30, 2016 we sublease 2,500 of our leased office space to goSudo at the same terms as our lease at annual rent of $18,097. During 2015, we purchased software development services from goSudo at prices that approximated goSudo‘s direct cost.

During 2014 and 2013, we purchased 300,000 shares of the authorized but unissued shares of Series A stock of goSudo for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at December 31, 2015, we own approximately 9.4% of the total outstanding shares of goSudo. goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report). Our source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $185,833.

During 2015, the investment in goSudo was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at September 30, 2015 due to continued net losses of goSudo. During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. As a result, a loss on investment of $109,000 and bad debt expense of $110,000 were recorded during 2015. During the year 2014, the investment was written down by $168,000 consisting of $68,000 equity interest in the net losses of goSudo and an impairment loss of $100,000.

From 2012 through 2015, Mr. Villa made loans to goSudo and during 2013 converted loans into goSudo Series A stock. In addition, Mr. Villa is one of four members of the board of directors of goSudo, holds the position of President of goSudo and is active in managing goSudo's business. As a result of the foregoing, we are deemed to have significant influence upon goSudo's policy and operating decisions.

David N. Slavny

At March 21, 2016, David N. Slavny, our Director of Business Development and a beneficial owner of approximately 8.4% of our outstanding common stock, held a convertible demand note accruing interest at 11% per. Principal of $59,000 was reduced by payments of $18,850 during 2015 on this note. Interest of $10,776 and $1,636 was paid during 2015 and 2014, respectively. At March 21, 2016, the outstanding principal of $40,150 and accrued interest of $221 is convertible into shares of our common stock at a conversion price of $.16 per share for a total of 252,320 shares.

Director Independence

Our Board has determined that Donald Reeve is “independent” in accordance with the NASDAQ’s independence standards. Our audit and compensation committees consist of Mr. Villa and Mr. Reeve, of which only Mr. Reeve is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards by virtue of their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Audit fees	$83,000	$80,000
Audit related fees	-	-
Total audit and audit related fees	$83,000	$80,000

Audit fees for 2015 and 2014 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2015 and 2014.

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

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the financial statements on page F-1.

(b) Exhibits:

Exhibit
No.	Description
3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)
10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.10	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Promissory Note dated December 31, 2005 in favor of David N. Slavny and Leah A. Slavny. (6)
10.12	Collateral Security Agreement between the Company and David N. Slavny and Leah A. Slavny dated December 31, 2005. (6)
10.13	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.14	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.15	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.16	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.17	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.18	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (9)
10.19	Modification Agreement to Promissory Notes between the Company and David N. Slavny and Leah A. Slavny dated February 6, 2009. (9)
10.20	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.21	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.22	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.23	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.24	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (15)
10.25	Promissory Note in favor of the PBGC dated October 17, 2011. (15)
10.26	Modification Agreement to Promissory notes between the Company and Carle C. Conway dated December 31, 2012. (16)
10.27	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.28	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013. (18)
10.29	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.30	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer. (18) #
10.31	Promissory Note and Security Agreement between the Company and UberScan, LLC. (18)
10.32	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. (18)
10.33	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. (18)
10.34	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (19)
10.35	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (19)
10.36	Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015 *
10.37	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015 *
10.38	Line of Credit Note and Agreement between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016 *
23.1	Consent of Freed Maxick CPAs, P.C., independent registered public accounting firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.INS XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________
*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.
# Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the SEC.

(1)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33- 61856) and incorporated herein by reference.
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
(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed on December 4, 2014.
(18)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
(19)
Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2015.

(b)
Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: April 14, 2016	By:	/s/ James Villa
James Villa, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2016

/s/ James Witzel
James Witzel	Chief Financial Officer	April 14, 2016
(Principal Financial and Accounting Officer)
/s/ Donald W. Reeve
Donald W. Reeve	Director	April 14, 2016

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2015
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC. CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Infinite Group, Inc.

We have audited the accompanying balance sheets of Infinite Group, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, and will be dependent on obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
April 14, 2016

INFINITE GROUP, INC. BALANCE SHEETS
	___ _December 31,____
	2015	2014
ASSETS
Current assets:
Cash	$13,510	$7,768
Accounts receivable, net of allowances of $70,000	117,010	359,599
Prepaid expenses and deferred charges, net	34,948	43,654
Total current assets	165,468	411,021

Property and equipment, net	39,273	60,039

Software, net	153,000	0

Investment	0	109,000

Deposits and deferred charges, net	19,637	36,956
	$377,378	$617,016

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$501,588	$341,977
Accrued payroll	192,246	148,918
Accrued interest payable	583,005	503,014
Accrued retirement	216,913	208,449
Accrued expenses - other	101,388	58,888
Current maturities of long-term obligations	262,000	14,388
Current maturities of long-term obligations - related party	16,979	8,172
Notes payable	72,000	30,000
Notes payable - related parties	119,776	129,000
Total current liabilities	2,065,895	1,442,806

Long-term obligations:
Notes payable:
Banks and other	1,246,999	1,509,018
Related parties	821,349	664,828

Total liabilities	4,134,243	3,616,652

Commitments (Note 14)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares
authorized; 26,561,883 shares issued and outstanding	26,561	26,561
Additional paid-in capital	30,476,095	30,422,242
Accumulated deficit	(34,259,521)	(33,448,439)
Total stockholders’ deficiency	(3,756,865)	(2,999,636)
	$377,378	$617,016

 See notes to financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Sales	$7,945,921	$8,567,736
Cost of sales	5,994,857	6,386,182
Gross profit	1,951,064	2,181,554

Costs and expenses:
General and administrative	1,518,958	1,302,329
Selling	887,445	930,897
Total costs and expenses	2,406,403	2,233,226

Operating loss	(455,339)	(51,672)

Loss on investment	(109,000)	(168,000)

Interest expense:
Related parties	(78,403)	(48,735)
Other	(168,340)	(229,593)
Total interest expense	(246,743)	(278,328)

Net loss	$(811,082)	$(498,000)

Net loss per share – basic and diluted	$(.03)	$(.02)

Weighted average shares outstanding – basic and diluted	26,561,883	26,012,842

 See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2015 and 2014
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	25,961,883	$25,961	$30,259,102	$(32,950,439)	$(2,665,376)

Stock based compensation	0	0	110,340	0	110,340
Shares issued as origination fee	600,000	600	29,400	0	30,000
Stock options issued as origination fee	0	0	23,400	0	23,400
Net loss	0	0	0	(498,000)	(498,000)

Balance - December 31, 2014	26,561,883	$26,561	$30,422,242	(33,448,439)	$(2,999,636)

Stock based compensation	0	0	53,853	0	53,853
Net loss	0	0	0	(811,082)	(811,082)

Balance - December 31, 2015	26,561,883	$26,561	$30,476,095	$(34,259,521)	$(3,756,865)

 See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(811,082)	$(498,000)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock based compensation	53,853	110,340
Depreciation and amortization	68,897	26,490
Bad debt expense on note receivable	110,000	0
Loss on investment	109,000	168,000
(Increase) decrease in assets:
Accounts receivable	132,589	232,446
Prepaid expenses and other assets	8,705	(3,823)
Increase (decrease) in liabilities:
Accounts payable	159,612	25,104
Accrued expenses	165,819	(146,393)
Accrued retirement	8,464	8,133
Net cash provided (used) by operating activities	5,857	(77,703)

Cash flows from investing activities:
Purchase of software	(100,000)	0
Purchases of property and equipment	(3,812)	(38,966)
Investment in equity securities	0	(30,000)
Net cash used by investing activities	(103,812)	(68,966)

Cash flows from financing activities:
Repayments of notes payable	(52,407)	(21,186)
Proceeds from note payable - related parties	225,000	200,000
Repayments of notes payable - related parties	(68,896)	(41,324)
Net cash provided by financing activities	103,697	137,490

Net increase (decrease) in cash	5,742	(9,179)

Cash - beginning of year	7,768	16,947

Cash - end of year	$13,510	$7,768

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$151,589	$234,266

Income taxes	$0	$0

 See notes to financial statements.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. – BASIS OF PRESENTATION

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no sales from customers in foreign countries during 2015 and 2014 and all assets are located in the United States. Certain projects required employees to travel to foreign countries during 2015 and 2014.

NOTE 2. - MANAGEMENT PLANS

The Company reported net losses of $811,082 in 2015 and $498,000 in 2014 and stockholders’ deficiencies of $3,756,865 and $2,999,636 at December 31, 2015 and 2014, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern through April 14, 2017.

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

During 2014, the Company performed vulnerability and security configurations scans against internal and external networks using proprietary software. In February 2015, the Company purchased this software known as UberScan and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment software and project assessments using UberScan (see Note 5). The Company provides technical and executive summary reports of ongoing risks, identifies and prioritizes security vulnerabilities and communicates remediation recommendations. During 2015, the Company developed new software that had many of the functions of ÜberScan but with additional features and functionality. The new product, ÜberGuard is a cybersecurity vulnerability management solution for small and medium sized businesses (SMBs). The Company began to market this product in late 2015.

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

The Company has established four pillars or business groups to focus on:
●
Cybersecurity bringing innovative solutions to market such as ÜberGuard and performing cybersecurity projects;
●
The commercial SMB market by bringing IT solutions to the Company’s channel partners such as Webroot, which provides endpoint and mobile protection and cloud backup solutions, and ÜberStore, a cloud-based backup and recovery solution;
●
Managed services by providing optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization services, and management of server, network and mobile devices; and
●
Product development including on demand software engineering and development of proprietary products to fit current customer needs.

Continue to Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company. The Company plans to raise additional capital during 2016 to build the infrastructure to market its new ÜberGuard cyber security product. Further, the Company’s business plans require improving the results of its operations in future periods.

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months.

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender to provide working capital of $500,000 as discussed in Note 17.

If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.
NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $70,000 for doubtful accounts was reasonably stated at December 31, 2015 and 2014.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. In April 2014, the Company completed a revised financing agreement with the Purchaser. The retained amount was revised to 15% of the total accounts receivable invoice sold to the Purchaser. Previously the retained amount was 20%. The fee for the initial purchase is .466% of the invoice. The fee is charged at prime plus 4% (effective rate of 7.5% at December 31, 2015) against the average daily outstanding balance of funds advanced. Previously, the fee for the first 30 days was 1% and additional fees were charged against the average daily balance of net outstanding funds at the prime rate, which was 3.25% per annum at that time. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2015, the Company sold approximately $7,065,000 ($8,299,000 - 2014) of its accounts receivable to the Purchaser.  As of December 31, 2015, $566,561 ($874,458 - 2014) of these receivables remained outstanding.  Additionally, as of December 31, 2015, the Company had approximately $20,000 available under the financing line with the financial institution ($140,000 – 2014).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $82,341 at December 31, 2015 ($149,573 - 2014), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $79,000 for the year ended December 31, 2015 ($144,000 - 2014). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2015 and 2014.

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

During 2015, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.1% of total sales (60.2% - 2014) and 29.1% of accounts receivable at December 31, 2015 (27.8% - 2014). Sales to another client, which consisted of sales under subcontracts, accounted for 25.7% of sales in 2015 (30.7% - 2014) and 36.2% of accounts receivable at December 31, 2015 (49.6% - 2014).

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2015 or 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2012 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Numerator for basic net loss per share:
Net loss	$(811,082)	$(498,000)
Denominator for basic net loss per share:
Weighted average common shares outstanding	26,561,883	26,012,842
Basic net loss per share	$(.03)	$(.02)

Numerator for diluted net loss per share:
Net loss	$(811,082)	$(498,000)
Denominator for diluted net loss per share:
Weighted average common shares outstanding	26,561,883	26,012,842
Diluted net loss per share	$(.03)	$(.02)

Anti-dilutive shares excluded from net loss share calculation	28,286,546	30,566,892

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

Recent Accounting Pronouncements - In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will evaluate the effect that the updated standard will have on its financial statements and related disclosures and select a transition method.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company adopted the standard as of December 31, 2015. See Note 2.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our financial statements when adopted.

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We do not believe this guidance will have a material effect on our financial statements when adopted.

In February 2016, the FASB issued amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	Depreciable
	Lives			2015	2014

Software	3	to	5 years	$29,004	$29,004
Equipment	3	to	10 years	158,851	155,039
Furniture and fixtures	5	to	7 years	17,735	17,735
Leasehold improvements		3 years		5,874	5,874
				211,464	207,652
Accumulated depreciation				(172,191)	(147,613)
				$39,273	$60,039

Depreciation expense was $24,578 and $25,047 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5. – SOFTWARE

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”) from UberScan, LLC (the “Seller”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. After April 7, 2015, the note began to accrue interest at 10% per annum. Subsequently, the Company and the Seller amended the note to extend the maturity date to March 31, 2016. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. The cost of $180,000 is being amortized over the estimated useful life of five years beginning on the date the asset is placed in service. Annual amortization expense was $27,000 in 2015 and is estimated to be $36,000 in 2016 to 2019 and $9,000 in 2020.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000. The royalties are payable quarterly within 30 days after the end of each calendar quarter. There were no royalties paid or earned during the year ended December 31, 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000. The amount is payable when the total licensing fees paid to the Company less the licensing fee payments made to the Seller equals the difference between $500,000 and the total software development cost. The Company has determined the potential obligation is not probable and accordingly no liability was recorded at December 31, 2015 or 2014.

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

NOTE 6. - INVESTMENT

During 2014 and 2013, the Company purchased an aggregate of 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. goSudo is a customer of the Company. As a result, at December 31, 2015 and December 31, 2014, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

The investment is accounted for using the equity method since Company management exercises significant influence over the operating and financial policies of goSudo. Beginning in 2012 certain officers and directors of the Company made loans to goSudo and converted loans to Series A stock. In addition, one former Company employee, whose employment extended through June 30, 2014, is one of four members of the board of directors of goSudo and was active in managing goSudo's business. The Company’s chief executive officer is a member of the board of directors and is President of goSudo. As a result of the foregoing, the Company is deemed to have significant influence upon goSudo's policy and operating decisions.

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

During 2015, the investment was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at December 31, 2015 due to continued net losses of goSudo.

During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. As a result, a loss on investment of $109,000 and bad debt expense of $110,000 were recorded during 2015. During the year 2014, the investment was written down by $168,000 consisting of $68,000 equity interest in the loss of goSudo and an impairment loss of $100,000.

Unaudited financial information for goSudo as of and for the year ended December 31, 2015 reflects total assets of $38,868 ($10,639 – 2014), total liabilities of $867,105 ($753,305 - 2014), and a net loss of $152,808 ($781,300 – 2014). goSudo is a development stage enterprise and had $122,786 of revenues earned by providing services to the Company for the year ended December 31, 2015 ($0 – 2014).

NOTE 7. - LOAN ORIGINATION FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its board of directors. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested. At December 31, 2015, the Company has deferred origination fees of $53,400 less accumulated amortization expenses of $18,762 with a net carrying value of $34,638 ($51,957 -2014). The Company will amortize the remaining balance at the rate of $17,319 annually in 2016 and 2017.

NOTE 8. - NOTES PAYABLE – CURRENT

Notes payable consists of the following:
	December 31,
	2015	2014

Note payable, 10%, unsecured	$30,000	$30,000
Note payable, 10%, secured by Software (A)	42,000	0
	$72,000	$30,000
(A)
Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software (see note 5). The note is due on June 30, 2016.

Notes payable - related parties consist of:
	December 31,
	2015	2014

Convertible demand note payable to employee, 11% (A)	$49,776	$59,000
Demand note payable to former director, 10%, unsecured	30,000	30,000
Convertible demand note payable to former director, 12%, unsecured (B)	40,000	40,000
	$119,776	$129,000

(A)
Convertible demand note payable to employee, 11% - At December 31, 2015 and 2014, the Company was obligated to an employee for $49,776 and $59,000, respectively, with interest at 11%. The note is secured by a subordinate lien on all of the Company's assets. The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share.

(B) Convertible demand note payable to former director, 12%, - At December 31, 2015 and 2014, the Company was obligated to a former director for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

NOTE 9. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other

Term notes payable - banks and other consist of:
	December 31,
	2015	2014

Note payable, 10%, secured, due January 1, 2018	$265,000	$265,000
Convertible term note payable,12%, secured, due August 31, 2018	175,000	175,000
Convertible notes payable, 6%, due December 31, 2016	150,000	150,000
Term note payable - PBGC, 6%, secured	249,000	261,000
Obligation to PBGC based on free cash flow	569,999	569,999
Convertible term note payable, 7%, secured, due October 3, 2016	100,000	100,000
Term notes payable - banks, secured	0	2,407
	1,508,999	1,523,406
Less: current maturities	262,000	14,388
	$1,246,999	$1,509,018

Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. All of these borrowings bear interest at 10% and are due, as modified on January 1, 2018. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

Convertible term note payable, 12%, secured, due August 31, 2018 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and is due, as modified on August 31, 2018 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

Convertible notes payable, 6%, due December 31, 2016 - At December 31, 2015, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2014). The principal is convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2015 (6.0% - 2014). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the “Settlement Agreement”), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) for $300,000 bearing interest at 6% per annum amortizing in quarterly payments over a seven-year period with a balloon payment of $219,000 due on September 15, 2018.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation is contingent upon the Company earning free cash flow in excess of defined amounts which vary by year. The annual amount is due fifteen days after the issuance of the Company’s audited financial statements relating to the previous year.  The Settlement Agreement contains specific events of default and provisions for remedies upon default. No amounts have been owed or paid on this obligation as of December 31, 2015 or 2014.

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

Term notes payable - banks, secured - The Company entered into capital lease agreements during 2012 and 2010 for the secured financing of office and technology equipment. The remaining capital lease bore interest at 14.9% and was due in monthly installments of $318 through August 2015.

Notes Payable - Related Parties

Notes payable – related parties consist of the following:
	December 31,

	2015	2014
Convertible notes payable, 6%, due January 1, 2017	$419,300	$473,000
Note payable, line of credit, 6.35%, unsecured	394,028	200,000
Convertible note payable, 7%, due March 31, 2018	25,000	0
	838,328	673,000
Less current maturities	16,979	8,172
	$821,349	$664,828

Convertible notes payable, 6%, due January 1, 2017 - The Company has various notes payable to related parties totaling $419,300 at December 31, 2015 ($473,000 – 2014) which mature, as amended, on January 1, 2017 with principal and accrued interest convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2015 (6.0% - 2014). The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.

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

Note payable, line of credit, 6.35%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit. Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 6.35% at December 31, 2015). Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Convertible note payable, 6%, due March 31, 2018 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matures on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share.

Long-Term Obligations

Minimum future annual payments of long-term obligations as of December 31, 2015 are as follows:

2016	$278,979
2017	1,378,348
2018	690,000
Total long-term obligations	$2,347,327

NOTE 10. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its board of directors to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2015 and 2014 there were no preferred shares issued or outstanding.

Common Stock - On December 1, 2014, as payment of a portion of an origination fee under the LOC Agreement, the Company issued 600,000 shares of its common stock at $.05 per share.

NOTE 11. - STOCK OPTION PLANS AND AGREEMENTS

The Company’s board of directors and stockholders have approved stock option plans adopted in 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 581,473 common shares at December 31, 2015 (3,937,833 – 2014). No further grants may be made from these plans.

2009 Plan - During 2009, the Company’s board of directors approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares. As of December 31, 2015, 768,000 (470,500 – 2014) options to purchase shares remain unissued under the 2009 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

Option Agreements - During 2014 and 2013, the Company's board of directors approved stock option agreements with consultants and a member of the board of directors of which options for an aggregate of 2,175,000 common shares are outstanding at December 31, 2015 with an average exercise price of $.15 per share. At December 31, 2015, options for 525,000 shares are vested; options for 1,650,000 shares vest based on achieving specific sales performance criteria for the Company.

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

The following assumptions were used for the years ended December 31, 2015 and 2014.

	2015	2014
Risk-free interest rate	1.49% - 1.78%	.77% - 1.98%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	5.75 years	3.25 - 5.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2015 and 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,220,500	$.18
Granted	3,030,000	$.09
Expired	(517,667)	$.15
Forfeited	(833,333)	$.13
Outstanding at December 31, 2014	10,899,500	$.16
Granted	150,000	$.05
Expired	(1,954,333)	$.13
Forfeited	(651,667)	$.13
Outstanding at December 31, 2015	8,443,500	$.16	4.8 years	$0

Vested or expected to vest at
December 31, 2015	6,693,500	$.17	5.4 years	$0
Exercisable at December 31, 2015	6,073,500	$.17	5.2 years	$0

At December 31, 2015, there was approximately $22,000 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options which are performance based for which the option expense cannot be presently quantified. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2015 was approximately $89,000.

The weighted average fair value of options granted was $.03 and $.07 per share for the years ended December 31, 2015 and 2014, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

 NOTE 12. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2015	2014
Deferred:
Federal	$(255,000)	$(135,000)
State	(31,000)	90,000
	(286,000)	(45,000)
Change in valuation allowance	286,000	45,000
	$0	$0

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $7,300,000 ($6,800,000 – 2014) and various state net operating loss carryforwards of approximately $2,500,000 ($2,200,000 – 2014) which expire from 2018 through 2035.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries of approximately $6,600,000 ($6,600,000 – 2014), as well as net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2015, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit pension plan expenses, in the amount of approximately $3,431,000 ($3,145,000 - 2014), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,614,000	$2,423,000
Defined benefit pension liability	325,000	331,000
Reserves and accrued expenses payable	492,000	391,000
Gross deferred tax asset	3,431,000	3,145,000
Deferred tax asset valuation allowance	(3,431,000)	(3,145,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2015	2014
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	3.8	(18.0)
Change in valuation allowance	(35.3)	(9.1)
Stock-based compensation expense	(1.7)	(4.5)
Expired stock-based compensation	(.4)	(1.8)
Other permanent non-deductible items	(.4)	(.6)
Effective income tax rate	0.0%	0.0%

NOTE 13. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $216,913 and $208,449, as of December 31, 2015 and 2014, respectively.

401(k) Plan - Effective, January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2015, 401(k) employee contribution limits are $18,000 plus a catch up contribution for those over age 50 of $6,000. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2015 or 2014.

NOTE 14. - COMMITMENTS

Lease Commitments - The Company leases its headquarters facility under an operating lease agreement that expires in May 2016. Rent expense under the operating lease was approximately $64,900 less amounts received from a sublease to a related party of $18,097 for each of the years ended December 31, 2015 and 2014. Future minimum payments required under the lease are $26,945 in 2016 less amounts due from a sublease to a related party of $7,530.

NOTE 15. - RELATED PARTY ACCOUNTS RECEIVABLE AND ACCRUED INTEREST PAYABLE

Accounts Receivable – Certain officers or directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company. At December 31, 2015, there are no accounts receivable due from this related party ($66,885 - December 31, 2014).

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $411,303 at December 31, 2015 ($378,731 - 2014).

NOTE 16. - SUPPLEMENTAL CASH FLOW INFORMATION

On February 6, 2015, the Company originated a secured promissory note in the principal amount of $80,000 in connection with the acquisition of the UberScan software (See Note 5). During 2015, the Company made principal payments of $38,000.

During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion. The note is on non-accrual status and the net carrying value is $0 at December 31, 2015.

On December 1, 2014, as payment of an origination fee under the LOC Agreement, the Company issued 600,000 shares of its common stock at $.05 per share valued at $30,000 and issued options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400.

NOTE 17. - SUBSEQUENT EVENTS

Subsequent to year end and through April 14, 2016, the Company issued options for 315,000 common shares at an exercise price of $.10; 315,000 common shares at an exercise price of $.25; and 308,000 common shares at an exercise price of $.34 to a former Company officer. The options become exercisable as authorized by the board of directors.

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with draws of $200,000 which occured on April 13, 2016, $200,000 to occur on July 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.