Form 10-Q
period 2016-03-31
INFINITE GROUP INC
filed 2016-05-16
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 16, 2016.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2016 (Unaudited) and December 31, 2015	3

Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015	4

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

SIGNATURES	16

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

Item 1. Financial Statements.
INFINITE GROUP, INC. BALANCE SHEETS
	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$7,524	$13,510
Accounts receivable, net of allowances of $70,000	173,661	117,010
Prepaid expenses and deferred charges, net	13,904	17,629
Total current assets	195,089	148,149

Property and equipment, net	34,880	39,273

Software, net	144,000	153,000

Deposits	2,318	2,318
	$376,287	$342,740

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$568,398	$501,588
Accrued payroll	351,079	192,246
Accrued interest payable	607,818	583,005
Accrued retirement	219,082	216,913
Accrued expenses - other	56,893	101,388
Current maturities of long-term obligations	526,000	262,000
Current maturities of long-term obligations - related parties	154,960	0
Notes payable	135,000	72,000
Notes payable - related parties	40,105	119,776
Total current liabilities	2,659,335	2,048,916

Long-term obligations:
Notes payable:
Banks and other	1,243,999	1,246,999
Related parties	389,060	803,690

Total liabilities	4,292,394	4,099,605

Commitments

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
26,561,883 shares issued and outstanding	26,561	26,561
Additional paid-in capital	30,482,859	30,476,095
Accumulated deficit	(34,425,527)	(34,259,521)
Total stockholders’ deficiency	(3,916,107)	(3,756,865)
	$376,287	$342,740
See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2016	2015

Sales	$1,863,762	$2,169,638
Cost of sales	1,384,599	1,693,226
Gross profit	479,163	476,412

Costs and expenses:
General and administrative	359,881	397,591
Selling	222,481	232,419
Total costs and expenses	582,362	630,010

Operating loss	(103,199)	(153,598)

Loss on investment	0	(8,000)

Interest expense:
Related parties	(14,438)	(19,175)
Other	(48,369)	(43,944)
Total interest expense	(62,807)	(63,119)

Net loss	$(166,006)	$(224,717)

Net loss per share – basic and diluted	$(.01)	$(.01)

Weighted average shares outstanding – basic and diluted	26,561,883	26,561,883

See notes to unaudited financial statements

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ending March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(166,006)	$(224,717)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock based compensation	6,764	14,407
Depreciation and amortization	19,473	5,604
Loss on investment	0	8,000
(Increase) decrease in assets:
Accounts receivable	(56,651)	(19,863)
Prepaid expenses and other assets	3,725	15,198
Increase in liabilities:
Accounts payable	66,810	88,082
Accrued expenses	139,151	151,968
Accrued retirement	2,169	2,085
Net cash provided by operating activities	15,435	40,764

Cash flows from investing activities:

Purchases of property and equipment	(1,750)	0
Purchase of software	0	(100,000)
Net cash used by investing activities	(1,750)	(100,000)

Cash flows from financing activities:
Repayments of notes payable - related parties	(9,671)	(55,025)
Repayments of notes payable - other	(10,000)	(3,875)
Proceeds from note payable - related parties	0	145,000
Net cash (used) provided by financing activities	(19,671)	86,100

Net (decrease) increase in cash	(5,986)	26,864

Cash - beginning of period	13,510	7,768

Cash - end of period	$7,524	$34,632

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$33,559	$42,844

Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2015 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

Note 2. Management Plans - Capital Resources

The Company reported operating losses of $103,199 and $153,598 and net losses of $166,006 and $224,717 for the three months ended March 31, 2016 and 2015, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern through May 16, 2017.

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

During 2014, the Company performed vulnerability and security configuration scans against internal and external networks using proprietary software. In February 2015, the Company purchased this software known as ÜberScan and hired a Director of CyberSecurity who has expertise in designing, developing, marketing, and selling network security assessment software and project assessments using ÜberScan (see Note 7). The Company provides technical and executive summary reports of ongoing risks, identifies and prioritizes security vulnerabilities and communicates remediation recommendations. During 2015, the Company developed new software that had many of the functions of ÜberScan but with additional features and functionality. The new product, ÜberGuard is a cybersecurity vulnerability management solution for small and medium sized businesses (SMBs). The Company began to market this product in late 2015.

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

The Company believes the capital resources available under its factoring line of credit, cash from additional related party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company. On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender to provide working capital as discussed in Note 8. The Company intends to build the infrastructure to market its new ÜberGuard cyber security product. Further, the Company’s business plans require improving the results of its operations in future periods.

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. At March 31, 2016, there is $5,972 available on this line.

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

 Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2015 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs during the three months ended March 31, 2016. The guidance was applied retrospectively and resulted in a reclassification between assets and liabilities of $30,308 and $34,638 as of March 31, 2016 and December 31, 2015, respectively.

Reclassifications - The Company reclassifies amounts in its financial statements to comply with recently adopted accounting pronouncements.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The fee for the initial purchase is .466% of the invoice. The fee is charged at prime plus 4% (effective rate of 7.5% at March 31, 2016) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2016, the Company sold approximately $1,541,000 ($1,895,000 - March 31, 2015) of its accounts receivable to the Purchaser. As of March 31, 2016, approximately $589,000 ($566,561 - December 31, 2015) of these receivables remained outstanding. Additionally, as of March 31, 2016, the Company had approximately $80,000 available under the financing line with the financial institution ($20,000 – December 31, 2015). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $119,500 at March 31, 2016 ($82,341 – December 31, 2015), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $20,603 for the three months ended March 31, 2016 ($22,323 - March 31, 2015). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended:

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted net loss per share:
Net loss	$(166,006)	$(224,717)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	26,561,883	26,561,883
Basic and diluted net loss per share	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss share calculation	28,339,229	29,389,749

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at March 31, 2016, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

During 2015, the investment was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at December 31, 2015 due to continued net losses of goSudo.

During the three months ended March 31, 2016 and 2015, goSudo earned consulting fees of $0 and $4,406, respectively, from the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. After April 7, 2015, the note accrues interest at 10% per annum. The note was amended to extend the maturity date to June 30, 2016. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. The asset cost of $180,000 is amortized over the estimated useful life of five years beginning on the date the asset is placed in service. Amortization expense in future periods is estimated to be $36,000 in 2016 to 2019 and $9,000 in 2020.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000. The royalties are payable quarterly within 30 days after the end of each calendar quarter. There were no royalties earned or payable for the three months ended March 31, 2016 or 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000. The Company has determined the potential obligation is not probable and accordingly no liability was recorded at March 31, 2016.

Note 8. Notes Payable - Banks and Other

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 to occur on July 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee at the first closing consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Note 9. Notes Payable - Related Parties

The balance of the note payable to a member of the Company’s board of directors was $394,028 at March 31, 2016 ($394,028 at December 31, 2015). Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Note 10. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 10,118,500 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.07%	1.78%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.50 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $6,764 and $14,407 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, there was approximately $15,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the three months ended March 31, 2016 was approximately $39,000.

A summary of all stock option activity for the three months ended March 31, 2016 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,443,500	$.16
Granted	938,000	$.23
Expired	(943,000)	$.23
Outstanding at March 31, 2016	8,438,500	$.17	4.4 years	$4,400

At March 31, 2016:
Vested or expected to vest	5,750,500	$.16	5.4 years	$4,400
Exercisable	5,447,167	$.16	5.3 years	$2,000

Note 11. Related Party Accounts Receivable and Accrued Interest Payable

Accounts Receivable - Since 2012, certain officers and directors of the Company have made loans to goSudo, a customer of the Company, and can influence the management of this company. During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo.

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $79,590 at March 31, 2016 ($411,303 - December 31, 2015).

Note 12. Subsequent Events

Subsequent to March 31, 2016, the Company granted a consultant common stock options for 10,000 shares exercisable at $.047 per share all of which vested on the grant date.

Subsequent to March 31, 2016 as stated in Note 8, the Company borrowed $200,000 under its financing agreement and issued 2,500,000 shares of its $.001 par value common stock.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table compares our statements of operations data for the three months ended March 31, 2016 and 2015. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$1,863,762	100.0%	$2,169,638	100.0%	$(305,876)	(14.1)%
Cost of sales	1,384,599	74.3	1,693,226	78.0	(308,627)	(18.2)
Gross profit	479,163	25.7	476,412	22.0	2,751.6
General and administrative	359,881	19.3	397,591	18.3	(37,710)	(9.5)
Selling	222,481	11.9	232,419	10.7	(9,938)	(4.3)
Total operating expenses	582,362	31.2	630,010	29.0	(47,648)	(7.6)
Operating loss	(103,199)	(5.5)	(153,598)	(7.1)	50,399	(32.8)
Loss on investment	0	0.0	(8,000)	(0.4)	(8,000)	100.0
Interest expense	(62,807)	(3.4)	(63,119)	(2.9)	(312)	(0.5)
Net loss	$(166,006)	(8.9)%	$(224,717)	(10.4)%	$58,711	(26.1)%

Net loss per share - basic and diluted	$(.01)		$(.01)

Sales

Sales for the three months ended March 31, 2016 were $1,863,762 as compared to sales for the three months ended March 31, 2015 of $2,169,638, a decrease of $305,876 or 14.1%. Sales of virtualization projects decreased by approximately 45% due to the completion of projects in 2015 that were not replaced by new projects in 2016. This decrease was offset in part by sales growth from our cybersecurity and commercial SMB businesses during the three months ended March 31, 2016 as compared to 2015. We continue to close new contracts and expect future sales from security assessments and related projects using our proprietary cybersecurity software. Our commercial SMB business continues to establish new relationships with channel partners who purchase IT solutions from us.

One of our priorities is to increase sales. Accordingly, during 2015 we hired additional commercial SMB sales personnel in an effort to increase commercial sales. In March and April 2015, we hired employees to focus on increasing our cyber security assessment and virtualization project sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cost of Sales and Gross Profit

Cost of sales represents the cost of employee services related to our IT Services Group. Cost of sales for the three months ended March 31, 2016 was 1,384,599 or 74.3% of sales as compared to $1,693,226 or 78.0% for the three months ended March 31, 2015. Gross profit was $479,163 or 25.7% of sales for the three months ended March 31, 2016 compared to $476,412 or 22.0% of sales for the three months ended March 31, 2015. Gross profit was relatively unchanged from 2015 to 2016 although sales decreased by 14.1%. This was due to a reduction of personnel and improved utilization of our professional employees.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the three months ended March 31, 2016 decreased by $37,710 or 9.5% to $359,881 as compared to $397,591 for the same period in 2015. In 2015, we incurred professional fees of approximately $40,000 in connection with the purchase of ÜberScan software and public reporting requirements as compared to none in 2016.

Selling Expenses

For the three months ended March 31, 2016, we incurred selling expenses of $222,481 associated with the development of our IT Services Group business compared to $232,419 for the three months ended March 31, 2015, a decrease of $9,938 or 4.3%. This decrease is due to various minor changes in expense items from period to period. We continue to hire additional sales personnel in an effort to increase commercial and U.S. Government agency sales, however, we eliminated certain sales positions, which offset a portion of the expenses associated with these new personnel.

Operating Loss

For the three months ended March 31, 2016, we had an operating loss of $103,199 compared to an operating loss of $153,598 for the three months ended March 31, 2015. The $50,399 decrease is principally attributable to a decrease in operating expenses of $47,648 for the three months ended March 31, 2016 as compared to 2015.

Loss on Investment

For the three months ended March 31, 2016, we had no loss on investment compared to a loss on investment of $8,000 for the three months ended March 31, 2015. The loss on investment recorded during 2015 was related to our investment in Sudo.me Corporation (goSudo). During 2014 and 2013, we purchased 300,000 shares of Series A Convertible Preferred Stock of goSudo for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, as of March 31, 2016 we own approximately 9.4% of the total outstanding shares of goSudo. goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report). Our management exercises significant influence over the operating and financial policies of goSudo. The investment was written down by $8,000 during the three months ended March 31, 2015 to $101,000 based on our interest in the net loss of goSudo for the same period. The remaining carrying value of the investment was fully reserved and written down to zero during the three months ended September 30, 2015.

Interest Expense

Total interest expense was $62,807 for the three months ended March 31, 2016, a decrease of $312 from $63,119 for the three months ended March 31, 2015. The decrease is principally attributable to a net decrease in borrowings during the three months ended March 31, 2016 as compared to 2015.

Net Loss

For the three months ended March 31, 2016, we recorded a net loss of $166,006 or $.01 per share compared to $224,717 or $.01 per share for the three months ended March 31, 2015. The decrease is attributable to the items discussed above for the three months ended March 31, 2016 as compared to 2015.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $7,524 available for working capital needs and planned capital asset expenditures. During 2016, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At March 31, 2016, we had approximately $80,000 of availability under this line.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. At March 31, 2016, we had $5,972 of availability under the LOC Agreement.

At March 31, 2016, we had a working capital deficit of approximately $2,464,000 and a current ratio of .07. This increase in the working capital deficit from $1,900,000 at December 31, 2015 is principally due to the scheduled maturity on January 1, 2017 of notes payable of $419,300 to related parties. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$15,435	$40,764
Net cash used by investing activities	(1,750)	(100,000)
Net cash (used) provided by financing activities	(19,671)	86,100
Net (decrease) increase in cash	$(5,986)	$26,864

Cash Flows Provided by Operating Activities

Cash provided by operations during the three months ended March 31, 2016 was $15,435.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments.  We bill our clients weekly or monthly after services are performed, depending on the contract terms.  To generate cash provided by operating activities in 2016, our net loss of $166,006 for 2016 was principally offset by non-cash expenses of $21,907 and increases in current liabilities of $208,131 which were offset by an increase in current assets, principally accounts receivable.

We continue to hire additional sales personnel in an effort to increase commercial sales and cybersecurity assessment and virtualization project sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $1,750 during the three months ended March 31, 2016.  In 2016, we incurred capital expenditures for computer software.  We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows (Used) Provided by Financing Activities
Cash used by financing activities was $19,671 for the three months ended March 31, 2016.  During 2016, we made principal payments of $9,671 to related parties and $10,000 on other notes payable.
Our current maturities of long-term obligation-other of $526,000 are comprised of a $100,000 note scheduled to mature on October 3, 2016; $150,000 of notes scheduled to mature on December 31, 2016; $264,000 due to a former director that is scheduled to mature on January 1, 2017; and $12,000 due to the Pension Benefit Guarantee Corporation (PBGC) under the secured promissory note dated October 17, 2011 that we issued to the PBGC pursuant to our settlement agreement with the PBGC dated September 6, 2011. Our current maturities of long-term obligations-related parties of $154,960 is reduced by debt financing costs of $17,319. Without those costs the obligations are $172,279 which consist of notes of $155,300 scheduled to mature on January 1, 2017 and maturities under our LOC agreement. We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2016, we had financing availability, based on eligible accounts receivable, of approximately $80,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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
 These options vest at the Company’s Board of Director’s discretion.  There are none vested as of March 31, 2016.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2016, in consideration of his agreement to continue a covenant not to compete and to provide for a smooth transition of responsibilities, we granted a former Company officer options for 315,000 common shares at an exercise price of $.10; 315,000 common shares at an exercise price of $.25; and 308,000 common shares at an exercise price of $.34.  These options vest at the Company’s board of director’s discretion.  There are none vested as of March 31, 2016.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 to occur on July 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee consisting of 2,500,000 shares of its common stock at the first closing, which was in April 2016.

On April 19, 2016, in consideration of services rendered to the Company, the Company granted to a consultant common stock options for 10,000 shares exercisable at $.047 per share all of which vested on the grant date.

The grants of these stock options and issuance of common stock are exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

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

Infinite Group, Inc. (Registrant)
Date: May 16, 2016	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Line of Credit Note and Agreement between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*Filed as an exhibit hereto.