Form 10-Q
period 2016-06-30
INFINITE GROUP INC
filed 2016-08-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2016
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 0-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1490422 (IRS Employer Identification No.)

175 Sully's Trail, Suite 202 Pittsford, New York 14534 (Address of principal executive offices)

(585) 385-0610 (Registrant's telephone number)

80 Office Park Way Pittsford, New York 14534 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were  29,061,883 shares of the issuer's common stock, par value $.001 per share, outstanding as of August 12, 2016.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – June 30, 2016 (Unaudited) and December 31, 2015	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015	4

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 5. Other Information	13

Item 6. Exhibits	13

SIGNATURES	14

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Balance Sheets
	June 30,	Dec 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash	$53,415	$13,510
Accounts receivable, net of allowance of $70,000	141,792	117,010
Prepaid expenses and other	14,294	17,629
Total current assets	209,501	148,149

Property and equipment, net	31,537	39,273
Software, net	135,000	153,000
Deposits	2,318	2,318

Total Assets	$378,356	$342,740

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$492,739	$501,588
Accrued payroll	270,330	192,246
Accrued interest payable	628,640	583,005
Accrued retirement	221,273	216,913
Accrued expenses - other	69,360	101,388
Current maturities of long-term obligations	529,000	262,000
Current maturities of long-term obligations - related parties	160,836	0
Notes payable	147,547	72,000
Notes payable - related parties	0	119,776
Total current liabilities	2,519,725	2,048,916

Long-term obligations:
Notes payable:
Banks and other	1,404,947	1,246,999
Related parties	384,839	803,690
Total liabilities	4,309,511	4,099,605

Commitments

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
29,061,883 and 26,561,883 shares issued and outstanding, respectively	29,061	26,561
Additional paid-in capital	30,519,032	30,476,095
Accumulated deficit	(34,479,248)	(34,259,521)
Total stockholders’ deficiency	(3,931,155)	(3,756,865)
Total Liabilities and Stockholders’ Deficiency	$378,356	$342,740

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$1,799,489	$2,071,068	$3,663,251	$4,240,705
Cost of sales	1,305,046	1,586,320	2,689,645	3,279,546
Gross profit	494,443	484,748	973,606	961,159

Costs and expenses:
General and administrative	290,750	342,419	650,630	740,008
Selling	194,162	201,643	416,643	434,061
Total costs and expenses	484,912	544,062	1,067,273	1,174,069
Operating income (loss)	9,531	(59,314)	(93,667)	(212,910)
Loss on investment	0	(5,000)	0	(13,000)
Interest expense:
Related parties	(14,234)	(18,731)	(28,672)	(37,906)
Other	(49,019)	(42,774)	(97,388)	(86,719)
Total interest expense	(63,253)	(61,505)	(126,060)	(124,625)

Net loss	$(53,722)	$(125,819)	$(219,727)	$(350,535)

Net loss per share - basic and diluted	$.00	$.00	$(.01)	$(.01)
Weighted average shares outstanding - basic and diluted	28,732,213	26,561,883	27,653,043	26,561,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(219,727)	$(350,535)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock based compensation	7,937	30,652
Depreciation and amortization	39,916	29,572
Loss on investment	0	13,000
(Increase) decrease in assets:
Accounts receivable	(24,782)	(112,426)
Prepaid expenses and other	3,335	10,097
(Decrease) increase in liabilities:
Accounts payable	(8,849)	141,917
Accrued expenses	91,691	290,028
Accrued retirement	4,360	4,190
Net cash (used) provided by operating activities	(106,119)	56,495

Cash flows from investing activities:
Purchases of property and equipment	(4,073)	(600)
Purchase of software	0	(100,000)
Net cash used by investing activities	(4,073)	(100,600)

Cash flows from financing activities:
Proceeds from note payable	200,000	0
Proceeds from notes payable - related parties	0	145,000
Repayments of notes payable - banks and other	(25,000)	(7,783)
Repayments of note payable - related parties	(24,903)	(64,647)
Net cash provided by financing activities	150,097	72,570

Net increase in cash	39,905	28,465
Cash - beginning of period	13,510	7,768
Cash - end of period	$53,415	$36,233

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$69,944	$75,753
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2015 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

Note 2. Management Plans - Capital Resources

The Company reported operating losses of $93,667 and $212,910 and net losses of $219,727 and $350,535 for the six months ended June 30, 2016 and 2015, respectively. There is substantial doubt about the Company’s ability to continue as a going concern through August 12, 2017.

The Company’s business strategy is summarized as follows.

On October 1, 2014, the Company hired an executive officer, Chief Administrative Officer and Senior Vice President of Sales/Marketing, who is responsible for working with other key executives to develop and implement the Company’s strategic direction and marketing plans and improve performance through collaboration between sales and service delivery functions.

During 2014, the Company performed vulnerability and security configuration scans against internal and external networks using proprietary software. In February 2015, the Company purchased proprietary cybersecurity software and hired a Director of Cybersecurity who has expertise in designing, developing, marketing, and selling network security assessment software and project assessments (see Note 7). The Company provides technical and executive summary reports of ongoing risks, identifies and prioritizes security vulnerabilities and communicates remediation recommendations. Since early 2015, the Company has developed new software that is a cybersecurity vulnerability management solution for small and medium sized businesses (SMBs). The Company markets this product as “Nodeware”.

The Company plans include continuing to provide cloud and large scale remote management related IT managed services and solutions and continued expansion into the commercial SMB sector. The Company also reviews potential acquisitions of IT assets and businesses. The Company is committed to remaining on the leading edge of technologies and trends in the IT service sector. The Company’s ability to succeed may depend on how successful it is in differentiating itself from competition at a time when competition in these markets is on the rise.

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

The Company has established four pillars or business groups to focus on:
●
Cybersecurity bringing innovative solutions to market, such as Nodeware, and performing cybersecurity projects;
●
Our inside sales organization drives a channel strategy to the commercial SMB market by bringing IT solutions to the Company’s channel partners such as Webroot (antivirus/malware protection), VMware solutions such as Airwatch and our internally developed product, Nodeware;
●
Managed services by providing optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization licensing and services, and management of server, network and mobile devices; and
●
Product development including on demand software engineering and development of proprietary products to fit current customer needs.

Continue to Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company used ISO 9001-2008 practices as a tool for improvement that has aided expense reduction and internal performance.

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender to provide working capital as discussed in Note 8. The Company intends to build the infrastructure to market its new cyber security product, Nodeware. Further, the Company’s business plans require improving the results of its operations in future periods.

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. At June 30, 2016, there is $8,646 available on this line.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party and third party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth the Company. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At June 30, 2016, the Company had approximately $34,000 of availability under this line. During the six months ended June 30, 2016, the Company financed its business activities through sales with recourse of accounts receivable and a loan from a third party.

The Company’s working capital deficit increased from approximately $1,900,000 at December 31, 2015 to approximately $2,310,000 at June 30, 2016 principally due to the scheduled maturity on January 1, 2017 of notes payable of $155,300 to related parties and $264,000 to others which total $419,300. The Company plans to renegotiate the terms of its notes payable, seek funds to repay the notes or use a combination of both alternatives.

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2015 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs during the three months ended March 31, 2016. The guidance was applied retrospectively and resulted in a reclassification between assets and liabilities of $62,031 and $34,638 as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications – The Company reclassifies amounts in its financial statements to comply with recently adopted accounting pronouncements.

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

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. The Company does not believe this guidance will have a material effect on the Company’s financial statements when adopted.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The fee is charged at prime plus 4% (effective rate of 7.5% at June 30, 2016) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2016, the Company sold approximately $3,180,000 ($3,615,000 – June 30, 2015) of its accounts receivable to the Purchaser. As of June 30, 2016, approximately $611,000 ($566,561 – December 31, 2015) of these receivables remained outstanding. Additionally, as of June 30, 2016, the Company had approximately $34,000 available under the financing line with the financial institution ($20,000 - December 31, 2015). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $91,705 at June 30, 2016 ($57,005 – June 30, 2015) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $38,600 for the six months ended June 30, 2016 ($42,000 – June 30, 2015). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net loss per share.
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted net loss per share:
Net loss	$(53,722)	$(125,819)	$(219,727)	$(350,535)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	28,732,213	26,561,883	27,653,043	26,561,883
Basic and diluted net loss per share	$.00	$.00	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss per share calculation	28,222,483	28,552,398	28,222,483	28,552,398

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at June 30, 2016, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

During 2015, the investment was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at December 31, 2015 due to continued net losses of goSudo.

During the six months ended June 30, 2016 and 2015, goSudo earned consulting fees of $0 and $37,176, respectively, from the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. After April 7, 2015, the note accrues interest at 10% per annum. The note has matured and has a balance of $20,000 at June 30, 2016. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. The asset cost of $180,000 is amortized over the estimated useful life of five years beginning on the date the asset is placed in service. Amortization expense in future periods is estimated to be $36,000 in 2016 to 2019 and $9,000 in 2020.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000. The royalties are payable quarterly within 30 days after the end of each calendar quarter. There were no royalties earned or payable for the six months ended June 30, 2016 or 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000. The Company is not further upgrading the software and, accordingly, has determined the potential obligation is not probable and therefore no liability was recorded at June 30, 2016.

Note 8. Note Payable - Banks and Other

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender (“2016 Financing Agreement”). The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 which occurred on August 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee at the first closing consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $163,948 at June 30, 2016 consisting of principal due of $200,000 offset by deferred financing costs of $36,052. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Note 9. Note Payable - Related Party

Note payable, line of credit, 6.1%, unsecured The balance of the note payable, after monthly principal payments, was $365,375 at June 30, 2016 ($359,390 at December 31, 2015) consisting of principal due of $391,354 less deferred financing costs of $25,979 ($394,028 less $34,638 at December 31, 2015). Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan with all outstanding amounts due on December 31, 2017.

Note 10. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,658,500 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2016 and 2015.
	2016	2015
Risk-free interest rate	1.07% - 1.50%	1.49% - 1.78%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	5.75 years	5.75 years

The Company recorded expense for options issued to employees and independent service providers of $1,173 and $16,245 for the three months ended June 30, 2016 and 2015, respectively, and $7,937 and $30,652 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, there was approximately $11,000 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the six months ended June 30, 2016 was approximately $53,000. The weighted average fair value of options granted during the six months ended June 30, 2016 was approximately $.06 ($.03 during the six months ended June 30, 2015). No options were exercised during the six months ended June 30, 2016 and 2015.

A summary of all stock option activity for the six months ended June 30, 2016 follows.
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	8,443,500	$.16
Options granted	1,188,000	$.19
Options expired	(50,000)	$.13
Options forfeited	(1,303,000)	$.21
Outstanding at June 30, 2016	8,278,500	$.16	4.2 years	$0
Vested or expected to vest at
June 30, 2016	5,590,500	$.15	5.3 years	$0

Exercisable at June 30, 2016	5,340,500	$.15	5.2 years	$0

Note 11. Related Party - Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $80,030 at June 30, 2016 ($411,303 - December 31, 2015).

Note 12. Supplemental Cash Flow Information

On April 13, 2016, as payment of a fee under the first closing of the 2016 Financing Agreement, the Company issued 2,500,000 shares of its common stock valued on the date of execution of this agreement at $.015 per share for $37,500 (See Note 8).

On February 6, 2015, the Company executed and delivered a secured promissory note in the principal amount of $80,000 in connection with the acquisition of cybersecurity software (See Note 7).

Note 13. Subsequent Events

Subsequent to June 30, 2016, the Company granted an employee a common stock option for 20,000 shares exercisable at $.02 per share all of which vest on December 31, 2016.

Subsequent to June 30, 2016, as stated in Note 8, the Company borrowed $200,000 under the 2016 Financing Agreement.

                                                                                      ************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company has established four pillars or business groups to focus on:
●
Cybersecurity bringing innovative solutions to market such as Nodeware and performing cybersecurity projects;
●
The commercial SMB market by bringing IT solutions to the Company’s channel partners such as Webroot, which provides endpoint and mobile protection and cloud backup solutions, and cloud-based backup and recovery solutions;
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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2016 and 2015

The following tables compare our statements of operations data for the three and six months ended June 30, 2016 and 2015. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$1,799,489	100.0%	$2,071,068	100.0%	$(271,579)	(13.1)%
Cost of sales	1,305,046	72.5	1,586,320	76.6	(281,274)	(17.7)
Gross profit	494,443	27.5	484,748	23.4	9,695	2.0
General and administrative	290,750	16.2	342,419	16.5	(51,669)	(15.1)
Selling	194,162	10.8	201,643	9.7	(7,481)	(3.7)
Total operating expenses	484,912	26.9	544,062	26.3	(59,150)	(10.9)
Operating income (loss)	9,531	0.5	(59,314)	(2.9)	68,845	116.1
Loss on investment	0	0.0	(5,000)	(0.2)	5,000	100.0
Interest expense	(63,253)	(3.5)	(61,505)	(3.0)	(1,748)	(2.8)
Net loss	$(53,722)	(3.0)%	$(125,819)	(6.1)%	$72,097	57.3%
Net loss per share - basic and diluted	$.00		$.00		$.00

	Six Months Ended June 30,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$3,663,251	100.0%	$4,240,705	100.0%	$(577,454)	(13.6)%
Cost of sales	2,689,645	73.4	3,279,546	77.3	(589,901)	(18.0)
Gross profit	973,606	26.6	961,159	22.7	12,447	1.3
General and administrative	650,630	17.8	740,008	17.5	(89,378)	(12.1)
Selling	416,643	11.4	434,061	10.2	(17,418)	(4.0)
Total operating expenses	1,067,273	29.1	1,174,069	27.7	(106,796)	(9.1)
Operating loss	(93,667)	(2.6)	(212,910)	(5.0)	119,243	56.0
Loss on investment	0	0.0	(13,000)	(0.3)	13,000	100.0
Interest expense	(126,060)	(3.4)	(124,625)	(2.9)	(1,435)	(1.2)
Net loss	$(219,727)	(6.0)%	$(350,535)	(8.3)%	$130,808	37.3%
Net loss per share - basic and diluted	$(.01)		$(.01)		$.00

Sales

Sales for the six months ended June 30, 2016 were $3,663,251 a decrease of $577,454 or 13.6% as compared to sales for the six months ended June 30, 2015 of $4,240,705. Sales for the three months ended June 30, 2016 were $1,799,489, a decrease of $271,579 or 13.1% as compared to sales for the three months ended June 30, 2015 of $2,071,068. Sales of virtualization projects decreased by approximately 30% due to the completion of projects in 2015 that were not replaced by new projects in 2016. This decrease was offset in part by sales growth from our cybersecurity and commercial SMB businesses during the six months ended June 30, 2016 as compared to 2015. We continue to close new contracts and expect future sales from sales of Nodeware and cybersecurity projects. Our commercial SMB business continues to establish new relationships with channel partners who purchase IT solutions from us.

One of our priorities is to increase sales. Accordingly, during 2016 and 2015 we hired additional commercial SMB sales personnel in an effort to increase commercial sales. During 2016, we hired employees to focus on sales of Nodeware and cyber security projects. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We also incurred cost of sales for third party software licenses for our SMB partners. Cost of sales for the six months ended June 30, 2016 was $2,689,645 or 73.4% of sales as compared to $3,279,546 or 77.3% of sales for the six months ended June 30, 2015. Gross profit was $973,606 or 26.6% of sales for the six months ended June 30, 2016 compared to $961,159 or 22.7% of sales for the six months ended June 30, 2015.

Cost of sales for the three months ended June 30, 2016 was $1,305,046 or 72.5% of sales as compared to $1,586,320 or 76.6% of sales for the three months ended June 30, 2015. Gross profit was $494,443 or 27.5% of sales for the three months ended June 30, 2016 compared to $484,748 or 23.4% of sales for the three months ended June 30, 2015.

Gross profit was relatively unchanged although sales decreased by 13.6% for the six month period ended June 30, 2016. This was due to a reduction of personnel and improved utilization of our professional employees.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the six months ended June 30, 2016 decreased by $89,378 or 12.1% from $740,008 for the six months ended June 30, 2015 to $650,630 for the six months ended June 30, 2016. As a percentage of sales, general and administrative expenses were 17.8% and 17.5% for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses for the three months ended June 30, 2016 were $290,750 which was a decrease of $51,669 or 15.1% as compared to $342,419 for the three months ended June 30, 2015. As a percentage of sales, general and administrative expense was 16.2% and 16.5% for the three months ended June 30, 2016 and 2015, respectively.

In 2015, we incurred professional fees of approximately $40,000 in connection with the purchase of cybersecurity software and related public reporting requirements as compared to none in 2016. In 2016, we realized expense reductions of approximately $20,300 for stock options expense.

Selling Expenses

For the six months ended June 30, 2016, we incurred selling expenses of $416,643 compared to $434,061 for the six months ended June 30, 2015, a decrease of $17,418 or 4.0%. For the three months ended June 30, 2016, we incurred selling expenses of $194,162 as compared to $201,643 for the three months ended June 30, 2015, a decrease of $7,481 or 3.7%.

This decrease is due to various minor changes in expense items from period to period. We continue to hire additional sales personnel in an effort to increase sales, however, we eliminated certain sales positions, which offset a portion of the expenses associated with these new personnel.

Operating Income (Loss)

For the six months ended June 30, 2016, our operating loss was $93,667 compared to an operating loss of $212,910 for the six months ended June 30, 2015, an improvement of $119,243. The improvement is attributable to an increase in our gross profit of $12,447 and decreases in our general and administrative expenses of $89,378 and our selling expenses of $17,418 during the six months ended June 30, 2016.

For the three months ended June 30, 2016, we earned operating income of $9,531 compared to an operating loss of $59,314 for the three months ended June 30, 2015, an improvement of $68,845. This is attributable to an increase in our gross profit of $9,695 and decreases in our general and administrative expenses of $51,669 and our selling expenses of $7,481 during the three months ended June 30, 2016.

Loss on Investment

For the six months ended June 30, 2016, we had no loss on investment compared to a loss on investment of $13,000 for the six months ended June 30, 2015. The loss on investment recorded during 2015 was related to our investment in Sudo.me Corporation (goSudo). During 2014 and 2013, we purchased 300,000 shares of Series A Convertible Preferred Stock of goSudo for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at June 30, 2016 we own approximately 9.4% of the total outstanding shares of goSudo. goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report). Our management exercises significant influence over the operating and financial policies of goSudo. The investment was written down by $13,000 during the six months ended June 30, 2015 to $96,000 based on our interest in the net loss of goSudo for the same period. The remaining carrying value of the investment was fully reserved and written down to zero during the three months ended September 30, 2015.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $126,060 for the six months ended June 30, 2016, an increase of $1,435 from interest expense of $124,625 for the six months ended June 30, 2015. Interest expense was $63,253 for the three months ended June 30, 2016, an increase of $1,748 from interest expense of $61,505 for the three months ended June 30, 2015.

The increase principally results from $200,000 borrowed in April 2016 under the 2016 Financing Agreement described below. A portion of this increase was offset by a decrease in interest due to principal payments of $49,903 on other loans.

Net Loss

For the six months ended June 30, 2016, we recorded a net loss of $219,727 or $.01 per share compared to a net loss of $350,535 or $.01 per share for the six months ended June 30, 2015. For the three months ended June 30, 2016, we recorded a net loss of $53,722 or $.00 per share compared to net loss of $125,819 or $.00 per share for the three months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $53,415 available for working capital needs and planned capital asset expenditures. During 2016, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At June 30, 2016, we had approximately $34,000 of availability under this line.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender (the "2016 Financing Agreement"). The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 which occurred on August 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through December 31, 2017. At June 30, 2016, we had $8,646 of availability under the LOC Agreement.

At June 30, 2016, we had a working capital deficit of approximately $2,310,000 and a current ratio of .08. This decrease in the working capital deficit from $1,900,000 at December 31, 2015 is principally due to the scheduled maturity on January 1, 2017 of notes payable of $155,300 to related parties and $264,000 to a third party. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:
	Six Months Ended June 30,
	2016	2015
Net cash (used) provided by operating activities	$(106,119)	$56,495
Net cash used by investing activities	(4,073)	(100,600)
Net cash provided by financing activities	150,097	72,570
Net increase in cash	$39,905	$28,465

Cash Flows (Used) Provided by Operating Activities

Cash used by operations was $106,119 during the six months ended June 30, 2016 compared with cash provided of $56,495 for the six months ended June 30, 2015. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. To generate cash provided by operating activities in 2016, our net loss of $219,727 for 2016 was principally offset by non-cash expenses of $47,853 and increases in current liabilities of $87,202 which were offset by an increase in current assets, principally accounts receivable.

We continue to hire additional sales personnel in an effort to increase commercial sales and cybersecurity sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from the addition of the new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $4,073 during the six months ended June 30, 2016. In 2016, we incurred capital expenditures for computer software. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $150,097 as compared to cash provided of $72,570 for the six months ended June 30, 2016 and 2015, respectively. In April 2016, we borrowed $200,000 for working capital under our 2016 Financing Agreement . We made principal payments of $24,903 to related parties and $25,000 on other notes payable.

Our current maturities of long-term obligation-other of $529,000 are comprised of a $100,000 note scheduled to mature on October 3, 2016; $150,000 of notes scheduled to mature on December 31, 2016; $264,000 due to a former director that is scheduled to mature on January 1, 2017; and $15,000 due to the Pension Benefit Guarantee Corporation (PBGC) under the secured promissory note dated October 17, 2011 that we issued to the PBGC pursuant to our settlement agreement with the PBGC dated September 6, 2011. Our current maturities of long-term obligations-related parties of $160,835 is reduced by debt financing costs of $17,319. Without those costs the obligations are $178,155 which consist of notes of $155,300 scheduled to mature on January 1, 2017 and $22,855 of maturities under our LOC agreement. We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources
We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount up to $2,000,000, including a sublimit for one major client up to $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2016, we had financing availability, based on eligible accounts receivable, of approximately $34,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.
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

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related and third parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender. The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 to occur on July 1, 2016 and $100,000 to occur on October 1, 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee consisting of 2,500,000 shares of its common stock at the first closing, which was in April 2016. The lender is an "accredited investor" under the Securities Act, was knowledgeable about the Company's operations and financial condition and had access to such information as would have been disclosed in a registration statement. The sale did not involve any form of general solicitation. The shares were acquired for investment purposes only and contain restrictions on transfer with certificates containing a legend setting forth such restrictions.

On July 1, 2016, we granted to an employee common stock options for 20,000 shares exercisable at $.02 per share which vest on December 31, 2016.

The grant of these stock options and issuance of common stock are exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

 Item 3. Defaults Upon Senior Securities.

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. After April 7, 2015, the note accrues interest at 10% per annum.  A final installment of $20,000 was payable on the note on June 30, 2016 but was not paid. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software.

Item 5. Other Information.

Effective August 1, 2016, we executed a lease for approximately 9,000 square feet of office space at 175 Sully’s Trail, Pittsford, New York for our headquarters offices. The lease has annual rent of $80,000 increasing at the rate of 1.5% annually after the first year. It terminates on June 30, 2022 with a provision to terminate after three years and upon six months prior written notice.

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

Infinite Group, Inc. (Registrant)
Date August 12, 2016	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date August 12, 2016	/s/ James Witzel
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

*Filed as an exhibit hereto.