Form 10-Q
period 2016-09-30
INFINITE GROUP INC
filed 2016-11-04
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

Commission file number: 0-21816

INFINITE GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1490422 (IRS Employer Identification No.)

175 Sully’s Trail, Suite 202
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 4, 2016.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – September 30, 2016 (Unaudited) and December 31, 2015	3

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015	4

Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 2016 and 2015	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities.	13

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	14

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

Balance Sheets
	September 30,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash	$31,880	$13,510
Accounts receivable, net of allowance of $70,000	430,263	117,010
Prepaid expenses and other	16,761	17,629
Total current assets	478,904	148,149

Property and equipment, net	26,546	39,273
Software, net	120,000	153,000
Deposits	8,985	2,318

Total Assets	$634,435	$342,740

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$429,200	$501,588
Accrued payroll	397,830	192,246
Accrued interest payable	648,246	583,005
Accrued retirement	223,486	216,913
Accrued expenses - other	111,912	101,388
Current maturities of long-term obligations	532,000	262,000
Current maturities of long-term obligations - related parties	146,581	0
Notes payable	132,615	72,000
Notes payable - related parties	0	119,776
Total current liabilities	2,621,870	2,048,916

Long-term obligations:
Notes payable:
Banks and other	1,603,585	1,246,999
Related parties	400,114	803,690
Total liabilities	4,625,569	4,099,605

Commitments

Stockholders’ deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
29,061,883 and 26,561,883 shares issued and outstanding, respectively	29,061	26,561
Additional paid-in capital	30,542,396	30,476,095
Accumulated deficit	(34,562,591)	(34,259,521)
Total stockholders’ deficiency	(3,991,134)	(3,756,865)
Total Liabilities and Stockholders’ Deficiency	$634,435	$342,740

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$1,849,639	$1,919,065	$5,512,890	$6,159,770
Cost of sales	1,344,974	1,423,547	4,034,619	4,703,093
Gross profit	504,665	495,518	1,478,271	1,456,677

Costs and expenses:
General and administrative	297,346	438,501	947,978	1,178,511
Selling	228,590	238,126	645,232	672,187
Total costs and expenses	525,936	676,627	1,593,210	1,850,698
Operating loss	(21,271)	(181,109)	(114,939)	(394,021)
Loss on investment	0	(96,000)	0	(109,000)
Interest expense:
Related parties	(13,393)	(20,355)	(42,065)	(58,406)
Other	(48,678)	(40,290)	(146,066)	(126,862)
Total interest expense	(62,071)	(60,645)	(188,131)	(185,268)

Net loss	$(83,342)	$(337,754)	$(303,070)	$(688,289)

Net loss per share - basic and diluted	$.00	$(.01)	$(.01)	$(.03)
Weighted average shares outstanding - basic and diluted	29,061,883	26,561,883	28,127,817	26,561,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(303,070)	$(688,289)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock based compensation	31,301	42,843
Depreciation and amortization	65,875	49,342
Bad debt expense on note receivable	0	110,000
Loss on investment	0	109,000
(Increase) decrease in assets:
Accounts receivable	(313,253)	37,122
Prepaid expenses and other	(5,799)	12,850
(Decrease) increase in liabilities:
Accounts payable	(72,388)	142,185
Accrued expenses	281,349	196,616
Accrued retirement	6,573	6,316
Net cash (used) provided by operating activities	(309,412)	17,985

Cash flows from investing activities:
Purchases of property and equipment	(4,073)	(3,812)
Purchase of software	0	(100,000)
Net cash used by investing activities	(4,073)	(103,812)

Cash flows from financing activities:
Proceeds from notes payable - related parties	400,000	185,000
Repayments of long-term obligations - banks and other	(62,161)	(26,407)
Repayments of note payable - related parties	(5,984)	(61,178)
Net cash provided by financing activities	331,855	97,415

Net increase in cash	18,370	11,588
Cash - beginning of period	13,510	7,768
Cash - end of period	$31,880	$19,356

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$106,760	$110,841
Income taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2015 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

Note 2. Management Plans - Capital Resources

The Company reported operating losses of $114,939 and $394,021 and net losses of $303,070 and $688,289 for the nine months ended September 30, 2016 and 2015, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern through November 4, 2017.

The Company’s business strategy is summarized as follows.

On October 1, 2014, the Company hired an executive officer, who is now our Chief Operating Officer and is responsible for developing and implementing the strategic direction of the Company through improved operations, sales and marketing, product development, and overall collaboration across the enterprise.

Beginning in 2014, the Company performed vulnerability scans against internal and external networks using licensed software. In February 2015, the Company purchased proprietary cybersecurity reporting software and created a Director of Cybersecurity position with expertise in designing, developing, marketing, and selling network security assessment software and project assessments (see Note 7). The Company provides technical and executive summary reports of ongoing risks, identifies and prioritizes security vulnerabilities and communicates remediation recommendations. Since early 2015, the Company has developed new hardware and software that is a cybersecurity vulnerability management solution for small and medium sized businesses (SMBs), that is for sale through IGI’s channel partner program. The Company markets this patent pending product as “Nodeware”.

The Company's strategy is to build its business by delivering a wide range of IT solutions and services that address challenges common to many U.S. Government agencies, state and local governments and commercial companies including SMBs. The Company’s plans include continuing to provide cloud and large scale remote IT managed services and solutions and continued expansion into the commercial SMB sector. The Company also reviews potential acquisitions of IT assets and businesses. The Company is committed to remaining on the leading edge of technologies and trends in the IT service sector. The Company’s ability to succeed may depend on how successful it is in differentiating itself from competition at a time when competition in these markets is on the rise.

The Company has established four pillars or business groups to focus on:
●
Cybersecurity solutions. The Company brings innovative solutions to market such as Nodeware and cybersecurity projects through its professional services organization (PSO);
●
Commercial IT sales to SMB’s. The Company’s inside sales organization drives a channel strategy to the commercial SMB market by bringing IT solutions to its channel partners. The Company markets Nodeware, Webroot (antivirus/malware protection), and VMware solutions such as Airwatch.
●
Managed services to enterprise customers. The Company provides optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization licensing and services, and management of server, network and mobile devices; and
●
Software licenses and services reseller. As a VMware Enterprise level partner, the Company is a software licenses and services reseller that is focused on growing its direct to business revenue. This includes selling architecting, integration and support services while continuing to work with the VMware PSO as a subcontractor on multiple engagements.

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

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors. The LOC Agreement, as modified, provides for working capital of up to $400,000 through January 1, 2020. At September 30, 2016, there is $11,956 available on this line.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party and third party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth of the Company. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company's primary source of liquidity is cash provided by collections of accounts receivable and its factoring line of credit. At September 30, 2016, the Company had approximately $203,000 of availability under this line. During the nine months ended September 30, 2016, the Company financed its business activities through sales with recourse of accounts receivable and a loan from a third party.

The Company’s working capital deficit increased from approximately $1,900,000 at December 31, 2015 to approximately $2,143,000 at September 30, 2016 principally due to the scheduled maturity on January 1, 2017 of notes payable of $146,300 to a related party and $264,000 to others which total $410,300. The Company plans to renegotiate the terms of its notes payable, seek funds to repay the notes or use a combination of both alternatives.

               Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2015 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs during the three months ended March 31, 2016. The guidance was applied retrospectively and resulted in a reclassification between assets and liabilities of $62,031 and $34,638 as of September 30, 2016 and December 31, 2015, respectively.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. Through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company completed a revised financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.1% at September 30, 2016) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2016, the Company sold approximately $4,524,000 ($5,443,000 - September 30, 2015) of its accounts receivable to the Purchaser. As of September 30, 2016, approximately $428,000 ($566,561 - December 31, 2015) of these receivables remained outstanding. Additionally, as of September 30, 2016, the Company had approximately $203,000 available under the financing line with the financial institution ($20,000 - December 31, 2015). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $42,839 at September 30, 2016 ($82,341 - December 31 2015) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $53,063 for the nine months ended September 30, 2016 ($60,500 - September 30, 2015). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted net loss per share:
Net loss	$(83,342)	$(337,754)	$(303,070)	$(688,289)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	26,561,883	28,127,817	26,561,883
Basic and diluted net loss per share	$.00	$(.01)	$(.01)	$(.03)

Anti-dilutive shares excluded from net loss per share	28,829,443	28,418,880	28,829,443	28,418,880

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Investment

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at September 30, 2016, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

During 2015, the investment was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at September 30, 2015 due to continued net losses of goSudo. During the nine months ended September 30, 2016 and 2015, goSudo earned consulting fees of $0 and $76,766, respectively, from the Company.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was reduced by $7,500 during the three months ended September 30, 2016. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At September 30, 2016, the total principal amount payable under the note is $12,500 with accrued interest payable of $6,901. The asset cost of $180,000 is amortized over the estimated useful life which was revised from five years to three years effective July 1, 2016. Amortization expense in future periods is estimated to be $5,000 per month or $15,000 in 2016, $60,000 in 2017 and $45,000 in 2018.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000. The Company has no plans to license this software and accordingly there were no royalties earned or payable for the nine months ended September 30, 2016 or 2015.

The purchase agreement also provides that the Company will pay the Seller one half of the amount by which the total software development costs incurred by the Company in connection with upgrading the Software to include specific functional specifications is less than $500,000. The Company is not further upgrading the software and, accordingly, has determined the potential obligation is not probable and therefore no liability was recorded at September 30, 2016.

Note 8. Note Payable - Banks and Other

On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender (“2016 Financing Agreement”). The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2016, $200,000 which occurred on August 1, 2016 and $100,000 expected to occur in 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee at the first closing consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $365,586 at September 30, 2016 consisting of principal due of $400,000 offset by deferred financing costs of $34,414. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Note 9. Note Payable - Related Party

Note payable, line of credit, 6.35%, unsecured - The balance of the note payable, after monthly principal payments, was $366,395 at September 30, 2016 ($359,390 at December 31, 2015) consisting of principal due of $388,044 less deferred financing costs of $21,649 ($394,028 less $34,638 at December 31, 2015). Principal and interest are paid monthly using an amortization schedule for a fifteen year fully amortizing loan. On September 30, 2016, the note maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The option value will be amortized to interest expense over the extension period. The option expires on September 29, 2021.

Note 10. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 9,844,500 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2016 and 2015.

	2016	2015

Risk-free interest rate	.88 % to 1.50%	1.49% to 1.78%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options

The Company recorded expense for options issued to employees and independent service providers of $23,364 and $12,191 for the three months ended September 30, 2016 and 2015, respectively, and $31,301 and $42,843 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, there was approximately $18,800 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the nine months ended September 30, 2016 was approximately $233,000. The weighted average fair value of options granted during the nine months ended September 30, 2016 was approximately $.02 ($.03 during the nine months ended September 30, 2015). No options were exercised during the nine months ended September 30, 2016 and 2015.

A summary of all stock option activity for the nine months ended September 30, 2016 follows.
	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	8,443,500	$.16
Options granted	3,223,000	$.09
Options expired	(53,333)	$.13
Options forfeited	(2,811,667)	$.16
Outstanding at September 30, 2016	8,801,500	$.12	4.5 years	$3,500
Vested or expected to vest at
September 30, 2016	6,113,500	$.10	5.6 years	$3,500

Exercisable at September 30, 2016	5,787,667	$.10	5.6 years	$3,400

Note 11. Related Party - Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $78,729 at September 30, 2016 ($411,303 - December 31, 2015). During 2015, related party interest expense included amounts accrued on behalf of a member of the board of directors, who resigned his position effective on January 1, 2016 and subsequently is no longer a related party.

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

                                                                                      ************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We have established four pillars or business groups to focus on:
●
Cybersecurity solutions. We bring innovative solutions to market such as Nodeware and cybersecurity projects through our professional services organization (PSO);
●
Commercial IT sales to SMBs. Our inside sales organization drives a channel strategy to the commercial SMB market by bringing IT solutions to the Company’s channel partners. We market Nodeware, Webroot (antivirus/malware protection), and VMware solutions such as Airwatch.
●
Managed services to enterprise customers. We provide optimization and continuity planning, operational support services, internal automation, platform management as a service, virtualization licensing and services, and management of server, network and mobile devices; and
●
Software licenses and services reseller. As a VMware Enterprise level partner, we are a software licenses and services reseller that is focused on growing its direct to business revenue. This includes selling architecting, integration and support services while continuing to work with the VMware PSO as a subcontractor on multiple engagements.

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2016 and 2015

The following tables compare our statements of operations data for the three and nine months ended September 30, 2016 and 2015. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$1,849,639	100.0%	$1,919,065	100.0%	$(69,426)	(3.6)%
Cost of sales	1,344,974	72.7	1,423,547	74.2	(78,573)	(5.5)
Gross profit	504,665	27.3	495,518	25.8	9,147	1.8
General and administrative	297,346	16.1	438,501	22.8	(141,155)	(32.2)
Selling	228,590	12.4	238,126	12.4	(9,536)	(4.0)
Total operating expenses	525,936	28.4	676,627	35.3	(150,691)	(22.3)
Operating loss	(21,271)	(1.2)	(181,109)	(9.4)	159,838	88.3
Loss on investment	0	0.0	(96,000)	(5.0)	96,000	100.0
Interest expense	(62,071)	(3.4)	(60,645)	(3.2)	1,426	2.4
Net loss	$(83,342)	(4.5)%	$(337,754)	(17.6)%	$254,412	75.3%
Net loss per share - basic and diluted	$.00		$(.01)		$.01

	Nine Months Ended September 30,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$5,512,890	100.0%	$6,159,770	100.0%	$(646,880)	(10.5)%
Cost of sales	4,034,619	73.2	4,703,093	76.4	(668,474)	(14.2)
Gross profit	1,478,271	26.8	1,456,677	23.6	21,594	1.5
General and administrative	947,978	17.2	1,178,511	19.1	(230,533)	(19.6)
Selling	645,232	11.7	672,187	10.9	(26,955)	(4.0)
Total operating expenses	1,593,210	28.9	1,850,698	30.0	(257,488)	(13.9)
Operating loss	(114,939)	(2.1)	(394,021)	(6.4)	279,082	70.8
Loss on investment	0	0.0	(109,000)	(1.8)	109,000	100.0
Interest expense	(188,131)	(3.4)	(185,268)	(3.0)	2,863	1.5
Net loss	$(303,070)	(5.5)%	$(688,289)	(11.2)%	$385,219	56.0%
Net loss per share - basic and diluted	$(.01)		$(.03)		$.02

Sales

Sales for the nine months ended September 30, 2016 were $5,512,890 a decrease of $646,880 or 10.5% as compared to sales for the nine months ended September 30, 2015 of $6,159,770. Sales for the three months ended September 30, 2016 were $1,849,639, a decrease of $69,426 or 3.6% as compared to sales for the three months ended September 30, 2015 of $1,919,065. Sales of virtualization projects decreased by approximately 25% due to the completion of projects in 2015 that were not replaced by new projects in 2016. This decrease was offset in part by sales growth from our commercial SMB businesses during the nine months ended September 30, 2016 as compared to 2015. We continue to close new contracts and expect future sales from sales of Nodeware and cybersecurity projects. Our commercial SMB business continues to establish new relationships with channel partners who purchase IT solutions from us.

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

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We also incurred cost of sales for third party software licenses for our SMB partners. Cost of sales for the nine months ended September 30, 2016 was $4,034,619 or 73.2% of sales as compared to $4,703,093 or 76.4% of sales for the nine months ended September 30, 2015. This decrease was attributable to a reduction of personnel in our enterprise IT Services Group in 2016. Gross profit was $1,478,271 or 26.8% of sales for the nine months ended September 30, 2016 compared to $1,456,677 or 23.6% of sales for the nine months ended September 30, 2015.

Cost of sales for the three months ended September 30, 2016 was $1,344,974 or 72.7% of sales as compared to $1,423,547 or 74.2% of sales for the three months ended September 30, 2015. This decrease was attributable to a reduction of personnel in our enterprise IT Services Group in 2016. Gross profit was $504,665 or 27.3% of sales for the three months ended September 30, 2016 compared to $495,518 or 25.8% of sales for the three months ended September 30, 2015.

Gross profit increased by $21,594 although sales decreased by 10.5% for the nine month period ended September 30, 2016. This was due to a reduction of personnel in our enterprise IT Services Group in 2016.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses for the nine months ended September 30, 2016 decreased by $230,533 or 19.6% from $1,178,511 for the nine months ended September 30, 2015 to $947,978 for the nine months ended September 30, 2016. As a percentage of sales, general and administrative expenses were 17.2% and 19.1% for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expenses for the three months ended September 30, 2016 were $297,346 which was a decrease of $141,155 or 32.2% as compared to $438,501 for the three months ended September 30, 2015. As a percentage of sales, general and administrative expense was 16.1% and 22.8% for the three months ended September 30, 2016 and 2015, respectively.
The decrease in general and administrative expenses in 2016 was principally due to the following. At September 30, 2015, the accounts receivable balance of $110,000 due from Sudo.me Corporation (goSudo) was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. Accordingly, bad debt expense of $110,000 was recorded for the nine months ended September 30, 2015 and is included in general and administrative expenses. No bad debt expense was incurred in 2016. In 2016, we also realized expense reductions of approximately $55,000 related to reductions in administrative personnel, approximately $11,100 for stock options expense, $17,600 for insurance expense, and approximately $17,500 in legal and professional fees.
Selling Expenses

For the nine months ended September 30, 2016, we incurred selling expenses of $645,232 compared to $672,187 for the nine months ended September 30, 2015, a decrease of $26,955 or 4.0%. For the three months ended September 30, 2016, we incurred selling expenses of $228,590 as compared to $238,126 for the three months ended September 30, 2015, a decrease of $9,536 or 4.0%.

This decrease is due to various minor changes in expense items from period to period. We continue to hire additional sales personnel, such as in SMB channel sales, in an effort to increase sales, however, we eliminated certain other sales positions, which offset a portion of the expenses associated with these new personnel.

Operating Loss

For the nine months ended September 30, 2016, our operating loss was $114,939 compared to an operating loss of $394,021 for the nine months ended September 30, 2015, an improvement of $279,082. The improvement is attributable to an increase in our gross profit of $21,594 and decreases in our general and administrative expenses of $230,533 and our selling expenses of $26,955 during the nine months ended September 30, 2016.

For the three months ended September 30, 2016, our operating loss was $21,271 compared to an operating loss of $181,109 for the three months ended September 30, 2015, an improvement of $159,838. This is attributable to an increase in our gross profit of $9,147 and decreases in our general and administrative expenses of $141,155 and our selling expenses of $9,536 during the three months ended September 30, 2016.

Loss on Investment

For the nine months ended September 30, 2016, we had no loss on investment. We recorded a loss on investment of $96,000 and $109,000 during the three and nine months ended September 30, 2015, respectively. The loss on investment was related to our investment in Sudo.me Corporation (goSudo). During 2014 and 2013, we purchased 300,000 shares of Series A Convertible Preferred Stock of goSudo for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at September 30, 2016 we own approximately 9.4% of the total outstanding shares of goSudo. goSudo's web site is http://goSudo.com (the information contained in goSudo’s website shall not be considered a part of this Report). Our management exercises significant influence over the operating and financial policies of goSudo. The investment was fully reserved and written down to zero at September 30, 2015.

Interest Expense

Interest expense includes interest on indebtedness and fees for financing accounts receivable invoices. Interest expense was $188,131 for the nine months ended September 30, 2016, an increase of $2,863 from interest expense of $185,268 for the nine months ended September 30, 2015. Interest expense was $62,071 for the three months ended September 30, 2016, an increase of $1,426 from interest expense of $60,645 for the three months ended September 30, 2015.

The increase principally results from new loans totaling $400,000 under the 2016 Financing Agreement (described below) with interest at 6% in 2016. A portion of this increase was offset by a decrease in interest due to principal payments of $68,145 on other loans.

Net Loss

For the nine months ended September 30, 2016, we recorded a net loss of $303,070 or $.01 per share compared to a net loss of $688,289 or $.03 per share for the nine months ended September 30, 2015. For the three months ended September 30, 2016, we recorded a net loss of $83,342 or $.00 per share compared to net loss of $337,754 or $.01 per share for the three months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $31,880 available for working capital needs and planned capital asset expenditures. During 2016, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At September 30, 2016, we had approximately $34,000 of availability under this line.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender (the “2016 Financing Agreement”). The agreement provides for $500,000 of working capital with draws of $200,000 which occurred on April 13, 2006, $200,000 which occurred on August 1, 2016 and $100,000 expected to occur in 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At September 30, 2016, we had $11,956 of availability under the LOC Agreement.

At September 30, 2016, we had a working capital deficit of approximately $2,143,000 and a current ratio of .18. This increase in the working capital deficit from $1,900,000 at December 31, 2015 is principally due to the scheduled maturity on January 1, 2017 of notes payable of $146,300 to a related party and $264,000 to a third party. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Our objective is to improve our working capital position through profitable operations.

The following table sets forth our cash flow information for the periods presented:
	Nine Months Ended September 30,
	2016	2015

Net cash (used) provided by operating activities	$(309,412)	$17,985
Net cash used by investing activities	(4,073)	(103,812)
Net cash provided by financing activities	331,855	97,415
Net increase in cash	$18,370	$11,588

Cash Flows (Used) Provided by Operating Activities

Cash used by operations was $309,412 during the nine months ended September 30, 2016 compared with cash provided of $17,985 for the nine months ended September 30, 2015. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $303,070 for 2016 was offset by non-cash expenses of $97,176 resulting in a net use of funds of $205,894. In addition, increases in current liabilities of $215,534 offset by an increase in accounts receivable and other assets of $313,253 resulted in a use of funds of $103,518.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $4,073 during the nine months ended September 30, 2016. In 2016, we incurred capital expenditures for computer software. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $331,855 as compared to cash provided of $97,415 for the nine months ended September 30, 2016 and 2015, respectively. During 2016, we borrowed $400,000 for working capital under our 2016 Financing Agreement. We made principal payments of $5,984 to related parties and $62,161 to other note holders.

Our current maturities of long-term obligation-other of $532,000 are comprised of a $100,000 note which matured on October 3, 2016; $150,000 of notes scheduled to mature on December 31, 2016; $264,000 due to a former director that is scheduled to mature on January 1, 2017; and $18,000 due to the Pension Benefit Guarantee Corporation (PBGC) under the secured promissory note dated October 17, 2011 that we issued to the PBGC pursuant to our settlement agreement with the PBGC dated September 6, 2011. Our current maturities of long-term obligations-related parties of $146,581 is reduced by debt financing costs of $17,319. Without those costs the obligations are $163,900 which consist of notes of $146,300 scheduled to mature on January 1, 2017 and $17,600 of maturities under our LOC agreement. We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of up to $2,000,000, including a sublimit for one major client of up to $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2016, we had financing availability, based on eligible accounts receivable, of approximately $203,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.
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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, we granted employees, including executive officers, common stock options to purchase 1,235,000 shares exercisable at an average price of $.04 per share. As consideration for extending the maturity date of our unsecured line of credit agreement, we granted the lender, who is a member of the board of directors, an option to purchase 800,000 common shares at $.04 per share.

The grants of these stock options and issuance of common stock are exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was reduced by $7,500 during the three months ended September 30, 2016. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. As of the date of this report, the total principal amount payable under the note is $12,500 with accrued interest payable of $7,021.

Item 5. Other Information.

On September 30, 2016, the maturity date for the Company’s unsecured 6.35% line of credit note payable to a member of the board of directors was extended from its scheduled maturity date of December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The option value will be amortized to interest expense over the extension period. The option expires on September 29, 2021.

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

Infinite Group, Inc. (Registrant)
Date November 4, 2016	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date November 4, 2016	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
10.1	Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30, 2016 *
10.2	Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed as an exhibit hereto.