Form 10-K
period 2016-12-31
INFINITE GROUP INC
filed 2017-03-31
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
175 Sully’s Trail, Suite 202 Pittsford, NY 14534
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.02 on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $550,000.

As of March 30, 2017, 29,061,883 shares of the registrant's common stock were outstanding.

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

PART I
Item 1. Business

Headquartered in Pittsford, New York, Infinite Group, Inc. is a provider of managed IT and virtualization services and a developer and provider of cybersecurity tools and solutions to private businesses and government agencies.  As part of these services we:

●
design, develop and market solutions and products that solve and simplify network cybersecurity needs of small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. The target markets include North America and the Asia Pacific Rim. We are a master distributor for Webroot, a cloud based security platform solution, where we market to and provide support for over 350 reseller partners across North America;
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with Hewlett Packard Enterprise Company (HPE); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions, and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our professional services organization (PSO).

Business Overview

As of December 31, 2016, we had 62 full-time employees and information technology independent contractors. We possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications. Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Maryland, North Carolina, South Carolina, and Virginia.

We had sales of approximately $7.4 million in 2016 and approximately $7.9 million in 2015. We generated an operating loss of approximately $75,000 in 2016 as compared to an operating loss of approximately $455,000 in 2015. We derived approximately 68% of our sales in 2016 and 84% in 2015 from federal, state and local government contracts as either a prime contractor or a subcontractor.

During 2016, we focused on increasing sales of VMware virtualization software licenses in the SLED and commercial sectors. We have become less reliant on sales of U.S. Federal Government virtualization projects as an OEM subcontractor and increased our direct sales of virtualization projects to both SLED and commercial businesses.

During 2016, we were added to the umbrella NYS OGS Contract through our partnership with VMware. Accordingly. our personnel worked with SLED and other NYS personnel to build relationships needed to pursue additional sales of VMware software licenses and services through the bidding process. During 2016, under this agreement we sold and delivered virtualization software licenses to New York State.

We achieved an 80% increase in sales of Webroot to commercial customers through our channel partners in 2016 and began to earn operating income after incurring start-up losses in prior periods.

During 2016, we derived approximately 60% of our sales from one client, HPE, including sales under subcontracts for services to several of its end clients principally a major establishment of the U.S. Government (the U.S. Government Entity) for which we manage one of the nation’s largest Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 3,000 servers and 250,000 client stations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We provide support to professional service organizations of software companies and commercial entities that need additional skilled resources when implementing solutions. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. Our experience with cloud and virtualization computing related software has enabled us to take advantage of a growing trend towards Managed IT Services, particularly in security and the SME space. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients. During 2016, we provided professional services to these clients and earned approximately 22% of our sales.

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. We brought one product to market and we intend to bring other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on SMEs. We enable our partners by providing recurring revenue based business models that use our automated plug and play solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition in these markets is on the rise. We work with our partner, Webroot, to increase our base of channel partners and to increase sales of Webroot’s cloud based endpoint security solution, with the objective of growing our recurring revenue model.

Our cybersecurity services business is conducted within our PSO. We provide services and technical resources to support both our channel partners and end customers. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently.

We are working to expand our managed services business with our current federal enterprise customer and with other customers of HPE.

We review potential acquisitions of IT assets and businesses as part of our growth strategy.

Product

We launched Nodeware in November 2016. Nodeware is an automated, continuous plug and play network vulnerability management system that consists of hardware and software. This product is intended to fill a need in the SME market. It assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. Users receive alerts and view network information and reports through a proprietary dashboard. This cloud based service is provided with our monthly maintenance and support subscription. Continuous and automated internal scanning and external on demand scanning are available within this offering.

Nodeware is used to eliminate security gaps for SMEs. It creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value added resellers. We sell Nodeware in the commercial sector through our current channel partners. We present our Nodeware solution to our existing Webroot channel partners and potential new partners in North America and in certain foreign countries.

Intellectual Property

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. To date, we have filed one provisional patent application for our proprietary product, Nodeware, in May 2016. The efforts we have taken to protect our intellectual property may not be sufficient or effective.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO) and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application.

The filing date of a non-provisional patent application is used by the USPTO to determine what information is prior art when it considers the patentability of a claimed invention. If certain requirements are satisfied, a non-provisional patent application can claim the benefit of the filing date of an earlier filed provisional patent application. As a result, the filing date accorded by the provisional patent application may remove information that otherwise could preclude the patentability of an invention.

Technology and Product Development

Our goal is to position our products and solutions to enable vertical integration with other solutions. We have a technology and product development strategy aligned with our business strategy.

Cybersecurity Services

We provide cybersecurity consulting services to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.) in North America.  Our cybersecurity projects use Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents.

Government Contract Vehicles and Agreements

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

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70). Our Schedule 70 contract was extended through May 2019. Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations. Our Schedule 70 contract encompasses 95 different labor categories. We have used our Schedule 70 as a basis for pricing our current and proposed work.

New York State and Local Government and Education (SLED). In 2016, we began working with VMware when it established a contract with NYS. VMware designated us as one of a select group of partners that is authorized to sell VMware licenses to SLED customers throughout New York State under their 2016 New York State Information Technology Service (ITS) Manufacturer Umbrella Contract.

The Quilt. The Quilt is the non-profit national coalition of 36 of our country’s most advanced regional research and education organizations. Participants in The Quilt provide advanced network services and applications to over 250 universities and thousands of other educational institutions. Based on The Quilt participants’ combined experiences in operations and development of leading-edge technologies, The Quilt aims to influence the national agenda on information technology infrastructure, with emphasis on networking for research and education. Through this coalition, The Quilt promotes delivery of networking services at lower cost, higher performance and greater reliability and security. Carahsoft is a master government aggregator and distributor for the industry’s leading and emerging IT manufacturers. We have an agreement with Carahsoft to place orders against Carahsoft’s Quilt contract for VMware products and support services for a period of one year, renewable annually.

Partner Agreements

VMware Enterprise Solution Provider and Consulting Subcontractor. Since 2007, we have been approved as a VMware Authorized Consultant (VAC) by VMware, Inc. VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. Our cloud solutions let entities convert the capital expenditure of building and maintaining in-house data storage and computing systems to an affordable, low monthly operating cost. We compare desired outcomes, determine financial implications and create a clear plan to optimize this technology. We implement offsite data storage, server virtualization, virtual desktop infrastructure, and public, private or hybrid cloud solutions.

We recognized an increasing demand for VMware related services in the public sector (U.S. Government and state marketplace) and joined VMware’s Consulting and Integration Partner Program (CIPP), a program specifically targeted toward highly skilled and committed partners. We have completed over 700 projects around the globe and in market sectors including U.S. Government, state governments, education, and commercial corporations.

During 2015, we became a VMware Enterprise Level Solution Provider (ESP) where we still have the benefits of an architect, integration, and service partner along with the ability to sell VMware licenses. We believe that this has positioned us to create our own opportunities to sell VMware licenses directly to end customers and still service the customer under our current relationship with the VMware Professional Services Organization. We are registered with the U.S. Federal and Education Specializations and SLED within VMware.

Certifications

Our technical support personnel maintain leading edge certifications and qualifications in the respective software applications. These certifications are examples of our concerted effort to grow and expand our virtualization practice. We believe that our virtualization experience and expertise with VMware will offer opportunities to increase sales, particularly in the cloud computing market.

CISSP® - Certified Information Systems Security Professionals. The CISSP certification is a credential for those with technical and managerial competence, skills, experience, and credibility to design, engineer, implement, and manage overall information security programs to protect organizations from increasingly sophisticated attacks.  It is a globally recognized standard of achievement. Certain of our employees in our cybersecurity group have this certification.

Microsoft Silver Certified Partner.   We are part of Microsoft's Accredited Online Cloud Services program. We have been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are providing real world benefits to our clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions.  We received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud based Software as a Service (SaaS). What once required expensive hardware and time consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our sales.

Hewlett Packard Enterprise Company (HPE) Global Procurement Master Terms Agreement. We are a member of a select group of suppliers that enables HPE to purchase products and services from us under a global procurement master agreement and as specified in a statement of work.  HPE has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients.  The program comprises practical tools and services that we anticipate will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry to generate more revenue.  Our global procurement master agreement with HPE runs to January 2019.

Competition

We compete with other IT professional services firms operating in the U.S. Government, state and local government and commercial marketplace. We obtain a portion of our business based on proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms. We face competition in the commercial markets from other IT service providers and software development companies, large and small. Many of our competitors, in general, have substantially greater capital resources, research and development staffs, sales, and marketing resources, facilities, and experience than we do.

Company Information Available on the Internet

We maintain a website at www.IGIus.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report.

Employees

As of December 31, 2016, we have 62 full-time employees, including 46 in information technology services, three in executive management, four in accounting, finance and administration, and nine in software development, marketing and sales. We are not subject to any collective bargaining agreements and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in marketing and information technology services as we expand our sales.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. Our principal corporate headquarters are located at 175 Sully’s Trail, Suite 202, Pittsford, NY 14534. Our business is in the field of delivering IT services, licensing our cybersecurity product, Nodeware, and selling third party software licenses.

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

Risks Related to our Industry

We depend on prime contracts or subcontracts with the federal, state and local governments for a substantial portion of our sales, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived approximately 68% of our sales in 2016 and 84% in 2015 from federal, state and local government contracts as either a prime contractor or a subcontractor. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the federal, state and local governments.

Because we derive a significant portion of our sales from contracts with federal, state and local governments, we believe that the success and development of our business will continue to depend on our successful participation in their contract programs. Changes in federal, state and local government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in government contracting policies, could cause U.S. Governmental agencies as well as state and local governments to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not originate new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental entities may contemplate that our services will be performed over a period of several years, government entities usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our government contracting business include, but may not be limited to:

●
changes in government programs or requirements;
●
budgetary priorities limiting or delaying government spending generally, or by specific departments or agencies and changes in fiscal policies or available funding, including potential governmental shutdowns;
●
reductions in the government's use of technology solutions firms;
●
a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and
●
curtailment of the government use of IT or related professional services.

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

Our contracts with federal, state and local governments may be terminated or adversely modified prior to completion, which could adversely affect our business.

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

The U.S. Government may terminate a contract with us either for convenience (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the U.S. Government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the U.S. Government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from an alternative source. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the U.S. Government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

Certain of our U.S. Government contracts also contain organizational conflict of interest clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

In addition, U.S. Government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation if funds are unavailable to the public agency.

The competitive bidding process presents several risks, including the following:

●
we expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;
●
we may be unable to estimate accurately the resources and costs that will be required to service any contract we win, which could result in substantial cost overruns; and
●
we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

Unfavorable government audits could require us to refund payments we have received, to forgo anticipated sales and could subject us to penalties and sanctions.

The federal, state and local government entities we work for generally have the authority to audit and review our contracts with them and/or our subcontracts with prime contractors. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received payment or reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work which would have a negative impact on our business.

The failure by federal, state and local governments to approve budgets on a timely basis could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress, and state and local governments must approve budgets that govern spending by government entities that we support. In years when governments do not complete the budget process before the end of their fiscal year, governments may fund operations pursuant to a continuing resolution. A continuing resolution allows U.S. Government agencies and other government entities to operate at spending levels approved in the previous budget cycle. When the government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled.

Our gross margin from our contracts will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our gross profit margin is largely a function of the rates we charge for our IT Services and the utilization rate, or chargeability, of our employees. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our employees, we will not be able to sustain our gross profit margin and earn a sufficient amount to fund our operating expenses. The rates we charge for our IT Services are affected by several factors, including:

●
our clients' perception of our ability to add value through our services;
●
competition;
●
introduction of new services or products by us or our competitors;
●
pricing policies of our competitors; and
●
general economic conditions.

Our utilization rates are also affected by several factors, including:

●
seasonal trends, primarily because of holidays, vacations, and slowdowns by our clients, which may have a more significant effect in the fourth quarter;
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

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we may be exposed to legal claims in the future. We have errors and omissions insurance with coverage limits of $1 million, subject to a $100,000 deductible payable by us. The policy limits may not be adequate to provide protection against all potential liabilities. As a consulting firm, we depend on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against us may damage our reputation, which in turn, could impact our ability to compete for new business.

The IT services industry is highly competitive, and we may not be able to compete effectively.

We operate in a highly competitive industry that includes many participants. We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace continues to experience rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. As a result, we may be unable to continue to compete successfully with our existing or any new competitors.

We may lose money on some contracts if we do not accurately estimate the expenses, time, and resources necessary to satisfy our contractual obligations.

We may originate two types of government contracts for our services: time-and-materials and fixed-price. Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

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

If we fail to establish and maintain important relationships with government entities, our ability to successfully bid for new business may be adversely affected.

To develop new business opportunities, we rely on establishing and maintaining relationships with various government entities. We may be unable to successfully maintain our relationships with government entities, and any failure to do so could materially adversely affect our ability to compete successfully for new business.

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

We must observe laws and regulations relating to the formation, administration and performance of government contracts which affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

●
allow U.S. Government entities to terminate or not renew contracts if we come under foreign ownership, control or influence;
●
require us to disclose and certify cost and pricing data in connection with contract negotiations;
●
require us to prevent unauthorized access to classified information; and
●
require us to comply with laws and regulations intended to promote various social or economic goals.

We are subject to industrial security regulations of the U.S. Government agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government clients terminating or deciding not to renew an existing contract, and could impair our ability to obtain new contracts.

In addition, our employees and independent contractors must often comply with procedures required by the specific agency for which work is being performed, such as time recordation or prohibition on removal of materials from a location.

Our failure to comply with applicable laws, regulations or procedures, including U.S. Government procurement regulations and regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with government entities, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business.

Federal, state and local governments may revise their procurement or other practices in a manner adverse to us.

Federal, state and local governments may revise their procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. New contracting methods may be adopted relating to GSA contracts, government-wide contracts, or new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, government entities may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services they may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for re-competition bid. Any new contracting methods could be costly or administratively difficult for us to implement, and could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the U.S. Government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the U.S. Government's use of private contractors to provide federal information technology services could materially adversely impact our business.

Failure to maintain strong relationships with government  and commercial contractors could result in a decline in our sales.

We derived approximately 80% of our sales in 2016 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Our sales may suffer if our provisional patent application for the technology used by our product, Nodeware, is not approved.

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, to protect the technology that we developed and applied. The provisional patent needs to be finalized by June 2017 and therefore does not have the full protection until it is fully approved. This may provide an opportunity for our competitors to develop similar products and technologies and directly compete with us. This may harm our sales and our ability to earn a return on our investments in this technology.

We may be unable to protect our intellectual property adequately, which could harm our business, financial condition, and results of operations.

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and no patents may ultimately issue from any patent applications we have made or may make. Any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technology or be enforceable at all. We may not be effective in policing unauthorized use of our intellectual property. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use. If we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time consuming and expensive. It could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost effectively protecting our intellectual property rights, our business, financial condition, and results of operations could be harmed.

If we or our channel partners fail to properly complete cybersecurity assessments and other projects for customers, the customers may assert that we have contributed to cybersecurity issues that they may incur and seek recourse from us.

We perform cybersecurity assessments and other projects for our customers. We issue reports that state the results of our work. If a customer encounters a cybersecurity issue, it may assert that we did not identify and suggest remediation for the issue.
Our channel partners use our Nodeware scanner in cybersecurity projects. Our channel partners may incur the same risks that we incur in completing cybersecurity projects using Nodeware.

For any security breaches against customers that use our Nodewarescanner or services, breaches against those customers may result in customers and the public believing that Nodeware or our services failed. Our customers may look to our competitors for alternatives to our Nodeware scanner and our services. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues. Any real or perceived defects in our product and services, or failure of our product and services to detect a vulnerability could result in:

●
a loss of existing or potential customers or channel partners;
●
delayed or lost revenue and harm to our financial condition and results of operations;
●
a delay in attaining, or the failure to attain, market acceptance;
●
an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins; and
●
litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

These and other factors could harm our results of operations and financial condition.

We sell our product, Nodeware, to various customers, including those in foreign countries, and we are therefore subject to risks associated with our sales and operations.

We ship our product, Nodeware, to customers and resellers domestically and to foreign countries using various carriers. We have a limited history of marketing, selling, and supporting Nodeware. Our Nodeware scanner may be lost or damaged in shipment and we may become responsible for replacing those items. This would reduce our profit margin on these sales.

Our potential growth in certain markets could be adversely affected by:
●
trade regulations and procedures and actions affecting pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
●
changes in the international, national or local regulatory and legal environments;
●
import, export or other business licensing requirements or requirements relating to foreign shipments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping our product to certain countries or markets; and
●
fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at geographic points of exit and entry for our product.

These and other factors could harm our ability to generate future revenue and impact our business, results of operations and financial condition.

If we cannot continue to produce quality products and services, our reputation, business, and financial performance may suffer.

In operating our business, we must address quality issues associated with our product, services, and solutions, including defects in engineering, design and manufacturing processes and unsatisfactory performance under service contracts, including defects in third-party components used in our product and unsatisfactory performance or even malicious acts by third party contractors or their employees. To address quality issues, we test our product to determine the causes of problems and to develop and implement appropriate solutions. However, the product, services, and solutions that we offer may be complex, and our testing and quality control efforts may not be effective in controlling or detecting all quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution to address quality issues with our product, we may delay shipment to customers, which could delay revenue recognition and receipt of customer payment and could adversely affect our revenue, cash flows and profitability. After products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional repair, replacement and other costs, adversely affecting our financial performance. If our customers are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with our customers which could adversely affect our results of operations.

System security risks, data protection breaches, cyberattacks, and systems integration issues could disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, and loss of existing or potential customers that may impede our sales, distribution or other critical functions.

We store various proprietary information or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, including the potential loss or disclosure of such information or data due to fraud or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us or harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We depend on third party vendors and incur risks associated with cloud based technologies and our product, Nodeware.

We store certain information in a cloud based environment with third party vendors. We are dependent on them to maintain a high level of security to protect our information and may incur adverse consequence if each vendor does not provide sufficient security.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2016, we had current liabilities of approximately $2.75 million and long-term liabilities of $1.7 million. We had a working capital deficit of approximately $2.4 million and a current ratio of .11. Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations, and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2016 we received approximately $4.1 million in a combination of equity, debt conversion and debt transactions from a limited number of high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2016, we have current notes payable of approximately $368,000 to third parties, which includes convertible notes payable of approximately $296,000. We have current maturities of long-term obligations of approximately $837,000 to the Pension Benefit Guaranty Corporation (the PBGC). Included in the balance of $837,000 is $570,000 due to the PBGC in accordance with the October 2011 Settlement Agreement. Payments are contingent upon our earning free cash flow in excess of defined amounts which vary by year. No amounts have been owed or paid on this obligation through 2016. However, if no amounts are obligated to be paid for 2017, we anticipate that we will write off the balance at December 31, 2017 and, if so, realize a non-cash gain.  Since we are not current with our periodic payments to the PBGC, all principal on our note payable of $246,000 was recorded as a current liability at December 31, 2016. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2016, we had financing availability, based on eligible accounts receivable, of approximately $143,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

Finally, any additional equity financing and conversions by the holders of existing notes payable to common stock will be dilutive to stockholders. Debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. If we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected and we may have to cease or substantially reduce operations.

We rely on two customers for a large portion of our revenues.

We depend on two customers for a large portion of our revenue. During 2016, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.5% of total sales and 34.0% of accounts receivable at December 31, 2016. Sales to another client, which consisted of sales under subcontracts, accounted for 22.4% of sales in and 28.5% of accounts receivable at December 31, 2016. The loss of one of these customers or a material subcontract with one of these customers could have a significant impact on our revenues and harm our business and results of operations.

Events affecting the credit markets may restrict our ability to access additional financing.

Over the last several years, the U.S. and worldwide capital and credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in certain financial markets, making terms for certain financings less attractive, costlier, and in some cases, have resulted in the unavailability of financing. Continued uncertainty and volatility in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to fund current operations or expand our business. These events also may make it more difficult or costly for us to raise capital through the issuance of our debt and equity securities.

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

Our investments in cybersecurity and other business initiatives may not be successful.

We have invested in and continue to invest in cybersecurity capabilities to add new products and services to address the needs of our clients, including our newly introduced product, Nodeware. Our investments may not be successful or increase our revenues. If we are not successful in creating value from our investments by increasing sales, our financial condition and prospects could be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative impact on our financial results or stock price.

Our management believes that to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

We may have difficulties in managing our growth.

Our future growth depends, in part, on our ability to expand, train and manage our employee base and provide support to an expanded client base. We must also enhance and implement new operating and software systems to accommodate our growth and expansion of IT product and service offerings. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions, investments and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that any investments or expansion will enhance our profitability. If we do not achieve sufficient sales growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers. The loss of any of these key employees may materially adversely affect our business.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. This includes skills for our new initiatives in cybersecurity. Employee turnover is generally high in the IT services industry. If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and the quality of our client service may suffer. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

We may lose revenue and our cash flow and profitability could be negatively affected if expenditures are incurred prior to final receipt of a contract or contract funding modification.

We provide professional services and sometimes procure materials on behalf of our clients under various contract arrangements. From time to time, to ensure that we satisfy our clients’ delivery requirements and schedules, we may elect, based on verbal authorization, to initiate procurements or provide services in advance of receiving formal written contractual authorization from the government client or a prime contractor. If our government or prime contractor requirements should change or the government directs the anticipated procurement to a contractor other than us, or if the materials become obsolete or require modification before we are under contract for the procurement, our investment might be at risk. If we do not receive the required funding, our cost of services incurred that exceed contractual funding may not be recoverable. This could reduce anticipated revenue or result in a loss, negatively affecting our cash flow and profitability.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

While we have ethics and compliance programs in place, we are exposed to the risk that employee fraud or other misconduct could occur. We may enter into arrangements with prime contractors and joint venture partners to bid on and execute contracts or programs. As a result, we are exposed to the risk that fraud or other misconduct or improper activities by such persons may occur. Misconduct by employees, prime contractors or joint venture partners could include intentional failures to comply with federal laws, including U.S. Government procurement regulations, proper handling of sensitive or classified information, compliance with the terms of our contracts that we receive, and falsifying time records or failures to disclose unauthorized or unsuccessful activities to us. These actions could lead to civil, criminal, and/or administrative penalties (including fines, imprisonment, suspension and/or bars from performing U.S. Government contracts) and harm our reputation. The precautions we take to prevent and detect such activity may not be effective in controlling unknown or unmanaged risks or losses, and such misconduct by employees, prime contractors or joint venture partners could result in serious civil or criminal penalties or sanctions or harm to our reputation, which could cause us to lose contracts or cause a reduction in revenue.

Risks Related to our Common Stock

Certain stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of March 20, 2017, one related party and one third party, who is a former member of the board of directors, hold convertible notes payable with the right to convert the notes payable and accrued interest into shares of common stock at $.05 per share. If these parties converted all principal and accrued interest into common stock, these two individuals would own approximately 13.2%, 29.2%, respectively, (42.4% in the aggregate of our then outstanding common stock, excluding stock options and warrants). However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards. We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.

The concentration of large percentages of ownership by a single stockholder or a few stockholders may delay or prevent a change in control. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

The price of our common stock may be adversely affected by the possible issuance of shares to third parties upon conversion of outstanding notes.

We have three convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 13.9% of our common stock then outstanding as of March 20, 2017.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.01 and a high of $.085 in 2016. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below lists our facility location and square feet owned or leased. Beginning on August 1, 2016, we lease our headquarters facility under an operating lease agreement. Our rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter. We have the right to terminate the lease upon six months prior notice after three years of occupancy.

At December 31, 2016	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$80,000	June 30, 2022

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

	Bid Prices
Year Ended December 31, 2016	High	Low

First Quarter	$.085	$.012
Second Quarter	$.047	$.014
Third Quarter	$.038	$.010
Fourth Quarter	$.050	$.020

Year Ended December 31, 2015	High	Low

First Quarter	$.05	$.02
Second Quarter	$.13	$.02
Third Quarter	$.10	$.04
Fourth Quarter	$.17	$.02

At March 20, 2017, we had 217 record stockholders and estimate that we had approximately 1,500 beneficial stockholders.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors (the Board) to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information in response to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward-looking statements.

Readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of sales, income or loss, earnings per share, capital expenditures, dividends, capital structure, and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. is a provider of managed IT and virtualization services and a developer and provider of cybersecurity tools and solutions to private businesses and government agencies.  As part of these services we:

●
design, develop and market solutions and products that solve and simplify network cybersecurity needs of small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We are a master distributor for Webroot, a cloud based security platform solution, where we market to and provide support for over 350 reseller partners across North America;
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with Hewlett Packard Enterprise Company (HPE); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions, and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State OGS (Office of General Services). These activities take place in our professional services organization (PSO).

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. During 2016, we brought one product, Nodeware, to market. Nodeware is an automated, continuous plug and play network vulnerability management system that consists of hardware and software. It is intended to fill a need in the SBE market. It assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. Nodeware is used to eliminate security gaps for SMEs. We sell Nodeware in the commercial sector through our current channel partners.

Our cybersecurity services business provides services and technical resources to support both our channel partners and end customers.

Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently.

We are working to expand our managed services business with our current federal enterprise customer and with other customers of HPE.

Business Overview

We had sales of approximately $7.4 million in 2016 and approximately $7.9 million in 2015. We generated an operating loss of approximately $75,000 in 2016 as compared to an operating loss of approximately $455,000 in 2015. We derived approximately 68% of our sales in 2016 and 84% in 2015 from federal, state and local government contracts as either a prime contractor or a subcontractor. We achieved an 80% increase in sales of Webroot to commercial customers through our channel partners in 2016 and began to earn operating income after incurring start-up losses in prior periods.

Results of Operations - Comparison of the years ended December 31, 2016 and 2015

The following table compares our statements of operations data for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
					2016 vs. 2015
		As a % of		As a % of	Amount of	% Increase
	2016	Sales	2015	Sales	Change	(Decrease)

Sales	$7,413,366	100.0%	$7,945,921	100.0%	$(532,555)	(6.7)%
Cost of sales	5,323,415	71.8	5,994,857	75.4	(671,442)	(11.2)
Gross profit	2,089,951	28.2	1,951,064	24.6	138,887	7.1
General and administrative	1,218,040	16.4	1,518,958	19.1	(300,918)	(19.8)
Selling	946,740	12.8	887,445	11.2	59,295	6.7
Total operating expenses	2,164,780	29.2	2,406,403	30.3	(241,623)	(10.0)
Operating loss	(74,829)	(1.0)	(455,339)	(5.7)	380,510	83.6
Loss on investment	0	0.0	(109,000)	(1.4)	109,000	100.0
Interest expense	(250,171)	(3.4)	(246,743)	(3.1)	(3,428)	(1.4)
Net loss	$(325,000)	(4.4)%	$(811,082)	(10.2)%	$486,082	59.9%
Net loss per share - basic and diluted	$(.01)		$(.03)		$.02

Sales

Our managed service and virtualization project sales comprise approximately 80% of our sales in 2016. Sales of virtualization projects decreased by approximately 27% in 2016 due to the completion of projects in 2015 that were not replaced by new projects in 2016. This decrease was offset in part by sales growth from our commercial SME businesses which comprised 11% of our sales in 2016 and 5% in 2015. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We continue to close new contracts and expect future sales from sales of Nodeware and cybersecurity projects.

One of our priorities is to increase sales. Accordingly, during 2016 and 2015 we hired additional commercial SME sales personnel to increase commercial sales. Our investments in increasing commercial SME sales began to generate operating income in 2016. During 2016, we hired employees to focus on sales of Nodeware and cybersecurity projects.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners and for resales of VMware licenses to state government entities.

Gross profit increased by $138,887 or 7.1% .although sales decreased by 6.7% for 2016. This was due to income earned by our commercial SME business group, which resells Webroot licenses and provides related technical support, as compared to a loss in 2015 and to a reduction of personnel in 2016.

General and Administrative Expenses

General and administrative expenses include bad debt expense and corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses.

General and administrative expenses decreased $300,918, or 19.8%, from 2015. During 2015, the accounts receivable balance of $110,000 due from Sudo.me Corporation (goSudo) was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. Accordingly, bad debt expense of $110,000 was recorded for 2015 and is included in general and administrative expenses. In 2016, we also realized expense reductions of approximately $139,000 related to the following; $70,000 related to reductions in administrative personnel, approximately $17,000 for stock options expense, approximately $31,100 for insurance expense, and approximately $20,700 in legal and professional fees.

Selling Expenses

This increase in selling expense in 2016 of approximately $56,000 is due to various minor changes in departmental selling expense items from period to period. We continue to hire additional sales personnel, including SME channel sales and cybersecurity sales employees, to increase sales, however, we eliminated certain other sales positions in other departments, which offset a portion of the expenses associated with these new personnel.

Operating Loss

The improvement in our operating loss by approximately $380,000 is attributable to an increase in our gross profit of $138,887 and decreases in our general and administrative expenses of $300,318 which were offset by increases in our selling expenses of $59,295.

Loss on Investment

For 2016, we had no loss on investment. We recorded a loss on investment of $109,000 during 2015. The loss was related to our investment in Sudo.me Corporation (goSudo). During 2014 and 2013, we purchased 300,000 shares of Series A Convertible Preferred Stock of goSudo for $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. We own approximately 9.4% of the total outstanding shares of goSudo. The investment was accounted for using the equity method since our management exercises significant influence over the operating and financial policies of goSudo. The investment was fully reserved and written down to zero during 2015.

Interest Expense

Interest expense includes interest on indebtedness, amortization of loan fees and fees for financing accounts receivable invoices. The marginal increase in interest expense principally results from new loans totaling $500,000 with interest at 6% in 2016. A portion of this increase was offset by a decrease in interest due to principal payments of $84,460 on other loans. In addition, our volume of financing our accounts receivable decreased. We lowered our cost of funds when new terms to finance our accounts receivable became effective in August 2016, however, the increase in the prime rate in December 2016 offset substantially all of our rate improvement which will negatively impact interest costs in 2017.

Net Loss

For 2016, we recorded a net loss of $325,000 or $.01 per share compared to a net loss of $811,082 or $.03 per share for 2015.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $42,436 available for working capital needs and planned capital asset expenditures. During 2016, we financed our business activities through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2016, we had approximately $143,000 of availability under this line. At December 31, 2016, we had a working capital deficit of approximately $2,448,000 and a current ratio of .11. Our objective is to improve our working capital position through profitable operations.

On March 14, 2016, we entered into an unsecured financing agreement with a third party lender. The agreement provided us with $500,000 of working capital in 2016. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the LOC Agreement) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At December 31, 2016, we had $13,935 of availability under the LOC Agreement.

At December 31, 2016, we have current notes payable of approximately $368,000 to third parties, which includes convertible notes payable of approximately $296,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software. We have current maturities of long-term obligations of approximately $837,000 to the Pension Benefit Guaranty Corporation (the PBGC). Included in the balance of $837,000 is $570,000 due to the PBGC in accordance with the October 2011 Settlement Agreement. Payments are contingent upon our earning free cash flow in excess of defined amounts which vary by year. No amounts have been owed or paid on this obligation through 2016. However, if no amounts are obligated to be paid for 2017, we anticipate that we will write off the balance at December 31, 2017 and, if so, realize a non-cash gain. If this occurs, this will provide a contribution of $570,000 to our net income and improve our working capital. Since we are not current with our periodic payments to the PBGC, all principal on our note payable of $246,000 was recorded as a current liability at December 31, 2016. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended notes totaling $440,000 with the lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2016	2015
Net cash (used) provided by operating activities	$(378,231)	$5,857
Net cash (used) by operating activities	(8,383)	(103,812)
Net cash provided by financing activities	415,540	103,697
Net increase in cash	$28,926	$5,742

Cash Flows (Used) Provided by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $325,000 for 2016 was offset in part by non-cash expenses for depreciation, amortization and stock based compensation of $128,424. In addition, an increase in accounts receivable and other assets of $131,581 and decreases in current liabilities of $50,074 resulted in a use of funds of $378,231.

We continue to hire additional employees to increase our cybersecurity project sales. We are marketing our new Nodeware product to our IT channel partners who resell to their customers and have begun to close sales in recent months. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from the addition of the new sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

In 2016, we incurred capital expenditures for computer software. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

During 2016, we borrowed $500,000 for working capital under our 2016 Financing Agreement. We made principal payments of $30,192 to related parties and $54,268 to other note holders.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2016, we had financing availability, based on eligible accounts receivable, of approximately $143,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

Critical Accounting Policies and Estimates

See Note 3 to the Financial Statements for a discussion of the Company’s accounting policies and estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

       (a)   Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

       (b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

       (c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	59	Chairman of the Board, Chief Executive Officer and President	2003
Donald W. Reeve (1)	70	Director	2013
Andrew Hoyen	46	Chief Operating Officer	2014
James Witzel	63	Chief Financial Officer	2004
________________________

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

Donald W. Reeve became a director on December 31, 2013. Since January 2013, he has been the principal partner at ReTech Services, LLC, a management consulting practice. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets. He provided us with a $400,000 line of credit in December 2014.

Andrew Hoyen was appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014. In January 2016, he was appointed Chief Operating Officer. Mr. Hoyen is responsible for developing and implementing our strategic direction through improved operations, sales and marketing, product development, and overall collaboration across the enterprise. Previously, since 2011, he was Vice President of National Accounts at Toyota Material Handling North America. Prior to that, from 2002 to 2011, he served in several executive roles in operations, service and sales at Eastman Kodak Company and their spin-off, Carestream Health. His last position at Carestream Health was Vice President of Sales and Service for the Northeast Region. He holds a Bachelor of Science degree in biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology.

James Witzel was appointed as our Chief Financial Officer in May 2008. Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects. Prior to joining us, Mr. Witzel was a consultant providing accounting and management consulting services to a variety of companies. He has over 40 years of experience in accounting, financial reporting, and management. He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

Committees of the Board of Directors

Our Board has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent registered public accounting firm and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Mr. Villa and Mr. Reeve.

Audit Committee Financial Expert

Our audit committee is comprised of Mr. Villa, as chairman, and Mr. Reeve. The Board has determined that Mr. Villa qualifies as our audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K. Neither Mr. Villa nor Mr. Reeve is independent for audit committee purposes under the definition contained in Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of business conduct and ethics is posted on our website at www.IGIus.com under Business Conduct Guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2016.  With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2016 and 2015, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next two other of our most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2016 (together, the Named Executives).

Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation (2)	Total
James Villa	2016	$203,490	$9,200	$-	$212,690
Chairman, President and Chief Executive Officer	2015	$208,455	$-	$943	$209,398
William S. Hogan	2016	$8,259	$-	$-	$8,259
Chief Operations Officer (3)	2015	$222,993	$1,420	$943	$225,356
Andrew Hoyen	2016	$202,336	$13,100	$-	$215,436
Chief Operating Officer	2015	$204,993	$-	$329	$205,322
James Witzel	2016	$150,024	$-	$-	$150,024
Chief Financial Officer	2015	$156,429	$1,420	$1,447	$159,296
_________________

(1)
The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See Note 3 to the financial sstatements in this report regarding assumptions underlying valuation of equity awards.

(2)
Reflects life insurance premiums paid by us.

(3)
Employment terminated on January 11, 2016.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	500,000	-	$.04	9/29/2021

Andrew Hoyen	200,000	-	$.04	9/30/2019
	250,000	-	$.02	6/1/2026
	500,000	-	$.04	9/29/2021

James Witzel	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	210,000	-	$.115	1/20/2024
	100,000	-	$.05	12/30/2024
	40,000	-	$.05	3/2/2025

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2016, Donald W. Reeve held an exercisable option for 600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024.

Mr. Reeve also held an option for 500,000 shares of common stock at an exercise price of $.15 per share which expires on September 4, 2023 of which options for 400,000 shares are exercisable.

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Reeve. We paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) an immediately exercisable option to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model. The option expires on November 30, 2024.

On September 30, 2016, the unsecured line of credit financing agreement maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, we granted an immediately exercisable option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The option expires on September 29, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 20, 2017 by:

●
each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
●
each director;
●
each Named Executive named in the Summary Compensation Table above; and
●
all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 175 Sully’s Trail, Suite 202, Pittsford, New York 14534.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Donald W. Reeve	2,571,460(3)	8.3%
James Villa	5,412,217(4)	15.7%
Andrew Hoyen	1,346,734(5)	4.5%
James Witzel	1,882,744(6)	6.2%
All Directors and Officers (4 persons) as a group	11,213,156(2)	28.8%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,435,151(7)	8.4%

James Leonardo	2,500,000	8.6%
435 Smith Street
Rochester, New York 14608

Allan M. Robbins	11,550,746(8)	29.2%
44 Hampstead Drive
Webster, NY 14580

1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 20, 2017 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 20, 2017, we had 29,061,883 shares of common stock outstanding.
(2)
Assumes that all currently exercisable options and convertible securities owned by members of the group have been exercised.
(3)
Includes 1,800,000 shares subject to currently exercisable options.
(4)
Includes 4,350,217 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $71,211 through March 20, 2017; and 1,000,000 shares subject to currently exercisable options.
(5)
Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through March 31, 2018; and 950,000 shares subject to currently exercisable options.
(6)
Includes 283,703 shares, which are issuable upon the conversion of a note in the principal amount of $9,000 and accrued interest in the amount of $5,185 through March 20, 2017; and 1,198,000 shares subject to currently exercisable options.
(7)
Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.
(8)
Includes 10,550,746 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $245,355 through March 20, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, an aggregate of 1,213,000 shares were available under our 2009 stock option plan (the 2009 Plan) for option grants. The 1996, 1997, 1998, 1999, and 2005 Plans have expired.

The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expires in February 2019. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

The following table summarizes, as of December 31, 2016, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	1,283,000	$.19	-
Equity compensation plans not previously approved by security holders (2)	2,787,000	$.06	1,213,000
Individual option grants that have not been approved by security holders (3)	4,513,000	$.14	-
Total	8,583,000	$.12	1,213,000
___________________________
(1)
Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2016.
(2)
Consists of grants under our 2009 Plan of which 2,544,500 are exercisable at December 31, 2016.
(3)
Consists of individual option grants approved by the Board for an aggregate of 4,513,000 common shares of which 2,025,000 are exercisable at December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

We are obligated under a convertible note payable to Northwest Hampton Holdings, LLC (Northwest). James Villa, our CEO and President, is the sole member of Northwest. At March 20, 2017, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $71,211 which matures on January 1, 2020 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,412,217 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note. Interest of $900 was paid and during 2015.

At March 20, 2017, Mr. James Witzel, our Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $5,185 which matures on January 1, 2021 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total 283,703 shares.

The interest rates on the notes payable to Northwest and Mr. Witzel (collectively, the Notes) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The Notes are secured by a security interest in all our assets.

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

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model. On September 30, 2016, the maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, we granted an immediately exercisable option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The note balance was $384,085 at March 20, 2017 with interest at 6.85% payable monthly in arrears.

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

During 2014 and 2013, we purchased 300,000 shares of the authorized but unissued shares of Series A stock of goSudo for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. At December 31, 2016, we own approximately 9.4% of the total outstanding shares of goSudo. Our source of funds consisted of settlement of accounts receivable of $114,167 due from goSudo and cash of $185,833.

From 2012 through 2015, Mr. Villa made loans to goSudo and during 2013 converted loans into goSudo Series A stock. In addition, Mr. Villa is one of four members of the board of directors of goSudo, holds the position of President of goSudo and is active in managing goSudo's business. Accordingly, we are deemed to have significant influence upon goSudo's policy and operating decisions.

Between June 1, 2012 and September 30, 2015, we provided software development and management services to goSudo. These services were provided on a cost-plus basis, but were provided on more favorable terms than our usual and customary rates charged to our customers. Through June 30, 2016 we subleased 2,500 of our leased office space to goSudo at the same terms as our lease at annual rent of $18,097. During 2015, we purchased software development services from goSudo at prices that approximated goSudo‘s direct cost.

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

Director Independence

Our Board has determined that Donald Reeve is independent in accordance with the NASDAQ’s independence standards. Our audit and compensation committees consist of Mr. Villa and Mr. Reeve, of which only Mr. Reeve is sufficiently independent for compensation committee purposes under NASDAQ’s standards and neither of them is sufficiently independent for audit committee purposes under NASDAQ’s standards due to their respective beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2016 and 2015 are as follows:
	2016	2015
Audit fees	$75,000	$84,450

Audit fees for 2016 and 2015 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2016 and 2015.

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
10.34    Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (19)
10.35    Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (19)
10.36    Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015
10.37    Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015
10.38    Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016
10.39    Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30,2016 (20)
10.40    Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. (20)
10.41    Amendment to Promissory Note between the Company and Allan Robbins dated November 30, 2016 *
10.42    Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated November 30, 2016 *
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
(20) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2016.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: March 31, 2017	By:	/s/ James Villa
James Villa
Chief Executive Officer
  ,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2017

/s/ James Witzel
James Witzel	Chief Financial Officer	March 31, 2017
(Principal Financial and Accounting Officer)

/s/ Donald W. Reeve
Donald W. Reeve	Director	March 31, 2017

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2016
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC. CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Infinite Group, Inc.

We have audited the accompanying balance sheets of Infinite Group, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinite Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
March 31, 2017

INFINITE GROUP, INC. BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$42,436	$13,510
Accounts receivable, net of allowances of $70,000	243,477	117,010
Prepaid expenses and other current assets	16,076	17,629
Total current assets	301,989	148,149

Property and equipment, net	26,079	39,273

Software, net	105,000	153,000

Deposits	8,985	2,318
	$442,053	$342,740

LIABILITIES AND STOCKHOLDERS’S DEFICIENCY
Current liabilities:
Accounts payable	$346,701	$501,588
Accrued payroll	219,454	192,246
Accrued interest payable	671,437	583,005
Accrued retirement	225,720	216,913
Accrued expenses - other	81,754	101,388
Current maturities of long-term obligations	836,999	262,000
Current maturities of long-term obligations - related party	0	16,979
Notes payable	368,279	72,000
Notes payable - related parties	0	119,776
Total current liabilities	2,750,344	2,065,895

Long-term obligations:
Notes payable:
Other	1,150,225	1,246,999
Related parties	534,326	786,711

Total liabilities	4,434,895	4,099,605

Commitments (Note 14)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 29,061,883 shares and 26,561,883 shares at December 31, 2016 and 2015, respectively	29,061	26,561
Additional paid-in capital	30,562,618	30,476,095
Accumulated deficit	(34,584,521)	(34,259,521)
Total stockholders’ deficiency	(3,992,842)	(3,756,865)
	$442,053	$342,740

 See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2016	2015
Sales	$7,413,366	$7,945,921
Cost of sales	5,323,415	5,994,857
Gross profit	2,089,951	1,951,064

Costs and expenses:
General and administrative	1,218,040	1,518,958
Selling	946,740	887,445
Total costs and expenses	2,164,780	2,406,403

Operating loss	(74,829)	(455,339)

Loss on investment	0	(109,000)

Interest expense:
Related parties	(55,332)	(78,403)
Other	(194,839)	(168,340)
Total interest expense	(250,171)	(246,743)

Net loss	$(325,000)	$(811,082)

Net loss per share – basic and diluted	$(.01)	$(.03)

Weighted average shares outstanding – basic and diluted	28,358,331	26,561,883

See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2016 and 2015
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	26,561,883	$26,561	$30,422,242	$(33,448,439)	$(2,999,636)

Stock based compensation	0	0	53,853	0	53,853
Net loss	0	0	0	(811,082)	(811,082)

Balance - December 31, 2015	26,561,883	$26,561	$30,476,095	(34,259,521)	$(3,756,865)

Stock based compensation	0	0	36,803	0	36,803
Shares issued as new loan fee	2,500,000	2,500	35,000	0	37,500
Stock options issued as loan extension fee	0	0	14,720	0	14,720
Net loss	0	0	0	(325,000)	(325,000)

Balance - December 31, 2016	29,061,883	$29,061	$30,562,618	$(34,584,521)	$(3,992,842)

See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(325,000)	$(811,082)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Stock based compensation	36,803	53,853
Depreciation and amortization	91,621	68,897
Bad debt expense on note receivable	0	110,000
Loss on investment	0	109,000
(Increase) decrease in assets:
Accounts receivable	(126,467)	132,589
Prepaid expenses and other assets	(5,114)	8,705
Increase (decrease) in liabilities:
Accounts payable	(154,887)	159,612
Accrued expenses	96,006	165,819
Accrued retirement	8,807	8,464
Net cash (used) provided by operating activities	(378,231)	5,857

Cash flows from investing activities:
Purchases of property and equipment	(8,383)	(3,812)
Purchase of software	0	(100,000)
Net cash used by investing activities	(8,383)	(103,812)

Cash flows from financing activities:
Proceeds from note payable	500,000	0
Repayments of notes payable	(54,268)	(52,407)
Proceeds from note payable - related party	0	225,000
Repayments of notes payable - related parties	(30,192)	(68,896)
Net cash provided by financing activities	415,540	103,697

Net increase in cash	28,926	5,742

Cash - beginning of year	13,510	7,768

Cash - end of year	$42,436	$13,510

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$139,228	$151,589

See notes to financial statements.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 1. - BASIS OF PRESENTATION

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no sales from customers in foreign countries during 2016 and 2015 and all assets are located in the United States. Certain projects required employees to travel to foreign countries during 2015.

NOTE 2. - MANAGEMENT PLANS

The Company reported net losses of $325,000 in 2016 and $811,082 in 2015 and stockholders’ deficiencies of $3,992,842 and $3,756,865 at December 31, 2016 and 2015, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2018.

The Company’s business strategy is summarized as follows.

The Company’s strategy is to build its business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. The Company brought one product to market and intends to bring other proprietary products and solutions to market through a channel of domestic and international partners and distributors. The products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on small and medium sized enterprises (SMEs). The Company enables its partners by providing recurring revenue based business models that use its automated plug and play solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. The Company’s ability to succeed depends on how successful it is in differentiating itself in the market at a time when competition in these markets is on the rise. The Company works with its partner, Webroot, to increase its base of channel partners and to increase sales of Webroot’s cloud based endpoint security solution, which the objective of growing its recurring revenue model.

The Company’s cybersecurity services business is conducted within its professional services organization (PSO). The Company provides services and technical resources to support both its channel partners and end customers. The Company’s goal is to expand its VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently.

The Company is working to expand its managed services business with its current federal enterprise customer and with other customers of Hewlett Packard Enterprise Company (HPE).

The Company reviews potential acquisitions of IT assets and businesses as part of its growth strategy.

Product - The Company filed a provisional patent application for its proprietary product, Nodeware, in May 2016. The Company launched Nodeware in November 2016. Nodeware is an automated, continuous plug and play network vulnerability management system that consists of hardware and software. This product is intended to fill a need in the SME market. It assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. Users receive alerts and view network information and reports through a proprietary dashboard. This cloud based service is provided with its monthly maintenance and support subscription. Continuous and automated internal scanning and external on demand scanning are available within this offering.

Nodeware is used to eliminate security gaps for SMEs. It creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value added resellers. The Company sells Nodeware in the commercial sector through its current channel partners. The Company present its Nodeware solution to its existing Webroot channel partners and potential new partners in North America and in certain foreign countries.

Technology and Product Development - The Company’s goal is to position its products and solutions to enable vertical integration with other solutions. The Company has a technology and product development strategy aligned with its business strategy.

Cybersecurity Services - The Company provides cybersecurity consulting services to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.) in North America. Its cybersecurity projects use Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. The Company validates overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents.

Continue to Improve Operations and Capital Resources

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company uses a formal financial review and budgeting process as a tool for improvement that has aided expense reduction and internal performance. The Company’s business plans require improving the results of its operations in future periods. The Company reduced its net loss by approximately $250,000 (excluding one-time bad debt expense and investment losses totaling $229,000) by reducing operating costs and improving its profit margin.

During 2016, the Company raised $500,000 of additional working capital to build the infrastructure to market its new Nodeware cybersecurity product.   On September 30, 2016, the Company extended the scheduled maturity of its $400,000 unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors (“Board”) from December 31, 2017 to January 1, 2020. The Company also extended the maturity dates of notes payable of $146,300 and $264,000 from January 1, 2017 to January 1, 2020.

In August 2016, the Company completed a revised financing agreement with its financial institution resulting in a reduction of its financing rate and an increase in its advance rate.

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

   NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $70,000 for doubtful accounts was reasonably stated at December 31, 2016 and 2015.

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

Loan Origination Fees   - The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement. During 2016, the Company adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The guidance was applied retrospectively and resulted in a reclassification between assets and liabilities of $34,638 as of December 31, 2015.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. During 2015 and through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company completed a revised financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.35% at December 31, 2016) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2016, the Company sold approximately $5,924,000 ($7,065,000 - 2015) of its accounts receivable to the Purchaser.  As of December 31, 2016, $328,390 ($566,561 - 2015) of these receivables remained outstanding.  Additionally, as of December 31, 2016, the Company had approximately $143,000 available under the financing line with the financial institution ($20,000 - 2015).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $31,462 at December 31, 2016 ($82,341 - 2015), and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled approximately $67,000 for the year ended December 31, 2016 ($79,000 - 2015). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment or disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2016 and 2015.

Revenue Recognition - The Company’s revenues are generated under both time and material and fixed price agreements.  Consulting revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service  agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs. Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients.  Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, the Company believes that collection is reasonably assured. Client deposits received in advance are recorded as deferred revenue until associated services are completed.

During 2016, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.5% of total sales (60.1% - 2015) and 34.0% of accounts receivable at December 31, 2016 (29.1% - 2015). Sales to another client, which consisted of sales under subcontracts, accounted for 22.4% of sales in 2016 (25.7% - 2015) and 28.5% of accounts receivable at December 31, 2016 (36.2% - 2015).

Equity Instruments - For equity instruments issued to consultants and vendors in exchange for goods and services the Company follows the provisions of FASB ASC 718 “Compensation - Stock Compensation.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. (See Note 6.)

Stock Options - The Company recognizes compensation expense related to stock based payments over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

Income Taxes - The Company accounts for income tax expense in accordance with FASB ASC 740 “Income Taxes.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. (See Note 11.)

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2016 or 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2013 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments - The Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.

Level 1 uses observable inputs such as quoted prices in active markets;
Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 is defined as unobservable inputs in which little or no market data exist and requires the Company to develop its own assumptions.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on the borrowing rates currently available to the Company for loans similar to its term debt and notes payable, the fair value approximates the carrying amounts.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable and stock options. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. In a loss year, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2016 and 2015:
	Years ended December 31,
	2016	2015
Numerator for basic and diluted net loss per share:
Net loss	$(325,000)	$(811,082)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	28,358,331	26,561,883
Basic and diluted net loss per share	$(.01)	$(.03)

Anti-dilutive shares excluded from net loss per share	28,645,507	28,286,546

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

Recently Adopted Accounting Pronouncements - In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted the standard as of March 31, 2016.

Recently Issued Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides new accounting guidance on revenue from contracts with customers. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 and will be required to be applied retrospectively. Additional ASUs have been issued to amend or clarify this ASU as follows:
●
ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.
●
ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition.
●
ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” was issued in March 2016.   ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

        The Company is currently evaluating the effect the updated standard will have on its financial statements and related disclosures but does not expect the adoption to have a significant impact.

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

In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. The Company will evaluate the effect that this standard will have on its financial statements and related disclosures.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:
		December 31,
	Depreciable Lives	2016	2015
Software	3 years	$34,934	$29,004
Equipment	3 to 10 years	123,621	158,851
Furniture and fixtures	5 to 7 years	17,735	17,735
Leasehold improvements	3 years	0	5,874
		176,290	211,464
Accumulated depreciation		(150,211)	(172,191)
		$26,079	$39,273
Depreciation expense was $21,044 and $24,578 for the years ended December 31, 2016 and 2015, respectively.
       Depreciation expense was $21,044 and $24,578 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5. - SOFTWARE

                On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was subsequently reduced by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software.  At December 31, 2016, the total principal amount payable under the note is $12,500 with accrued interest payable of $7,215.  The asset cost of $180,000 is amortized over the estimated useful life.  Amortization expense is estimated to be $105,000 in 2017.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller: (i) a percentage of the licensing fees paid to the Company within three years after the closing date; provided, that the maximum amount payable to the Seller with respect to that three-year period is $800,000; plus (ii) a percentage of the licensing fees paid to the Company during the three years beginning on the date, if any, on which the aggregate amount of the licensing fees paid to Seller with respect to the initial three-year period equals $800,000. The Company has no plans to license this software and accordingly there were no royalties earned or payable for the years ended December 31, 2016 and 2015.

NOTE 6. - INVESTMENT

During 2014 and 2013, the Company purchased 300,000 shares of the authorized but unissued shares of Series A Convertible Preferred Stock (“Series A stock”), $.001 par value, of Sudo.me Corporation (goSudo) for an aggregate purchase price of $300,000 pursuant to the terms and conditions of a preferred stock purchase agreement. As a result, at December 31 2016, the Company owns approximately 9.4% of the total outstanding shares of goSudo.

During 2015, the investment was written down using the equity method because of the net losses recorded by goSudo. In addition, the remaining carrying value of the investment was considered impaired at December 31, 2015 due to continued net losses of goSudo.

During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion, due to continued net losses of goSudo. As a result, a loss on investment of $109,000 and bad debt expense of $110,000 were recorded during 2015. During 2016 and 2015, goSudo earned consulting fees of $0 and $76,766, respectively, from the Company.

NOTE 7. - LOAN FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) options to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model all of which were immediately vested. On September 30, 2016, the note maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The option value will be amortized to interest expense over the extension period.

On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender (“2016 Note Payable”). In consideration for providing the financing, the Company paid the lender a fee consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date.

The above deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. At December 31, 2016, the Company has deferred financing costs of $105,620 less accumulated amortization expenses of $40,806 with a net carrying value of $64,814 ($34,638 - 2015). See Note 9 for the loan fees amortization schedule.

NOTE 8. - NOTES PAYABLE - CURRENT

Notes payable consist of:
	December 31,
	2016	2015
Note payable, 10%, unsecured	$30,000	$30,000
Note payable, 10%, secured by Software (A)	12,500	42,000
Convertible demand note payable to former employee, 11% (B)	5,779	0
Demand note payable to former director, 10%, unsecured	30,000	0
Convertible demand note payable to former director, 12%, unsecured (C)	40,000	0
Convertible notes payable, 6% (D)	150,000	0
Convertible term note payable, 7%, secured (E)	100,000	0
	$368,279	$72,000

Notes payable - related parties consist of:
	December 31,
	2016	2015

Convertible demand note payable to employee, 11% (B)	$0	$49,776
Demand note payable to director, 10%, unsecured	0	30,000
Convertible demand note payable to director, 12%, unsecured (C)	0	40,000
	$0	$119,776

(A)
Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software. (See note 5.)

(B)
Convertible demand note payable to former employee, 11% - At December 31, 2016 and 2015, the Company was obligated for $5,779 and $49,776, respectively, with interest at 11%. The note is secured by a subordinate lien on the Company's assets. The principal and accrued interest are convertible at the option of the holder into shares of common stock at $.16 per share. This note was included with notes payable-related parties at December 31, 2015.

(C)
Convertible demand note payable to former director, 12%, - At December 31, 2016 and 2015, the Company was obligated for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share. This note was included with notes payable-related parties at December 31, 2015.

(D)
Convertible notes payable, 6% - At December 31, 2016, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2015). The principal is convertible at the option of the holders into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2016 (6.0% - 2015). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

(E)
Convertible term note payable, 7%, secured - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all of the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

NOTE 9. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:
	December 31,
	2016	2015
Note payable, 10%, secured, due January 1, 2018	$265,000	$265,000
Convertible term note payable,12%, secured, due August 31, 2018	175,000	175,000
Term note payable - PBGC, 6%, secured	246,000	249,000
Obligation to PBGC based on free cash flow	569,999	569,999
2016 note payable, 6%, unsecured, due December 31, 2021	500,000	0
Convertible note payable, 6%, due January 1, 2020	264,000	0
Convertible notes payable, 6%, due December 31, 2016	0	150,000
Convertible term note payable, 7%, secured, due October 3, 2016	0	100,000
	2,019,999	1,508,999
Less deferred financing costs	32,775	0
	1,987,224	1,508,999
Less current maturities	836,999	262,000
	$1,150,225	$1,246,999

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

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the "Settlement Agreement"), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation ("the PBGC") for $300,000 bearing interest at 6% per annum due in scheduled quarterly payments over a seven-year period with a balloon payment of $219,000 due on September 15, 2018. Since the Company is not current with its periodic payments, principal and accrued interested are recorded as current liabilities at December 31, 2016.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation is contingent upon the Company earning free cash flow in excess of defined amounts which vary by year. The annual amount is due fifteen days after the issuance of the Company’s audited financial statements relating to the previous year.  The Settlement Agreement contains specific events of default and provisions for remedies upon default. No amounts have been owed or paid on this obligation through 2016. However, if no amounts are obligated to be paid for 2017, the Company anticipates that it will write off the balance at December 31, 2017 and, if so, realize a non-cash gain.

2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $467,225 at December 31, 2016 consisting of principal due of $500,000 offset by deferred financing costs of $32,775. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Convertible note payable, 6%, due January 1, 2020 - This note was included with notes payable-related parties at December 31, 2015.

Convertible notes payable, 6%, due December 31, 2016 - See item (D) of Note 8.

Convertible term note payable, 7%, secured, due October 3, 2016 - See item (E) of Note 8.

Notes Payable - Related Parties

Notes payable - related parties consist of:
	December 31,
	2016	2015
Convertible notes payable, 6%	$155,300	$419,300
Note payable, line of credit, 6.6%, unsecured	386,065	394,028
Convertible note payable, 7%, due March 31, 2018	25,000	25,000
	566,365	838,328
Less deferred financing costs	32,039	34,638
	534,326	803,690
Less current maturities	0	16,979
	$534,326	$786,711

Convertible notes payable, 6% - The Company has various notes payable to related parties totaling $155,300 at December 31, 2016 ($419,300 – 2015) of which $146,300 matures on January 1, 2020 and $9,000 matures on January 1, 2021. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2016 (6.0% - 2015). The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.

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

Note payable, line of credit, 6.6%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit. Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 6.6% at December 31, 2016). Principal and interest are paid monthly using an amortization schedule that requires principal payments of $8,000 annually and a balloon payment of the remaining balance at maturity. The balance of the note payable was $354,026 at December 31, 2016 consisting of principal due of $386,065 offset by deferred financing costs of $32,039.

Convertible note payable, 6%, due March 31, 2018 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matures on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share.

Long-Term Obligations

As of December 31, 2016, minimum future contractual annual payments of long-term obligations and amortization of deferred financing costs are as follows:
	Annual	Annual
	Payments	Amortization	Net
2017	$598,999	$8,000	$590,999
2018	698,000	8,000	690,000
2019	8,000	8,000	0
2020	772,365	8,039	764,326
2021	509,000	32,775	476,225
Total long-term obligations	$2,586,364	$64,814	$2,521,550

NOTE 10. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2016 and 2015, there were no preferred shares issued or outstanding.

Common Stock - On March 14, 2016, as payment of a fee under the 2016 Note Payable, the Company issued 2,500,000 shares of its common stock valued at $.015 per share or $37,500. The value is based upon the closing bid quotation of common stock on the OTC Bulletin Board on the date of the agreement.

NOTE 11. - STOCK OPTION PLANS AND AGREEMENTS

The Company’s Board and stockholders have approved stock option plans adopted in 1996, 1997, 1998, 1999, and 2005, which have authority to grant options to purchase up to an aggregate of 1,283,000 common shares at December 31, 2016 (2,424,000 – 2015). No further grants may be made from these plans. The Company grants stock options to its key employees and independent service providers as it deems appropriate. Options expire from five to ten years after the grant date.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares. As of December 31, 2016, 1,213,000 (768,000 - 2015) options to purchase shares remain unissued under the 2009 Plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

Option Agreements - The Company's Board approved stock option agreements with consultants and a member of the Board of which options for an aggregate of 3,113,000 common shares are outstanding at December 31, 2016 with an average exercise price of $.18 per share. At December 31, 2016, options for 625,000 shares are vested and options for 2,488,000 shares vest based on board authorization or achieving specific sales performance criteria for the Company.

Loan Fees - On December 1, 2014, as payment of a portion of an origination fee under the LOC Agreement, the Company issued options to purchase 600,000 shares of its common stock at an exercise price of $.05, all of which were immediately vested. On September 30, 2016, as payment for an extension of the maturity date under the LOC Agreement, the Company issued options to purchase 800,000 shares of its common stock at an exercise price of $.04, all of which were immediately vested.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions. Volatility is based on the Company’s historical volatility. The expected life of the options was assumed to be 2.50 to 5.75 years using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used for the years ended December 31, 2016 and 2015.
	2016	2015
Risk -free interest rate	.71% to 1.50%	1.49% to 1.78%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.50 to 5.75 years	5.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2016 and 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	10,899,500	$.18
Granted	150,000	$.09
Expired	(1,954,333)	$.15
Forfeited	(651,667)	$.13
Outstanding at December 31, 2015	8,443,500	$.16
Granted	3,353,000	$.09
Expired	(2,856,833)	$.17
Forfeited	(356,667)	$.05
Outstanding at December 31, 2016	8,583,000	$.12	4.3 years	$21,900

Vested or expected to vest at December 31, 2016	6,195,000	$.09	5.4 years	$20,400

Exercisable at December 31, 2016	5,982,500	$.09	5.3 years	$19,800

At December 31, 2016, there was approximately $18,000 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options which are performance based for which the option expense cannot be presently quantified. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2016 was approximately $78,000.

The weighted average fair value of options granted was $.02 and $.03 per share for the years ended December 31, 2016 and 2015, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 12. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:
	December 31,
	2016	2015
Deferred:
Federal	$(44,000)	$(255,000)
State	(9,000)	(31,000)
	(53,000)	(286,000)
Change in valuation allowance	53,000	286,000
	$0	$0

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $7,500,000 ($7,300,000 - 2015) and various state net operating loss carryforwards of approximately $2,800,000 ($2,500,000 - 2015) which expire from 2018 through 2036.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenues Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2016, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit pension plan expenses, in the amount of approximately $3,484,000 ($3,431,000 - 2015), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.
	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,735,000	$2,614,000
Defined benefit pension liability	324,000	325,000
Reserves and accrued expenses payable	425,000	492,000
Gross deferred tax asset	3,484,000	3,431,000
Deferred tax asset valuation allowance	(3,484,000)	(3,431,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:
	December 31,
	2016	2015
Statutory U.S. federal tax rate	34.0%	34.0%
State income taxes	0.0	3.8
Change in valuation allowance	(16.2)	(35.3)
Stock-based compensation expense	(.4)	(1.7)
Expired stock-based compensation	(15.3)	(.4)
Other permanent non-deductible items	(2.1)	(.4)
Effective income tax rate	0.0%	0.0%

NOTE 13. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $225,720 and $216,913, as of December 31, 2016 and 2015, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2016, 401(k) employee contribution limits are $18,000 plus a catch up contribution for those over age 50 of $6,000. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2016 or 2015.

NOTE 14. - COMMITMENTS

Lease Commitments -  Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

NOTE 15. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $81,347 at December 31, 2016 ($411,303 - 2015). During 2016, the Company reclassified amounts due to a director and an employee from accrued interest-related parties to accrued interest payable-other at the time each resigned his position with the Company. The related notes payable were similarly reclassified.

NOTE 16. - SUPPLEMENTAL CASH FLOW INFORMATION

On April 13, 2016, as payment of a fee under the 2016 Note Payable, the Company issued 2,500,000 shares of its common stock valued on the date of execution of this agreement at $.015 per share for $37,500 (See Note 10).

On February 6, 2015, the Company originated a secured promissory note in the principal amount of $80,000 in connection with the acquisition of the UberScan software (See Note 5). The Company made principal payments of $29,500 in 2016 and $38,000 in 2015.

During 2015, the accounts receivable balance of $110,000 due from goSudo was converted to a demand note with interest at 10% and was fully reserved upon conversion. The note is on non-accrual status and the net carrying value is $0 at December 31, 2016 and 2015.

NOTE 17. - SUBSEQUENT EVENT

Subsequent to December 31, 2016 and through March 31, 2017, the Company issued options to an employee for 150,000 common shares at an exercise price of $.035.