Form 10-Q
period 2017-03-31
INFINITE GROUP INC
filed 2017-05-15
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 15, 2017.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2017 (Unaudited) and December 31, 2016	3

Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016	4

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6. Exhibits	11

SIGNATURES	11

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this reportwill prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

INFINITE GROUP, INC. BALANCE SHEETS
	March 31,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash	$28,756	$42,436
Accounts receivable, net of allowances of $70,000	204,779	243,477
Prepaid expenses and other current assets	16,131	16,076
Total current assets	249,666	301,989

Property and equipment, net	24,034	26,079

Software, net	78,750	105,000

Deposits	8,985	8,985
Total assets	$361,435	$442,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$331,753	$346,701
Accrued payroll	332,861	219,454
Accrued interest payable	694,006	671,437
Accrued retirement	227,978	225,720
Accrued expenses - other	67,700	81,754
Current maturities of long-term obligations	1,080,999	836,999
Current maturities of long-term obligations - related party	25,000	0
Notes payable	362,500	368,279
Total current liabilities	3,122,797	2,750,344

Long-term obligations:
Notes payable:
Other	907,864	1,150,225
Related parties	511,647	534,326

Total liabilities	4,542,308	4,434,895

Commitments

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,569,738	30,562,618
Accumulated deficit	(34,779,672)	(34,584,521)
Total stockholders’ deficiency	(4,180,873)	(3,992,842)
Total liabilities and stockholders’ deficiency	$361,435	$442,053

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2017	2016

Sales	$1,647,028	$1,863,762
Cost of sales	1,168,531	1,384,599
Gross profit	478,497	479,163

Costs and expenses:
General and administrative	296,804	359,881
Selling	317,054	222,481
Total costs and expenses	613,858	582,362

Operating loss	(135,361)	(103,199)

Interest expense:
Related parties	(13,049)	(14,438)
Other	(46,741)	(48,369)
Total interest expense	(59,790)	(62,807)

Net loss	$(195,151)	$(166,006)

Net loss per share – basic and diluted	$(.01)	$(.01)

Weighted average shares outstanding – basic and diluted	29,061,883	26,561,883

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(195,151)	$(166,006)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Stock based compensation	7,120	6,764
Depreciation and amortization	35,771	19,473
(Increase) decrease in assets:
Accounts receivable	38,698	(56,651)
Prepaid expenses and other assets	(55)	3,725
Increase (decrease) in liabilities:
Accounts payable	(14,948)	66,810
Accrued expenses	121,922	139,151
Accrued retirement	2,258	2,169
Net cash (used) provided by operating activities	(4,385)	15,435

Cash flows from investing activities:
Purchases of property and equipment	(1,506)	(1,750)
Net cash used by investing activities	(1,506)	(1,750)

Cash flows from financing activities:
Repayments of notes payable - related parties	(2,010)	(9,671)
Repayments of notes payable - other	(5,779)	(10,000)
Net cash used by financing activities	(7,789)	(19,671)

Net decrease in cash	(13,680)	(5,986)

Cash - beginning of period	42,436	13,510

Cash - end of period	$28,756	$7,524

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$30,242	$33,559

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2016 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $325,000 in 2016 and $195,191 and $166,006 for the three months ended March 31, 2017 and 2016, respectively, and stockholders’ deficiencies of $4,180,873 and $3,992,842 at March 31, 2017 and December 31, 2016, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During 2016, the Company raised $500,000 of additional working capital to build the infrastructure to market its new Nodeware cybersecurity product. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2016 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

Recent Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides new accounting guidance on revenue from contracts with customers. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 and will be required to be applied retrospectively. Additional ASUs have been issued to amend or clarify this ASU as follows:

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
●
ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” was issued in March 2016.   ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

The Company does not believe this guidance will have a material effect on the Company’s financial statements when adopted.

In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. The Company is evaluating the effect that this standard will have on its financial statements and related disclosures.

Note 4. Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the Purchaser), which enables the Company to sell accounts receivable to the Purchaser with full recourse against the Company. Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs and fees of the transaction and less any anticipated future loss in the value of the retained asset.

Through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company completed a revised financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.6% at March 31, 2017) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2017, the Company sold approximately $1,242,000 ($1,541,000 - March 31, 2016) of its accounts receivable to the Purchaser. As of March 31, 2017, approximately $380,000 ($328,000 - December 31, 2016) of these receivables remained outstanding. Additionally, as of March 31, 2017, the Company had approximately $157,000 available under the financing line with the financial institution ($143,000 – December 31, 2016). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $38,009, at March 31, 2017 ($31,462 – December 31, 2016), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $11,208 for the three months ended March 31, 2017 ($20,603 - March 31, 2016). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended:

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted net loss per share:
Net loss	$(195,151)	$(166,006)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	26,561,883
Basic and diluted net loss per share	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss share calculation	28,470,795	28,339,229

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was subsequently reduced during 2016 by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At March 31, 2017, the total principal amount payable under the note is $12,500 with accrued interest payable of $7,523 ($7,215 at December 31, 2016). The asset cost of $180,000 is amortized over its estimated useful life. The remaining balance at March 31, 2017 is $78,750 ($105,000 at December 31, 2016). Amortization expense over the next nine months is expected to be $78,750.

Under the purchase agreement, in addition to the base purchase price, the Company also agreed to pay the Seller a percentage of the licensing fees paid to the Company for certain periods of time. The Company has no plans to license this software and accordingly there were no royalties earned or payable the three months ended March 31, 2017 and 2016.

Note 7. Notes Payable - Related Parties

The balance of the note payable to a member of the Company’s board of directors was $384,055 at March 31, 2017 ($386,065 at December 31, 2016). Principal and interest are paid monthly using an amortization schedule requiring annual principal payments of approximately $8,000 with all remaining outstanding amounts due on January 1, 2020. The current portion of approximately $8,000 is offset by the current portion of deferred financing costs of approximately $8,000. The effective rate of interest was 6.85% at March 31, 2017.

A 7% note payable of $25,000 due to a related party matures on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at March 31, 2017.

Note 8. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 9,786,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	1.50%	1.07%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.75 years	2.50 years

The Company recorded expense for options issued to employees and independent service providers of $7,120 and $6,764 for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, there was approximately $10,700 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the three months ended March 31, 2017 was approximately $4,000.

A summary of all stock option activity for the three months ended March 31, 2017 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,583,000	$.12
Granted	150,000	$.045
Expired	(22,500)	$.26
Forfeited	(12,500)	$.04
Outstanding at March 31, 2017	8,698,000	$.12	4.0 years	$2,700

At March 31, 2017:
Vested or expected to vest	6,310,000	$.09	5.1 years	$2,700
Exercisable	6,110,000	$.09	5.1 years	$2,700

Note 9. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $83,910 at March 31, 2017 ($81,347 - December 31, 2016).

************
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” above and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

We are working to expand our managed services business with our current federal enterprise customer and with other customers of HPE. From time to time we are in various stages of the proposal process with potential enterprise customers including responding to requests for information, quotations, draft statements of work, and pricing.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table compares our statements of operations data for the three months ended March 31, 2017 and 2016. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$1,647,028	100.0%	$1,863,762	100.0%	$(216,734)	(11.6)%
Cost of sales	1,168,531	70.9	1,384,599	74.3	(216,068)	(15.6)
Gross profit	478,497	29.1	479,163	25.7	(666)	(0.1)
General and administrative	296,804	18.0	359,881	19.3	(63,077)	(17.5)
Selling	317,054	19.3	222,481	11.9	94,573	42.5
Total costs and expenses	613,858	37.3	582,362	31.2	31,496	5.4
Operating loss	(135,361)	(8.2)	(103,199)	(5.5)	32,162	31.2
Interest expense	(59,790)	(3.6)	(62,807)	(3.4)	(3,017)	(4.8)
Net loss	$(195,151)	(11.8)%	$(166,006)	(8.9)%	$(29,145)	17.6%

Net loss per share - basic and diluted	$(.01)		$(.01)		$.00

Sales

Our managed service and virtualization project sales comprised approximately 79% of our sales in 2017 and approximately 84% in 2016. Our 2017 commercial sales to small and medium sized enterprises (SMEs), have grown to approximately 16% of our total sales as compared to approximately 9% for 2016.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 60% from 2016 to 2017 was offset in part by sales growth of approximately 60% from our commercial SME businesses during the three months ended March 31, 2017 as compared to 2016. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We began to close sales of Nodeware with our channel partners during 2017. We expect future sales from security assessments and related projects by our cybersecurity personnel.

One of our priorities is to increase sales. Accordingly, during 2016, we hired additional commercial sales personnel to increase commercial sales of Webroot, Nodeware and cybersecurity projects in the SME market. Our investments in personnel began to generate commercial SME operating income in 2016 continuing into 2017.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit remained relatively unchanged although sales decreased by $216,734 or 11.6%. This was due to gross profit earned by our commercial SME business, which resells Webroot licenses and provides related technical support.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased by $63,077 or 17.5% in 2017 consisting of various expense items including reductions in consulting expense of approximately $9,600 and employee salaries and benefits of approximately $24,100.

Selling Expenses

The increase in selling expenses of $94,573 or 42.5% is due to the addition of marketing employee salaries and benefits totaling approximately $91,500 and approximately $30,500 for marketing consultants and services as we launched Nodeware and expanded our commercial SME marketing efforts. These increases were offset by a reduction in consulting services of approximately $22,800.

Operating Loss

The $32,162 increase in our operating loss is principally attributable to an increase in operating expenses of $31,496 for the three months ended March 31, 2017 as compared to 2016.

Interest Expense

The decrease in intererst expense is principally attributable to a net decrease in financing of our accounts receivable since the volume of our financings decreased. This was offset by increased interest expense associated with proceeds from a working capital note payable that originated in 2016.

Net Loss

The decrease is attributable to the items discussed above for the three months ended March 31, 2017 as compared to 2016.

Liquidity and Capital Resources

At March 31, 2017, we had cash of $28,756 available for working capital needs and planned capital asset expenditures. During 2017, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2017, we had financing availability, based on eligible accounts receivable, of approximately $157,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At March 31, 2017, we had $15,945 of availability under the LOC Agreement.

At March 31, 2017, we had a working capital deficit of approximately $2,873,000 and a current ratio of .08. This increase in the working capital deficit from $2,448,000 at December 31, 2016 is principally due to the scheduled maturity on January 1, 2018 of a $265,000 note payable due to a third party and $25,000 due on March 31, 2018 to a related party.

At March 31, 2017, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

At March 31, 2017, we have current maturities of long-term obligations of $1,080,999. Included in this balance is approximately $816,000 due to the Pension Benefit Guaranty Corporation (the PBGC) of which $570,000 is due to the PBGC in accordance with the October 2011 Settlement Agreement. Payments are contingent upon our earning free cash flow in excess of defined amounts which vary by year. No amounts have been owed or paid on this obligation through March 31, 2017. However, if no amounts are obligated to be paid for 2017, we anticipate that we will write off the balance when our agreement with the PBGC is satisfied and, if so, realize a noncash gain at that time. If this occurs, this will provide a contribution of $570,000 to our net income and improve our working capital. Since we are not current with our periodic payments to the PBGC, all principal on our note payable of $246,000 was recorded as a current liability at March 31, 2017. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended notes totaling $440,000 with the lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash (used) provided by operating activities	$(4,385)	$15,435
Net cash used by investing activities	(1,506)	(1,750)
Net cash used by financing activities	(7,789)	(19,671)
Net decrease in cash	$(13,680)	$(5,986)

Cash Flows (Used) Provided by Operating Activities

Net cash used by operations during the three months ended March 31, 2017 was $4,385. Our operating cash flow is primarily affected by the overall profitability of our contracts and sales, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our cash used by operating activities in 2017 included our net loss of $195,151 for the three months ended March 31, 2017. Our net loss was principally offset by non-cash expenses of $42,891 and increases in current liabilities of $109,232 and decreases in current assets, principally accounts receivable of approximately $39,000.

We continue to employ sales personnel to increase commercial SME sales and cybersecurity assessment and virtualization project sales. Due to the lengthy lead times typically needed to generate new sales in these areas, we do not expect to realize a return from new sales personnel for one or more quarters. As a result, we may experience net losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $1,506 for computer hardware and software during the three months ended March 31, 2017. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows Used by Financing Activities

Cash used by financing activities was $7,789 for the three months ended March 31, 2017 consisting of principal payments of $5,779 to related parties and $2,010 on other notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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
Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 11 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc.

Date: May 15, 2017	By:	/s/ James Villa
James Villa
Chief Executive Offier (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ James Witzel
James Witzel
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

  * Filed as an exhibit hereto.