Form 10-Q
period 2017-06-30
INFINITE GROUP INC
filed 2017-08-11
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017

Commission file number: 0-21816
_________________________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

175 Sully’s Trail, Suite 202
Pittsford, New York 14534
(585) 385-0610
A Delaware Corporation

IRS Employer Identification Number: 52-1490422
_________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 11, 2017.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – June 30, 2017 (Unaudited) and December 31, 2016	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016	4

Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 2017 and 2016	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES	13

INDEX TO EXHIBITS	13

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC. BALANCE SHEETS
	June 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash	$5,967	$42,436
Accounts receivable, net of allowances of $50,000-2017; $70,000-2016	656,717	243,477
Prepaid expenses and other current assets	17,765	16,076
Total current assets	680,449	301,989

Property and equipment, net	24,714	26,079

Software, net	52,500	105,000

Deposits	8,985	8,985
Total assets	$766,648	$442,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$955,688	$346,701
Accrued payroll	246,807	219,454
Accrued interest payable	718,954	671,437
Accrued retirement	230,258	225,720
Accrued expenses - other	65,050	81,754
Current maturities of long-term obligations	1,080,999	836,999
Notes payable	362,500	368,279
Notes payable - related parties	54,000	0
Total current liabilities	3,714,256	2,750,344

Long-term obligations:
Notes payable:
Other	909,503	1,150,225
Related parties	515,977	534,326
Total liabilities	5,139,736	4,434,895

Commitments

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,572,523	30,562,618
Accumulated deficit	(34,974,672)	(34,584,521)
Total stockholders’ deficiency	(4,373,088)	(3,992,842)
Total liabilities and stockholders’ deficiency	$766,648	$442,053

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$1,566,128	$1,799,489	$3,213,156	$3,663,251
Cost of sales	1,093,703	1,305,046	2,262,234	2,689,645
Gross profit	472,425	494,443	950,922	973,606

Costs and expenses:
General and administrative	280,152	290,750	576,956	650,630
Selling	326,693	194,162	643,747	416,643
Total costs and expenses	606,845	484,912	1,220,703	1,067,273

Operating (loss) income	(134,420)	9,531	(269,781)	(93,667)

Interest expense:
Related parties	(12,331)	(14,234)	(25,380)	(28,672)
Other	(48,249)	(49,019)	(94,990)	(97,388)
Total interest expense	(60,580)	(63,253)	(120,370)	(126,060)

Net loss	$(195,000)	$(53,722)	$(390,151)	$(219,727)

Net loss per share – basic and diluted	$(.01)	$.00	$(.01)	$(.01)

Weighted average shares outstanding – basic and diluted	29,061,883	28,732,213	29,061,883	27,653,043

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(390,151)	$(219,727)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	9,905	7,937
Depreciation and amortization	71,412	39,916
Reduction of accounts receivable allowances	(20,000)	0
(Increase) decrease in assets:
Accounts receivable	(393,240)	(24,782)
Prepaid expenses and other assets	(1,689)	3,335
Increase (decrease) in liabilities:
Accounts payable	608,987	(8,849)
Accrued expenses	58,166	91,691
Accrued retirement	4,538	4,360
Net cash used by operating activities	(52,072)	(106,119)

Cash flows from investing activities:
Purchases of property and equipment	(5,608)	(4,073)
Net cash used by investing activities	(5,608)	(4,073)

Cash flows from financing activities:
Proceeds from notes payable - related parties	29,000	0
Proceeds from notes payable - other	0	200,000
Repayments of notes payable - related parties	(2,010)	(24,903)
Repayments of notes payable - other	(5,779)	(25,000)
Net cash provided by financing activities	21,211	150,097

Net (decrease) increase in cash	(36,469)	39,905

Cash - beginning of period	42,436	13,510

Cash - end of period	$5,967	$53,415

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$56,425	$69,944

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements – (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2016 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC"). Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $390,151 and $219,727 for the six months ended June 30, 2017 and 2016, respectively, and stockholders’ deficiencies of $4,373,088 and $3,992,842 at June 30, 2017 and December 31, 2016, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During June 2017, the Company raised $29,000 of additional working capital from related parties. In July 2017, the Company completed a financing with an officer of the Company to provide up to $100,000 of additional working capital. In consideration for providing the financing, the Company granted the officer a stock option for 400,000 shares of its common stock exercisable at $.04 per share, which was the closing price of the Company’s common stock on the grant date.

On September 30, 2016, the Company extended the scheduled maturity of its $400,000 unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors (“Board”) from December 31, 2017 to January 1, 2020. The Company also extended the maturity dates of notes payable of $146,300 and $264,000 from January 1, 2017 to January 1, 2020.

In August 2016, the Company amended its financing agreement with its financial institution resulting in a reduction of its financing rate and an increase in its advance rate. See Note 5. Sale of Certain Accounts Receivable.

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

Note 4. Sales and Cost of Sales

The Company designates certain sales of third party software and project credits as agent sales where the Company does not have the performance obligation to deliver the software or credits to the end user. Accordingly, cost of sales is recorded as a reduction of sales and only the gross profit is included in sales in the accompanying statements of operations. For the three and six months ended June 30, 2017, the Company designated agent sales of $634,278. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheet at June 30, 2017.

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

Through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company amended its financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.85% at June 30, 2017) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2017, the Company sold approximately $2,589,000 ($3,180,000 – June 30, 2016) of its accounts receivable to the Purchaser. As of June 30, 2017, approximately $99,000 ($328,000 - December 31, 2016) of these receivables remained outstanding. Additionally, as of June 30, 2017, the Company had approximately $7,000 available under the financing line with the financial institution ($143,000 – December 31, 2016). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $9,915, at June 30, 2017 ($31,462 – December 31, 2016), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $23,748 for the six months ended June 30, 2017 ($38,561 – June 30, 2016). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net loss per share.
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted net loss per share:
Net loss	$(195,000)	$(53,722)	$(390,151)	$(219,727)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	28,732,213	29,061,883	27,653,043
Basic and diluted net loss per share	$(.01)	$.00	$(.01)	$(.01)

Anti-dilutive shares excluded from net loss per share	28,969,276	28,222,483	28,969,276	28,222,483

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was subsequently reduced during 2016 by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At June 30, 2017, the total principal amount payable under the note is $12,500 with accrued interest payable of $7,835 ($7,215 at December 31, 2016). The asset cost of $180,000 is amortized over its estimated useful life. The remaining balance at June 30, 2017 is $52,500 ($105,000 at December 31, 2016). Amortization expense over the next six months is expected to be $52,500.

Note 8. Notes Payable - Related Parties

The balance of the note payable to a member of the Company’s board of directors was $384,055 at June 30, 2017 ($386,065 at December 31, 2016). Principal and interest are paid monthly using an amortization schedule requiring annual principal payments of approximately $8,000 with all remaining outstanding amounts due on January 1, 2020. The current portion of approximately $10,000 is offset by the current portion of deferred financing costs of approximately $8,000. The effective rate of interest was 7.10% at June 30, 2017. On June 29, 2017, the Company borrowed $20,000 under the terms of a 6% unsecured demand note from this board member.

During June 2017, the Company borrowed $9,000 under the terms of a 6% unsecured demand note from an executive officer.

A 7% note payable of $25,000 due to a related party matures on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at June 30, 2017.

Note 9. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 9,782,000 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2017 and 2016.
	2017	2016
Risk-free interest rate	1.50%	1.07% -1.50%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.75 years	2.50 years

The Company recorded expense for options issued to employees and independent service providers of $2,784 and $1,173 for the three months ended June 30, 2017 and 2016, respectively, and $9,905 and $7,937 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, there was approximately $9,400 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares that vested during the six months ended June 30, 2017 was approximately $4,000. The weighted average fair value of options granted during the six months ended June 30, 2017 was approximately $.03 ($.06 during the six months ended June 30, 2016). No options were exercised during the six months ended June 30, 2017 and 2016.

A summary of all stock option activity for the six months ended June 30, 2017 follows.

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,583,000	$.12
Granted	150,000	$.045
Expired	(26,500)	$.26
Forfeited	(12,500)	$.04
Outstanding at June 30, 2017	8,694,000	$.12	3.8 years	$5,100

At June 30, 2017:
Vested or expected to vest	6,306,000	$.09	4.9 years	$5,100
Exercisable	6,116,000	$.09	4.9 years	$5,100

Note 10. Related Party - Accrued Interest Payable

Accrued Interest Payable – Included in accrued interest payable is accrued interest payable to related parties of $89,396 at June 30, 2017 ($81,347 - December 31, 2016).

Note 11. Subsequent Events

On July 18, 2017, the Company entered into an unsecured line of credit financing agreement (the “Agreement”) with its Chief Operating Officer. The Agreement provides for working capital of up to $100,000 through July 31, 2022. Borrowings bear interest at 6%. The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, is the interest rate less than 6% per annum. Interest is payable quarterly. As payment of an origination fee under the Agreement, the Company granted a stock option to purchase a total of 400,000 shares of the Company's common stock, par value $.001 per share at $.04 per share valued at $9,960. Such option became fully vested and exercisable on July 31, 2017. On July 18, 2017, the Company borrowed $30,000 under the Agreement used for working capital.

On July 18, 2017, the Board of Directors (the “Board”) appointed its Chief Operating Officer to the Board, filling an existing vacancy on the Board. In connection with this appointment, the Board granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $.04 per share of which was immediately vested.

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

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. is a provider of managed IT and virtualization services and a developer and provider of cybersecurity tools and solutions to private businesses and government agencies. As part of these services we:

●
design, develop and market solutions and products that solve and simplify network cybersecurity needs of small and medium sized enterprises ("SMEs"), government agencies, and certain large commercial enterprises. We are a master distributor for Webroot, a cloud based security platform solution, where we market to and provide support for over 350 reseller partners across North America;

●	provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with Hewlett Packard Enterprise Company ("HPE"); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions, and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education ("SLED") entities and the the New York State Office of General Services (“NYS OGS”). These activities take place in our professional services organization ("PSO").

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

Results of Operations

Comparison of Three and Six Month Periods ended June 30, 2017 and 2016

The following tables compare our statements of operations data for the three and six months ended June 30, 2017 and 2016. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$1,566,128	100.0%	$1,799,489	100.0%	$(233,361)	(13.0)%
Cost of sales	1,093,703	69.8	1,305,046	72.5	(211,343)	(16.2)
Gross profit	472,425	30.2	494,443	27.5	(22,018)	(4.5)
General and administrative	280,152	17.9	290,750	16.2	(10,598)	(3.6)
Selling	326,693	20.9	194,162	10.8	132,531	68.3
Total costs and expenses	606,845	38.7	484,912	26.9	121,933	25.1
Operating (loss) income	(134,420)	(8.6)	9,531	0.5	(143,951)	(1,510.3)
Interest expense	(60,580)	(3.9)	(63,253)	(3.5)	2,673	(4.2)
Net loss	$(195,000)	(12.5)%	$(53,722)	(3.0)%	$(141,278)	263.0%
Net loss per share - basic and diluted	$(.01)		$.00		$(.01)

	Six Months Ended June 30,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$3,213,156	100.0%	$3,663,251	100.0%	$(450,095)	(12.3)%
Cost of sales	2,262,234	70.4	2,689,645	73.4	(427,411)	(15.9)
Gross profit	950,922	29.6	973,606	26.6	(22,684)	(2.3)
General and administrative	576,956	18.0	650,630	17.8	(73,674)	(11.3)
Selling	643,747	20.0	416,643	11.4	227,104	54.5
Total costs and expenses	1,220,703	38.0	1,067,273	29.1	153,430	14.4
Operating loss	(269,781)	(8.4)	(93,667)	(2.6)	(176,114)	(188.0)
Interest expense	(120,370)	(3.7)	(126,060)	(3.4)	5,690	(4.5)
Net loss	$(390,151)	(12.1)%	$(219,727)	(6.0)%	$(170,424)	77.6%
Net loss per share - basic and diluted	$(.01)		$(.01)		$.00

Sales

For the three months ended June 30, 2017 and 2016, respectively, our:
●
managed service and virtualization project sales comprised approximately 80% and 89% of our total sales; and
●
commercial sales to SMEs, have grown to approximately 17% of our total sales from 11%; and

For the six months ended June 30, 2017 and 2016, respectively, our:
●
managed service and virtualization project sales comprised approximately 79% and 88% of our total sales; and
●
commercial sales to small and medium sized enterprises ("SMEs"), have grown to approximately 16% from 10%.

In addition, we had agent sales of VMware licenses and project credits of approximately $634,00 for the three and six months ended June 30, 2017. Since these are designated as agent sales only the gross profit is included in sales.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 68% from 2016 to 2017 was offset in part by sales growth of approximately 48% from our commercial SME businesses during the six months ended June 30, 2017 as compared to 2016. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We began to close sales of Nodeware with our channel partners during 2017. We expect future sales from security assessments and related projects by our cybersecurity personnel.

One of our priorities is to increase sales. Accordingly, beginning in 2016, we hired additional commercial sales personnel to increase commercial sales of Webroot, Nodeware and cybersecurity projects in the SME market. Our investments in personnel began to generate commercial SME operating income in 2016 continuing into 2017.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

For the three and six months ended June 30, 2017, our gross profit decreased by $22,018 and $22, 684, respectively, as our sales decreased during these periods.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased in 2017 consisting of various expense items including reductions in consulting expense of approximately $9,700, employee salaries and benefits of approximately $12,200 and our accounts receivable allowance of $20,000 for the six months ended June 30, 2017.

Selling Expenses

The increase in selling expenses in 2017 is principally due to the addition of employee salaries and benefits totaling approximately $115,000 and $200,000 for the three and six months ended June 30, 2017 as we launched Nodeware and expanded our commercial SME marketing efforts.

Operating Loss

The increase in our operating loss for 2017 is principally attributable to an increase in operating expenses of $121,933 and $153,430 for the three and six months ended June 30, 2017 as compared to 2016 and a decrease in our gross profit.

Interest Expense

The decrease in interest expense is principally attributable to a net decrease in financing of our accounts receivable since the volume of our financings decreased. This was partially offset by increased interest expense associated with proceeds from a working capital note payable that originated in 2016.

        Net Loss

The increase is attributable to the items discussed above for the three and six months ended June 30, 2017 as compared to 2016.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $5,967 available for working capital needs and planned capital asset expenditures. During 2017, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2017, we had financing availability, based on eligible accounts receivable, of approximately $7,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At June 30, 2017, we had $15,945 of availability under the LOC Agreement. On June 29, 2017, we borrowed $20,000 under the terms of a demand note from this board member.

During June 2017, we borrowed $9,000 under the terms of a 6% unsecured demand note from an executive officer.

At June 30, 2017, we had a working capital deficit of approximately $3,034,000 and a current ratio of .18. This increase in the working capital deficit from $2,448,000 at December 31, 2016 is principally due to the scheduled maturity on January 1, 2018 of a $265,000 note payable due to a third party and $25,000 due on March 31, 2018 to a related party and increases in accrued expenses payable.

At June 30, 2017, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

At June 30, 2017, we have current maturities of long-term obligations of $1,080,999. Included in this balance is approximately $816,000 due to the Pension Benefit Guaranty Corporation (the "PBGC") of which $570,000 is due to the PBGC in accordance with the October 2011 Settlement Agreement. Payments are contingent upon our earning free cash flow in excess of defined amounts which vary by year. No amounts have been owed or paid on this obligation through June 30, 2017. However, if no amounts are obligated to be paid for 2017, we anticipate that we will write off the balance when our agreement with the PBGC is satisfied and, if so, realize a noncash gain at that time. If this occurs, this will provide a contribution of $570,000 to our net income and improve our working capital. Since we are not current with our periodic payments to the PBGC, all principal on our note payable of $246,000 was recorded as a current liability at June 30, 2017. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended notes totaling $440,000 with the lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

On July 18, 2017, we entered into an unsecured line of credit financing agreement (the “Agreement”) with our Chief Operating Officer. The Agreement provides for working capital of up to $100,000 through July 31, 2022 with interest at 6%. On July 18, 2017, we borrowed $30,000 under the Agreement with proceeds used for working capital.

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

The following table sets forth our cash flow information for the periods presented:
	Six Months Ended June 30,
	2017	2016
Net cash used by operating activities	$(52,072)	$(106,119)
Net cash used by investing activities	(5,608)	(4,073)
Net cash provided by financing activities	21,211	150,097
Net (decrease) increase in cash	$(36,469)	$39,905

Cash Flows Used by Operating Activities

Net cash used by operations during the six months ended June 30, 2017 was $52,072. Our operating cash flow is primarily affected by the overall profitability of our contracts and sales, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our cash used by operating activities in 2017 included our net loss of $390,151 for the six months ended June 30, 2017. Our net loss was offset in part by non-cash items of $81,317 and an increase in accounts receivable of $393,240 primarily due to sales of VMware credits in June 2017 that were paid to us in July 2017 and an increase in accounts payable of $608,987 primarily due to sales of VMware credits that we paid to the supplier in July 2017. In addition, accrued expenses payable increased by $62,704 due to increases in accrued payroll due to the routine timing of payroll disbursements after June 30, 2017 and accrued interest payable.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $5,608 for computer hardware and software during the six months ended June 30, 2017. We expect to continue to invest in computer hardware and software to update our technology to support our business but do not anticipate significant expenditures on an annual basis at our current level of operations.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $21,211 for the six months ended June 30, 2017 consisting of new loans from related parties of $29,000 offset by principal payments of $2,010 to related parties and $5,779 on other notes payable.

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

Infinite Group, Inc. (Registrant)

Date August 11, 2017	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date August 11, 2017	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
10.1	Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (1)
10.2	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (1)
10.3	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.
(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 21, 2017.