Form 10-Q
period 2017-09-30
INFINITE GROUP INC
filed 2017-11-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2017

Commission file number: 0-21816
_________________________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

175 Sully’s Trail, Suite 202
Pittsford, New York 14534
(585) 385-0610
A Delaware Corporation

IRS Employer Identification Number: 52-1490422
_________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,461,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 14, 2017.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2017

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – September 30, 2017 (Unaudited) and December 31, 2016	3

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016	4

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

SIGNATURES	14

INDEX TO EXHIBITS	14

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC.

BALANCE SHEETS

	September 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash	$14,102	$42,436
Accounts receivable, net of allowances of $40,000 – 2017; $70,000 – 2016	335,615	243,477
Prepaid expenses and other current assets	8,286	16,076
Total current assets	358,003	301,989

Property and equipment, net	21,436	26,079

Software, net	26,250	105,000

Deposits	6,667	8,985
Total assets	$412,356	$442,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$592,040	$346,701
Accrued payroll	336,724	219,454
Accrued interest payable	744,596	671,437
Accrued retirement	232,560	225,720
Accrued expenses - other	61,623	81,754
Current maturities of long-term obligations	1,255,999	836,999
Notes payable	362,500	368,279
Notes payable and current portion long-term debt - related parties	63,353	0
Total current liabilities	3,649,395	2,750,344

Long-term obligations:
Notes payable:
Other	720,141	1,150,225
Related parties	572,615	534,326
Total liabilities	4,942,151	4,434,895

Commitments

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,461,883 – 2017; 29,061,883 – 2016 shares issued and outstanding	29,461	29,061
Additional paid-in capital	30,603,416	30,562,618
Accumulated deficit	(35,162,672)	(34,584,521)
Total stockholders’ deficiency	(4,529,795)	(3,992,842)
Total liabilities and stockholders’ deficiency	$412,356	$442,053

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$1,586,278	$1,727,750	$4,799,434	$5,391,001
Cost of sales	1,133,202	1,223,085	3,395,436	3,912,730
Gross profit	453,076	504,665	1,403,998	1,478,271

Costs and expenses:
General and administrative	290,142	297,346	867,097	947,978
Selling	288,093	228,590	931,840	645,232
Total costs and expenses	578,235	525,936	1,798,937	1,593,210

Operating loss	(125,159)	(21,271)	(394,939)	(114,939)

Interest expense:
Related parties	(14,840)	(13,393)	(40,221)	(42,065)
Other	(48,001)	(48,678)	(142,991)	(146,066)
Total interest expense	(62,841)	(62,071)	(183,212)	(188,131)

Net loss	$(188,000)	$(83,342)	$(578,151)	$(303,070)

Net loss per share – basic and diluted	$(.01)	$.00	$(.02)	$(.01)

Weighted average shares outstanding – basic and diluted	29,105,361	29,061,883	29,076,535	28,127,817

See notes to unaudited financial statements.

  INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(578,151)	$(303,070)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	25,198	31,301
Depreciation and amortization	106,909	65,875
Reduction of accounts receivable allowances	(30,000)	0
(Increase) decrease in assets:
Accounts receivable	(62,138)	(313,253)
Prepaid expenses and other assets	10,108	(5,799)
Increase (decrease) in liabilities:
Accounts payable	245,339	(72,388)
Accrued expenses	170,298	281,349
Accrued retirement	6,840	6,573
Net cash used by operating activities	(105,597)	(309,412)

Cash flows from investing activities:
Purchases of property and equipment	(5,608)	(4,073)
Net cash used by investing activities	(5,608)	(4,073)

Cash flows from financing activities:
Proceeds from notes payable - related parties	92,000	0
Proceeds from notes payable - other	0	400,000
Repayments of notes payable - related parties	(3,350)	(5,984)
Repayments of notes payable - other	(5,779)	(62,161)
Net cash provided by financing activities	82,871	331,855

Net (decrease) increase in cash	(28,334)	18,370

Cash - beginning of period	42,436	13,510

Cash - end of period	$14,102	$31,880

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$89,986	$106,760

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2016 balance sheet has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $578,151 and $303,070 for the nine months ended September 30, 2017 and 2016, respectively, and stockholders’ deficiencies of $4,529,795 and $3,992,842 at September 30, 2017 and December 31, 2016, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During June and July 2017, the Company raised $32,000 of additional working capital from related parties.

In July 2017, the Company completed a financing with an officer of the Company to provide up to $100,000 of additional working capital. In consideration for providing the financing, the Company granted the officer a stock option for 400,000 shares of its common stock exercisable at $.04 per share, which was the closing price of the Company’s common stock on the grant date. Through September 30, 2017, the Company borrowed and has outstanding $60,000 under this financing.

In September 2017, the Company completed a financing with a related party to provide up to $75,000 of additional working capital. See Note 9. Financing Agreement.

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

The Company believes the capital resources available under its factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth of the Company. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

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

Note 4. Sales and Cost of Sales

For sales of third party software and project credits where the Company does not have the performance obligation to deliver the software or credits to the end user, the Company acts as an agent rather than a principal. Accordingly, cost of such sales is recorded as a reduction of sales and only the gross profit is included in sales in the accompanying statements of operations. The Company generated gross agent sales of $169,625 and $803,903 for the three and nine months ended September 30, 2017 and $124,490 for the three and nine months ended September 30, 2016. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheet at September 30, 2017.

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

Through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company amended its financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.85% at September 30, 2017) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2017, the Company sold $3,694,713 ($4,524,246 – September 30, 2016) of its accounts receivable to the Purchaser. As of September 30, 2017, $381,000 ($328,000 - December 31, 2016) of these receivables remained outstanding. Additionally, as of September 30, 2017, the Company had approximately $104,000 available under the financing line with the financial institution ($143,000 – December 31, 2016). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $38,099, at September 30, 2017 ($31,462 – December 31, 2016), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $35,944 for the nine months ended September 30, 2017 ($53,063 - September 30, 2016) and $12,196 for the three months ended September 30, 2017 ($14,502 - September 30, 2016). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted net loss per share:
Net loss	$(188,000)	$(83,342)	$(578,151)	$(303,070)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,105,361	29,061,883	29,076,535	28,127,817
Basic and diluted net loss per share	$(.01)	$.00	$(.02)	$(.01)

Anti-dilutive shares excluded from net loss per share	28,033,096	28,829,443	28,033,096	28,829,443

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on September 30, 2016 but was not paid then although the balance was subsequently reduced during 2016 by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At September 30, 2017, the total principal amount payable under the note is $12,500 with accrued interest payable of $8,150 ($7,215 at December 31, 2016). The asset cost of $180,000 is amortized over its estimated useful life. The remaining balance at September 30, 2017 is $26,250 ($105,000 at December 31, 2016) which will be fully amortized by December 31, 2017.

Note 8. Notes Payable - Related Parties

The balance of the note payable to a member of the Company’s board of directors was $382,715 at September 30, 2017 ($386,065 at December 31, 2016). Principal and interest are paid monthly using an amortization schedule requiring annual principal payments of $8,000 with all remaining outstanding amounts due on January 1, 2020. The current portion of $10,680 is offset by the current portion of deferred financing costs of $4,327. The effective rate of interest was 7.10% at September 30, 2017. On June 29, 2017, the Company borrowed $20,000 under the terms of a 6% unsecured demand note from this board member.

During June and July 2017, the Company borrowed $12,000 under the terms of 6% unsecured demand notes from an executive officer.

On July 18, 2017, the Company entered into an unsecured line of credit financing agreement (the “Agreement”) with its Chief Operating Officer. The Agreement provides for working capital of up to $100,000 through July 31, 2022. Borrowings bear interest at 6%. The interest rate is adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, is the interest rate less than 6% per annum. Interest is payable quarterly. As payment of an origination fee under the Agreement, the Company granted a stock option to purchase a total of 400,000 shares of the Company's common stock, par value $.001 per share at $.04 per share valued at $9,960. Such option became fully vested and exercisable on July 31, 2017. Through September 30, 2017, the Company borrowed and has outstanding $60,000 under the Agreement with proceeds used for working capital.

A 7% note payable of $25,000 due to a related party matures on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at September 30, 2017.

Note 9. Financing Agreement

On September 21, 2017, the Company entered into an unsecured line of credit financing agreement (the “LOC Note Agreement”) with a related party. The LOC Note Agreement provides for working capital of up to $75,000 through December 31, 2022. Borrowings bear interest at 6%. In consideration for providing the financing, the Company paid the lender a fee of 400,000 shares of its common stock valued at $.04 per share valued or $16,000 in the aggregate, using the closing price of the Company’s common stock on the date the agreement was executed. No amount was borrowed through September 30, 2017.

Note 10. Stock Option Plans and Agreements

The Company has approved stock option plans and agreements covering up to an aggregate of 8,209,000 shares of common stock. Plan options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2017 and 2016.

	2017	2016

Risk-free interest rate	1.50% - 1.58%	.88% - 1.50%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.75 to 3.0 years	2.50 to 5.75 years

The Company recorded expense for options issued to employees and independent service providers of $15,294 and $23,364 for the three months ended September 30, 2017 and 2016, respectively, and $25,198 and $31,301 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, there was approximately $7,300 of unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares that vested during the nine months ended September 30, 2017 was approximately $29,000 ($233,000 during the nine months ended September 30, 2016). The weighted average fair value of options granted during the nine months ended September 30, 2017 was $.03 ($.02 during the nine months ended September 30, 2016). No options were exercised during the nine months ended September 30, 2017 and 2016.

A summary of all stock option activity for the nine months ended September 30, 2017 follows.

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,583,000	$.12
Granted	680,000	$.04
Expired	(169,500)	$.41
Forfeited	(1,462,500)	$.15
Outstanding at September 30, 2017	7,631,000	$.12	4.4 years	$4,900

At September 30, 2017:
Vested or expected to vest and exercisable	6,693,000	$.08	4.7 years	$4,900

Note 10. Related Party - Accrued Interest Payable

Included in accrued interest payable is accrued interest payable to related parties of $95,513 at September 30, 2017 ($81,347 - December 31, 2016).

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
● provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with DXC Technology, formerly a unit of Hewlett Packard Enterprise Company (HPE); and
● are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions, and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (OGS). These activities take place in our professional services organization (PSO).

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. During 2016, we brought one product, Nodeware™, to market. Nodeware™ is an automated, continuous plug and play network vulnerability management system that consists of hardware and software. It is intended to fill a need in the SME market. It assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network and infrastructure. Nodeware™ is used to eliminate security gaps for SMEs. We sell Nodeware™ in the commercial sector through our current channel partners.

Our cybersecurity services business provides services and technical resources to support both our channel partners and end customers. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently. We are working to expand our managed services business with our current federal enterprise customer. From time to time we are in various stages of the proposal process with potential enterprise customers including responding to requests for information, quotations, draft statements of work, and pricing.

Results of Operations

Comparison of Three and Nine Month Periods ended September 30, 2017 and 2016

The following tables compare our statements of operations data for the three and nine months ended September 30, 2017 and 2016. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$1,586,278	100.0%	$1,727,750	100.0%	$(141,472)	(8.2)%
Cost of sales	1,133,202	71.4	1,223,085	70.8	(89,883)	(7.3)
Gross profit	453,076	28.6	504,665	29.2	(51,589)	(10.2)
General and administrative	290,142	18.3	297,346	17.2	(7,204)	(2.4)
Selling	288,093	18.2	228,590	13.2	59,503	26.0
Total costs and expenses	578,235	36.5	525,936	30.4	52,299	9.9
Operating loss	(125,159)	(7.9)	(21,271)	(1.2)	103,888	488.4
Interest expense	(62,841)	(4.0)	(62,071)	(3.6)	770	1.2
Net loss	$(188,000)	(11.9)%	$(83,342)	(4.8)%	$(104,658)	125.6%
Net loss per share - basic and diluted	$(.01)		$.00		$(.01)

	Nine Months Ended September 30,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$4,799,434	100.0%	$5,391,001	100.0%	$(591,567)	(11.0)%
Cost of sales	3,395,436	70.7	3,912,730	72.6	(517,294)	(13.2)
Gross profit	1,403,998	29.3	1,478,271	27.4	(74,273)	(5.0)
General and administrative	867,097	18.1	947,978	17.6	(80,881)	(8.5)
Selling	931,840	19.4	645,232	12.0	286,608	44.4
Total costs and expenses	1,798,937	37.5	1,593,210	29.6	205,727	12.9
Operating loss	(394,939)	(8.2)	(114,939)	(2.1)	280,000	243.6
Interest expense	(183,212)	(3.8)	(188,131)	(3.5)	(4,919)	(2.6)
Net loss	$(578,151)	(12.0)%	$(303,070)	(5.6)%	$(275,081)	90.8%
Net loss per share - basic and diluted	$(.02)		$(.01)		$(.01)

Sales

For the three months ended September 30, 2017 and 2016, respectively, our:
●
managed service and virtualization project sales comprised approximately 77% and 86% of our total sales; and
●
commercial sales to small and medium sized enterprises (SMEs) have grown to approximately 18% of our total sales from 13%.

For the nine months ended September 30, 2017 and 2016, respectively, our:
●
managed service and virtualization project sales comprised approximately 78% and 87% of our total sales; and
●
commercial sales to SMEs have grown to approximately 17% from 11%.

In addition, we generated gross agent sales of VMware licenses and project credits of $169,625 and $803,903 for the three and nine months ended September 30, 2017 compared to $124,490 for the three and nine months ended September 30, 2016. Since we have determined that we act as an agent and not as a principal in connection with these sales, only the gross profit is included in sales.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 68% from 2016 to 2017 was offset in part by sales growth of approximately 39% from our commercial SME businesses during the nine months ended September 30, 2017 as compared to 2016. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We began to close sales of Nodeware™ with our channel partners during 2017. In September 2017, we released a new and improved release of the Nodeware™ vulnerability management system with options for both virtual machine and hardware deployment. We are focusing on increasing our Nodeware™ sales through our network of channel partners.

One of our priorities is to increase sales. Since 2016, we have hired additional commercial sales personnel to increase commercial sales of Webroot in the SME market and Nodeware™ in the SME and enterprise markets. Our investments in personnel began to generate commercial SME operating income in 2016 continuing into 2017.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

For the three and nine months ended September 30, 2017, our gross profit decreased by $51,589 and $74,273, respectively, as our sales decreased during these periods. Our gross profit margin improved from 27.4% to 29.3% for the nine month periods ended September 30, 2016 and 2017 principally due to the growth of our commercial SME sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. For the nine months ended September 30, 2017, general and administrative expenses decreased consisting of various expense items including reductions in occupancy expenses, stock option expenses of approximately $8,900, and our accounts receivable allowance of $30,000.

Selling Expenses

The increase in selling expenses in 2017 is principally due to the addition of employee salaries, benefits and payroll taxes totaling approximately $62,900 and $273,300 for the three and nine months ended September 30, 2017, respectively, as we launched Nodeware™ and expanded our commercial SME marketing efforts.

Operating Loss

The increase in our operating loss for 2017 is principally attributable to an increase in operating expenses of $52,299 and $205,727 for the three and nine months ended September 30, 2017, respectively, as compared to 2016 and a decrease in our gross profit.

Interest Expense

The decrease in interest expense for the nine months ended September 30, 2017 is principally attributable to a net decrease in financing of our accounts receivable since the volume of our financings decreased. This was partially offset by increased interest expense associated with proceeds from working capital notes payable that originated in 2016 and 2017.

Net Loss

The increase is attributable to the items discussed above for the three and nine months ended September 30, 2017 as compared to 2016.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $14,102 available for working capital needs and planned capital asset expenditures. During 2017, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2017, we had financing availability, based on eligible accounts receivable, of approximately $104,000 under this line. We pay fees based on the length of time that the invoices remain unpaid.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the “LOC Agreement”) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At September 30, 2017, we had $17,285 of availability under the LOC Agreement. On June 29, 2017, we borrowed $20,000 under the terms of a demand note from this board member.

In addition, during June and July 2017, we borrowed $12,000 under the terms of 6% unsecured demand notes from an executive officer.

On July 18, 2017, we entered into an unsecured line of credit financing agreement (the “Agreement”) with our Chief Operating Officer. The Agreement provides for working capital of up to $100,000 through July 31, 2022 with interest at 6%. Through September 30, 2017, we borrowed and have outstanding $60,000 with proceeds used for working capital.

In September 2017, we completed a financing with a related party to provide up to $75,000 of additional working capital. The agreement provides for working capital of up to $75,000 through December 31, 2022. Borrowings bear interest at 6%. No amount was borrowed through September 30, 2017.

At September 30, 2017, we had a working capital deficit of approximately $3,291,000 and a current ratio of .10. This increase in the working capital deficit from $2,448,000 at December 31, 2016 is principally due to the scheduled maturities of notes payable due to third parties of $440,000 in 2018, $25,000 due to a related party on March 31, 2018 and increases in accrued expenses payable.

At September 30, 2017, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on September 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2015 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

At September 30, 2017, we have current maturities of long-term obligations of $1,262,352 (which includes current portion long-term debt – related parties of $6,353). Included in this balance is approximately $816,000 due to the Pension Benefit Guaranty Corporation (the PBGC) of which $570,000 is due to the PBGC in accordance with the October 2011 Settlement Agreement. Payments are contingent upon our earning free cash flow in excess of defined amounts which vary by year. No amounts have been owed or paid on this obligation through September 30, 2017. However, if no amounts are obligated to be paid for 2017, we anticipate that we will write off the balance when our agreement with the PBGC is satisfied and, if so, realize a noncash gain at that time. If this occurs, this will provide a contribution of $570,000 to our net income and improve our working capital. Since we are not current with our periodic payments to the PBGC, all principal on our note payable of $246,000 was recorded as a current liability at September 30, 2017. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended notes totaling $440,000 with these lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from third and related parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2017	2016

Net cash used by operating activities	$(105,597)	$(309,412)
Net cash used by investing activities	(5,608)	(4,073)
Net cash provided by financing activities	82,871	331,855
Net (decrease) increase in cash	$(28,334)	$18,370

Cash Flows Used by Operating Activities

Net cash used by operations during the nine months ended September 30, 2017 was $105,597. Our operating cash flow is primarily affected by the overall profitability of our contracts and sales, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our cash used by operating activities in 2017 included our net loss of $578,151 for the nine months ended September 30, 2017. Our net loss was offset in part by non-cash expense items of $132,107, an increase in accounts receivable of $62,138, and an increase in accounts payable of $245,339. In addition, accrued expenses payable increased by $177,138 due to increases in accrued payroll due to the routine timing of payroll disbursements after September 30, 2017 and accrued interest payable.

We continue to employ sales personnel to increase commercial Nodeware™ and commercial SME sales. Our investments in personnel began to generate commercial SME operating income in 2016 continuing into 2017. Due to the lengthy lead times needed to generate new Nodeware™ sales, we do not expect to realize a return from new sales personnel for one or more quarters. As a result, we may experience net losses from certain investments in personnel until sufficient sales are generated. We expect to fund the costs for sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $5,608 for computer hardware and software during the nine months ended September 30, 2017. We expect to continue to invest in computer hardware and software to update our technology to support our business but do not anticipate significant expenditures on an annual basis at our current level of operations.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $82,871 for the nine months ended September 30, 2017 consisting of new loans from related parties of $92,000 offset by principal payments of $3,350 to related parties and $5,779 on other notes payable.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2017, the Company entered into an unsecured line of credit financing agreement (the “LOC Note Agreement”) with a related party. The LOC Note Agreement provides for working capital of up to $75,000 through December 31, 2022. Borrowings bear interest at 6%. In consideration for providing the financing, the Company paid the lender a fee of 400,000 shares of its common stock valued at $.04 per share or $16,000 in the aggregate, using the closing price of the Company’s common stock on the date the agreement was executed.

The issuance of this stock was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

Item 6. Exhibits.

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located below in this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)

Date November 14, 2017	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2017	/s/ James Witzel
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
10.1	Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.