Form 10-K
period 2017-12-31
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number 0-21816
___________________________

Infinite Group, Inc.
175 Sully’s Trail, Suite 202
Pittsford, NY 14534
(585) 385-0610
A Delaware Corporation
IRS Employer Identification Number: 52-1490422

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value
Common stock is quoted on the OTC Bulletin Board under the trading symbol IMCI
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.036 on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $980,000.

As of July 1 2019, 29,061,883 shares of the registrant's common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

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
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with DXC Technology Company (DXC); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our virtualization sales organization in conjunction with support from our professional services organization (PSO).

Business Overview

As of December 31, 2017, we had 58 full-time employees and information technology independent contractors. We possess certifications with our business and technology partners and our personnel maintain numerous certifications and qualifications. Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Florida, Maryland, North Carolina, Texas, and Virginia.

We had sales of approximately $6.4 million in 2017 and approximately $7.1 million in 2016. We generated an operating loss of approximately $398,000 in 2017 as compared to approximately $75,000 in 2016. We had a net loss of $75,000 in 2017 as compared to $325,000 in 2016. We recorded other income of $569,999 in 2017 when we had no further obligation to make certain debt payments. We derived approximately 78% of our sales in 2017 and 82% in 2016 from contracts as either a prime contractor or a subcontractor.

During 2017, we focused on increasing sales of VMware virtualization software licenses in the SLED and commercial sectors. We have become less reliant on sales of U.S. Federal Government virtualization projects as an Original Equipment Manufacturer (OEM) subcontractor and are focused on increased our direct sales of virtualization projects to both SLED and commercial businesses.

During 2016, we were added to the umbrella NYS OGS Contract through our partnership with VMware. Accordingly, our personnel have worked with SLED and other NYS personnel to build relationships needed to pursue additional sales of VMware software licenses and services through the bidding process. During 2017, under this agreement we sold and delivered virtualization software licenses and project credits to New York State of approximately $1.2 million. We designate these as agent sales and, accordingly, only the gross profit is included in our reported sales.

During 2017, we were added to the umbrella NYS OGS Contract through our partnership with Hewlett Packard Enterprise Company (HPE), which also enables us to sell complementary virtualization solutions and hyperconverged infrastructure leveraging VMware solutions to SLED customers.

We achieved a 17% increase in sales of Webroot to commercial customers through our channel partners in 2017 and continued to earn operating income after incurring start-up losses in prior periods.

During 2017, we derived approximately 70% of our sales from one client, DXC, including sales under subcontracts for services to its end clients, principally a major establishment of the U.S. Government (the U.S. Government Entity) for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 5,000 physical and virtual servers and 250,000 client workstations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We provide subcontracted professional services to a select set of OEMs and commercial entities that need additional skilled resources when architecting and implementing solutions. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. Our experience with cloud and virtualization computing related software has enabled us to take advantage of a growing trend towards Managed IT Services, particularly in security and the SME space. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients. During 2017, we provided professional services to these clients and earned 8.5% of our sales.

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. We brought one product to market and we intend to bring other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on SMEs. We enable our partners by providing recurring revenue based business models that use our automated and continuous plug and play solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition in these markets is on the rise.

Our cybersecurity business is comprised of three components: security services, product development, and sales of third party security solutions. We provide services and technical resources to support both our channel partners and end customers. For example, we work with our partner, Webroot, to increase our base of channel partners and to increase sales of Webroot’s cloud based endpoint security solution, with the objective of growing our recurring revenue model.

Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently.

We are working to expand our managed services business with our prime partner, DXC, and the current federal enterprise customer and its customers. The following sections define specific strategic components of our business strategy.

Nodeware

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware.  In May 2017, we filed a utility patent application for Nodeware. Our patent application is ready for examination by the U.S. patent application examiner. We launched Nodeware in November 2016. Nodeware is an automated vulnerability management solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against malicious intent to exploit known problems in a customer’s network with simplicity and affordability. Customers have the option to purchase Nodeware or Nodeware Plus to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for SMEs with single subnet or several subnets, whereas Nodeware Plus can accommodate larger organizations with more advanced network needs.

Nodeware assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering.

Nodeware 2.0 was released to the market during 2017 providing the same solution with a set of new features, such as credentialed vulnerability scanning. This scans the customer’s system through domain credentials without requiring an agent, providing a more comprehensive view of customer vulnerabilities. This level of access often results in the discovery of more missing patches or vulnerabilities that can then be addressed by following instructions available within the Nodeware interface.

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. We sell Nodeware in the commercial sector through channel partners and agents.

Intellectual Property

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent-pending and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. To date, we have filed one patent application for our proprietary product, Nodeware, in May 2016. The efforts we have taken to protect our intellectual property may not be sufficient or effective.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO) and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. Our patent application for Nodeware is ready for examination by the U.S. patent application examiner.

Technology and Product Development

Our goal is to position our products and solutions to enable vertical integration with other solutions. We have a technology and product development strategy aligned with our business strategy.

Cybersecurity Services

We provide cybersecurity consulting services that include security awareness training, risk management, IT governance and compliance, security audit services, penetration testing, and virtual Chief Information Security Officer (CISO) offerings to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.) in North America. Our cybersecurity projects use Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents.

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

New York State and Local Government and Education (SLED). In 2016, we began working with VMware when it established a contract with NYS. VMware designated us as one of a select group of partners that is authorized to sell VMware licenses to SLED customers throughout New York State under their 2016 New York State Information Technology Service (ITS) Manufacturer Umbrella Contract. Beginning in 2017, we also have a similar contract with HPE under the NYS OGS contract that further enables us to bring solutions to SLED customers.

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

Partner Agreements

VMware Enterprise Solution Provider and Consulting Subcontractor. Since 2007, we have been an approved VMware Authorized Consultant (VAC) by VMware, Inc. VMware is recognized as the industry leader in virtualization technology. As a VAC, we are trained and certified to deliver consulting services and solutions leveraging VMware technology. Our cloud solutions let entities convert the capital expenditure of building and maintaining in-house data storage and computing systems to an affordable, low monthly operating cost. We compare desired outcomes, determine financial implications and create a clear plan to optimize this technology. We implement offsite data storage, server virtualization, virtual desktop infrastructure, and public, private or hybrid cloud solutions.

We recognized demand for VMware related services in the public sector (U.S. Government and state marketplace) and joined VMware’s Consulting and Integration Partner Program (CIPP), a program specifically targeted toward highly skilled and committed partners. We have completed over 700 projects around the globe and in market sectors including U.S. Government, state governments, education, and commercial corporations.

During 2015, we became a VMware Enterprise Level Solution Provider (ESP) where we still have the benefits of an architect, integration, and service partner along with the ability to sell VMware licenses. We believe that this has positioned us to become a full lifecycle solutions provider to create our own opportunities to sell VMware licenses directly to end customers. We assess, architect, recommend, implement, and support our customers directly while still maintaining our current relationship with the VMware PSO. We have several solution specializations and are registered with the U.S. Federal and Education Specializations and SLED within VMware.

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

CISSP® - Certified Information Systems Security Professionals. The CISSP certification is a credential for those with technical and managerial competence, skills, experience, and credibility to design, engineer, implement, and manage overall information security programs to protect organizations from increasingly sophisticated attacks. It is a globally recognized standard of achievement. Certain of our employees in our cyber security group have this certification.

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

DXC Technology Company (DXC) Global Procurement Master Terms Agreement. We are a member of a select group of suppliers that enables DXC to purchase products and services from us under a global procurement master agreement and as specified in a statement of work for each project. This relationship continues to evolve and is something that is responsible for our long-term relationship with the Federal customer mentioned previously. DXC has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients. The program comprises practical tools and services that we anticipate will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry to generate more revenue. Our global procurement master agreement with DXC runs to January 2020.

Competition

As we increase our focus in security services and product development, we face competition from several different vendors in this evolving market. We compete with other IT professional services firms operating in the U.S. Government, state and local government and commercial marketplace. We obtain a portion of our business based on proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms. We face competition in the commercial markets from other IT service providers and software development companies, large and small. Many of our competitors, in general, have substantially greater capital resources, research and development staffs, sales, and marketing resources, facilities, and experience.

Company Information Available on the Internet

We maintain a website at https://IGIus.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report.

Employees

As of December 31, 2017, we have 58 full-time employees, including 42 in information technology services, three in executive management, three in accounting, finance and administration, and ten in software development, marketing and sales. We are not subject to any collective bargaining agreements and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in marketing and information technology services as we expand our sales.

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

We derived approximately 78% of our sales in 2017 from contracts as either a prime contractor or a subcontractor with over 70% from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Our utilization rates are also affected by several factors, including:

●
seasonal trends, primarily because of holidays, vacations, and slowdowns by our clients, which may have a more significant effect in  the fourth quarter.
●
our ability to transition employees from completed engagements to new engagements.
●
our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce. and
●
our ability to manage employee turnover.

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

We are subject to industrial security regulations of the U.S. Government agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearance, which could result in our U.S. Government clients terminating or deciding not to renew an existing contract and could impair our ability to obtain new contracts.

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

We derived approximately 78% of our sales in 2017 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Our sales may suffer if our patent application for the technology used by our product, Nodeware, is not approved.

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, to protect the technology that we developed and applied. In May 2017, we filed a utility patent application for Nodeware. Our patent application is ready for examination by the U.S. patent application examiner.  We may not have the full protection until it is fully approved. This may provide an opportunity for our competitors to develop similar products and technologies and directly compete with us. This may harm our sales and our ability to earn a return on our investments in this technology.

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

Our channel partners use Nodeware in cybersecurity projects. Our channel partners may incur the same risks that we incur in completing cybersecurity projects using Nodeware.

For any security breaches against customers that use our Nodeware scanner or services, breaches against those customers may result in customers and the public believing that Nodeware or our services failed. Our customers may look to our competitors for alternatives to Nodeware and our services. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues. Any real or perceived defects in our product and services, or failure of our product and services to detect a vulnerability could result in:

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

We sell our product, Nodeware, to various customers, and we are therefore subject to risks associated with our sales and operations.

Our potential growth in certain markets could be adversely affected by:
●
trade regulations and procedures and actions affecting pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
●
changes in the international, national or local regulatory and legal environments; and
●
import, export or other business licensing requirements or requirements relating to foreign software licenses, which could increase our cost of doing business in certain jurisdictions, prevent us from delivering our product to certain countries or markets.

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

At December 31, 2017, we had current liabilities of approximately $3.2 million and long-term liabilities of $1.4 million. We had a working capital deficit of approximately $2.7 million and a current ratio of .17. We had an operating loss of approximately $400,000 for 2017 and operating activities used cash of approximately $126,000. Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations, and financial condition will be materially adversely affected.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2017 we received approximately $4.4 million in a combination of equity, debt conversion and debt transactions from several high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2017, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of approximately $290,000. We have current maturities of long-term obligations to third parties of $686,000 comprised of $265,000 that was due on January 1, 2018, $175,000 that becomes due on August 31, 2018 and $246,000 that becomes due to the PBGC on September 15, 2018 in accordance with the October 2011 Settlement Agreement. We have maturities of our long-term notes to related parties of $29,660. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2017, we had financing availability, based on eligible accounts receivable, of approximately $376,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

We depend on two customers for a large portion of our revenue. During 2017, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.6% of total sales and 67.5% of accounts receivable at December 31, 2017. Sales to another client, which consisted of sales under subcontracts, accounted for 8.5% of sales in and 14.7% of accounts receivable at December 31, 2017. The loss of one of these customers or a material subcontract with one of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

As of March 25, 2018, one related party and one third party, who is a former member of the board of directors, hold convertible notes payable with the right to convert the notes payable and accrued interest into shares of common stock at $.05 per share. If these parties converted all principal and accrued interest into common stock, these two individuals would own approximately 11.7% and 26.5%, respectively, (38.1% in the aggregate of our then outstanding common stock, excluding stock options). However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards. We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.

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

We have three convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 13.8% of our common stock then outstanding as of March 25, 2018.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.015 and a high of $.15 in 2017. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

The Securities and Exchange Commission (SEC) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to accept our share certificates into a customer account and may affect the ability of our stockholders to sell their shares.

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

At December 31, 2017	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$80,000	June 30, 2022

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

	Bid Prices
Year Ended December 31, 2017	High	Low

First Quarter	$.045	$.025
Second Quarter	$.058	$.025
Third Quarter	$.150	$.035
Fourth Quarter	$.068	$.015

Year Ended December 31, 2016	High	Low

First Quarter	$.085	$.012
Second Quarter	$.047	$.014
Third Quarter	$.038	$.010
Fourth Quarter	$.050	$.020

At March 25, 2018, we had 201 record stockholders and estimate that we had approximately 1,300 beneficial stockholders.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors (the Board) to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Unregistered Sales of Equity Securities

On December 28, 2017, we issued Mr. Harry Hoyen an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023. The option was granted in consideration of an unsecured line of credit in the amount of $75,000 provided to us by Mr. Hoyen on September 21, 2017.

The issuance of this stock option is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

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
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with DXC Technology Company (DXC); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our virtualization sales organization in conjunction with support from our professional services organization (PSO).

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. We sell our proprietary product, Nodeware, which is an automated vulnerability management solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against hackers and ransomware with simplicity and affordability. Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. The Company sells Nodeware in the commercial sector through its channel partners and agents.

Our cybersecurity services business provides services and technical resources to support both our channel partners and end customers.

Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently.

We are working to expand our managed services business with our current federal enterprise customer and its customers.

Business Overview

We had sales of approximately $6.4 million in 2017 and approximately $7.1 million in 2016. We generated an operating loss of approximately $398,000 in 2017 as compared to approximately $75,000 in 2016. We had a net loss of $75,000 in 2017 as compared to $325,000 in 2016. We recorded other income of $569,999 in 2017 when we had no further obligation to make certain debt payments. We derived approximately 78% of our sales in 2017 and 82% in 2016 from contracts as either a prime contractor or a subcontractor.

Results of Operations - Comparison of the years ended December 31, 2017 and 2016

The following table compares our statements of operations data for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
					2017 vs. 2016
		As a % of		As a % of	Amount of	% Increase
	2017	Sales	2016	Sales	Change	(Decrease)

Sales	$6,386,919	100.0%	$7,095,577	100.0%	$(708,658)	(10.0)%
Cost of sales	4,441,225	69.5	5,005,626	70.5	(564,401)	(11.3)
Gross profit	1,945,694	30.5	2,089,951	29.5	(144,257)	(6.9)
General and administrative	1,148,870	18.0	1,218,040	17.2	(69,170)	(5.7)
Selling	1,194,763	18.7	946,740	13.3	248,023	26.2
Total operating expenses	2,343,633	36.7	2,164,780	30.5	178,853	8.3
Operating loss	(397,939)	(6.2)	(74,829)	(1.1)	323,110	431.8
Other income	569,999	8.9	0	0.0	569,999	100.0
Interest expense	(247,060)	(3.9)	(250,171)	(3.5)	(3,111)	(1.2)
Net loss	$(75,000)	(1.2)%	$(325,000)	(4.6)%	$(250,000)	(76.9)%
Net loss per share - basic and diluted	$.00		$(.01)		$.01

Sales

For 2017 and 2016, respectively, our:
●
managed service and virtualization project sales comprised approximately 70% and 63% of our total sales;
●
commercial sales to small and medium sized enterprises (SMEs), have grown to approximately 17% from 12% of our total sales; and
●
cyber security projects, Nodeware, agent sales, and other offerings comprise the balance of our sales of 13% and 25%.

We had agent sales of VMware licenses and project credits of approximately $1,216,000 and $318,000 for 2017 and 2016, respectively. Since these are designated as agent sales only the gross profit is included in sales.

Since 2015, sales of virtualization subcontract projects have decreased because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of 65% from 2016 to 2017 was offset in part by sales growth of approximately 17% from our commercial SME businesses during 2017. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We began to close sales of Nodeware with our channel partners during 2017. We expect future sales from security assessments and related projects by our cybersecurity personnel.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners.

Gross profit decreased by 6.9% although sales decreased by 10.0% for 2017. This was due to increased operating income earned by our commercial SME business group, which resells Webroot licenses and provides related technical support and the profit margin from our agent sales.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased in 2017 consisting of offsetting fluctuations in various expense items and reductions in stock option expense of approximately $9,600 and our accounts receivable allowance of $40,000.

Selling Expenses

The increase in selling expenses in 2017 is principally due to the addition of employee salaries and benefits totaling approximately $297,000 as we launched Nodeware and expanded our commercial SME and SLED marketing efforts. During 2017, we reduced the use of marketing consultants by approximately $36,000.

Operating Loss

The increase in our operating loss for 2017 is attributable to a decrease in our gross profit of $144,257, increases in our selling expenses of $248,023 which were offset by decreases in our general and administrative expenses of $69,170.

Other Income

On October 17, 2011, in accordance with the Settlement Agreement with the Pension Benefit Guaranty Corporation (the “PBGC”), we became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of our “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation was contingent upon earning free cash flow in excess of defined amounts. At December 31, 2017, we had no further obligation to make payments. Accordingly, we wrote off the balance and recorded other income of $569,999.

Interest Expense

Interest expense includes interest on indebtedness, amortization of loan fees and fees for financing accounts receivable invoices. The decrease in interest expense is principally attributable to a net decrease in financing of our accounts receivable since the volume of our financings decreased. This was partially offset by increased interest expense associated with proceeds from working capital loans that originated in 2017 and 2016.

Net Loss

The decrease is attributable to the items discussed above for 2017 as compared to 2016.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $73,734 available for working capital needs and planned capital asset expenditures. During 2017, we financed our business activities through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2017, we had approximately $376,000 of availability under this line. At December 31, 2017, we had a working capital deficit of approximately $2,667,000 and a current ratio of .17. Our objective is to improve our working capital position through profitable operations.

During 2017, we originated lines of credit with related parties totaling $175,000 and borrowed $140,000. At December 31, 2017, we had $35,000 available under these financing agreements which mature in July 2022 and January 2023.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the LOC Agreement) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At December 31, 2017, we had $17,285 of availability under the LOC Agreement.

At December 31, 2017, we have current notes payable of approximately $362,500 to third parties, which includes convertible notes payable of approximately $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2015 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended and $175,000 due on August 31, 2018. We have a note payable or $25,000 due to our Chief Operating Office which matures on March 31, 2018. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended certain notes totaling $440,000 with certain lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(125,965)	$(378,231)
Net cash used in investing activities	(5,608)	(8,383)
Net cash provided by financing activities	162,871	415,540
Net increase in cash	$31,298	$28,926

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $75,000 for 2017 was reduced by noncash other income and adjustments of $609,999. This was offset in part by non-cash expenses for depreciation, amortization and stock-based compensation of $171,490. In addition, an increase in accounts payable and accrued expenses of $569,292 and increases in accounts receivable and other assets of $181,748 resulted in a use of funds of $125,965.

We are marketing Webroot and Nodeware to our IT channel partners who resell to their customers. We are making investments in expanding our virtualization sales of projects and VMware licenses to commercial and SLED customers. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used in Investing Activities

In 2017, we incurred capital expenditures for computer hardware and software. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

During 2017, we borrowed $32,000 from related parties under the terms of demand notes.

During 2017, we originated lines of credit with related parties totaling $175,000 and borrowed $140,000. At December 31, 2017, the Company had $35,000 available under these financing agreements.

During 2017, we made principal payments of $5,779 to a note holder and $3,350 to a related party note holder.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2017, we had financing availability, based on eligible accounts receivable, of approximately $376,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	60	Chairman of the Board, Chief Executive Officer and President	2003
Donald W. Reeve (1)	71	Director	2013
Andrew Hoyen	47	Director and Chief Operating Officer	2014
James Witzel	64	Chief Financial Officer	2004
________________________

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa is our Chairman, President and Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010, our Chairman of the Board on June 30, 2012, and our Chief Executive Officer on January 21, 2014. He is also chairman of the audit and compensation committees. Mr. Villa was our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses. He provided us with demand notes of $12,000 in 2017.

Donald W. Reeve became a director on December 31, 2013. Since January 2013, he has been the principal partner at ReTech Services, LLC, a management consulting practice. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets. He provided us with a $400,000 line of credit in December 2014 and a demand note of $20,000 in 2017.

Andrew Hoyen was appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014. In January 2016, he was appointed Chief Operating Officer. On July 18, 2017, he was elected to the board of directors to fill a vacancy. Mr. Hoyen is responsible for developing and implementing our strategic direction through improved operations, sales and marketing, product development, and overall collaboration across the enterprise. Previously, since 2011, he was Vice President of National Accounts at Toyota Material Handling North America. Prior to that, from 2002 to 2011, he served in several executive roles in operations, service and sales at Eastman Kodak Company and their spin-off, Carestream Health. His last position at Carestream Health was Vice President of Sales and Service for the Northeast Region. He holds a Bachelor of Science degree in biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology. He provided us with a $100,000 line of credit in July 2017 and a term note for $25,000 in 2015.

James Witzel was appointed as our Chief Financial Officer in May 2008. Mr. Witzel joined us in October 2004 as finance manager reporting to our then chief financial officer and assisted him with accounting, financial reporting, financial analyses, and various special projects. Prior to joining us, Mr. Witzel provided audit, accounting and management consulting services to a variety of companies. He has over 40 years of experience in accounting, financial reporting, and management. He has a Bachelor of Arts degree and a Master of Business Administration degree from the University of Rochester.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all employees and directors. This code of business conduct and ethics is posted on our website at www.IGIus.com under Business Conduct Guidelines.

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

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2017 and 2016, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2017 (together, the Named Executives).

Name and Principal Position	Year	Salary	Option Awards *	Total
James Villa	2017	$215,000	$-	$215,000
Chairman, President and Chief Executive Officer	2016	$203,490	$9,200	$212,690
Andrew Hoyen	2017	$210,000	$12,450	$222,450
Chief Operating Officer	2016	$202,336	$13,100	$215,436
James Witzel	2017	$150,000	$-	$150,000
Chief Financial Officer	2016	$150,024	$-	$150,024
_________________
* The amounts in this column reflect the grant date fair value for stock option awards granted during the year and do not reflect whether the recipient has realized a financial gain from such awards such as by exercising stock options. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See Note 3 to the financial statements in this report regarding assumptions underlying valuation of equity awards.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	500,000	-	$.04	9/29/2021

Andrew Hoyen	200,000	-	$.04	9/30/2019
	250,000	-	$.02	6/1/2026
	500,000	-	$.04	9/29/2021
	400,000	-	$.04	7/31/2022
	100,000	-	$.04	7/17/2022

James Witzel	50,000	-	$.67	7/27/2018
	25,000	-	$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	210,000	-	$.115	1/20/2024
	100,000	-	$.05	12/30/2024
	40,000	-	$.05	3/2/2025

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2017, Donald W. Reeve held exercisable options for:

●
600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024;
●
500,000 shares of common stock at an exercise price of $.15 per share which expires on September 4, 2023; and
●
800,000 shares of common stock at an exercise price of $.04 per share which expires on September 29, 2021.

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Reeve. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) an immediately exercisable option to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of June 20, 2019 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Andrew Hoyen	1,846,734(3)	6.0%
Donald W. Reeve	2,671,460(4)	8.6%
James Villa	6,457,588(5)	18.6%
James Witzel	2,015,406(6)	6.6%
All Directors and Officers (4 persons) as a group	12,991,188(2)	32.6%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,545,151(7)	8.8%

James Leonardo	2,500,000	8.6%
435 Smith Street
Rochester, New York 14608

Allan M. Robbins	12,261,879(8)	30.4%
44 Hampstead Drive
Webster, NY 14580

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from June 20, 2019 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On June 20, 2019, we had 29,061,883 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options, which total 5,473,000 shares, and convertible securities, which total 16,565,566 shares, owned by members of the group have been exercised.

(3)	Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through June 20, 2019; and 1,450,000 shares subject to currently exercisable options.

(4)	Includes 1,800,000 shares subject to currently exercisable options.

(5)
Includes 4,745,588 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $90,979 through June 20, 2019; and 1,000,000 shares subject to currently exercisable options.

(6)
Includes 308,099 shares, which are issuable upon the conversion of a note in the principal amount of $9,000 and accrued interest in the amount of $6,405 through June 20, 2019; and 1,123,000 shares subject to currently exercisable options.

(7)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(8)	Includes 11,261,879 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $280,912 through June 20, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 1,146,000 common shares at December 31, 2017. Since this plan has expired, no more options may be granted.

As of December 31, 2017, an aggregate of 578,000 shares were available under our 2009 stock option plan (the 2009 Plan) for option grants. The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expires in February 2019. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

The following table summarizes, as of December 31, 2017, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	1,146,000	$.15	-
Equity compensation plans not previously approved by security holders (2)	3,422,000	$.06	578,000
Individual option grants that have not been approved by security holders (3)	3,463,000	$.12	-
Total	8,031,000	$.10	578,000
___________________________
(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2017.

(2)	Consists of grants under our 2009 Plan of which 2,544,500 are exercisable at December 31, 2017.

(3)	Consists of individual option grants approved by the Board of which 2,525,000 are exercisable at December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

On June 19, and July 17, 2017, we issued unsecured demand notes payable to Northwest Hampton Holdings, LLC (Northwest). in the principal amount of $12,000 with interest at 6% per annum. Mr. James Villa, our Chief Executive Officer and President James Villa, is the sole member of Northwest.

On June 29, 2017, we issued an unsecured demand note payable to Mr. Donald Reeve, a member of our board, in the principal amount of $20,000 with interest at 6% per annum.

On July 18, 2017, we entered into an unsecured line of credit financing agreement for $100,000 with Mr. Andrew Hoyen, our Chief Operating Officer and member of our Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 1, 2022. The principal balance owed was $90,000 at December 31, 2017. In consideration for providing the financing, Mr. Andrew Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $9,960 using the Black-Scholes option-pricing model. The option expires on July 31, 2022.

On September 21, 2017, we entered into an unsecured line of credit financing agreement for $75,000 with Mr. Harry Hoyen, a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The principal balance owed was $50,000 at December 31, 2017. Subsequent to December 31, 2017, the Company borrowed $20,000 under its line of credit agreement. In consideration for providing the financing, Mr. Harry Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023.

We are obligated under a convertible note payable to Northwest. At March 25, 2018, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $80,109 which matures on January 1, 2020 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,528,182 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note.

At March 25, 2018, Mr. James Witzel, our Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $5,733 which matures on January 1, 2021 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total 294,651 shares.

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

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model. On September 30, 2016, the maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, we granted an immediately exercisable option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The note balance was $382,715 at March 25, 2018 with interest at 7.35% payable monthly in arrears.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2017 and 2016 are as follows:
	2017	2016
Audit fees	$71,200	$75,000

Audit fees for 2017 and 2016 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2017 and 2016.

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

(b) Exhibits:

Exhibit
No. Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)
10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)

10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.10	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.12	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.13	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.14	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.15	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.16	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (8)
10.17	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (9)
10.18	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (9)
10.19	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (10)
10.20	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (11)
10.21	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (12)
10.22	Promissory Note in favor of the PBGC dated October 17, 2011. (12)
10.23	Modification Agreement to Promissory notes between the Company and Carle C. Conway dated December 31, 2012. (13)
10.24	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (14)
10.25	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013. (15)
10.26	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (14)
10.27	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer dated February 6, 2015. (15) #
10.28	Promissory Note and Security Agreement between the Company and UberScan, LLC dated February 6, 2015. (15)
10.29	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. (15)
10.30	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. (15)
10.31	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (16)
10.32	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (16)
10.33	Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016. (17)
10.34	Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30,2016 (18)
10.35	Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. (18)
10.36	Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (19)
10.37	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (19)
10.38	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (19)
10.39	Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (20)
10.40	Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015* (FILE)
10.41	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015* (FILE)
10.42	Amendment to Promissory Note between the Company and Allan Robbins dated November 30, 2016 * (FILE)
10.43	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 8, 2016 * (FILE)
10.44	Modification #1 to Line of Credit Note and Agreement between Harry Hoyen and the Company dated December 28, 2017. *
10.45	Stock option agreement between the Company and Harry Hoyen dated December 28, 2017 for 400,000 common shares. *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

* Filed as an exhibit hereto.
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
(X8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.-Not needed-Slav
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(X11) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2010.-Not Needed
(10) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010.
(X13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.-Not Needed
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 12, 2011.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2011.
(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 4, 2014.
(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(16) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2015.
(17) Incorporated by referecne to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(18) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2016.
(19) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 21, 2017.
(20) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2017.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: July 3, 2019	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President	July 3, 2019
(Principal Executive Officer)

/s/ James Witzel
James Witzel	Chief Financial Officer	July 3, 2019
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	Chief Operating Officer and Director	July 3, 2019

/s/ Donald W. Reeve
Donald W. Reeve	Director	July 3, 2019

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2017
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INFINITE GROUP, INC. CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Infinite Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, and will be dependent on obtaining future financing. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Freed Maxick CPAs, P.C.
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1995.

Rochester, New York
July 3, 2019

INFINITE GROUP, INC. BALANCE SHEETS
	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$73,734	$42,436
Accounts receivable, net of allowances of $30,000 and $70,000 as of December 31, 2017 and 2016, respectively	479,294	243,477
Prepaid expenses and other current assets	4,325	16,076
Total current assets	557,353	301,989

Property and equipment, net	18,349	26,079

Software, net	0	105,000

Deposits	6,667	8,985
Total assets	$582,369	$442,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$864,931	$346,701
Accrued payroll	178,065	219,454
Accrued interest payable	773,367	671,437
Accrued retirement	234,886	225,720
Accrued expenses - other	63,109	81,754
Current maturities of long-term obligations	686,000	836,999
Current maturities of long-term obligations - related parties	29,660	0
Notes payable	362,500	368,279
Notes payable - related parties	32,000	0
Total current liabilities	3,224,518	2,750,344

Long-term obligations:
Notes payable:
Banks and other	737,780	1,150,225
Related parties	658,635	534,326

Total liabilities	4,620,933	4,434,895

Commitments (Note 13)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 29,061,883 shares	29,061	29,061
Additional paid-in capital	30,591,896	30,562,618
Accumulated deficit	(34,659,521)	(34,584,521)
Total stockholders’ deficiency	(4,038,564)	(3,992,842)
Total liabilities and stockholders’ deficiency	$582,369	$442,053

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2017	2016
Sales	$6,386,919	$7,095,577
Cost of sales	4,441,225	5,005,626
Gross profit	1,945,694	2,089,951

Costs and expenses:
General and administrative	1,148,870	1,218,040
Selling	1,194,763	946,740
Total costs and expenses	2,343,633	2,164,780

Operating loss	(397,939)	(74,829)

Other income - (see Note 8)	569,999	0

Interest expense:
Related parties	(56,788)	(55,332)
Other	(190,272)	(194,839)
Total interest expense	(247,060)	(250,171)

Net loss	$(75,000)	$(325,000)

Net loss per share – basic and diluted	$.00	$(.01)

Weighted average shares outstanding – basic and diluted	29,061,883	28,358,331

INFINITE GROUP, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2017 and 2016
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	26,561,883	$26,561	$30,476,095	$(34,259,521)	$(3,756,865)

Stock based compensation	0	0	36,803	0	36,803
Shares issued as new loan fee	2,500,000	2,500	35,000	0	37,500
Stock options issued as loan extension fee	0	0	14,720	0	14,720
Net loss	0	0	0	(325,000)	(325,000)

Balance - December 31, 2016	29,061,883	$29,061	$30,562,618	$(34,584,521)	$(3,992,842)

Stock based compensation	0	0	15,238	0	15,238
Stock options issued as loan fees	0	0	14,040	0	14,040
Net loss	0	0	0	(75,000)	(75,000)

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	$(4,038,564)

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(75,000)	$(325,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	29,278	36,803
Depreciation and amortization	142,212	91,621
Allowance for bad debts	(40,000)	0
Other income	(569,999)	0
(Increase) decrease in assets:
Accounts receivable	(195,817)	(126,467)
Prepaid expenses and other assets	14,069	(5,114)
Increase (decrease) in liabilities:
Accounts payable	518,230	(154,887)
Accrued expenses	41,896	96,006
Accrued retirement	9,166	8,807
Net cash used in operating activities	(125,965)	(378,231)

Cash flows from investing activities:
Purchases of property and equipment	(5,608)	(8,383)
Net cash used in investing activities	(5,608)	(8,383)

Cash flows from financing activities:
Proceeds from note payable	0	500,000
Repayments of notes payable	(5,779)	(54,268)
Proceeds from notes payable - related parties	172,000	0
Repayments of notes payable - related parties	(3,350)	(30,192)
Net cash provided by financing activities	162,871	415,540

Net increase in cash	31,298	28,926

Cash - beginning of year	42,436	13,510

Cash - end of year	$73,734	$42,436

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$122,543	$139,228

Income taxes	$0	$0

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. There were no significant sales from customers in foreign countries during 2017 and 2016. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating losses of $397,939 in 2017 and $74,829 in 2016, net losses of $75,000 in 2017 and $325,000 in 2016, and stockholders’ deficiencies of $4,038,564 and $3,992,842 at December 31, 2017 and 2016, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s mission is to drive shareholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

The Company brought one product to market and intends to bring other proprietary products and solutions to market through a channel of partners and distributors. The products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on Small Business Enterprises (SMEs). The Company enables its partners by providing recurring revenue-based business models that use its automated plug and play solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. The Company’s ability to succeed depends on how successful it is in differentiating itself in the market at a time when competition in these markets is on the rise. The Company works with its partner, Webroot, to increase its base of channel partners and to increase sales of Webroot’s cloud-based endpoint security solution, with the objective of growing its recurring revenue model.

The Company’s cybersecurity services business is conducted within its professional services organization (PSO). The Company provides services and technical resources to support both its channel partners and end customers. The Company’s goal is to expand its VMware business in both the local government and commercial sector by building VMware license sales volume and services concurrently.

The Company is working to expand its managed services business with its current federal enterprise customer and its customers.

Nodeware - In May 2016, the Company filed a provisional patent application for its proprietary product, Nodeware.  In May 2017, the Company filed a utility patent application for Nodeware. The patent application is ready for examination by the U.S. patent application examiner. The Company launched Nodeware in November 2016. Nodeware is an automated vulnerability management solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against hackers and ransomware with simplicity and affordability. Customers have the option to purchase Nodeware or Nodeware Plus to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for SMEs with single subnet or several subnets, whereas Nodeware Plus can accommodate larger organizations with more advanced network needs.

Nodeware assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary dashboard. Continuous and automated internal scanning and external on demand scanning are available within this offering.

Nodeware 2.0 was released to the market during 2017 providing the same solution with a set of new features, such as credentialed vulnerability scanning. This scans the customer’s system without requiring an agent, providing a more comprehensive view of customer vulnerabilities. This level of access often results in the discovery of more missing patches or vulnerabilities that can then be addressed by following instructions available within the Nodeware interface.

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. The Company sells Nodeware in the commercial sector through its channel partners and agents.

Technology and Product Development - The Company’s goal is to position its products and solutions to enable vertical integration with other solutions. The Company has a technology and product development strategy aligned with its business strategy.

Cybersecurity Services - The Company provides cybersecurity consulting services to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.). Its cybersecurity projects use Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. The Company validates overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents.

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

During 2017, the Company borrowed $32,000 from related parties under the terms of demand notes.

During 2017, the Company originated lines of credit with related parties totaling $175,000 and borrowed $140,000. At December 31, 2017, the Company had $35,000 available under these financing agreements.

During 2016, the Company raised $500,000 of additional working capital to build the infrastructure and to market its new Nodeware cybersecurity product.

On September 30, 2016, the Company extended the scheduled maturity of its $400,000 unsecured line of credit financing agreement (the “LOC Agreement”) with a member of its board of directors (“Board”) from December 31, 2017 to January 1, 2020. The Company also extended the maturity dates of notes payable of $146,300 and $264,000 from January 1, 2017 to January 1, 2020.

In August 2016, the Company completed a revised financing agreement with its financial institution resulting in a reduction of its financing costs and an increase in its advance rate.

The Company believes the capital resources available under its factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of its operations provide sources to fund its ongoing operations and to support the internal growth of the Company. Although the Company has no assurances, the Company believes that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund its on-going operations for at least the next 12 months, however substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $30,000 for doubtful accounts was reasonably stated at December 31, 2017 ($70,000 – 2016).

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

Loan Origination Fees - The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement. During 2016, the Company adopted ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (see Note 8).

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. Through August 28, 2016, the retained amount was equal to 15% of the total accounts receivable invoice sold to the Purchaser. The fee was charged at prime plus 4% against the average daily outstanding balance of funds advanced. On August 29, 2016, the Company completed a revised financing agreement with the Purchaser. The retained amount was revised to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.1% at December 31, 2017) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2017, the Company sold approximately $4,611,000 ($5,924,000 - 2016) of its accounts receivable to the Purchaser.  As of December 31, 2017, $4,486 ($328,390 - 2016) of these receivables remained outstanding.  Additionally, as of December 31, 2017, the Company had approximately $376,000 available under the financing line with the financial institution ($143,000 - 2016).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $449 at December 31, 2017 ($31,462 - 2016) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $47,600 for the year ended December 31, 2017 ($67,000 - 2016). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2017 and 2016.

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

The Company sells licenses of Nodeware and third-party software, principally Webroot. Substantially all customers are invoiced monthly at fixed rates for license fees.

The Company sells VMware software and service credits. Sales are recorded upon receipt of the software or credits by the customer. The Company does not take title to the software or credits. Accordingly, the Company accounts for these as agent sales and reduces its sales amount by the related cost of sales.

During 2017, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.6% of total sales (63.3% - 2016) and 67.5% of accounts receivable at December 31, 2017 (22.0% - 2016). Sales to another client, which consisted principally of sales under subcontracts, accounted for 8.5% of sales in 2017 (22.0% - 2016) and 14.7% of accounts receivable at December 31, 2017 (28.5% - 2016).

Sales and Cost of Sales - The Company designates certain sales of third party software and project credits as agent sales where the Company does not have the performance obligation to deliver the software or credits to the end user. Accordingly, cost of sales is recorded as a reduction of sales and only the gross profit is included in sales in the accompanying statements of operations. For the years ended December 31, 2017 and 2016, the Company designated agent sales of $1,216,360 and $317,789, respectively. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheets.

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

Stock Options - The Company recognizes compensation expense related to stock-based payments over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

Income Taxes - The Company accounts for income tax expense in accordance with FASB ASC 740 “Income Taxes.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2017 or 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2014 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. In accordance with generally accepted accounting principles, the Company has accounted for the impact of the provisions in the Tax Act during the year ended December 31, 2017.

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

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable and stock options. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of options and notes assumed to be exercised. In a loss year, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Numerator for basic and diluted net loss per share:
Net loss	$(75,000)	$(325,000)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	28,358,331
Basic and diluted net loss per share	$.00	$(.01)

Anti-dilutive shares excluded from net loss per share	28,559,924	28,645,507

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

Reclassifications - The Company reclassifies amounts in its prior year financial statements to conform to the current year’s presentation. For 2016, the Company reclassified $317,789 of agent sales by reducing sales and cost of sales.

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

Recently Issued Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) which provides new accounting guidance on revenue from contracts with customers. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 and will be required to be applied retrospectively. Additional ASUs have been issued to amend or clarify this ASU as follows:

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

The adoption will not have a significant impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20) amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities.  The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.  The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company).  Early adoption is permitted. The original guidance required application on a modified retrospective basis to the earliest period presented.  ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition.  The Company adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11 and will add approximately $266,000 to long-term assets, $69,000 to short-term liabilities and $197,000 to long-term liabilities.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for public companies for annual and interim periods beginning after December 15, 2016. The Company adopted the new accounting standard in the first quarter of 2017 and will maintain its policy to estimate forfeitures expected to occur to determine stock-based compensation expense. There was no impact to the Company’s retained earnings as a result of adopting this new accounting standard.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

		December 31,
	Depreciable Lives	2017	2016
Software	3 years	$34,934	$34,934
Equipment	3 to 10 years	129,229	123,621
Furniture and fixtures	5 to 7 years	17,735	17,735
		181,898	176,290
Accumulated depreciation		(163,549)	(150,211)
		$18,349	$26,079

Depreciation expense was $13,338 and $21,044 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5. - SOFTWARE

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was subsequently reduced by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At December 31, 2017, the total principal amount payable under the note is $12,500 with accrued interest payable of $8,465. At December 31, 2017, the asset cost of $180,000 was fully amortized.

NOTE 6. - LOAN FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) an immediately exercisable option to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model, which was fully expensed through December 31, 2017. On September 30, 2016, the note maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model, which will be amortized ratably over the next two years.

On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender (“2016 Note Payable”). In consideration for providing the financing, the Company paid the lender a fee consisting of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing fees are being amortized ratably through 2021.

On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $9,960 using the Black-Scholes option-pricing model. The option expires on July 17, 2022.

On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023.

The unamortized deferred financing costs are recorded as a reduction of the principal owed and are expensed over the life of the debt or the extension period. At December 31, 2017, the Company has deferred financing costs of $52,220 less accumulated amortization expenses of $11,280 with a net carrying value of $40,940 ($64,814 - 2016).

NOTE 7. - NOTES PAYABLE – CURRENT

Notes payable consist of:
	December 31,
	2017	2016
Note payable, 10%, unsecured (A)	$30,000	$30,000
Note payable, 10%, secured by Software (B)	12,500	12,500
Demand note payable to former director, 10%, unsecured	30,000	30,000
Convertible demand note payable to former director, 12%, unsecured (C)	40,000	40,000
Convertible notes payable, 6% (D)	150,000	150,000
Convertible term note payable, 7%, secured (E)	100,000	100,000
Convertible demand note payable to former employee, 11% (F)	0	5,779
	$362,500	$368,279

(B)
Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software (see Note 5).

(C)
Convertible demand note payable to former director, 12%, unsecured - At December 31, 2017 and 2016, the Company was obligated for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

(D)
Convertible notes payable, 6% - At December 31, 2017, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2016). The principal is unsecured and convertible at the option of the holders into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2017 (6.0% - 2016). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

(E)
Convertible term note payable, 7%, secured - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

(F)
Convertible demand note payable to former employee, 11% - This note was repaid during 2017. At December 31, 2016, the Company was obligated for $5,779 with interest at 11%. The note was secured by a subordinate lien on the Company's assets. The principal and accrued interest were convertible at the option of the holder into shares of common stock at $.16 per share.

Notes payable - related parties consist of:

	December 31,
	2017	2016
Demand note payable to director, 6%, unsecured	$20,000	$0
Demand notes payable to officer and director, 6%, unsecured	12,000	0
	$32,000	$0

NOTE 8. - LONG-TERM OBLIGATIONS

Notes Payable - Banks and Other - Term notes payable - banks and other consist of:

	December 31,
	2017	2016
2016 note payable, 6%, unsecured, due December 31, 2021	$500,000	$500,000
Convertible note payable, 6%, due January 1, 2020	264,000	264,000
Note payable, 10%, secured, due January 1, 2018	265,000	265,000
Convertible term note payable,12%, secured, due August 31, 2018	175,000	175,000
Term note payable - PBGC, 6%, secured	246,000	246,000
Obligation to PBGC based on free cash flow	0	569,999
	1,450,000	2,019,999
Less deferred financing costs	26,220	32,775
	1,423,780	1,987,224
Less current maturities	686,000	836,999
	$737,780	$1,150,225

2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $467,225 at December 31, 2016 consisting of principal due of $500,000 offset by deferred financing costs of $32,775. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Convertible note payable, 6%, due January 1, 2020 - This note has the same terms as item (C) of Note 7 except it matures on January 1, 2020.

Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. These borrowings bear interest at 10% and are due, as modified on January 1, 2018. This note has not been further extended. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

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

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the “Settlement Agreement”), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) for $300,000 bearing interest at 6% per annum due in scheduled quarterly payments over a seven-year period with a balloon payment of $219,000 due on September 15, 2018.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement with the PBGC related to the termination of a defined benefit retirement plan of a former subsidiary of the Company, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation was contingent upon the Company earning free cash flow in excess of defined amounts. No amounts have been owed or paid on this obligation as of December 31, 2017 or 2016. At December 31, 2017, the Company had no further obligation to make payments. Accordingly, the Company wrote off the balance and recorded other income of $569,999.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2017	2016
Convertible notes payable, 6%	$155,300	$155,300
Note payable, $400,000 line of credit, 7.35%, unsecured	382,715	386,065
Convertible note payable, 7%, due March 31, 2018	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured	90,000	0
Note payable, $75,000 line of credit, 6%, unsecured	50,000	0
	703,015	566,365
Less deferred financing costs	14,720	32,039
	688,295	534,326
Less current maturities	29,660	0
	$658,635	$534,326

Convertible notes payable, 6% - The Company has various notes payable to related parties totaling $155,300 of which $146,300 matures on January 1, 2020 and $9,000 matures on January 1, 2021. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2017. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum.

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

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

Note payable, $400,000 line of credit, 7.35%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit. Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 7.35% at December 31, 2017). Principal and interest are due monthly using an amortization schedule that requires principal payments of $8,000 annually and a balloon payment of the remaining balance at maturity. The balance of the note payable was $367,995 at December 31, 2017 ($354,026 - 2016) consisting of principal due of $382,715 ($386,065 - 2016) offset by deferred financing costs of $14,720 ($32,069 – 2016).

Convertible note payable, 6%, due March 31, 2018 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matures on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share.

Note payable, $100,000 line of credit, 6%, unsecured - On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 1, 2022. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share. The option expires on July 17, 2022.

Note payable, $75,000 line of credit, 6%, unsecured - On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share. The option expires on January 2, 2023.

Long-Term Obligations

As of December 31, 2017, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
2018	$723,020	$7,360	$715,660
2019	8,000	7,360	640
2020	772,995	0	772,995
2021	599,000	26,220	572,780
2022	0	0	0
2023	50,000	0	50,000
Total long-term obligations	$2,153,015	$40,940	$2,112,075

NOTE 9. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2017, and 2016, there were no preferred shares issued or outstanding.

Common Stock - On March 14, 2016, as payment of a fee under the 2016 Note Payable, the Company issued 2,500,000 shares of its common stock valued at $.015 per share or $37,500. The value is based upon the closing bid quotation of common stock on the OTC Bulletin Board on the date of the agreement.

2005 Plan - The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 1,146,000 common shares at December 31, 2017 (1,283,000 - 2016).

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares of which 578,000 common shares are available for grant at December 31, 2017 (1,283,000 - 2016). Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

NOTE 10. - STOCK OPTION PLANS AND AGREEMENTS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with consultants and a member of the Board of which options for an aggregate of 1,663,000 common shares are outstanding at December 31, 2017 with an average exercise price of $.20 per share. At December 31, 2017, options for 725,000 shares are vested and options for 938,000 shares vest based on board authorization.

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

On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. In consideration for providing the financing of up to $100,000, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share which was valued at $9,960. The option expires on July 17, 2022.

On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. In consideration for providing the financing of up to $75,000, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share which was valued at $4,080. The option expires on January 2, 2023.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions. Volatility is based on the Company’s historical volatility. The expected life of the options was determined using the simplified method for plain vanilla options as stated in FASB ASC 718 to improve the accuracy of this assumption while simplifying record keeping requirements until more detailed information about the Company’s exercise behavior is available. The risk-free rate for the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used for the years ended December 31, 2017 and 2016.
	2017	2016
Risk free interest rate	1.50% to 2.00%	.71% to 1.50%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.61 to 3.00 years	2.50 to 5.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2017 and 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,443,500	$.16
Granted	3,353,000	$.09
Expired	(2,856,833)	$.17
Forfeited	(356,667)	$.05
Outstanding at December 31, 2016	8,583,000	$.12
Granted	1,080,000	$.04
Expired	(169,500)	$.41
Forfeited	(1,462,500)	$.15
Outstanding at December 31, 2017	8,031,000	$.10	4.1 years	$500

Vested or expected to vest and exercisable at December 31, 2017	7,093,000	$.08	4.5 years	$500

At December 31, 2017, there was approximately $7,300 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options for which the option expense cannot be presently quantified. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2017 was approximately $39,000.

The weighted average fair value of options granted was $.03 and $.02 per share for the years ended December 31, 2017 and 2016, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 11. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2017	2016
Deferred:
Federal	$1,218,000	$(44,000)
State	(60,000)	(9,000)
	1,158,000	(53,000)
Change in valuation allowance	(1,158,000)	53,000
	$0	$0

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $8,200,000 ($7,500,000 - 2016) and various state net operating loss carryforwards of approximately $3,300,000 ($2,800,000 - 2016) which expire from 2018 through 2037.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2017, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit plan expenses in the amount of approximately $2,326,000 ($3,484,000 - 2016), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,957,000	$2,735,000
Defined benefit pension liability	69,000	324,000
Reserves and accrued expenses payable	300,000	425,000
Gross deferred tax asset	2,326,000	3,484,000
Deferred tax asset valuation allowance	(2,326,000)	(3,484,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2017	2016
Statutory U.S. federal tax rate	34.0%	34.0%
Change in valuation allowance	1,543.7	(16.2)
Expired stock-based compensation	(3.2)	(19.1)
State taxes	80.2	2.8
Revaluation of deferred taxes for Federal rate change	(1,647.8)	0.0
Other permanent non-deductible items	(6.9)	(1.5)
Effective income tax rate	0.0%	0.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. As of December 31, 2017, the Company has completed most of its accounting for the tax effects of the Act. If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of the deferred assets and liabilities or other applicable provisions of The Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The deferred U.S. income tax expense for 2017 primarily represents a one-time, non-cash expense of $1,236,000 relating to the revaluation of deferred tax assets offset by a reduction of the valuation allowance in an equal amount. This resulted in a net zero effect on the provision for income tax.

NOTE 12. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $234,886 and $225,720, as of December 31, 2017 and 2016, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2017, 401(k) employee contribution limits are $18,000 plus a catch-up contribution for those over age 50 of $6,000. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2017 or 2016.

NOTE 13. - COMMITMENTS

Lease Commitments - Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

NOTE 14. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $104,862 at December 31, 2017 ($81,347 - 2016). During 2016, the Company reclassified amounts due to a director and an employee from accrued interest-related parties to accrued interest payable-other at the time each resigned his position with the Company. The related notes payable were similarly reclassified.

NOTE 15. - SUPPLEMENTAL CASH FLOW INFORMATION

On April 13, 2016, as payment of a fee under the 2016 Note Payable, the Company issued 2,500,000 shares of its common stock valued on the date of execution of this agreement at $.015 per share for $37,500 (See Note 9).

NOTE 16. - SUBSEQUENT EVENTS
Subsequent to December 31, 2017, during the first quarter of 2018, the Company borrowed $20,000 under its line of credit agreement with a related party.
During the third quarter of 2018, the Company borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%.
During the second quarter of 2019, the Company entered into a note payable agreement for up to $500,000 with a related party.  The note has an interest rate of 7.5% and is due on August 31, 2026.  The amount outstanding is $200,000.  As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 or a total expense of $14,250.