Form 10-Q
period 2018-03-31
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2018

Commission file number: 0-21816
_________________________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

175 Sully’s Trail, Suite 202
Pittsford, New York 14534
(585) 385-0610
A Delaware Corporation

IRS Employer Identification Number: 52-1490422
_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	IMCI	OTC Bulletin Board
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of July 1, 2019.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2018 (Unaudited) and December 31, 2017	3

Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017	4

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	13

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	March 31,	December 31,
	2018 (Unaudited)	2017

ASSETS
Current assets:
Cash	$17,015	$73,734
Accounts receivable, net of allowances of $26,000 as of March 31, 2018 and $30,000 as of December 31, 2017	268,610	479,294
Prepaid expenses and other current assets	13,557	4,325
Total current assets	299,182	557,353

Property and equipment, net	15,340	18,349

Deposits	6,667	6,667
Total assets	$321,189	$582,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$508,354	$864,931
Accrued payroll	276,987	178,065
Accrued interest payable	802,125	773,367
Accrued retirement	237,235	234,886
Accrued expenses - other	92,668	63,109
Current maturities of long-term obligations	686,000	686,000
Current maturities of long-term obligations - related parties	31,000	29,660
Notes payable	362,500	362,500
Notes payable - related parties	32,000	32,000
Total current liabilities	3,028,869	3,224,518

Long-term obligations:
Notes payable:
Other	739,419	737,780
Related parties	678,465	658,635

Total liabilities	4,446,753	4,620,933

Commitments	0	0

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,591,896	30,591,896
Accumulated deficit	(34,746,521)	(34,659,521)
Total stockholders’ deficiency	(4,125,564)	(4,038,564)
Total liabilities and stockholders’ deficiency	$321,189	$582,369

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2018	2017

Sales	$1,594,518	$1,647,028
Cost of sales	1,079,154	1,168,531
Gross profit	515,364	478,497

Costs and expenses:
General and administrative	299,486	296,804
Selling	241,198	317,054
Total costs and expenses	540,684	613,858

Operating loss	(25,320)	(135,361)

Interest expense:
Related parties	(14,371)	(13,049)
Other	(47,309)	(46,741)
Total interest expense	(61,680)	(59,790)

Net loss	$(87,000)	$(195,151)

Net loss per share – basic and diluted	$.00	$(.01)

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(87,000)	$(195,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	0	7,120
Depreciation and amortization	6,488	35,771
Bad debt recovery	(4,000)	0
(Increase) decrease in assets:
Accounts receivable	214,684	38,698
Prepaid expenses and other assets	(9,232)	(55)
Increase (decrease) in liabilities:
Accounts payable	(356,577)	(14,948)
Accrued expenses	157,239	121,922
Accrued retirement	2,349	2,258
Net cash used by operating activities	(76,049)	(4,385)

Cash flows from investing activities:
Purchases of property and equipment	0	(1,506)
Net cash used by investing activities	0	(1,506)

Cash flows from financing activities:
Proceeds from notes payable - related party	20,000	0
Repayments of notes payable - related party	(670)	(2,010)
Repayments of notes payable	0	(5,779)
Net cash provided (used) by financing activities	19,330	(7,789)

Net decrease in cash	(56,719)	(13,680)

Cash - beginning of period	73,734	42,436

Cash - end of period	$17,015	$28,756

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$28,214	$30,242

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2017 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $87,000 and $195,151 for the three months ended March 31, 2018 and 2017, respectively, and stockholders’ deficiencies of $4,125,564 and $4,038,564 at March 31, 2018 and December 31, 2017, respectively. Accordingly, and due to working capital deficiencies, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2017 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

Revenue - Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach and applied the guidance to those contracts which were not completed as of January 1, 2018. Adoption of Topic 606 did not impact the timing of revenue recognition in the Company’s financial statements for the current or prior periods. Accordingly, no adjustments have been made to opening accumulated deficit or prior period amounts.

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2018 or 2017 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended March 31,
	2018	2017
Managed support services	$1,270,182	$1,300,147
Cybersecurity projects and software	283,056	325,181
Other IT consulting services	41,280	21,700
Total sales	$1,594,518	$1,647,028

Managed support services

Managed support services consist of revenue primarily from our subcontracts for services to its end clients, principally a major establishment of the U.S. Government for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments.

● We generate revenue primarily from these subcontracts through fixed price service and support agreements.  Revenues are earned and billed weekly and are generally paid within 45 days. The revenues are recognized at time of service.

Cybersecurity projects and software

Cybersecurity projects and software revenue includes the selling of licenses of Nodeware™ and third-party software, principally Webroot™ as well as performing cybersecurity assessments and testing.

● Nodeware™ and Webroot™ software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements.  Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenues related to the term associated with our software licenses is recognized ratably over the contractual period.

● Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our standalone selling price.

● Cybersecurity assessments and testing services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied.  If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are based on an allocation of the transaction price to each performance obligation which is based on a relative standalone selling price of the products sold.

● In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is recognized. Upon completion of performance obligation of service, payment terms are 30 days.

Other IT consulting services

Other IT consulting services consists of services such as project management and general IT consulting services.

● We generate revenue via fixed price service agreements.  These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients.  The revenues are recognized at time of service.

Based on historical experience, the Company believes that collection is reasonably assured.

During the three months ended March 31, 2018, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.9% of total sales (67.9% - 2017) and 36.7% of accounts receivable at March 31, 2018 (67.5% - December 31, 2017).

Recent Accounting Pronouncements Not Yet Adopted - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20) amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company). The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The Company adopted the new standard on the effective date of January 1, 2019 by applying the new transition method allowed under ASU 2018-11 and will add approximately $266,000 to long-term assets, $69,000 to short-term liabilities and $197,000 to long-term liabilities.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.35% at March 31, 2018) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2018, the Company sold approximately $1,526,000 ($1,242,000 - March 31, 2017) of its accounts receivable to the Purchaser. As of March 31, 2018, approximately $315,000 ($4,486 - December 31, 2017) of these receivables remained outstanding. Additionally, as of March 31, 2018, the Company had approximately $102,000 available under the financing line with the financial institution ($376,000 - December 31, 2017). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $31,500, at March 31, 2018 ($449 - December 31, 2017), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $12,576 for the three months ended March 31, 2018 ($11,208 - March 31, 2017). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended:

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted net loss per share:
Net loss	$(87,000)	$(195,151)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	29,061,883
Basic and diluted net loss per share	$.00	$(.01)

Anti-dilutive shares excluded from net loss share calculation	28,402,990	28,470,795

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Software Purchase

On February 6, 2015, the Company purchased all rights to cyber security network vulnerability assessment reporting software (the “Software”). Under the purchase agreement, the Company agreed to pay the Seller the base purchase price of $180,000, of which $100,000 was paid in cash at the closing and the remaining $80,000 of which was paid by delivery at the closing of the Company’s secured promissory note. As security for its obligations under the promissory note, the Company granted the Seller a security interest in the Software. After April 7, 2015, the note accrues interest at 10% per annum. The remaining balance of $20,000 was payable on the note on June 30, 2016 but was not paid then although the balance was subsequently reduced by $7,500. To date, the Seller has not taken any action to collect the amount past due on the note or to enforce the security interest in the Software. At December 31, 2017, the total principal amount payable under the note is $12,500 with accrued interest payable of $8,465. The asset cost of $180,000 was fully amortized by December 31, 2017.

Note 7. Notes Payable - Related Parties

The Company borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at March 31, 2018.

A 7% note payable of $25,000 due to a related party matured on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at March 31, 2018.

Note 8. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,348,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted for the three months ended March 31, 2018. The following assumptions were used for the three months ended March 31, 2017.

Risk-free interest rate	1.50%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 years

The Company recorded expense for options issued to employees and independent service providers of $0 and $7,120 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, there was approximately $7,300 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. No options vested during the three months ended March 31, 2018.

A summary of all stock option activity for the three months ended March 31, 2018 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031,000	$.10
Expired	(281,000)	$.23
Outstanding at March 31, 2018	7,750,000	$.09	4.0 years	$1,300

At March 31, 2018 - vested or
expected to vest and exercisable	6,812,000	$.07	4.4 years	$1,300

Note 9. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $114,806 at March 31, 2018 ($104,862 - December 31, 2017).

Note 10. Subsequent Event

On July 12, 2018, the Company borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%.

During the fourth quarter of 2018, the Company concluded that they have been legally released from a liability. Accordingly, a gain on settlement of debt in the amount of $83,250 has been recorded, representing the $30,000 principal balance, as well as $53,250 of accrued interest.

On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 which remains outstanding. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 for a total expense of $14,250.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table compares our statements of operations data for the three months ended March 31, 2018 and 2017. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease)

Sales	$1,594,518	100.0%	$1,647,028	100.0%	$(52,510)	(3.2)%
Cost of sales	1,079,154	67.7	1,168,531	70.9	(89,377)	(7.6)
Gross profit	515,364	32.3	478,497	29.1	36,867	7.7
General and administrative	299,486	18.8	296,804	18.0	2,682	0.9
Selling	241,198	15.1	317,054	19.3	(75,856)	(23.9)
Total costs and expenses	540,684	33.9	613,858	37.3	(73,174)	(11.9)
Operating loss	(25,320)	(1.6)	(135,361)	(8.2)	110,041	(81.3)
Interest expense	(61,680)	(3.9)	(59,790)	(3.6)	1,890	3.2
Net loss	$(87,000)	(5.5)%	$(195,151)	(11.8)%	$108,151	(55.4)%

Net loss per share - basic and diluted	$.00		$(.01)		$.01

Sales

Our managed service and virtualization project and software license sales comprised approximately 81% of our sales in 2018 and approximately 79% in 2017. Our 2018 commercial sales to SMEs, were approximately 17% of our total sales as compared to approximately 16% for 2017.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 15% from 2017 to 2018 was offset in part by sales growth of approximately 5% from our commercial SME businesses during the three months ended March 31, 2018 as compared to 2017. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Sales of Nodeware through our channel partners and other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved although sales decreased by $52,510 or 3.2%. This was due to gross profit earned by our commercial SME business, which resells Webroot licenses and other IT projects.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses was relatively unchanged for the periods.

Selling Expenses

The decrease in selling expenses is due to the reduction of employee salaries and benefits totaling approximately $42,100. We also reduced our use of a marketing consultants by approximately $17,000. We revised our Nodeware and commercial SME marketing efforts to using more on-line and internet based marketing techniques.

Operating Loss

The reduction in our operating loss is principally attributable to an improved gross margin and decreases in selling expenses for the three months ended March 31, 2018 as compared to 2017.

Interest Expense

The increase in interest expense is principally attributable to a net increase in long-term debt to fund our operations.

Net Loss

The decrease is attributable to the items discussed above for the three months ended March 31, 2018 as compared to 2017.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $17,015 available for working capital needs and planned capital asset expenditures. During 2018, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2018, we had financing availability, based on eligible accounts receivable, of approximately $102,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with three related parties. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2018, we had approximately $33,000 of availability under the LOC Agreements.

At March 31, 2018, we had a working capital deficit of approximately $2,730,000 and a current ratio of .10.

At March 31, 2018, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018, which the due date has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended and $175,000 due on August 31, 2018. Previously, we have extended certain notes totaling $440,000 with certain lenders.

We have a note payable of $25,000 due to our Chief Operating Officer which matured on March 31, 2018 and a note payable of $20,000 to a related party which matured on December 31, 2017. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.

On July 12, 2018, we borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%. The balance of this note is $12,000 at March 31, 2018.

We borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at March 31, 2018.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have maturities of our long-term debt to related parties in the amount of approximately $524,000 due on January 1, 2020 and for $9,000 due on January 1, 2021.

We have long-term obligations to third parties of $264,000 due on January 1, 2020 and $500,000 due on December 31, 2021.

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at March 31, 2018.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash used by operating activities	$(76,049)	$(4,385)
Net cash used by investing activities	0	(1,506)
Net cash provided (used) by financing activities	19,330	(7,789)
Net decrease in cash	$(56,719)	$(13,680)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $87,000 for 2018 was offset in part by non-cash expenses and credits of $2,488. In addition, a decrease in accounts receivable and other assets of $205,452, an increase in accrued payroll and other expenses payable of $157,239 was offset by decreases in accounts payable of $356,577 resulting in a use of funds of $76,049.

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

Cash Flows Used by Investing Activities
No cash was used by investing activities during the three months ended March 31, 2018. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows Provided (Used) by Financing Activities

Cash provided by financing activities was $19,330 for the three months ended March 31, 2018 consisting of $20,000 in borrowings from a related party offset by principal payments of $670 to a related party.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2018, we had financing availability, based on eligible accounts receivable, of approximately $102,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We believe the capital resources available under our factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of our operations provide sources to fund the ongoing operations and to support our internal growth. Although we cannot give any assurances, we believe that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund our on-going operations for at leastthe next 12 months. However, substantial doubt about our ability to continue as a going concern has not been alleviated. If we experience significant growth in sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support the sales growth.

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

Infinite Group, Inc. (Registrant)
Date: July 3, 2019	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: July 3, 2019	/s/ James Witzel
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