Form 10-Q
period 2018-06-30
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of July 1, 2019.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – June 30, 2018 (Unaudited) and December 31, 2017	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and 2017	4

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	5
Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	13

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	June 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current assets:
Cash	$4,446	$73,734
Accounts receivable, net of allowances of $26,000 as of June 30, 2018 and $30,000 as of December 31, 2017	132,477	479,294
Prepaid expenses and other current assets	13,053	4,325
Total current assets	149,976	557,353

Property and equipment, net	12,331	18,349

Deposits	6,667	6,667
Total assets	$168,974	$582,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$458,249	$864,931
Accrued payroll	207,607	178,065
Accrued interest payable	833,793	773,367
Accrued retirement	239,607	234,886
Accrued expenses - other	65,419	63,109
Current maturities of long-term obligations	686,000	686,000
Current maturities of long-term obligations - related parties	33,010	29,660
Notes payable	362,500	362,500
Notes payable - related parties	32,000	32,000
Total current liabilities	2,918,185	3,224,518

Long-term obligations:
Notes payable:
Other	741,058	737,780
Related parties	678,295	658,635

Total liabilities	4,337,538	4,620,933

Commitments	0	0

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,591,896	30,591,896
Accumulated deficit	(34,789,521)	(34,659,521)
Total stockholders’ deficiency	(4,168,564)	(4,038,564)
Total liabilities and stockholders’ deficiency	$168,974	$582,369

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$1,501,702	$1,566,128	$3,096,220	$3,213,156
Cost of sales	979,197	1,093,703	2,058,351	2,262,234
Gross profit	522,505	472,425	1,037,869	950,922

Costs and expenses:
General and administrative	287,849	280,152	587,334	576,956
Selling	213,110	326,693	454,309	643,747
Total costs and expenses	500,959	606,845	1,041,643	1,220,703

Operating (loss) income	21,546	(134,420)	(3,774)	(269,781)

Interest expense:
Related parties	(14,604)	(12,331)	(28,975)	(25,380)
Other	(49,942)	(48,249)	(97,251)	(94,990)
Total interest expense	(64,546)	(60,580)	(126,226)	(120,370)

Net loss	$(43,000)	$(195,000)	$(130,000)	$(390,151)

Net loss per share – basic and diluted	$.00	$(.01)	$.00	$(.01)

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(130,000)	$(390,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	0	9,905
Depreciation and amortization	12,976	71,412
Bad debt recovery	(4,000)	(20,000)
(Increase) decrease in assets:
Accounts receivable	350,817	(393,240)
Prepaid expenses and other assets	(8,728)	(1,689)
Increase (decrease) in liabilities:
Accounts payable	(406,682)	608,987
Accrued expenses	92,278	58,166
Accrued retirement	4,721	4,538
Net cash used by operating activities	(88,618)	(52,072)

Cash flows from investing activities:
Purchases of property and equipment	0	(5,608)
Net cash used by investing activities	0	(5,608)

Cash flows from financing activities:
Proceeds from issuance of notes payable - related party	20,000	29,000
Repayments of notes payable - related party	(670)	(2,010)
Repayments of notes payable	0	(5,779)
Net cash provided (used) by financing activities	19,330	21,211

Net decrease in cash	(69,288)	(36,469)

Cash - beginning of period	73,734	42,436

Cash - end of period	$4,446	$5,967

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$57,088	$56,425

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2017 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $130,000 and $390,151 for the six months ended June 30, 2018 and 2017, respectively, and stockholders’ deficiencies of $4,168,564 and $4,038,564 at June 30, 2018 and December 31, 2017, respectively. Accordingly, and due to current working capital deficiencies, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity Projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2018 or 2017 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Managed support services	$1,163,188	$1,245,095	$2,433,370	$2,545,242
Cybersecurity projects and software	287,256	281,460	570,312	606,641
Other IT consulting services	51,258	39,573	92,538	61,273
Total sales	$1,501,702	$1,566,128	$3,096,220	$3,213,156

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

● Cybersecurity assessments and testing services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied.  If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are either based on an allocation of the transaction price to each performance obligation based on a relative standalone selling price of the products sold.

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

During the six months ended June 30, 2018, sales to one client, including sales under subcontracts for services to several entities, accounted for 71.9% of total sales (69.8% - 2017) and 28.0% of accounts receivable at June 30, 2018 (67.5% - December 31, 2017).

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.60% at June 30, 2018) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2018, the Company sold approximately $2,814,000 ($2,589,000 - June 30, 2017) of its accounts receivable to the Purchaser. As of June 30, 2018, approximately $439,900 ($4,486 - December 31, 2017) of these receivables remained outstanding. Additionally, as of June 30, 2018, the Company had approximately $11,000 available under the financing line with the financial institution ($376,000 - December 31, 2017). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $44,000, at June 30, 2018 ($449 - December 31, 2017), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $27,577 for the six months ended June 30, 2018 ($23,748 - June 30, 2017). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted net loss per share:
Net loss	$(43,000)	$(195,000)	$(130,000)	$(390,151)
Denominator for basic and diluted- net loss per share:
Weighted average common shares outstanding	29,061,883	29,061,883	29,061,883	29,061,883
Basic and diluted net loss per share	$.00	$(.01)	$.00	$(.01)

Anti-dilutive shares excluded from net loss share calculation	28,503,428	28,969,276	28,503,428	28,969,276

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Notes Payable - Related Parties

The Company borrowed $20,000 from an unsecured line of credit financing agreement with a related party during the first quarter of 2018. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at June 30, 2018.

A 7% note payable of $25,000 due to a related party matured on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at June 30, 2018.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,323,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted for the six months ended June 30, 2018. The following assumptions were used for the six months ended June 30, 2017.

Risk-free interest rate	1.50%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 years

The Company recorded expense for options issued to employees and independent service providers of $0 and $7,120 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, there was approximately $7,300 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. No options vested during the six months ended June 30, 2018.

A summary of all stock option activity for the six months ended June 30, 2018 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031,000	$.10
Expired	(306,000)	$.23
Outstanding at June 30, 2018	7,725,000	$.09	3.7 years	$0

At June 30, 2018 - vested or
expected to vest and exercisable	6,787,000	$.07	4.2 years	$0

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $120,439 at June 30, 2018 ($104,862 - December 31, 2017).

Note 9. Subsequent Event

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
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with Perspecta, Inc.); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our virtualization sales organization in conjunction with support from our professional services organization (PSO).

Business Strategy

Our strategy is to build our business by designing, developing, and marketing IT security based products and solutions that fill technology gaps in cybersecurity. We sell our proprietary product, Nodeware, which is an automated vulnerability management solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against hackers and ransomware with simplicity and affordability. Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. We sell Nodeware in the commercial sector through its channel partners and agents.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following tables compares our statements of operations data for the three and six months ended June 30, 2018 and 2017. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease)

Sales	$1,501,702	100.0%	$1,566,128	100.0%	$(64,426)	(4.1)%
Cost of sales	979,197	65.2	1,093,703	69.8	(114,506)	(10.5)
Gross profit	522,505	34.8	472,425	30.2	50,080	10.6
General and administrative	287,849	19.2	280,152	17.9	7,697	2.7
Selling	213,110	14.2	326,693	20.9	(113,583)	(34.8)
Total costs and expenses	500,959	33.4	606,845	38.8	(105,886)	(17.4)
Operating income (loss)	21,546	(1.4)	(134,420)	(8.6)	155,966	116.0
Interest expense	(64,546)	(4.3)	(60,580)	(3.9)	3,966	6.5
Net loss	$(43,000)	(2.9)%	$(195,000)	(12.5)%	$152,000	(77.9)%

Net loss per share - basic and diluted	$.00		$(.01)		$.01

	Six Months Ended June 30,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease)

Sales	$3,096,220	100.0%	$3,213,156	100.0%	$(116,936)	(3.6)%
Cost of sales	2,058,351	66.5	2,262,234	70.4	(203,883)	(9.0)
Gross profit	1,037,869	33.5	950,922	29.6	86,947	9.1
General and administrative	587,334	19.0	576,956	18.0	10,378	1.8
Selling	454,309	14.7	643,747	20.0	(189,438)	(29.4)
Total costs and expenses	1,041,643	33.6	1,220,703	38.0	(179,060)	(14.7)
Operating loss	(3,774)	(0.1)	(269,781)	(8.4)	266,007	98.6
Interest expense	(126,226)	(4.1)	(120,370)	(3.7)	5,856	4.9
Net loss	$(130,000)	(4.2)%	$(390,151)	(12.1)%	$260,151	(66.7)%

Net loss per share - basic and diluted	$.00		$(.01)		$.01

Sales

Our managed service and virtualization project and software license sales comprised approximately 79% of our sales in 2018 and 2017. Our 2018 commercial sales to SMEs, were approximately 17% of our total sales as compared to approximately 16% for 2017.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decreased by approximately 33% from 2017 to 2018. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Sales of Nodeware through our channel partners and other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved although sales decreased for the three and six months ended June 30, 2018. We improved our gross profit margin from our managed services due to less contractor use. This offset decreased gross profit margin from our virtualization projects. Other IT services contributed gross profit through improved utilization of our employees.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses was relatively unchanged for the periods.

Selling Expenses

The decrease in selling expenses is due to the reduction of employee salaries and benefits totaling approximately $111,500 and $153,600 for the three and six months ended June 30, 2018. We also reduced our use of a marketing consultants by approximately $1,300 and $35,200 for the three and six months ended June 30, 2018. We revised our Nodeware and commercial SME marketing efforts to using more on-line and internet based marketing and selling techniques.

Operating Loss

The reduction in our operating loss is principally attributable to an improved gross margin and decreases in selling expenses as explained above for the three and six months ended June 30, 2018 as compared to 2017.

Interest Expense

The increase in interest expense is principally attributable to a net increase in long-term debt to fund our operations and an increase in the interest rates. The prime rate increased from 4.0% at December 31, 2017 to 4.75% on March 22, 2018 and to 5.00% on June 14, 2018 increased our financing costs under our accounts receivable financing line and our line of credit payable to a related party.

Net Loss

The decrease is attributable to the items discussed above for the three and six months ended June 30, 2018 as compared to 2017.

Liquidity and Capital Resources

At June 30, 2018, we had cash of $4,446 available for working capital needs and planned capital asset expenditures. During 2018, we financed our business activities principally through cash flows provided by operations, sales with recourse of our accounts receivable and borrowings from related parties. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2018, we had financing availability, based on eligible accounts receivable, of approximately $11,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with three related parties. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2018, we had approximately $34,000 of availability under the LOC Agreements.

At June 30, 2018, we had a working capital deficit of approximately $2,768,000 and a current ratio of .05.

At June 30, 2018, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

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

On July 12, 2018, we borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%. The balance of this note is $12,000 at June 30, 2018.

We borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter of 2018. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at June 30, 2018.

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

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at June 30, 2018.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash used by operating activities	$(88,618)	$(52,072)
Net cash used by investing activities	0	(5,608)
Net cash provided (used) by financing activities	19,330	21,211
Net decrease in cash	$(69,288)	$(36,469)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $130,000 for 2018 was offset in part by non-cash expenses and credits of $8,976. In addition, a decrease in accounts receivable and other assets of $342,089 was offset by decreases in accounts payable and accrued expenses of $309,683 resulting in a use of funds of $88,618.

We market Webroot and Nodeware to our IT channel partners who resell to their customers. We are making investments in expanding our sales of cyber security and virtualization projects and VMware licenses to commercial and SLED customers. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities
No cash was used by investing activities during the six months ended June 30, 2018. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $19,330 for the six months ended June 30, 2018 consisting of $20,000 in borrowings from a related party offset by principal payments of $670 to a related party.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2018, we had financing availability, based on eligible accounts receivable, of approximately $11,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We believe the capital resources available under our factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of our operations provide sources to fund the ongoing operations and to support our internal growth. Although we cannot give any assurances, we believe that related parties, who have previously provided working capital, and third parties will continue toprovide working capital loans on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months. However, substantial doubt about our ability to continue as a going concern has not been alleviated. If we experience significant growth in sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support the sales growth.

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
James Witzel
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
10.1	Demand Note between the Company and Northwest Hampton Holdings, LLC dated July 12, 2018*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.