Form 10-Q
period 2018-09-30
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2018

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

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – September 30, 2018 (Unaudited) and December 31, 2017	3

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2018 and 2017	4

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	5

Notes to Financial Statements – (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

SIGNATURES	13

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	September 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current assets:
Cash	$3,643	$73,734
Accounts receivable, net of allowances of $26,000 as of September 30, 2018 and $30,000 as of December 31, 2017	275,244	479,294
Prepaid expenses and other current assets	10,449	4,325
Total current assets	289,336	557,353

Property and equipment, net	9,470	18,349

Deposits	6,667	6,667
Total assets	$305,473	$582,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$352,554	$864,931
Accrued payroll	299,669	178,065
Accrued interest payable	872,614	773,367
Accrued retirement	242,003	234,886
Accrued expenses - other	85,526	63,109
Current maturities of long-term obligations	686,000	686,000
Current maturities of long-term obligations - related parties	34,350	29,660
Notes payable	362,500	362,500
Notes payable - related parties	102,000	32,000
Total current liabilities	3,037,216	3,224,518

Long-term obligations:
Notes payable:
Other	742,696	737,780
Related parties	678,125	658,635

Total liabilities	4,458,037	4,620,933

Commitments	0	0

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,591,896	30,591,896
Accumulated deficit	(34,773,521)	(34,659,521)
Total stockholders’ deficiency	(4,152,564)	(4,038,564)
Total liabilities and stockholders’ deficiency	$305,473	$582,369

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$1,570,342	$1,586,278	$4,666,562	$4,799,434
Cost of sales	1,005,542	1,133,202	3,063,893	3,395,436
Gross profit	564,800	453,076	1,602,669	1,403,998

Costs and expenses:
General and administrative	261,401	290,142	848,735	867,097
Selling	223,367	288,093	677,677	931,840
Total costs and expenses	484,768	578,235	1,526,412	1,798,937

Operating income (loss)	80,032	(125,159)	76,257	(394,939)

Interest expense:
Related parties	(16,454)	(14,840)	(45,428)	(40,221)
Other	(47,578)	(48,001)	(144,829)	(142,991)
Total interest expense	(64,032)	(62,841)	(190,257)	(183,212)

Net income (loss)	$16,000	$(188,000)	$(114,000)	$(578,151)

Net income (loss) per share – basic and diluted	$.00	$(.01)	$.00	$(.02)

Weighted average shares outstanding – basic and diluted	29,061,883	29,105,361	29,061,883	29,076,535

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(114,000)	$(578,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	0	25,198
Depreciation and amortization	19,315	106,909
Bad debt recovery	(4,000)	(30,000)
(Increase) decrease in assets:
Accounts receivable	208,050	(62,138)
Prepaid expenses and other assets	(6,124)	10,108
Increase (decrease) in liabilities:
Accounts payable	(512,377)	245,339
Accrued expenses	243,268	170,298
Accrued retirement	7,117	6,840
Net cash used by operating activities	(158,751)	(105,597)

Cash flows from investing activities:
Purchases of property and equipment	0	(5,608)
Net cash used by investing activities	0	(5,608)

Cash flows from financing activities:
Proceeds from issuance of notes payable - related parties	90,000	92,000
Repayments of notes payable - related party	(1,340)	(3,350)
Repayments of notes payable	0	(5,779)
Net cash provided by financing activities	88,660	82,871

Net decrease in cash	(70,091)	(28,334)

Cash - beginning of period	73,734	42,436

Cash - end of period	$3,643	$14,102

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$79,354	$89,986

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2017 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $114,000 and $578,151 for the nine months ended September 30, 2018 and 2017, respectively, and stockholders’ deficiencies of $4,152,564 and $4,038,564 at September 30, 2018 and December 31, 2017, respectively. Accordingly, and due to current working capital deficiencies, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Managed support services	$1,224,138	$1,219,370	$3,657,509	$3,764,613
Cybersecurity projects and software	295,138	290,325	865,449	896,965
Other IT consulting services	51,066	76,583	143,604	137,856
Total sales	$1,570,342	$1,586,278	$4,666,562	$4,799,434

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

During the nine months ended September 30, 2018, sales to one client, including sales under subcontracts for services to several entities, accounted for 71.4% of total sales (69.6% - 2017) and 27.9% of accounts receivable at September 30, 2018 (67.5% - December 31, 2017).

Recent Accounting Pronouncements Not Yet Adopted - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11 and 20) amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company). The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The Company adopted the new standard on the effective date of January 1, 2019 by applying the new transition method allowed under ASU 2018-11 and will add approximately $266,000 to long-term assets, $69,000 to short-term liabilities and $197,000 to long-term liabilities at January 1, 2019.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.85% at September 30, 2018) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2018, the Company sold approximately $3,890,000 ($3,695,000 - September 30, 2017) of its accounts receivable to the Purchaser. As of September 30, 2018, approximately $389,000 ($4,486 - December 31, 2017) of these receivables remained outstanding. Additionally, as of September 30, 2018, the Company had approximately $97,000 available under the financing line with the financial institution ($376,000 - December 31, 2017). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $38,904, at September 30, 2018 ($449 - December 31, 2017), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $40,007 for the nine months ended September 30, 2018 ($35,944 - September 30, 2017). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted net loss per share:
Net income (loss)	$16,000	$(188,000)	$(114,000)	$(578,151)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	29,105,361	29,061,883	29,076,535
Basic and diluted net income (loss) per share	$.00	$(.01)	$.00	$(.02)

Anti-dilutive shares excluded from net loss share calculation	28,530,252	28,033,096	28,530,252	28,033,096

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

The Company borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at September 30, 2018.

A 7% note payable of $25,000 due to a related party matured on March 31, 2018 and is classified as a current liability in the accompanying balance sheet at September 30, 2018.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 8,273,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted for the nine months ended September 30, 2018. The following assumptions were used for the nine months ended September 30, 2017.

Risk-free interest rate	1.50% - 1.58%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 to 3.0 years

The Company recorded expense for options issued to employees and independent service providers of $0 and $25,198 for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, there was approximately $7,300 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of approximately one year. No options vested during the nine months ended September 30, 2018.

A summary of all stock option activity for the nine months ended September 30, 2018 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031,000	$.10
Expired	(406,000)	$.26
Outstanding at September 30, 2018	7,625,000	$.09	3.5 years	$0

At September 30, 2018 - vested or
expected to vest and exercisable	6,687,000	$.07	3.9 years	$0

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $141,097 at September 30, 2018 ($104,862 - December 31, 2017).

Note 9. Subsequent Event

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following tables compares our statements of operations data for the three and nine months ended September 30, 2018 and 2017. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease)

Sales	$1,570,342	100.0%	$1,586,278	100.0%	$(15,936)	(1.0)%
Cost of sales	1,005,542	64.0	1,133,202	71.4	(127,660)	(11.3)
Gross profit	564,800	36.0	453,076	28.6	111,724	24.7
General and administrative	261,401	16.6	290,142	18.3	(28,741)	(9.9)
Selling	223,367	14.2	288,093	18.2	(64,726)	(22.5)
Total costs and expenses	484,768	30.9	578,235	36.5	(93,467)	(16.2)
Operating income (loss)	80,032	5.1	(125,159)	(7.9)	205,191	163.9
Interest expense	(64,032)	(4.1)	(62,841)	(4.0)	1,191	1.9
Net income (loss)	$16,000	1.0%	$(188,000)	(11.9)%	$204,000	(108.5)%

Net income (loss) per share - basic and diluted	$.00		$(.01)		$.01

	Nine Months Ended September 30,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease

Sales	$4,666,562	100.0%	$4,799,434	100.0%	$(132,872)	(2.8)%
Cost of sales	3,063,893	65.7	3,395,436	70.7	(331,543)	(9.8)
Gross profit	1,602,669	34.3	1,403,998	29.3	198,671	14.2
General and administrative	848,735	18.2	867,097	18.1	(18,362)	(2.1)
Selling	677,677	14.5	931,840	19.4	(254,163)	(27.3)
Total costs and expenses	1,526,412	32.7	1,798,937	37.5	(272,525)	(15.1)
Operating income (loss)	76,257	1.6	(394,939)	(8.2)	471,196	119.3
Interest expense	(190,257)	(4.1)	(183,212)	(3.8)	7,045	3.8
Net loss	$(114,000	(2.4)%	$(578,151)	(12.0)%	$464,151	(80.3)%

Net loss per share - basic and diluted	$.00		$(.02)		$.02

Sales

Our managed service and virtualization project and software license sales comprised approximately 79% of our sales in 2018 and 2017. Our 2018 commercial sales to SMEs, were approximately 18% of our total sales as compared to approximately 17% for 2017.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decreased by approximately 22% for the nine months ended September 30, 2017 to 2018. Our virtualization sales increased by 11.1% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our goal is to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services.

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

Our gross profit improved by 24.7% for the three months ended September 30, 2018 as compared to 2017 and 14.2% for the comparable nine month periods. Sales decreased 1.0% and 2.8% for the three and nine months ended September 30, 2018 and 2017, respectively. We improved our gross profit margin from our managed services  due to less contractor use. This offset decreased gross profit margin from our virtualization projects. Other IT services contributed gross profit through improved utilization of our employees.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased by relatively small amounts for the periods due to reductions in professional fees and employee compensation.

Selling Expenses

The decrease in selling expenses is due to the reduction of employee salaries and benefits totaling approximately $93,000 and $247,000 for the three and nine months ended September 30, 2018, respectively. We revised our Nodeware and commercial SME marketing efforts to using more on-line and internet based marketing and selling techniques. We engaged a new marketing and lead generation consulting group in April 2018 resulting in consulting and third party marketing expenses increasing by $35,400 for the nine months ended September 30, 2018.

Operating Income (Loss)

The improvement in our operating income (loss) is principally attributable to an improved gross margin and decreases in selling expenses for the three and nine months ended September 30, 2018 as compared to 2017.

Interest Expense

The increase in interest expense is principally attributable to a net increase in long-term debt to fund our operations. The prime rate increased from 4.5% at December 31, 2017 to 5.25% on September 27, 2018. The interest rate changes increased our financing costs under our accounts receivable financing line and our line of credit payable to a related party.

Net Income (Loss)

The decrease is attributable to the items discussed above for the three and nine months ended September 30, 2018 as compared to 2017.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $3,643 available for working capital needs and planned capital asset expenditures. During 2018, we financed our business activities principally through cash flows provided by operations, sales with recourse of our accounts receivable and borrowings from related parties. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2018, we had financing availability, based on eligible accounts receivable, of approximately $97,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with three related parties. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2018, we had approximately $34,000 of availability under the LOC Agreements.

At September 30, 2018, we had a working capital deficit of approximately $2,748,000 and a current ratio of .10.

At September 30, 2018, we have current notes payable of $362,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on September 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

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

On July 12, 2018, we borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%. The balance of this note is $82,000 at September 30, 2018.

We borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter of 2018. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at September 30, 2018.

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

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at September 30, 2018.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash used by operating activities	$(158,751)	$(105,597)
Net cash used by investing activities	0	(5,608)
Net cash provided by financing activities	88,660	82,871
Net decrease in cash	$(70,091)	$(28,334)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $114,000 for 2018 was offset in part by non-cash expenses and credits of $15,315. In addition, a decrease in accounts receivable and other assets of $201,926 was offset by decreases in accounts payable and accrued expenses of $261,992 resulting in a use of funds of $158,751.

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

Cash Flows Used by Investing Activities
No cash was used by investing activities during the nine months ended September 30, 2018. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $88,660 for the nine months ended September 30, 2018 consisting of $90,000 in borrowings from related parties offset by principal payments of $1,340 to a related party.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2018, we had financing availability, based on eligible accounts receivable, of approximately $97,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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

  PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2018, we granted two employees common stock options to purchase 300,000 shares exercisable at an average price of $.02 per share. The grant of these stock options is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering.

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