Form 10-K
period 2018-12-31
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number 0-21816

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.02 on June 29, 2018 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $980,000.

As of July 1, 2019, 29,061,883 shares of the registrant's common stock, $.001 par value, were outstanding.

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

PART I
Item 1. Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) has evolved into a developer of cybersecurity software and a provider of cybersecurity related services to commercial businesses and government organizations that was built from our foundation of managed IT and virtualization services. As part of these offerings we:
●
focus on key security services (virtual CISO, compliance review and assessment, incident response, penetration testing, and vulnerability assessments) to solve and simplify security for small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We act as the security layer to both internal IT and third party IT organizations. We work with both our channel partners and direct customers to provide these services;

●
developed and brought to market our automated vulnerability management solution through our OEM business, Nodeware™, which we sell through distribution and channel partners. We are also master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

●
provide level 2 technical and security support across the application layer and physical and virtual infrastructure including software-based managed services supporting enterprise and federal government customers through our partnership with Perspecta; and

●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our virtualization sales organization in conjunction with support from our professional services organization (PSO).

Business Overview

As of December 31, 2018, we had 57 full-time employees and information technology independent contractors. We possess certifications with our business and technology partners and our personnel maintain numerous security and technical certifications and qualifications. Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Florida, Idaho, Maryland, North Carolina, South Carolina, Texas, and Virginia.

We had sales of approximately $6.4 million in 2018 and 2017. We generated operating income of approximately $210,000 in 2018 as compared to an operating loss of approximately $398,000 in 2017. We had net income of $37,000 in 2018 as compared to a net loss of $75,000 in 2017. We recorded other income of $83,250 in 2018 from the write-off of a note payable and accrued interest and $569,999 in 2017 when we had no further obligation to make certain debt payments. We derived approximately 78% of our sales in 2018 and 79% in 2017 from contracts as either a prime contractor or a subcontractor.

During 2017 and 2018, we derived approximately 70% of our sales from one prime contractor, Perspecta (spun off from DXC Technology Company in 2018), including sales under subcontracts for services to its end clients, principally a major establishment of the U.S. Government (the U.S. Government Entity) for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of server experts supports approximately 5,000 physical and virtual servers and 250,000 client workstations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

During 2018, with the objective of accelerating sales growth, we continued our transition into becoming more cybersecurity focused with both cybersecurity services and product development further leveraging Nodeware, our first cybersecurity product. We continue to seek to drive development of our cybersecurity business by developing channel programs and relationships for Nodeware and hiring personnel who have the background to support this evolving business. We focus on developing our cybersecurity business through both our professional services and OEM businesses. We believe our channel presence through entities including large distribution and master agents have created significant opportunities in both of these areas. This has further reinforced our commitment to this business strategy and our decision to leverage third party channels to bring new business and customers to IGI. We continue to be a master reseller of Webroot through our channel program. During 2018, we maintained our sales of Webroot to commercial customers through our channel partners and continued to earn operating income.

We have become less reliant on sales of U.S. Federal Government virtualization projects as an Original Equipment Manufacturer (OEM) subcontractor and are focused on increased our direct sales of virtualization projects to both SLED and commercial businesses. Through our legacy VMware business, we have an umbrella NYS OGS Contract through our partnership with VMware. Accordingly, our personnel have worked with SLED and other NYS personnel to build relationships needed to pursue additional sales of VMware software licenses and services through the bidding process. During 2018 and 2017, under this agreement we sold and delivered virtualization software licenses and project credits to New York State of approximately $500,000 and $1.2 million, respectively. Since these are agent sales and are reported net of cost of sales, we recorded sales of $22,065 for 2018 and $48,308 for 2017.

We provide subcontracted professional services to a select set of OEMs and commercial entities that need additional skilled resources when architecting and implementing solutions. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. Our experience with cloud and virtualization computing related software has enabled us to take advantage of a growing trend towards Managed IT Services, particularly in security and the SME space. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients. During 2018, we provided professional services to these clients and earned 7.5% of our sales.

Business Strategy

Our strategy is to build our business by designing, developing, and marketing cybersecurity based services, products and solutions that fill technology gaps in cybersecurity. We brought one patent pending product to market and intend to bring other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our cybersecurity business is comprised of three components: managed security services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they already provide

Our goal is to maintain our base of opportunities in our VMware business in both the public and commercial sector. Opportunistically, we will continue to identify license and services engagements as they arise.

We are working to expand our managed services business with our prime partner, Perspecta, and the current federal enterprise customer and its customers. The following sections define specific strategic components of our business strategy.

Nodeware

We launched Nodeware version 1 commercially in November 2016. Nodeware is an automated vulnerability management solution that is designed to enhance security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against malicious intent to exploit known problems in a customer’s network with simplicity and affordability. Customers have the option to purchase Nodeware or Nodeware Plus to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for SMEs with single subnet or several subnets, whereas Nodeware Plus can accommodate larger organizations with more advanced network needs.

Nodeware assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering.

Nodeware 2.0 was released to the market during 2017 providing the same solution with a set of new features, such as credentialed and uncredentialed vulnerability scanning. Nodeware scans the customer’s system through domain credentials without requiring an agent, providing a more comprehensive view of customer vulnerabilities. This level of access often results in the discovery of more missing patches or vulnerabilities that can then be addressed by following instructions available within the Nodeware interface.

We believe Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. We sell Nodeware in the commercial sector through channel partners and agents. In 2018, we continued to expand our channel of resellers.

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent-pending and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. In May 2016, we filed a provisional patent application for our proprietary product, Nodeware. The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO) and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. In May 2017, we filed a utility patent application for Nodeware. Our patent application is ready for examination by the U.S. patent application examiner and in 2018, we have provided our first defense of the patent application from the examiner.

Technology and Product Development

Our goal is to position our products and solutions to enable vertical integration with other solutions. We have a technology and product development strategy aligned with our business strategy. We continue to seek to identify other technical partners in the cybersecurity market to integrate Nodeware in to; through either API or full stack integration.

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, penetration testing, and virtual Chief Information Security Officer (vCISO) offerings to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.) in North America. Our cybersecurity projects use leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. We support both internal and external IT organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents.

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

Federal Supply Schedule Contract. In 2003, we were awarded a Federal Supply Schedule Contract by the U.S. General Services Administration (GSA) for IT consulting services (Schedule 70). Our Schedule 70 contract was extended through December 2023. Having a Schedule 70 allows us to compete for and secure prime contracts with all executive agencies of the U.S. Government, as well as other national and international organizations. Our Schedule 70 contract encompasses 95 different labor categories and in 2018 Nodeware was also added. We have used our Schedule 70 as a basis for pricing our current and proposed work.

New York State and Local Government and Education (SLED). In 2016, we began working with VMware when it established a contract with NYS. VMware designated us as one of a select group of partners that is authorized to sell VMware licenses to SLED customers throughout New York State under their 2016 New York State Information Technology Service (ITS) Manufacturer Umbrella Contract. Beginning in 2017, we also have a similar contract with HPE under the NYS OGS contract that further enables us to bring solutions to SLED customers. These contracts continued in 2018.

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

Since 2015, we have been a VMware Enterprise Level Solution Provider (ESP) where we still have the benefits of an architect, integration, and service partner along with the ability to sell VMware licenses. We believe that this has positioned us to become a full lifecycle solutions provider to create our own opportunities to sell VMware licenses directly to end customers. We assess, architect, recommend, implement, and support our customers directly while still maintaining our current relationship with the VMware PSO. We have several solution specializations and are registered with the U.S. Federal and Education Specializations and SLED within VMware. We have completed over 700 projects around the globe and in market sectors including U.S. Government, state governments, education, and commercial corporations.

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

GCIH - GIAC Certified Incident Handler. The GCIH certification is a credential for incident handlers who manage security incidents by understanding common attack techniques, vectors and tools as well as defending against and/or responding to such attacks when they occur. The GCIH certification focuses on detecting, responding, and resolving computer security incidents including:
●
the incident reporting process;
●
malicious applications and network activity;
●
common attack techniques that compromise hosts;
●
system and network vulnerabilities; and
●
continuous process improvement and the root causes of incidents.

Certain of our employees in our cyber security group have this certification.

Microsoft Silver Certified Partner. We are part of Microsoft's Accredited Online Cloud Services program. We have been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are providing real world benefits to our clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions. We received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud-based Software as a Service (SaaS). What once required expensive hardware and time consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our sales.

Perspecta Inc. Global Procurement Master Terms Agreement. We are a member of a select group of suppliers that enables Perspecta Inc. (spun off from DXC Technology Company in 2018) to purchase products and services from us under a global procurement master agreement and as specified in a statement of work for each project. This relationship continues to evolve and is something that is responsible for our long-term relationship with the Federal customer mentioned previously. Perspecta has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients. The program comprises practical tools and services that we anticipate will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry to generate more revenue. Our global procurement master agreement with Perspecta runs to January 2020.

Competition

As we increase our focus in security services and product development, we face competition from several different vendors in this evolving market. We compete with other IT professional services firms, Managed Security Services Providers (MSSPs), and cybersecurity product and software developers operating in the U.S. Government, state and local government and commercial marketplace. We obtain a portion of our business based on proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms. We face competition in the commercial markets from other IT service providers, MSSPs, and software development companies, large and small. Many of our competitors, in general, have substantially greater capital resources, research and development staffs, sales, and marketing resources, facilities, and experience.

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

Employees

As of December 31, 2018, we have 57 full-time employees, including 43 in information technology services, three in executive management, three in accounting, finance and administration, and eight in software development, marketing and sales. We are not subject to any collective bargaining agreements and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in marketing and information technology services as we expand our sales.

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

Risks Related to our Industry

The IT cybersecurity services industry is highly competitive, and we may not be able to compete effectively.

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
●
general economic conditions.

Our utilization rates are also affected by several factors, including: seasonal trends, primarily because of holidays, vacations, and slowdowns by our clients, which may have a more significant effect in the fourth quarter; our ability to transition employees from completed engagements to new engagements; our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and our ability to manage employee turnover.

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

We sell cyber security services, third-party software as well as our internally developed software, Nodeware.  As a result, we have been and will be a target of cyber-attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Nodeware is a network vulnerability management tool, a successful cyber-attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of more cyber-attacks, even absent financial motives. Further, if our systems are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our primary product operates to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber-attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our Nodeware product, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline, and our business could suffer.  We monitor our network continuously with our Nodeware product as well as other cybersecurity software.

We are not aware of or identified an incident leading to a breach of our internal or external facing systems.  We have implemented several proactive policies and procedures to mitigate any internal incidents from outside forces. This includes deploying additional monitoring software, phishing training, creating an internal incident response team, and additional awareness through internal communications around typical attempts that outside forces use. While we have seen phishing attempts sent to certain email addresses, we have mitigated those through the aforementioned steps. Our internal security team has blocked the associated addresses and/or domains of the senders and has enhanced email security features to identify external emails. Overall, our internal security posture continues to evolve as the market evolves.  We have a cyber insurance policy which will cover certain expenses related to an attack, such as certain business interruption costs associated with an incident.

We depend on prime contracts or subcontracts with the federal, state and local governments for a substantial portion of our sales, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived approximately 78% of our sales in 2018 from contracts as either a prime contractor or a subcontractor with over 70% from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

●
a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and

●
curtailment of the government uses of IT or related professional services.

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

Federal, state and local governments may revise their procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. New contracting methods may be adopted relating to GSA contracts, government-wide contracts, or new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, government entities may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services they may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for re-competition bid. Any new contracting methods could be costly or administratively difficult for us to implement and could harm our operating results. For example, the Truthfulness, Responsibility and Accountability in Contracting Act, proposed in 2001, would have limited and severely delayed the U.S. Government's ability to use private service contractors. Although this proposal was not enacted, it or similar legislation could be proposed at any time. Any reduction in the U.S. Government's use of private contractors to provide federal information technology services could materially adversely impact our business.

Failure to maintain strong relationships with government and commercial contractors could result in a decline in our sales.

We derived approximately 78% of our sales in 2018 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2018, we had current liabilities of approximately $2.9 million and long-term liabilities of $1.4 million and stockholders’ deficiency of $4,000,094. We had a working capital deficit of approximately $2.6 million and a current ratio of .11. For 2018, we had operating income of approximately $210,000 and used cash of approximately $130,000 for operating activities. Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations, and financial condition will be materially adversely affected. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2018, we received approximately $4.5 million in a combination of equity, debt conversion and debt transactions from several high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2018, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of approximately $290,000. We have current maturities of long-term obligations to third parties of $686,000 comprised of $265,000 that was due on January 1, 2018, $175,000 which was due on August 31, 2018 and $246,000 which was due to the PBGC on September 15, 2018 in accordance with the October 2011 Settlement Agreement. We have notes payable to related parties of $102,000 and maturities of our long-term notes to related parties of $34,350. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We may require additional financing in the future, which may not be available on acceptable terms.

We may require additional funds for working capital and general corporate purposes. We cannot provide assurance that adequate additional financing will be available or, if available, will be offered on acceptable terms.

Subsequent to December 31, 2018, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 which remains outstanding. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 or a total expense of $14,250.

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

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2018, we had no financing availability, based on eligible accounts receivable under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

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

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. During 2018, sales to one customer, including sales under subcontracts, accounted for 69.5% of total sales and 10.5% of accounts receivable at December 31, 2018. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

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

As of June 20, 2019, one related party and one third party, who is a former member of the board of directors, hold convertible notes payable with the right to convert the notes payable and accrued interest into shares of common stock at $.05 per share. If these parties converted all principal and accrued interest into common stock, these two individuals would own approximately 12.1% and 27.1%, respectively, (39.2% in the aggregate of our then outstanding common stock, excluding stock options). However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards. We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, without affecting a change of control that would limit the use of our net operating loss carryforwards.

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

We have three convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 13.9% of our common stock then outstanding as of June 20, 2019.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.01 and a high of $.039 in 2018. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the Over The Counter (OTC) Bulletin Board. Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk. Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the OTC Bulletin Board. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares liquidity. Moreover, our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the OTC Bulletin Board.

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

At December 31, 2018	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$82,418	June 30, 2022

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol IMCI. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions

	Bid Prices
Year Ended December 31, 2018	High	Low

First Quarter	$.025	$.015
Second Quarter	$.029	$.015
Third Quarter	$.039	$.013
Fourth Quarter	$.015	$.010

Year Ended December 31, 2017	High	Low

First Quarter	$.045	$.025
Second Quarter	$.058	$.025
Third Quarter	$.038	$.150
Fourth Quarter	$.068	$.015

At June 20, 2019, we had 201 record stockholders and estimate that we had approximately 1,300 beneficial stockholders.

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
●
provide level 2 Microsoft and Hewlett Packard server and software-based managed services supporting enterprise customers through our partnership with Perspecta Inc. (Perspecta); and
●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS). These activities take place in our virtualization sales organization in conjunction with support from our professional services organization (PSO).

Business Strategy

During 2018, with the objective of accelerating sales growth, we continued our transition into becoming more cybersecurity focused with both cybersecurity services and product development further leveraging Nodeware, our first cybersecurity product.

Our strategy is to build our business by designing, developing, and marketing cybersecurity based services, products and solutions that fill technology gaps in cybersecurity. We brought one patent pending product to market and intend to bring other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our cybersecurity business is comprised of three components: managed security services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they already provide

Our goal is to maintain our base of opportunities in our VMware business in both the public and commercial sector. Opportunistically, we will continue to identify license and services engagements as they arise.

We are working to expand our managed services business with our prime partner, Perspecta, and the current federal enterprise customer and its customers. The following sections define specific strategic components of our business strategy.

Business Overview

We had sales of approximately $6.4 million in 2018 and 2017. We generated operating income of approximately $210,000 in 2018 as compared to an operating loss of approximately $398,000 in 2017. We had a net income of $37,000 in 2018 as compared to a net loss of $75,000 in 2017. We recorded other income of $569,999 in 2017 when we had no further obligation to make certain debt payments. We derived approximately 78% of our sales in 2018 and 79% in 2017 from contracts as either a prime contractor or a subcontractor.

Results of Operations - Comparison of the years ended December 31, 2018 and 2017

The following table compares our statements of operations data for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
					2018 vs. 2017
		As a % of		As a % of	Amount of	% Increase
	2018	Sales	2017	Sales	Change	(Decrease)

Sales	$6,370,336	100.0%	$6,386,919	100.0%	$(16,583)	(0.3)%
Cost of sales	4,158,408	65.3	4,441,225	69.5	(282,817)	(6.4)
Gross profit	2,211,928	34.7	1,945,694	30.5	266,234	13.7
General and administrative	1,084,260	17.0	1,148,870	18.0	(64,610)	(5.6)
Selling	917,975	14.4	1,194,763	18.7	(276,788)	(23.2)
Total operating expenses	2,002,235	31.4	2,343,633	36.7	(341,398)	(14.6)
Operating income (loss)	209,693	3.3	(397,939)	(6.2)	607,632	152.7
Other income	83,250	1.3	569,999	8.9	(486,749)	(85.4)
Interest expense	(255,943)	4.0	(247,060)	(3.9)	8,883	3.6
Net income (loss)	$37,000	0.6%	$(75,000)	(1.2)%	$112,000	149.3%
Net income (loss) per share - basic and diluted	$.00		$.00		$.00

Sales

For 2018 and 2017, in each year, our:
●
managed service and virtualization project sales comprised approximately 70% of our total sales;
●
commercial sales to small and medium sized enterprises (SMEs), were approximately 17% of our total sales; and
●
cyber security projects, Nodeware, agent sales, and other offerings comprise the balance of our sales with 13%.

During 2018 and 2017, we delivered VMware virtualization software licenses and project credits to New York State of approximately $500,000 and $1.2 million, respectively. Since these are agent sales and are reported net of cost of sales, we recorded sales of $22,065 for 2018 and $48,308 for 2017.

Sales of virtualization subcontract projects have continued to decrease because VMware has assigned fewer projects to us. Our virtualization subcontract project sales decreased by 12% from 2017 to 2018. Our virtualization sales increased by 20.7% for the fourth quarter of 2018 as compared to the fourth quarter of 2017. Our goal is to continue to expand our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Our commercial SME business continues to establish new relationships with channel partners who purchase IT solutions from us. We began to close sales of Nodeware with our channel partners during 2017 and have seen continued increases in sales in 2018. We expect continuing future sales from Nodeware sales, security assessments and related projects by our cybersecurity personnel.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners.

Gross profit increased by 13.7% although sales decreased by 0.3% for 2018. This was primarily due to increased gross profit earned by our managed services business group. This was done by continued cost controls in this group, especially related to reducing headcount.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased in 2018 consisting of offsetting fluctuations in various expense items and reductions in salaries of approximately $37,600, stock option expense of approximately $23,100, and professional fees of $26,900.

Selling Expenses

The decrease in selling expenses in 2018 is principally due to the reduction of employee salaries and benefits totaling $276,788 due primarily to reduced headcount in the commercial SME and SLED marketing teams and VMware team offset by growth to the Nodeware sales team.

Operating Income

The increase in our operating income for 2018 is attributable to an increase in our gross profit of $266,234, decreases in our selling expenses of $276,788 and a reduction of our general and administrative expenses of $64,610.

Other Income

On October 17, 2011, in accordance with the Settlement Agreement with the Pension Benefit Guaranty Corporation (the “PBGC”), we became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of our “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation was contingent upon earning free cash flow in excess of defined amounts. At December 31, 2017, we had no further obligation to make payments. Accordingly, we wrote off the balance and recorded other income of $569,999. In 2018, we wrote off a note and accrued interest to a debtholder in the amount of $83,250.

Interest Expense

Interest expense includes interest on indebtedness, amortization of loan fees and fees for financing accounts receivable invoices. The increase in interest expense is principally attributable to prime rate increases in 2018 as well as increased borrowing from debtholders.

Net Income/Loss

The increase in net income is attributable to the items discussed above for 2018 as compared to 2017.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $29,716 available for working capital needs and planned capital asset expenditures. During 2018, we financed our business activities through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2018, we had no availability under this line. At December 31, 2018, we had a working capital deficit of approximately $2,593,000 and a current ratio of .11. Our objective is to improve our working capital position through profitable operations and we may continue to borrow to provide cash for working capital.

At December 31, 2018, we have current notes payable of approximately $332,500 to third parties, which includes convertible notes payable of approximately $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2015 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have current maturities of long-term obligations of $686,000 due to third parties  This includes $246,000 due to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due on September 15, 2018, which has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018, which has not been modified or extended .

We have current maturities of long-term obligations of $34,350 due to related parties.  This includes a note payable for $25,000 due to our Chief Operating Officer which matured on March 31, 2018 and has not been paid.  We also have current notes payable to related parties of $102,000.

We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended certain notes totaling $440,000 with certain third party lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(130,122)	$(125,965)
Net cash used in investing activities	(546)	(5,608)
Net cash provided by financing activities	86,650	162,871
Net (decrease) increase in cash	$(44,018)	$31,298

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $37,000 for 2018 includes noncash other income and adjustments of $91,250. Our cash used in operating activities was offset by non-cash expenses for depreciation, amortization and stock-based compensation of $25,653. In addition, a decrease in accounts payable and accrued expenses of $304,051 and decreases in accounts receivable and other assets of $202,526 resulted in net cash used in operating activities of $130,122.

We are marketing Webroot and Nodeware to our IT channel partners who resell to their customers. We are making investments in expanding our virtualization sales of projects and VMware licenses to our customers. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience small operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used in Investing Activities

In 2018, we incurred capital expenditures for computer hardware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

During 2018, we borrowed $70,000 from a related party under the terms of a demand note and $20,000 from a related party under the terms of our LOC financing agreement. During 2018, we made principal payments of $3,350 to a related party note holder.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2018, we had financing availability, based on eligible accounts receivable, of approximately $0 under this line. We pay fees based on the length of time that the invoice remains unpaid. We had $35,635 of available to borrow under lines of credit as of December 31, 2018, as detailed below.

During May 2019, we originated a line of credit for a $500,000 with a related party and borrowed $200,000 and have $300,000 available to borrow for working capital.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2018, we had $15,000 available under these financing agreements which mature in July 2022 and January 2023, respectively.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the LOC Agreement) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. At December 31, 2018, we had $20,635 of availability under the LOC Agreement.

We believe the capital resources available under our factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results  of our  operations provide sources to fund our ongoing operations and to support our internal growth. Although we have no assurances, we believe that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months, however, substantial doubt about our ability to continue as a going concern has not been alleviated. If we experiences significant growth in its sales, we belive that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

We plan to evaluate alternatives which may include renegotiating the terms of our notes, seeking conversion of the notes to shares of common stock and seeking funds to repay our notes. We continue to evaluate repayment of our notes payable based on its cash flow.

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

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	62	Chairman of the Board, Chief Executive Officer and President	2003
Donald W. Reeve (1)	72	Director	2013
Andrew Hoyen	48	Director and Chief Operating Officer	2014
James Witzel	66	Chief Financial Officer	2004
________________________

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa is our Chairman, President and Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010, our Chairman of the Board on June 30, 2012, and our Chief Executive Officer on January 21, 2014. He is also chairman of the audit and compensation committees. Mr. Villa was our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses. He provided us with demand notes of $12,000 in 2017 and $70,000 in 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2018. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2018 and 2017, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2018 (together, the Named Executives).

Name and Principal Position	Year	Salary	Option Awards *	Total
James Villa	2018	$215,000	$-	$215,000
Chairman, President and Chief Executive Officer	2017	$215,000	$-	$215,000
Andrew Hoyen	2018	$210,000	$-	$210,000
Chief Operating Officer	2017	$210,000	$12,450	$222,450
James Witzel	2018	$100,000	$-	$100,000
Chief Financial Officer	2017	$150,024	$-	$150,024
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

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	500,000	-	$.04	9/29/2021

Andrew Hoyen	200,000	-	$.04	9/30/2019
	250,000	-	$.02	6/1/2026
	500,000	-	$.04	9/29/2021
	400,000	-	$.04	7/31/2022
	100,000	-	$.04	7/17/2022

James Witzel	25,000		$.16	2/4/2019
	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	210,000	-	$.115	1/20/2024
	100,000	-	$.05	12/30/2024
	40,000	-	$.05	3/2/2025

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending Board and committee meetings.

At December 31, 2018, Donald W. Reeve held exercisable options for:
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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Andrew Hoyen	1,846,734	(3)	6.0%
Donald W. Reeve	2,671,460	(4)	8.6%
James Villa	6,457,588	(5)	18.6%
James Witzel	2,015,406	(6)	6.6%
All Directors and Officers (4 persons) as a group	12,991,188	(2)	32.6%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,545,151	(7)	8.8%

James Leonardo	2,500,000		8.6%
435 Smith Street
Rochester, New York 14608

Allan M. Robbins	12,261,879	(8)	30.4%
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

(3) Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through March 25, 2019; and 1,450,000 shares subject to currently exercisable options.
(4) Includes 1,900,000 shares subject to currently exercisable options.

(5) Includes 4,745,588 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $90,979 through March 25, 2019; and 1,000,000 shares subject to currently exercisable options.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 1,030,000 common shares at December 31, 2018. Since this plan has expired, no more options may be granted.

As of December 31, 2018, an aggregate of 348,000 shares were available under our 2009 stock option plan (the 2009 Plan) for option grants. The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expired in February 2019. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

The following table summarizes, as of December 31, 2018, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	1,030,000	$.10	-
Equity compensation plans not previously approved by security holders (2)	3,652,000	$.06	348,000
Individual option grants that have not been approved by security holders (3)	3,238,000	$.11	-
Total	7,920,000	$.09	348,000
___________________________
(1) Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2018.

(2) Consists of grants under our 2009 Plan of which 2,544,500 are exercisable at December 31, 2018.

(3) Consists of individual option grants approved by the Board of which 2,525,000 are exercisable at December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

On July 12, 2018, we issued an unsecured demand note payable to Northwest Hampton Holdings, LLC (Northwest) in the principal amount of $70,000 with interest at 6% per annum. On June 19, 2017 and July 17, 2017, we issued unsecured demand notes payable to Northwest in the principal amount of $12,000 with interest at 6% per annum. Mr. James Villa, our Chief Executive Officer and President James Villa, is the sole member of Northwest.

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

On September 21, 2017, we entered into an unsecured line of credit financing agreement for $75,000 with Mr. Harry Hoyen, a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The principal balance owed was $70,000 at December 31, 2018. In consideration for providing the financing, Mr. Harry Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023.

We are obligated under a convertible note payable to Northwest. At March 25, 2019, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $89,140 which matures on January 1, 2020 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,708,793 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note.

At March 25, 2019, Mr. James Witzel, our Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $6,288 which matures on January 1, 2021 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total 305,762 shares.

The interest rates on the notes payable to Northwest and Mr. Witzel (collectively, the Notes) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The interest rate was 6.75% at March 25, 2019. The Notes are secured by a security interest in all our assets.

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

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model. On September 30, 2016, the maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, we granted an immediately exercisable option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The note balance was $379,365 at March 25, 2019 with interest at 8.35% payable monthly in arrears.

On February 12, 2015, we issued a note payable to Mr. Andrew Hoyen, our Chief Administrative Officer and Senior Vice President of Business Development, in the principal amount of $25,000 with interest at 7% per annum which matures on March 31, 2019. At the election of the holder, the principal of the note is convertible into shares of our common stock at a conversion price of $.10 per share for a total of 250,000 shares.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2018 and 2017 are as follows:
	2018	2017
Audit fees	$65,500	$75,100

Audit fees for 2018 and 2017 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2018 and 2017.

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the financial statements on page F-1.

Exhibit
No. Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)
10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)

 22

10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.10	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.12	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.13	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.14	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.15	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.16	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (8)
10.17	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (9)
10.18	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (9)
10.19	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (10)
10.20	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (11)
10.21	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (12)
10.22	Promissory Note in favor of the PBGC dated October 17, 2011. (12)
10.23	Modification Agreement to Promissory notes between the Company and Carle C. Conway dated December 31, 2012. (13)
10.24	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (14)
10.25	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013. (15)
10.26	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (14)
10.27	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer dated February 6, 2015. (15) #
10.28	Promissory Note and Security Agreement between the Company and UberScan, LLC dated February 6, 2015. (15)
10.29	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. (15)
10.30	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. (15)
10.31	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (16)
10.32	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (16)
10.33	Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016. (17)
10.34	Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30,2016 (18)
10.35	Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. (18)
10.36	Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (19)
10.37	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (19)
10.38	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (19)
10.39	Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (20)
10.40	Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015 (24)
10.41	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015 (24)
10.42	Amendment to Promissory Note between the Company and Allan Robbins dated November 30, 2016 (24)
10.43	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 8, 2016 (24)
10.44	Modification #1 to Line of Credit Note and Agreement between Harry Hoyen and the Company dated December 28, 2017. (24)
10.45	Stock option agreement between the Company and Harry Hoyen dated December 28, 2017 for 400,000 common shares (24)
10.46	Note Payable Agreement between the Company and Harry A. Hoyen III IRA dated May 7, 2019 (23)
10.47	Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019 (23)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

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
(21) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2017.
(22) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2017.
(23) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2019.
(24) Incorporated by reference to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017.

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

/s/ James Villa
James Villa	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	July 3, 2019

/s/ James Witzel
James Witzel	Chief Financial Officer	July 3, 2019
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	Chief Operating Officer and Director	July 3, 2019

/s/ Donald W. Reeve
Donald W. Reeve	Director	July 3, 2019

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2018
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Infinite Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Rochester, New York
July 3, 2019

INFINITE GROUP, INC. BALANCE SHEETS
	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$29,716	$73,734
Accounts receivable, net of allowances of $22,000 and $30,000 as of December 31, 2018 and 2017, respectively	286,187	479,294
Prepaid expenses and other current assets	2,906	4,325
Total current assets	318,809	557,353

Property and equipment, net	8,627	18,349

Deposits	6,667	6,667
Total assets	$334,103	$582,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$367,536	$864,931
Accrued payroll	218,328	178,065
Accrued interest payable	839,189	773,367
Accrued retirement	244,423	234,886
Accrued expenses - other	87,581	63,109
Current maturities of long-term obligations	686,000	686,000
Current maturities of long-term obligations - related parties	34,350	29,660
Notes payable	332,500	362,500
Notes payable - related parties	102,000	32,000
Total current liabilities	2,911,907	3,224,518

Long-term obligations:
Notes payable:
Other	744,335	737,780
Related parties	677,955	658,635

Total liabilities	4,334,197	4,620,933

Commitments (Note 12)

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 29,061,883 shares	29,061	29,061
Additional paid-in capital	30,593,366	30,591,896
Accumulated deficit	(34,622,521)	(34,659,521)
Total stockholders’ deficiency	(4,000,094)	(4,038,564)
Total liabilities and stockholders’ deficiency	$334,103	$582,369

See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2018	2017
Sales	$6,370,336	$6,386,919
Cost of sales	4,158,408	4,441,225
Gross profit	2,211,928	1,945,694

Costs and expenses:
General and administrative	1,084,260	1,148,870
Selling	917,975	1,194,763
Total costs and expenses	2,002,235	2,343,633

Operating income (loss)	209,693	(397,939)

Other income - (see Note 6 and Note 7)	83,250	569,999

Interest expense:
Related parties	(61,923)	(56,788)
Other	(194,020)	(190,272)
Total interest expense	(255,943)	(247,060)

Net income (loss)	$37,000	$(75,000)

Net income (loss) per share – basic and diluted	$.00	$.00

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883

See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2018 and 2017
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	29,061,883	$29,061	$30,562,618	$(34,584,521)	$(3,992,842)

Stock based compensation	0	0	15,238	0	15,238
Stock options issued as loan fees	0	0	14,040	0	14,040
Net loss	0	0	0	(75,000)	(75,000)

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	$ (4,038,564)

Stock based compensation	0	0	1,470	0	1,470
Net income	0	0	0	37,000	37,000

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)
See notes to financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$37,000	$(75,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	1,470	29,278
Depreciation and amortization	24,183	142,212
Bad debt recovery	(8,000)	(40,000)
Gain on settlement of debt	(83,250)	(569,999)
(Increase) decrease in assets:
Accounts receivable	201,107	(195,817)
Prepaid expenses and other assets	1,419	14,069
Increase (decrease) in liabilities:
Accounts payable	(497,395)	518,230
Accrued expenses	183,807	41,896
Accrued retirement	9,537	9,166
Net cash used in operating activities	(130,122)	(125,965)

Cash flows from investing activities:
Purchases of property and equipment	(546)	(5,608)
Net cash used in investing activities	(546)	(5,608)

Cash flows from financing activities:
Repayments of notes payable	0	(5,779)
Proceeds from notes payable - related parties	90,000	172,000
Repayments of notes payable - related parties	(3,350)	(3,350)
Net cash provided by financing activities	86,650	162,871

Net (decrease) increase in cash	(44,018)	31,298

Cash - beginning of year	73,734	42,436

Cash - end of year	$29,716	$73,734

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$121,522	$122,543

Income taxes	$0	$0
See notes to financial statements.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are cybersecurity and VMWare support services. There were no significant sales from customers in foreign countries during 2018 and 2017. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating income of $209,693 in 2018 and operating loss of $397,939 in 2017, net income of $37,000 in 2018 and a net loss of $75,000 in 2017, and stockholders’ deficiencies of $4,000,094 and $4,038,564 at December 31, 2018 and 2017, respectively. Accordingly, due to current working capital deficiencies, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s mission is to drive shareholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

The Company brought one product to market and intends to bring other proprietary products and solutions to market through a channel of partners and distributors. The products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on Small and Medium-Sized Enterprises (SMEs). The Company enables its partners by providing recurring revenue-based business models that use its automated plug and play solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. The Company’s ability to succeed depends on how successful it is in differentiating itself in the market at a time when competition in these markets is on the rise. The Company works with its partner, Webroot, to increase its base of channel partners and to increase sales of Webroot’s cloud-based endpoint security solution, with the objective of growing its recurring revenue model.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

During 2018, the Company borrowed $90,000 ($32,000 in 2017) from related parties under the terms of demand notes.

During 2017, the Company originated lines of credit with related parties totaling $175,000 and borrowed $140,000. At December 31, 2018, the Company had approximately $15,000 available under these financing agreements.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The Company plans to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of its notes payable based on its cash flow.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $22,000 for doubtful accounts was reasonably stated at December 31, 2018 ($30,000 – 2017).

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

Loan Origination Fees - The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement which is shown as a reduction of the debt.

Sale of Certain Accounts Receivable - The Company has available a financing line with a financial institution (the Purchaser). In connection with this line of credit, the Company adopted FASB ASC 860 “Transfers and Servicing”. FASB ASC 860 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has a factoring line with the Purchaser which enables the Company to sell selected accounts receivable invoices to the Purchaser with full recourse against the Company.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 9.1% at December 31, 2018) against the average daily outstanding balance of funds advanced.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2018, the Company sold approximately $5,181,140 ($4,611,000 - 2017) of its accounts receivable to the Purchaser.  As of December 31, 2018, $363,213 ($4,486 - 2017) of these receivables remained outstanding.  Additionally, as of December 31, 2018, the Company had no availability under the financing line with the financial institution ($376,000 - 2017).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $36,213 at December 31, 2018 ($449 - 2017) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $53,600 for the year ended December 31, 2018 ($47,600 - 2017). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2018 and 2017.

Revenue Recognition – Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach and applied the guidance to those contracts which were not completed as of January 1, 2018. Adoption of Topic 606 did not impact the timing of revenue recognition in the Company’s financial statements for the current or prior periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts.

The Company’s revenues are generated under both time and material and fixed price agreements.  Managed Support services revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided.  Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs.  Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients. These agreements are arrangements for monthly or weekly support services. Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order.  Based on historical experience, the Company believes that collection is reasonably assured.

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

   The Company’s total revenue recognized from contracts with customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at December 31, 2018 or 2017 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2018	2017
Managed support services	$4,922,061	$4,991,796
Cybersecurity projects and software	1,177,769	1,198,351
Other IT consulting services	270,506	196,772
Total sales	$6,370,336	$6,386,919

Managed support services

Managed support services consist of revenue primarily from our subcontracts for services to its end clients, principally a major establishment of the U.S. Government for which the Company manages one of the nation’s largest physical and virtual Microsoft Windows environments.

● Revenues are generated primarily from these subcontracts through fixed price service and support agreements.  Revenues are earned and billed weekly and are generally paid within 45 days. Revenues are recognized at time of service.

Cyber security projects and software

Cyber security projects and software revenue includes the selling of licenses of Nodeware™ and third-party software, principally Webroot™ as well as performing cybersecurity assessments and testing.

● Nodeware™ and Webroot™ software offerings consist of fees generated from the use of the respective software by customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements.  Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenues related to the term associated with our software licenses is recognized ratably over the contractual period.

● Certain customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at the Company’s standalone selling price.

● Cybersecurity assessments and testing services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied.  If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are based on an allocation of the transaction price to each performance obligation or based on a relative standalone selling price of the products sold.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

● In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is recognized.

Other IT consulting services

Other IT consulting services consists of services such as project management and general IT consulting services.

● Revenue is generated via fixed price service agreements.  These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients.  Revenues are recognized at time of service.

Based on historical experience, the Company believes that collection is reasonably assured.

During 2018, sales to one client, including sales under subcontracts for services to several entities, accounted for 69.5% of total sales (69.6% - 2017) and 10.5% of accounts receivable at December 31, 2018 (67.5% - 2017).

Sales and Cost of Sales - The Company designates certain sales of third party software and project credits as agent sales where the Company does not have the performance obligation to deliver the software or credits to the end user. Accordingly, cost of sales is recorded as a reduction of sales and only the gross profit is included in sales in the accompanying statements of operations. For the years ended December 31, 2018 and 2017, the Company designated agent sales of $488,314 and $1,216,360, respectively. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheets.

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2014 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. In accordance with generally accepted accounting principles, the Company has accounted for the impact of the provisions in the Tax Act during the years ended December 31, 2018 and 2017.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$37,000	$(75,000)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding	29,061,883	29,061,883
Basic and diluted net income (loss) per share	$.00	$.00

Anti-dilutive shares excluded from net income (loss) per share	28,952,076	28,559,924

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Equity Investments - The Company accounts for investments in equity securities of other entities under the cost method of accounting if investments in voting equity interests of the investee are less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting. There are no material equity investments as of December 31, 2018 or 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 (as amended by ASU’s 2018-01, 10, 11, and 20) amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new leasing standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company). Early adoption is permitted. The original guidance required application on a modified retrospective basis to the earliest period presented. ASU 2018-11, Targeted Improvements to ASC 842, includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The Company adopted the new standard on the effective date applying the new transition method allowed under ASU 2018-11 and will add approximately $266,000 to long-term assets, $69,000 to short-term liabilities and $197,000 to long-term liabilities.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

		December 31,
	Depreciable Lives	2018	2017
Software	3 years	$34,934	$34,934
Equipment	3 to 10 years	129,774	129,229
Furniture and fixtures	5 to 7 years	17,735	17,735
		182,443	181,898
Accumulated depreciation		(173,816)	(163,549)
		$8,627	$18,349

Depreciation expense was $10,267 and $13,338 for the years ended December 31, 2018 and 2017, respectively.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. - LOAN FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) an immediately exercisable option to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model, which was fully expensed through December 31, 2017. On September 30, 2016, the note maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model, which is being amortized ratably over the period January 1, 2018 through December 31, 2019.

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

The unamortized deferred financing costs are recorded as a reduction of the principal owed and are expensed over the life of the debt or the extension period. At December 31, 2018, the Company has deferred financing costs of $52,220 less accumulated amortization expenses of $25,195 with a net carrying value of $27,025 ($40,940 - 2017). These amounts are shown as a reduction to the debt. See Note 7.

NOTE 6. - NOTES PAYABLE – CURRENT

Notes payable consist of:
	December 31,
	2018	2017
Note payable, 10%, unsecured (A)	$0	$30,000
Demand note payable, 10%, secured by software (B)	12,500	12,500
Demand note payable to former director, 10%, unsecured	30,000	30,000
Convertible demand note payable to former director, 12%, unsecured (C)	40,000	40,000
Convertible notes payable, 6% (D)	150,000	150,000
Convertible term note payable, 7%, secured (E)	100,000	100,000
	$332,500	$362,500

(A)
Note payable, 10%, unsecured - At December 31, 2018, the  Company concluded that they have been legally released from a liability. Accordingly, a gain on settlement of debt in the amount of $83,250 has been recorded, representing the $30,000 principal balance, as well as $53,250 of accrued interest.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(B)
Demand note payable, 10%, secured by software - During 2015, the Company issued a note in connection with the purchase of software, which note matured on June 30, 2016.

(C)
Convertible demand note payable to former director, 12%, unsecured - At December 31, 2018 and 2017, the Company was obligated for $40,000 with interest at 12%. The note is unsecured and principal is convertible at the option of the holder into shares of common stock at $.11 per share.

(D)
Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2018, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2017). The principal is unsecured and convertible at the option of the holders into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2018 (6.0% - 2017). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

(E)
Convertible term note payable, 7%, secured, maturity date of October 4, 2016 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

Notes payable - related parties consist of:

	December 31,
	2018	2017
Demand notes payable to officer and director, 6%, unsecured	$82,000	$12,000
Demand note payable to director, 6%, unsecured	20,000	20,000
	$102,000	$32,000

NOTE 7. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:

	December 31,
	2018	2017
2016 note payable, 6%, unsecured, due December 31, 2021	$500,000	$500,000
Convertible note payable, 6%, due January 1, 2020	264,000	264,000
Note payable, 10%, secured, due January 1, 2018	265,000	265,000
Convertible term note payable,12%, secured, due August 31, 2018	175,000	175,000
Term note payable - PBGC, 6%, secured	246,000	246,000
	1,450,000	1,450,000
Less deferred financing costs	19,665	26,220
	1,430,335	1,423,780
Less current maturities	686,000	686,000
	$744,335	$737,780

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. As of December 31, 2018, the balance was $480,335 (2017 - $473,780) which is principal of $500,000 less deferred financing costs. The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

Convertible note payable, 6%, due January 1, 2020 - This note has the same terms as item (C) of Note 6 except it matures on January 1, 2020.

Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. These borrowings bear interest at 10% and were due, as modified on January 1, 2018. This note has not been further extended. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

Convertible term note payable, 12%, secured, due August 31, 2018 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and was due, as modified on August 31, 2018 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.  This note has not been further modifited or extended.

Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with of the Settlement Agreement dated September 6, 2011 (the “Settlement Agreement”), the Company issued a secured promissory note in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) for $300,000 bearing interest at 6% per annum due in scheduled quarterly payments over a seven-year period with a balloon payment of $219,000 due on September 15, 2018.  This note has not been further modified or extended.

Obligation to PBGC based on free cash flow - On October 17, 2011, in accordance with the Settlement Agreement with the PBGC related to the termination of a defined benefit retirement plan of a former subsidiary of the Company, the Company became obligated to make annual future payments to the PBGC through December 31, 2017 equal to a portion of the Company’s “Free Cash Flow” as defined in the Settlement Agreement, not to exceed $569,999. The annual obligation was contingent upon the Company earning free cash flow in excess of defined amounts. No amounts have been owed or paid on this obligation as of December 31, 2017. At December 31, 2017, the Company had no further obligation to make payments. Accordingly, the Company wrote off the balance and recorded other income of $569,999.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2018	2017
Convertible notes payable, 6%	$155,300	$155,300
Note payable, $400,000 line of credit, 8.35%, unsecured	379,365	382,715
Convertible note payable, 7%, due March 31, 2018	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured	70,000	50,000
	719,665	703,015
Less deferred financing costs	7,360	14,720
	712,305	688,295
Less current maturities	34,350	29,660
	$677,955	$658,635

Convertible notes payable, 6% - The Company has various notes payable to related parties totaling $155,300 of which $146,300 matures on January 1, 2020 and $9,000 matures on January 1, 2021. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.0% at December 31, 2018. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2019 was 6.75%.

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

The Notes are convertible into shares of common stock subject to the following limitations: The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however, if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Note payable, $400,000 line of credit, 8.35%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit. Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 8.35% at December 31, 2018). Principal and interest are due monthly using an amortization schedule that requires principal payments of $8,000 annually and a balloon payment of the remaining balance at maturity. The balance of the note payable was $372,005 at December 31, 2018 ($367,995 - 2017) consisting of principal due of $379,365 ($382,715 - 2017) offset by deferred financing costs of $7,360 ($14,720 – 2017).

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Convertible note payable, 7%, due March 31, 2018 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share. This note has not been further modified or extended.

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

Long-Term Obligations

As of December 31, 2018, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:
	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2019	$719,710	$0	$719,710
2019	8,000	7,360	640
2020	772,955	0	772,955
2021	599,000	19,665	579,335
2022	0	0	0
2023	70,000	0	70,000
Total long-term obligations	$2,169,665	$27,025	$2,142,640

NOTE 8. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2018, and 2017, there were no preferred shares issued or outstanding.

Common Stock - On March 14, 2016, as payment of a fee under the 2016 Note Payable, the Company issued 2,500,000 shares of its common stock valued at $.015 per share or $37,500. The value is based upon the closing bid quotation of common stock on the OTC Bulletin Board on the date of the agreement.

2005 Plan - The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 1,030,000 common shares at December 31, 2018 (1,146,000 - 2017).

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares of which 348,000 common shares are available for grant at December 31, 2018 (578,000 - 2017). Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. - STOCK OPTION PLANS AND AGREEMENTS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with consultants and a member of the Board of which options for an aggregate of 1,438,000 common shares are outstanding at December 31, 2018 with an average exercise price of $.20 per share. At December 31, 2018, options for 500,000 shares are vested and options for 938,000 shares vest based on board authorization. Options for 938,000 shares were forfeited unvested in January 2019.

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

The following assumptions were used for the years ended December 31, 2018 and 2017.

	2018	2017
Risk free interest rate	2.86% to 2.95%	1.50% to 2.00%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.75 years	2.61 to 3.00 years

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2018 and 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,583,000	$.12
Granted	1,080,000	$.04
Expired	(169,500)	$.41
Forfeited	(1,462,500)	$.15
Outstanding at December 31, 2017	8,031,000	$.10
Granted	300,000	$.02
Expired	(411,000)	$.26
Outstanding at December 31, 2018	7,920,000	$.09	3.3 years	$0

Vested or expected to vest and exercisable at December 31, 2018	6,982,000	$.07	3.7 years	$0

At December 31, 2018, there was approximately $7,300 of total unrecognized compensation cost related to outstanding non-vested options, which excludes non-vested options for which the option expense cannot be presently quantified. This cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2018 was approximately $1,000.

The weighted average fair value of options granted was $.01 and $.03 per share for the years ended December 31, 2018 and 2017, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 10. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2018	2017
Deferred:
Federal	$158,000	$1,218,000
State	170,000	(60,000)
	328,000	1,158,000
Change in valuation allowance	(328,000)	(1,158,000)
	$0	$0

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $7,600,000 ($8,200,000 - 2017) and various state net operating loss carryforwards of approximately $3,400,000 ($3,300,000 - 2017) which expire from 2019 through 2038.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2018, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit plan expenses in the amount of approximately $1,998,000 ($2,326,000 - 2017), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,707,000	$1,957,000
Defined benefit pension liability	60,000	69,000
Reserves and accrued expenses payable	231,000	300,000
Gross deferred tax asset	1,998,000	2,326,000
Deferred tax asset valuation allowance	(1,998,000)	(2,326,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2018	2017
Statutory U.S. federal tax rate	21.0%	34.0%

Change in valuation allowance	(886.4)	1,543.7
Net operating loss carryforward expiration	315.0	0.0
State taxes	458.4	80.2
Revaluation of deferred taxes for Federal rate change	0.0	(1,647.8)
Expired stock-based compensation	7.6	(3.2)
Note receivable reserve	77.7	0.0
Other permanent non-deductible items	6.7	(6.9)
Effective income tax rate	0.0%	0.0%

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

INFINITE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $244,423 and $234,886, as of December 31, 2018 and 2017, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2018, 401(k) employee contribution limits are $18,500 plus a catch-up contribution for those over age 50 of $6,000. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2018 or 2017.

NOTE 12. - COMMITMENTS

Lease Commitments - Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

NOTE 13. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $148,703 at December 31, 2018 ($104,862 - 2017).

NOTE 14. - SUBSEQUENT EVENT

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