Form 10-Q
period 2019-03-31
INFINITE GROUP INC
filed 2019-07-03
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2019

Commission file number: 0-21816
_________________________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________
175 Sully’s Trail, Suite 202
Pittsford, New York 14534
(585) 385-0610
A Delaware Corporation

IRS Employer Identification Number: 52-1490422
_________________________________________

Securities registered pursuant to Section 12(b) of the Act

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

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2019 (Unaudited) and December 31, 2018	3

Statements of Operations (Unaudited) for the three months ended March 31, 2019 and 2018	4
Statements of Stockholders’ Deficiency (Unaudited) for the three months ended March 31, 2019 and 2018	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018	6
Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6. Exhibits	15

SIGNATURES	15

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	March 31,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current assets:
Cash	$12,503	$29,716
Accounts receivable, net of allowances of $22,000	390,786	286,187
Prepaid expenses and other current assets	11,861	2,906
Total current assets	415,150	318,809
Right of Use Asset – Lease, net	248,612	0
Property and equipment, net	7,305	8,627
Deposits	6,667	6,667
Total assets	$677,734	$334,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$286,529	$367,536
Accrued payroll	275,278	218,328
Accrued interest payable	865,222	839,189
Accrued retirement	246,867	244,423
Accrued expenses - other	140,903	87,581
Operating Lease liability - Short-term	70,196	0
Current maturities of long-term obligations	950,000	686,000
Current maturities of long-term obligations - related parties	543,135	34,350
Notes payable	332,500	332,500
Notes payable - related parties	102,000	102,000
Total current liabilities	3,812,630	2,911,907

Long-term obligations:
Notes payable:
Other	481,974	744,335
Related parties	169,000	677,955
Total notes payable	650,974	1,422,290

Operating Lease liability - Long-term	178,928	0
Total liabilities	4,642,532	4,334,197

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,593,626	30,593,366
Accumulated deficit	(34,587,485)	(34,622,521)
Total stockholders’ deficiency	(3,964,798)	(4,000,094)
Total liabilities and stockholders’ deficiency	$677,734	$334,103

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2019	2018

Sales	$1,687,794	$1,594,518
Cost of sales	1,057,170	1,079,154
Gross profit	630,624	515,364

Costs and expenses:
General and administrative	277,605	299,486
Selling	253,306	241,198
Total costs and expenses	530,911	540,684

Operating income (loss)	99,713	(25,320)

Interest expense:
Related parties	(16,638)	(14,371)
Other	(48,039)	(47,309)
Total interest expense	(64,677)	(61,680)

Net income (loss)	$35,036	$(87,000)

Net loss per share – basic and diluted	$.00	$.00

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883

  See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2019 and 2018

Three Months Ended March 31, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

  Three Months Ended March 31, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	$(4,038,564)

Net loss	0	0	0	(87,000)	(87,000)

Balance - March 31, 2018	29,061,883	$29,061	$30,591,896	$(34,746,521)	$(4,125,564)

  See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$35,036	$(87,000)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Stock based compensation	260	0
Depreciation and amortization	5,313	6,488
Allowance for bad debts	-	(4,000)
(Increase) decrease in assets:
Accounts receivable	(104,599)	214,684
Prepaid expenses and other assets	(8,955)	(9,232)
Increase (decrease) in liabilities:
Accounts payable	(81,007)	(356,577)
Accrued expenses	136,305	157,239
Accrued retirement	2,444	2,349
Net cash used by operating activities	(15,203)	(76,049)

Cash flows from financing activities:
Proceeds from notes payable - related party	0	20,000
Repayments of notes payable - related party	(2,010)	(670)

Net cash (used) provided by financing activities	(2,010)	19,330

Net decrease in cash	(17,213)	(56,719)

Cash - beginning of period	29,716	73,734

Cash - end of period	$12,503	$17,015

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$35,490	$28,214

  See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2018 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019.

Note 2. Management Plans - Capital Resources

The Company reported net income of $35,036 and a net loss of $87,000 for the three months ended March 31, 2019 and 2018, respectively, and stockholders’ deficiencies of $3,964,798 and $4,000,094 at March 31, 2019 and December 31, 2018, respectively. Current maturities of long-term obligations were approximately $1,490,000 and $720,000 at March 31, 2019 and December 31, 2018, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

              Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2018 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2019 or 2018 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended March 31,
	2019	2018
Managed support services	$1,228,747	$1,270,182
Cybersecurity projects and software	310,608	283,056
Other IT consulting services	148,439	41,280
Total sales	$1,687,794	$1,594,518

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

During the three months ended March 31, 2019, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.0% of total sales (69.9% - 2018) and 29.5% of accounts receivable at March 31, 2019 (10.5% - December 31, 2018).

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. A summary of the impact to the Balance Sheet on January 1, 2019 and the balances as of March 31, 2019 is as follows:

	December 31, 2018	Effect of Change	January 1, 2019	March 31, 2019
Right of Use Asset – Lease, net	$0	$265,825	$265,825	$248,612
Operating Lease liability – Short-term	$0	$68,848	$68,848	$70,196
Operating Lease liability – Long-term	$0	$196,977	$196,977	$178,928

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 9.1% at March 31, 2019) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2019, the Company sold approximately $1,082,000 ($1,526,000 - March 31, 2018) of its accounts receivable to the Purchaser. As of March 31, 2019, approximately $286,000 ($363,000 - December 31, 2018) of these receivables remained outstanding. Additionally, as of March 31, 2019, the Company had approximately $94,000 available under the financing line with the financial institution ($0 - December 31, 2018). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $28,600, at March 31, 2019 ($36,213 - December 31, 2018), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $13,782 for the three months ended March 31, 2019 ($12,576 - March 31, 2018). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended:

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$35,036	$(87,000)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding	29,061,883	29,061,883
Basic and diluted net income (loss) per share	$.00	$.00

Anti-dilutive shares excluded from net income (loss) per share calculation	28,123,143	28,402,990

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 7,265,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 50,000 options were granted for the three months ended March 31, 2019. No options were granted for the three months ended March 31, 2018. The following assumptions were used for the three months ended March 31, 2019.

Risk-free interest rate	1.50%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.50 years

The Company recorded expense for options issued to employees and independent service providers of $260 and $0 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, there was no unrecognized compensation cost related to non-vested options. No options vested during the three months ended March 31, 2019.

A summary of all stock option activity for the three months ended March 31, 2019 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,920,000	$.09
Granted	50,000.05
Forfeited	(938,000)	.23
Expired	(65,000)	.18
Outstanding at March 31, 2019	6,967,000	$.07	3.5 years	$2,000

At March 31, 2019 - vested or
expected to vest and exercisable	6,942,000	$.06	3.5 years	$2,000

Note 7. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $157,626 at March 31, 2019 ($148,703 - December 31, 2018).

Note 8. Subsequent Event

Subsequent to March 31, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 which remains outstanding. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 or a total expense of $14,250.

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

●
developed and brought to market our automated vulnerability management solution through our OEM business, Nodeware™, which we sell through distribution and channel partners. We are also a master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

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

Our cybersecurity business is comprised of three components: managed security services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they already provide.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table compares our statements of operations data for the three months ended March 31, 2019 and 2018. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$1,687,794	100.0%	$1,594,518	100.0%	$93,276	5.8%
Cost of sales	1,057,170	62.6	1,079,154	67.7	(21,984)	(2.0)
Gross profit	630,624	37.4	515,364	32.3	115,260	22.4
General and administrative	277,605	16.4	299,486	18.8	(21,881)	(7.3)
Selling	253,306	15.0	241,198	15.1	12,108	5.0
Total costs and expenses	530,911	31.4	540,684	33.9	(9,773)	(1.7)
Operating income (loss)	99,713	5.9	(25,320)	(1.6)	125,033	493.8
Interest expense	(64,677)	(3.8)	(61,680)	(3.9)	2,997	4.9
Net income (loss)	$35,036	2.1%	$(87,000)	(5.5)%	$122,036	140.3%

Net income (loss) per share - basic and diluted	$.00		$.00		$.00

Sales

Our managed support service sales comprised approximately 73% of our sales in 2019 and approximately 75% in 2018. Our cybersecurity projects and software sales, primarily to SMEs, were approximately 18% of our total sales as compared to approximately 17% for 2018.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 15% from 2018 to 2019 was offset in part by sales growth of approximately 10% from our cybersecurity projects and software business during the three months ended March 31, 2019 as compared to 2018. Our goal is to expand our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We also hope to grow our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We terminated multiple support personnel in the last year. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $115,260 primarily due to improved sales and better cost containment of salaries as noted.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased due primarily to less professional fees for legal and accounting services.

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople in late 2018 to sell our cybersecurity services and software as well as a Marketing manager to enhance the Company’s marketing activities.

Operating Income (loss)

The increase in our operating income from the previous year’s operating loss is principally attributable to an improved gross margin and decreases in other expenses for the three months ended March 31, 2019 as compared to 2018.

Interest Expense

The increase in interest expense is principally attributable to the increase in interest rates over the last year.

Net Income (loss)

The increase is attributable to the items discussed above for the three months ended March 31, 2019 as compared to 2018.

Liquidity and Capital Resources

At March 31, 2019, we had cash of $12,503 available for working capital needs and planned capital asset expenditures. During 2019, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2019, we had financing availability, based on eligible accounts receivable, of approximately $94,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with three related parties in previous years. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2019, we had approximately $38,000 of availability under the LOC Agreements.

At March 31, 2019, we had a working capital deficit of $3,409,000 and a current ratio of .11.

At March 31, 2019, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have current maturities of long-term obligations to third parties of $264,000 due on January 1, 2020. We also have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018, which the due date has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended and $175,000 due on August 31, 2018. Previously, we have extended certain notes totaling $440,000 with certain lenders.

We also have current maturities of our long-term debt to related parties in the amount of approximately $524,000 due on January 1, 2020.

We have a note payable of $25,000 due to our Chief Operating Officer which matured on March 31, 2018 and a note payable of $20,000 to a related party which matured on December 31, 2017. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives.

On July 12, 2018, we borrowed $70,000 from an officer of the Company under the terms of an unsecured demand promissory note with interest at 6%. The balance of this note is $82,000 at March 31, 2019.

We borrowed $20,000 from the unsecured line of credit financing agreement with a related party during the first quarter of 2018. The LOC Agreement was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at March 31, 2019.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have long-term obligations to third parties of $500,000 due on December 31, 2021. We have a long-term obligation of $9,000 to a related party due January 1, 2021.

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at March 31, 2019.
The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash used by operating activities	$(15,203)	$(76,049)
Net cash used by investing activities	0	0
Net cash (used) provided by financing activities	(2,010)	19,330
Net decrease in cash	$(17,213)	$(56,719)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net income of $35,036 for 2019 was offset in part by non-cash expenses and credits of $5,573. In addition, a increase in accounts receivable and other assets of $113,554, an increase in accrued payroll and other expenses payable of $138,749 was offset by decreases in accounts payable of $81,007 resulting in a use of funds of $15,203.

We are marketing Webroot and Nodeware to our IT channel partners who resell to their customers. We have grown our sales team to sell our various cybersecurity services and products including Nodeware and Webroot. We are making investments in expanding our virtualization sales of projects and VMware licenses to commercial and SLED customers. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities
No cash was used by investing activities during the three months ended March 31, 2019. We expect to continue to invest in computer hardware and software to update our technology to support our business.

Cash Flows (Used) Provided by Financing Activities

Cash used by financing activities was $2,010 for the three months ended March 31, 2019 consisted of principal repayments to a related party.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2019, we had financing availability, based on eligible accounts receivable, of approximately $94,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

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