Form 10-Q
period 2019-06-30
INFINITE GROUP INC
filed 2019-08-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2019.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – June 30, 2019 (Unaudited) and December 31, 2018	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018	4

Statements of Changes in Stockholders’ Deficiency (Unaudited) for the three and six months ended June 30, 2019 and 2018	5

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	6

Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	June 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current assets:
Cash	$20,296	$29,716
Accounts receivable, net of allowances of $22,000	537,980	286,187
Prepaid expenses and other current assets	29,636	2,906
Total current assets	587,912	318,809
Right of Use Asset – Lease, net	231,147	0
Property and equipment, net	6,161	8,627
Deposits	6,937	6,667
Total assets	$832,157	$334,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$284,016	$367,536
Accrued payroll	202,536	218,328
Accrued interest payable	893,341	839,189
Accrued retirement	249,336	244,423
Accrued expenses - other	180,257	87,581
Operating lease liability - short-term	71,565	0
Current maturities of long-term obligations	950,000	686,000
Current maturities of long-term obligations - related parties	540,342	34,350
Notes payable	332,500	332,500
Notes payable - related parties	102,000	102,000
Total current liabilities	3,805,893	2,911,907

Long-term obligations:
Notes payable:
Other	483,066	744,335
Related parties	369,000	677,955
Total liabilities	852,066	1,422,290

Operating lease liability - long-term	160,607	0
Total liabilities	4,818,566	4,334,197

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,607,876	30,593,366
Accumulated deficit	(34,623,346)	(34,622,521)
Total stockholders’ deficiency	(3,986,409)	(4,000,094)
Total liabilities and stockholders’ deficiency	$832,157	$334,103

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$1,778,648	$1,501,702	$3,466,442	$3,096,220
Cost of sales	1,132,040	979,197	2,189,210	2,058,351
Gross profit	646,608	522,505	1,277,232	1,037,869

Costs and expenses:
General and administrative	346,403	287,849	624,008	587,334
Selling	257,354	213,110	510,659	454,309
Total costs and expenses	603,757	500,959	1,134,667	1,041,643

Operating income (loss)	42,851	21,546	142,565	(3,774)

Interest expense:
Related parties	(32,131)	(14,604)	(48,770)	(28,975)
Other	(46,581)	(49,942)	(94,620)	(97,251)
Total interest expense	(78,712)	(64,546)	(143,390)	(126,226)

Net loss	$(35,861)	$(43,000)	$(825)	$(130,000)

Net loss per share – basic and diluted	$.00	$.00	$.00	$.00

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

Three and Six Months Ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

Stock based compensation	0	0	14,250	0	14,250
Net loss	0	0	0	(35,861)	(35,861)

Balance - June 30, 2019	29,061,883	$29,061	$30,607,876	$(34,623,346)	$(3,986,409)

Three and Six Months Ended June 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	$(4,038,564)

Net loss	0	0	0	(87,000)	(87,000)

Balance - March 31, 2018	29,061,883	$29,061	$30,591,896	$(34,746,521)	$(4,125,564)

Net loss	0	0	0	(43,000)	(43,000)

Balance – June 30, 2018	29,061,883	$29,061	$30,591,896	$(34,789,521)	$(4,168,564)

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(825)	$(130,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation and loan fees	14,510	0
Depreciation and amortization	9,289	12,976
Bad debt recovery	0	(4,000)
(Increase) decrease in assets:
Accounts receivable	(251,793)	350,817
Prepaid expenses and other assets	(27,000)	(8,728)
Increase (decrease) in liabilities:
Accounts payable	(83,521)	(406,682)
Accrued expenses	131,037	92,278
Accrued retirement	4,913	4,721
Net cash used by operating activities	(203,390)	(88,618)

Cash flows from financing activities:
Proceeds from issuance of notes payable - related party	200,000	20,000
Repayments of notes payable - related party	(6,030)	(670)
Net cash provided by financing activities	193,970	19,330

Net decrease in cash	(9,420)	(69,288)

Cash - beginning of period	29,716	73,734

Cash - end of period	$20,296	$4,446

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$68,529	$57,088

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2018 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $825 and $130,000 for the six months ended June 30, 2019 and 2018, respectively, and stockholders’ deficiencies of $3,986,409 and $4,000,094 at June 30, 2019 and December 31, 2018, respectively. Current maturities of long-term obligations were approximately $1,490,000 and $720,000 at June 30, 2019 and December 31, 2018, respectively. We have a working capital deficiency of approximately $3,218,000 and $2,593,000 at June 30, 2019 and December 31, 2018, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity Projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2019 or 2018 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Managed support services	$1,265,253	$1,163,188	$2,494,000	$2,433,370
Cybersecurity projects and software	372,245	287,256	682,853	570,312
Other IT consulting services	141,150	51,258	289,589	92,538
Total sales	$1,778,648	$1,501,702	$3,466,442	$3,096,330

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

During the six months ended June 30, 2019, sales to one client, including sales under subcontracts for services to several entities, accounted for 63.6% of total sales (71.9% - 2018) and 21.3% of accounts receivable at June 30, 2019 (10.5% - December 31, 2018).

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. A summary of the impact to the Balance Sheet on January 1, 2019 and the balances as of June 30, 2019 for this asset is as follows:

	December 31, 2018	Effect of Change	January 1, 2019	June 30, 2019
Right of use asset – lease, net	0	265,825	265,825	231,147
Operating lease liability – short-term	0	68,848	68,848	71,565
Operating lease liability – long-term	0	196,977	196,977	160,607

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 9.10% at June 30, 2019) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2019, the Company sold approximately $2,292,000 ($2,814,000 - June 30, 2018) of its accounts receivable to the Purchaser. As of June 30, 2019, approximately $390,600 ($363,000 - December 31, 2018) of these receivables remained outstanding. Additionally, as of June 30, 2019, the Company had approximately $109,000 available under the financing line with the financial institution ($0 - December 31, 2018). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $39,000, at June 30, 2019 ($36,000 - December 31, 2018), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $26,366 for the six months ended June 30, 2019 ($27,577 - June 30, 2018). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted net loss per share:
Net loss	$(35,861)	$(43,000)	$(825)	$(130,000)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	29,061,883	29,061,883	29,061,883
Basic and diluted net loss per share	$.00	$.00	$.00	$.00
Anti-dilutive shares excluded from net loss share calculation	30,738,588	28,503,428	30,738,588	28,503,428

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 6. Notes Payable - Related Parties

On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 which remains outstanding. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 9,755,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options for 2,550,000 shares were granted for the six months ended June 30, 2019. No options were granted for the six months ended June 30, 2018.The following assumptions were used for the six months ended June 30, 2019.

Risk-free interest rate	2.17%-2.55%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	3.0 – 3.9 years

The Company recorded expense for options issued to employees of $260 and related-party loan financing consideration of $14,250 for the six months ended June 30, 2019 and $0 for the six months ended June 30,2018.

At June 30, 2019, there was $0 of total unrecognized compensation cost related to non-vested options. No options vested during the six months ended June 30, 2019.

A summary of all stock option activity for the six months ended June 30, 2019 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,920,000	$.09
Granted	2,550,000.02
Forfeited	(938,000)	.23
Expired	(75,000)	.17
Outstanding at June 30, 2019	9,457,000	$.05	4.3 years	$3,100

At June 30, 2019 - vested or
expected to vest	9,457,000	$.05	4.3 years	$3,100
Exercisable	9,432,000	$.05	4.3 years	$3,100

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $168,008 at June 30, 2019 ($148,703 - December 31, 2018).

Note 9. Subsequent Event

Subsequent to June 30, 2019, the Company paid down current debt to a related party in the amount of approximately $45,900.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following tables compares our statements of operations data for the three and six months ended June 30, 2019 and 2018. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$1,778,648	100.0%	$1,501,702	100.0%	$276,946	18.4%
Cost of sales	1,132,040	63.6	979,197	65.2	152,843	15.6
Gross profit	646,608	36.4	522,505	34.8	124,103	23.8
General and administrative	346,403	19.5	287,849	19.2	58,554	20.3
Selling	257,354	14.5	213,110	14.2	44,244	20.8
Total costs and expenses	603,757	33.9	500,959	33.4	102,798	20.5
Operating income	42,851	2.4	21,546	(1.4)	21,305	(98.9)
Interest expense	(78,712)	(4.4)	(64,546)	(4.3)	(14,166)	21.9
Net loss	$(35,861)	(2.0)%	$(43,000)	(2.9)%	$7,141	(16.6)%

Net loss per share - basic and diluted	$.00		$.00		$.00

	Six Months Ended June 30,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$3,466,442	100.0%	$3,096,220	100.0%	$370,222	12.0%
Cost of sales	2,189,210	63.2	2,058,351	66.5	130,859	6.4
Gross profit	1,277,232	36.8	1,037,869	33.5	239,363	23.1
General and administrative	624,008	18.0	587,334	19.0	36,674	6.2
Selling	510,659	14.7	454,309	14.7	56,350	12.4
Total costs and expenses	1,134,667	32.7	1,041,643	33.7	93,024	8.9
Operating income (loss)	142,535	4.1	(3,774)	(0.1)	146,339	3,877.6
Interest expense	(143,390)	(4.1)	(126,226)	(4.1)	17,164	13.6
Net loss	$(825)	(0.0)%	$(130,000)	(4.2)%	$129,175	(99.4)%

Net loss per share - basic and diluted	$.00		$.00		$.00

Sales

Our managed service and virtualization project and software license sales comprised approximately 72% of our sales in 2019 and approximately 79% in 2018. Our 2019 cybersecurity projects and software sales to SMEs, were approximately 20% of our total sales as compared to approximately 18% for 2018.

Sales of virtualization subcontract projects have increased during the most recent nine months. Our virtualization subcontract project sales increased by approximately 2% during the six months ended June 30, 2019 as compared to 2018. We also had sales growth of approximately 20% from cybersecurity projects and software during the six months ended June 30, 2019 as compared to 2018. Our goal is to continue to expand our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We plan to grow our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $239,363 during the six months ended June 30, 2019 as compared to 2018 primarily due to improved sales and better cost containment of salaries as noted.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased approximately 6% primarily due to increased legal and accounting fees.

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople in late 2018 to sell our cybersecurity services and software as well as a marketing manager to enhance our marketing activities.

Operating Income (Loss)

The increase in our operating income from the previous year’s operating loss is principally attributable to an improved gross margin and decreases in other expenses for the three months and six months ended June 30, 2019 as compared to 2018 as explained above.

Interest Expense

The increase in interest expense is principally attributable to a net increase in long-term debt to fund our operations, a stock option based loan origination fee for the new debt and an increase in the interest rates. The prime rate increased from 4.0% at December 31, 2017 to 4.75% on March 22, 2018 to 5.00% on June 14, 2018 to 5.25% on September 27, 2018 and to 5.50% on December 20, 2018, which increased our financing costs under our accounts receivable financing line and our line of credit payable to a related party.

Net Loss

The decrease is attributable to the items discussed above for the three and six months ended June 30, 2019 as compared to 2018.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $20,296 available for working capital needs and planned capital asset expenditures. At June 30, 2019, we had a working capital deficit of approximately $3,218,000 and a current ratio of .15

During 2019, we financed our business activities principally through cash flows provided by operations, sales with recourse of our accounts receivable and borrowings from related parties. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2019, we had financing availability, based on eligible accounts receivable, of approximately $109,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured line of credit financing agreements (the “LOC Agreements”) with three related parties. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2019, we had approximately $42,000 of availability under the LOC Agreements.

At June 30, 2019, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $950,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including $264,000 due on January 1, 2020. We also have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018, which the due date has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018, which have not been renewed or amended.

We also have current maturities of our long-term debt to related parties of approximately $540,000 of which approximately $520,000 is due on January 1, 2020. Also included is a note payable for $25,000 due to an officer of the Company which matured on March 31, 2018 and has not been paid. We also have current notes payable to related parties of $102,000.  Subsequent to June 30, 2019, $40,000 of this amount was paid to a related party.

We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. Previously, we have extended certain notes totaling $440,000 with certain third-party lenders. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have long-term obligations to third parties of $500,000 due on December 31, 2021. We have a long-term obligation of $9,000 to a related party due January 1, 2021.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $200,000 at June 30, 2019.

The following table sets forth our cash flow information for the periods presented:
	Six Months Ended June 30,
	2019	2018
Net cash used by operating activities	$(203,390)	$(88,618)
Net cash provided by financing activities	193,970	19,330
Net decrease in cash	$(9,420)	$(69,288)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $825 for 2019 was offset in part by non-cash expenses and credits of $23,799. In addition, an increase in accounts receivable and other assets of $278,793 was offset by increases in accounts payable and accrued expenses of $52,429 resulting in a use of funds of $203,390.

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

Cash Flows Used by Investing Activities
No cash was used by investing activities during the six months ended June 30, 2019. We expect to invest approximately $30,000 during 2019 in computer hardware and software to update our technology to support our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $193,970 for the six months ended June 30, 2019 consisting of $200,000 in borrowings from a related party offset by principal payments of $6,030 to a related party.

Credit Resources

We believe the capital resources available under our factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support our internal growth. Although we have no assurances, we believe that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund our on-going operations for at least the next 12 months, however, substantial doubt about our ability to continue as a going concern has not been alleviated. If we experience significant growth in its sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

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

Infinite Group, Inc. (Registrant)
Date: August 13, 2019	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ Richard Glickman
Richard Glickman
Chief Accounting Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description
10.1 10.2	Note Payable Agreement between the Company and Harry A. Hoyen III dated May 7, 2019(1) Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019(1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Accounting Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Accounting Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.
(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2019.