Form 10-Q/A
period 2019-06-30
INFINITE GROUP INC
filed 2019-08-14
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q/A
(Amendment No. 1)
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2019

Commission file number: 0-21816
_________________________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

175 Sully’s Trail, Suite 202, Pittsford, New York 14534
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of Infinite Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 13, 2019 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

10.1 10.2	Note Payable Agreement between the Company and Harry A. Hoyen III dated May 7, 2019 (1) Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019 (1)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the Securities and Exchange Commission on August 13, 2019

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date: August 14, 2019	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	/s/ Richard Glickman
Richard Glickman
Chief Accounting Officer
(Principal Financial Officer)