Form 10-Q
period 2019-09-30
INFINITE GROUP INC
filed 2019-11-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 1, 2019.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – September 30, 2019 (Unaudited) and December 31, 2018	3

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018	4

Statements of Changes in Stockholders’ Deficiency (Unaudited) for the three and nine months ended September 30, 2019 and 2018	5
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	6

Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	September 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current assets:
Cash	$32,167	$29,716
Accounts receivable, net of allowances of $19,369 and $22,000	589,395	286,187
Prepaid expenses and other current assets	74,956	2,906
Total current assets	696,518	318,809
Right of Use Asset – Operating Lease, net	213,426	0
Property and equipment, net	6,968	8,627
Deposits	6,937	6,667
Total assets	$923,849	$334,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$295,847	$367,536
Accrued payroll	359,520	218,328
Accrued interest payable	905,906	839,189
Accrued retirement	251,829	244,423
Accrued expenses - other	232,407	87,581
Operating lease liability - short-term	72,957	0
Current maturities of long-term obligations	950,000	686,000
Current maturities of long-term obligations - related parties	538,775	34,350
Notes payable	332,500	332,500
Notes payable - related parties	62,000	102,000
Total current liabilities	4,001,741	2,911,907

Long-term obligations:
Notes payable:
Other	485,251	744,335
Related parties	369,000	677,955
Operating lease liability - long-term	141,801	0
Total liabilities	4,997,793	4,334,197

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,613,412	30,593,366
Accumulated deficit	(34,716,417)	(34,622,521)
Total stockholders’ deficiency	(4,073,944)	(4,000,094)
Total liabilities and stockholders’ deficiency	$923,849	$334,103

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$1,819,699	$1,570,342	$5,286,141	$4,666,562
Cost of sales	1,197,315	1,005,542	3,386,526	3,063,893
Gross profit	622,384	564,800	1,899,615	1,602,669

Costs and expenses:
General and administrative	335,528	261,401	959,535	848,735
Selling	311,647	223,367	822,307	677,677
Total costs and expenses	647,175	484,768	1,781,842	1,526,412

Operating (loss) income	(24,791)	80,032	117,773	76,257

Interest expense:
Related parties	(20,890)	(16,454)	(69,659)	(45,428)
Other	(47,390)	(47,578)	(142,010)	(144,829)
Total interest expense	(68,280)	(64,032)	(211,669)	(190,257)

Net (loss) income	$(93,071)	$16,000	$(93,896)	$(114,000)

Net loss per share – basic and diluted	$.00	$.00	$.00	$.00

Weighted average shares outstanding – basic and diluted	29,061,883	29,061,883	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

Three and Nine Months Ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

Stock based compensation	0	0	14,250	0	14,250
Net loss	0	0	0	(35,861)	(35,861)

Balance - June 30, 2019	29,061,883	$29,061	$30,607,876	$(34,623,346)	$(3,986,409)

Stock based compensation	0	0	5,536	0	5,536
Net loss	0	0	0	(93,071)	(93,071)

Balance - September 30, 2019	29,061,883	$29,061	$30,613,412	$(34,716,417)	$(4,073,944)

Three and Nine Months Ended September 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	$(4,038,564)

Net loss	0	0	0	(87,000)	(87,000)

Balance - March 31, 2018	29,061,883	$29,061	$30,591,896	$(34,746,521)	$(4,125,564)

Net loss	0	0	0	(43,000)	(43,000)

Balance - June 30, 2018	29,061,883	$29,061	$30,591,896	$(34,789,521)	$(4,168,564)

Net income	0	0	0	16,000	16,000

Balance - September 30, 2018	29,061,883	$29,061	$30,591,896	$(34,773,521)	$(4,152,564)

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(93,896)	$(114,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation and loan fees	20,046	0
Depreciation and amortization	15,372	19,315
Bad debt recovery	0	(4,000)
(Increase) decrease in assets:
Accounts receivable	(303,208)	208,050
Prepaid expenses and other assets	(72,320)	(6,124)
Increase (decrease) in liabilities:
Accounts payable	(71,689)	(512,377)
Accrued expenses	352,735	243,268
Accrued retirement	7,406	7,117
Net cash used by operating activities	(145,554)	(158,751)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,945)	0
Net cash used by investing activities	(1,945)	0

Cash flows from financing activities:
Proceeds from issuance of notes payable - related party	200,000	90,000
Repayments of notes payable - related party	(50,050)	(1,340)
Net cash provided by financing activities	149,950	88,660

Net increase (decrease) in cash	2,451	(70,091)

Cash - beginning of period	29,716	73,734

Cash - end of period	$32,167	$3,643

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$120,506	$79,354

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2018 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $93,896 and $114,000 for the nine months ended September 30, 2019 and 2018, respectively, and stockholders’ deficiencies of $4,073,944 and $4,000,094 at September 30, 2019 and December 31, 2018, respectively. Current maturities of long-term obligations were approximately $1,490,000 and $720,000 at September 30, 2019 and December 31, 2018, respectively. We have a working capital deficiency of approximately $3,305,000 and $2,593,000 at September 30, 2019 and December 31, 2018, respectively. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern and this substantial doubt has not been alleviated.

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

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity Projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2019 or 2018 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Managed support services	$1,275,273	$1,224,138	$3,769,274	$3,657,509
Cybersecurity projects and software	406,926	295,138	1,089,778	865,449
Other IT consulting services	137,500	51,066	427,089	143,604
Total sales	$1,819,699	$1,570,342	$5,286,141	$4,666,562

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

During the nine months ended September 30, 2019, sales to one client, including sales under subcontracts for services to several entities, accounted for 63.1% of total sales (71.4% - 2018) and 32.6% of accounts receivable at September 30, 2019 (10.5% - December 31, 2018).

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. A summary of the impact to the Balance Sheet on January 1, 2019 and the balances as of September 30, 2019 for this asset is as follows:

	December 31, 2018	Effect of Change	January 1, 2019	September 30, 2019
Right of use asset – lease, net	0	265,825	265,825	213,426
Operating lease liability – short-term	0	68,848	68,848	72,957
Operating lease liability – long-term	0	196,977	196,977	141,801

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.60% at September 30, 2019) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2019, the Company sold approximately $3,398,000 ($3,890,000 - September 30, 2018) of its accounts receivable to the Purchaser. As of September 30, 2019, approximately $306,400 ($363,000 - December 31, 2018) of these receivables remained outstanding. Additionally, as of September 30, 2019, the Company had approximately $188,000 available under the financing line with the financial institution ($0 - December 31, 2018). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $31,000, at September 30, 2019 ($36,000 - December 31, 2018), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $38,382 for the nine months ended September 30, 2019 ($40,007 - September 30, 2018). These financing line fees are classified on the statements of operations as interest expense.

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

The following table sets forth the computation of basic and diluted loss per share for the nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted net loss per share:
Net (loss) income	$(93,071)	$16,000	$(93,896)	$(114,000)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	29,061,883	29,061,883	29,061,883	29,061,883
Basic and diluted net loss/ earnings per share	$.00	$.00	$.00	$.00
Anti-dilutive shares excluded from net loss/earnings per share calculation	31,288,912	28,530,252	31,288,912	28,530,252

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

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 11,255,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

On August 20, 2019, the Company’s board of directors approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares. As of September 30, 2019, 1,371,500 options to purchase shares remain unissued under the 2019 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options for 2,973,500 shares were granted for the nine months ended September 30, 2019. No options were granted for the nine months ended September 30, 2018. The following assumptions were used for the nine months ended September 30, 2019.

Risk-free interest rate	1.38% - 2.55%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 - 3.90 years

The Company recorded expense for options issued to employees of $5,796 and related-party loan financing consideration of $14,250 for the nine months ended September 30, 2019 and $0 for the nine months ended September 30, 2018.

At September 30, 2019, there was $0 of total unrecognized compensation cost related to non-vested options. No options vested during the nine months ended September 30, 2019.

A summary of all stock option activity for the nine months ended September 30, 2019 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,920,000	$.09
Granted	2,973,500.02
Forfeited	(938,000)	.23
Expired	(75,000)	.17
Outstanding at September 30, 2019	9,880,500	$.05	4.1 years	$206,400

At September 30, 2019 - vested or
expected to vest	9,880,500	$.05	4.1 years	$206,400
Exercisable	9,755,500	$.05	4.1 years	$202,300

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $150,360 at September 30, 2019 ($148,703 - December 31, 2018).

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following tables compares our statements of operations data for the three and nine months ended September 30, 2019 and 2018. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$1,819,699	100.0%	$1,570,342	100.0%	$249,357	15.9%
Cost of sales	1,197,315	65.8	1,005,542	64.0	191,773	19.1
Gross profit	622,384	34.2	564,800	36.0	57,584	10.2
General and administrative	335,528	18.4	261,401	16.6	74,127	28.4
Selling	311,647	17.1	223,367	14.2	88,280	39.5
Total costs and expenses	647,175	35.6	484,768	30.8	162,407	33.5
Operating (loss) income	(24,791)	(1.4)	80,032	5.1	(104,823)	(131.0)
Interest expense	(68,280)	(3.8)	(64,032)	(4.1)	4,248	6.6
Net (loss) income	$(93,071)	(5.1)%	$16,000	1.0%	$(109,071)	(681.7)%

Net (loss) income per share - basic and diluted	$.00		$.00		$.00

	Nine Months Ended September 30,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$5,286,141	100.0%	$4,666,562	100.0%	$619,579	13.3%
Cost of sales	3,386,526	64.1	3,063,893	65.7	322,633	10.5
Gross profit	1,899,615	35.9	1,602,669	34.3	296,946	18.5
General and administrative	959,535	18.2	848,735	18.2	110,800	13.1
Selling	822,307	15.6	677,677	14.5	144,630	21.3
Total costs and expenses	1,781,842	33.7	1,526,412	32.7	255,430	16.7
Operating income	117,773	2.2	76,257	1.6	41,516	(54.4)
Interest expense	(211,669)	(4.0)	(190,257)	(4.1)	21,412	11.3
Net loss	$(93,896)	(1.8)%	$(114,000)	(2.4)%	$(20,104)	(17.6)%

Net loss per share - basic and diluted	$.00		$.00		$.00

Sales

Our managed service and virtualization project and software license sales comprised approximately 71% of our sales in 2019 and approximately 78% in 2018. Our 2019 cybersecurity projects and software sales to SMEs, were approximately 21% of our total sales as compared to approximately 19% for 2018.

Sales of virtualization subcontract projects have increased during the most recent twelve months. Our virtualization subcontract project sales increased by approximately 4% and 3% during the three months and nine months ended September 30, 2019 as compared to 2018, respectively. We also had sales growth of approximately 38% and 26% from cybersecurity projects and software during the three months and nine months ended September 30, 2019 as compared to 2018, respectively. Our goal is to continue to expand our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We plan to maintain our VMware services business in both the public and commercial sectors as a preferred subcontractor to VMWare. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $57,584 and $296,946 during the three months and nine months ended September 30, 2019 as compared to 2018, respectively, primarily due to improved sales and better cost containment of salaries as noted.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased approximately 28% and 13% during the three months and nine months ended September 30, 2019 as compared to 2018, respectively, primarily due to new personnel and increased legal and accounting fees.

Selling Expenses

The increase in selling expenses of approximately 40% and 21% during the three months and nine months ended September 30, 2019 as compared to 2018, respectively, is primarily due to the hiring of salespeople in late 2018 and in mid-2019 to sell our cybersecurity services and software as well as a marketing manager to enhance our marketing activities.

Operating (Loss) Income

The increase in our operating income from the previous year’s operating loss is principally attributable to an improved gross margin and decreases in other expenses for the three months and nine months ended September 30, 2019 as compared to 2018 as explained above.

Interest Expense

The increase in interest expense is principally attributable to a net increase in long-term debt to fund our operations, a stock option based loan origination fee for the new debt and an increase in the interest rates. The prime rate increased from 4.0% at December 31, 2017 to 4.75% on March 22, 2018 to 5.00% on June 14, 2018 to 5.25% on September 27, 2018 and to 5.50% on December 20, 2018, which increased our financing costs under our accounts receivable financing line and our line of credit payable to a related party. The rate decreased to 5.25% on August 1, 2019 and to 5.00% on September 19, 2019.

Net (Loss) Income

The decrease is attributable to the items discussed above for the three and nine months ended September 30, 2019 as compared to 2018.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $32,167 available for working capital needs and planned capital asset expenditures. At September 30, 2019, we had a working capital deficit of approximately $3,305,000 and a current ratio of .17.

During 2019, we financed our business activities principally through cash flows provided by operations, sales with recourse of our accounts receivable and borrowings from related parties. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2019, we had financing availability, based on eligible accounts receivable, of approximately $188,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured line of credit financing agreements (the “LOC Agreements”) with three related parties. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2019, we had approximately $46,000 of availability under the LOC Agreements.

At September 30, 2019, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $950,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including $264,000 due on January 1, 2020. We also have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due September 15, 2018, which the due date has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018 and $175,000 due on August 31, 2018, which have not been renewed or amended.

We also have current maturities of our long-term debt to related parties of approximately $539,000 of which approximately $516,000 is due on January 1, 2020. Also included is a note payable for $25,000 due to an officer of the Company which matured on March 31, 2018 and has not been paid. We also have current notes payable to related parties of $62,000.

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

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $200,000 at September 30, 2019.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash used by operating activities	$(145,554)	$(158,751)
Net cash used by investing activities	(1,945)	0
Net cash provided by financing activities	149,950	88,660
Net increase (decrease) in cash	$2,451	$(70,091)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $93,896 for 2019 was offset in part by non-cash expenses and credits of $35,418. In addition, an increase in accounts receivable and other assets of $375,528 was offset by increases in accounts payable and accrued expenses of $288,452 resulting in a use of funds of $145,554.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $1,945 during the nine months ended September 30, 2019. It was for computer hardware for new employees. We expect to invest approximately $30,000 during 2019 in computer hardware and software to update our technology to support our business.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $149,950 for the nine months ended September 30, 2019 consisting of $200,000 in borrowings from a related party offset by principal payments of $50,050 to related parties.

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

Infinite Group, Inc. (Registrant)

Date: November 12, 2019	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Richard Glickman
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