Form 10-Q/A
period 2019-09-30
INFINITE GROUP INC
filed 2019-11-13
CIK 884650

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of Infinite Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 12, 2019 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

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

Infinite Group, Inc. (Registrant)
Date: November 13, 2019	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Richard Glickman
Richard Glickman
Chief Accounting Officer
(Principal Financial Officer)