Form 10-K
period 2019-12-31
INFINITE GROUP INC
filed 2020-03-30
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.02 on June 30, 2019 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $580,000.

As of March 24, 2020, 29,061,883 shares of the registrant's common stock, $.001 par value, were outstanding.

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

PART I
Item 1. Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is --- a developer of cybersecurity software and a provider of cybersecurity consulting services to commercial businesses and government organizations that was built from our foundation of managed IT and virtualization services. As part of these offerings we:
●
focus on key cybersecurity services (virtual CISO, compliance review and assessment, incident response, penetration testing, managed detection and response and vulnerability assessments) to solve and simplify security for small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We act as the cybersecurity layer to both internal IT and third-party IT (MSPs, VARs, MSSPs) organizations. We work with both our channel partners and direct customers to provide these services;

●
developed and brought to market our patent pending, automated vulnerability management solution through our OEM business, Nodeware®, which we sell through distribution and channel partners. We are also master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

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

Business Overview

As of December 31, 2019, we had 59 full-time employees. We possess certifications with our business and technology partners and our personnel maintain numerous security and technical certifications and qualifications. Our professionals are located at our headquarters in Pittsford, New York and in Colorado, Florida, Idaho, New Jersey, Maryland, North Carolina, South Carolina, Georgia, Texas, and Virginia.

We had sales of approximately $7.1 million in 2019 and approximately $6.4 million in 2018. We generated operating income of approximately $329,000 in 2019 as compared to approximately $210,000 in 2018. We had net income of approximately $48,000 in 2019 and $37,000 in 2018. We recorded other income of $83,250 in 2018 from the write-off of a note payable. We derived approximately 80% of our sales in 2019 and 77% in 2018 from contracts as either a prime contractor or a subcontractor with the remainder coming from our software business.

During 2019, we derived approximately 60% of our sales from one prime contractor, Perspecta (spun off from DXC Technology Company in 2018), including sales under subcontracts for services to its end clients, principally a major establishment of the U.S. Government (the U.S. Government Entity) for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments. During 2018, the percentage was approximately 70%. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our team of application and virtual infrastructure security experts supports approximately 5,000 physical and virtual servers and 250,000 client workstations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

During 2019, we continued to grow our team of cybersecurity sales and technical consultants with the continued objective of accelerating sales growth. We continue to drive development of our cybersecurity business through growing and developing channel marketing, programs, and relationships for Nodeware and cybersecurity consulting. We believe our channel presence through entities including large distribution and master agents have created significant opportunities in both of these areas. This has further reinforced our commitment to this business strategy and our decision to leverage third party channels to bring new business and customers and drive growth of our existing relationships to IGI resulting in improved operating income.

We have become less reliant on sales of U.S. Federal Government virtualization projects as an Original Equipment Manufacturer (OEM) subcontractor as our cybersecurity consulting business has grown. Through our legacy VMware business, we have an umbrella NYS OGS Contract through our partnership with VMware. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions for the government and SME markets. During 2019 and 2018, under this agreement we sold and delivered virtualization software licenses and project credits to New York State of approximately $265,000 and $510,000, respectively. Since these are agent sales and are reported net of cost of sales, we recorded sales of $27,589 for 2019 and $22,065 for 2018.

We provide subcontracted professional services to a select set of OEMs and commercial entities that need additional skilled resources and executive oversight when architecting and implementing solutions. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients. During 2019, we provided professional services to these clients and earned 7.7% of our sales.

Business Strategy

Our strategy is to build our business by designing, developing, and marketing cybersecurity-based services, products and solutions that address the evolving landscape in cybersecurity for our channel and customers. We have patent pending technology in the market and we continue to develop other additional products and solutions that can be added to our channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue-based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions. Our ability to differentiate ourselves in the market at a time when competition and consolidation in these markets is on the rise has proven successful due to our increased cybersecurity engagements.

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

The following sections define specific components of our business strategy.

Nodeware

We launched Nodeware version 1 commercially in November 2016. Nodeware is an agentless automated vulnerability management and monitoring solution that is designed to enhance security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against malicious intent to exploit known problems in a customer’s network with simplicity and affordability. Customers have the option to purchase Nodeware licenses to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for SMEs with single or multiple subnets.

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

Our most current version of Nodeware was released in early 2019. The upgrades made to this release include a next generation of the platform. The new platform’s features include integration of a new, cutting-edge scanning engine, a new reporting engine to easily access reports within the Dashboard, allowing users to securely archive every report and retrieve them instantly and greater technology enhancements around device identification and fingerprinting. Another new feature added to Nodeware was on-demand report generation, which enables IGI’s channel partners to easily pull reports for customers and run reports simultaneously for better cybersecurity management.

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers. We sell Nodeware in the commercial sector through channel partners and agents. In 2019, we continued to expand our channel of resellers.

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent- and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. In May 2016, we filed a provisional patent application for our proprietary product, Nodeware. The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO) and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. In May 2017, we filed a utility patent application for Nodeware which is currently under review. Additional intellectual property will be evaluated on a regular basis to determine its viability for patent application.

Technology and Product Development

Our goal is to position our products and solutions to enable vertical integration with other solutions. We have a technology and product development strategy aligned with our business strategy. We continue to seek to identify other technical partners in the cybersecurity market to integrate Nodeware in to; through either API or full stack integration.

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, penetration testing, managed detection and response (MDR) and virtual Chief Information Security Officer (vCISO) offerings to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.) in North America. Our cybersecurity projects use and leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. We support both internal and external IT organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. We continue to enhance our Cybersecurity services when opportunities materialize and as the market evolves.

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

New York State and Local Government and Education (SLED). In 2016, we began working with VMware when it established a contract with NYS. VMware designated us as one of a select group of partners that is authorized to sell VMware licenses to SLED customers throughout New York State under their 2016 New York State Information Technology Service (ITS) Manufacturer Umbrella Contract. Beginning in 2017, we also have a similar contract with HPE under the NYS OGS contract that further enables us to bring solutions to SLED customers. These contracts continued in 2019.

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

Partner Agreements

SYNNEX distribution agreement. In 2019, we signed a distribution agreement with SYNNEX Corporation (NYSE: SNX), a leading business process services company, to bring Nodeware and IGI’s full suite of cybersecurity services to the SYNNEX reseller channel in the U.S. and Canada. SYNNEX resellers offer IGI services and Nodeware to their customer base, helping them to improve their security posture and reduce their cyber risk.

Staples to sell Nodeware. In 2019, we also signed a distribution agreement with Staples Inc. to sell its Nodeware™ vulnerability management solution through the Staples Business to Business(“B2B”) solutions division. The entire Staples customer base will now have access to this solution.

Staples to sell Cybersecurity services. In 2020, we added our portfolio of cybersecurity services to the distribution agreement with Staples Inc. through the Staples B2B solutions division.

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

CEH – Certified Ethical Hacker. The Certified Ethical Hacker (CEH) program is a comprehensive ethical hacking certification to help information security professionals grasp the fundamentals of ethical hacking. The certification serves to assist our consultants to systematically attempt to inspect network infrastructures with the consent of its owner to find security vulnerabilities which a malicious hacker could potentially exploit. The course helps assess the security posture of an organization by identifying vulnerabilities in the network and system infrastructure to determine if unauthorized access is possible. Certain of our employees in our cyber security group have this certification.

Microsoft Gold Certified Partner. We are part of Microsoft's Accredited Online Cloud Services program. We have been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are providing real world benefits to our clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions. We received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud-based Software as a Service (SaaS). What once required expensive hardware and time-consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our sales.

Perspecta Inc. Global Procurement Master Terms Agreement. We are a member of a select group of suppliers that enables Perspecta Inc. (spun off from DXC Technology Company in 2018) to purchase products and services from us under a global procurement master agreement and as specified in a statement of work for each project. This relationship continues to evolve and is something that is responsible for our long-term relationship with the Federal customer mentioned previously. Perspecta has many tools and resources to help us generate new sales streams, and improve our mutual profitability, while at the same time adding unique value for our joint clients. The program comprises practical tools and services that we anticipate will help us in the key areas of marketing and selling our solutions, optimizing the technology, and collaborating with other organizations within our industry to generate more revenue. Our global procurement master agreement with Perspecta runs to January 2021.

Competition

As we increase our focus in cybersecurity services and product development, we face competition from several different vendors in this evolving market. We compete with other IT professional services firms, Managed Security Services Providers (MSSPs), and cybersecurity product and software developers operating in the Federal Government, state and local government and commercial marketplace. We obtain a portion of our business based on proposals submitted in response to requests from potential and current clients, who typically also receive proposals from other firms. We face competition in the commercial markets from other IT service providers, MSSPs, and software development companies, large and small. Many of our larger competitors, in general, have substantially greater capital resources, research and development staffs, sales, and marketing resources, facilities, and experience.

Company Information Available on the Internet

We maintain a website at https://IGIus.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and related services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report.

Employees

As of December 31, 2019, we have 59 full-time employees, including 40 in information technology services, three in executive management, three in accounting, finance and administration, three in software development and ten in marketing and sales. We are not subject to any collective bargaining agreements and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. Our principal corporate headquarters are located at 175 Sully’s Trail, Suite 202, Pittsford, NY 14534. Our business is in the field of delivering cybersecurity services, licensing and selling our cybersecurity solutions, including Nodeware, and distributing third party software licenses.

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

We depend on third party vendors and incur risks associated with cloud-based technologies and our product, Nodeware.

We store certain information in a cloud-based environment with third party vendors. We are dependent on them to maintain a high level of security to protect our information and may incur adverse consequence if each vendor does not provide sufficient security.

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

We sell cybersecurity services, third-party software as well as our internally developed software, Nodeware.  As a result, we have been and will be a target of cyber-attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Nodeware is a network vulnerability management tool, a successful cyber-attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of more cyber-attacks, even absent financial motives. Further, if our systems are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our primary product operates to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber-attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our Nodeware product, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline, and our business could suffer.  We monitor our network continuously with our Nodeware product as well as other cybersecurity software.

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

We derived approximately 70% of our sales in 2019 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We derived approximately 78% of our sales in 2019 from contracts under which we acted as a subcontractor. Our subcontracts with prime contractors contain many of the same provisions as the prime contracts and therefore carry many of the same risks previously identified in these Risk Factors. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract by others could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a significant portion of our sales in the foreseeable future. Moreover, our sales and operating results could be materially adversely affected if any prime contractor chooses to offer services of the type that we provide or if any prime contractor teams with other companies to independently provide those services.

Risks Related to our Business and Financial Condition

Our results of operations may be negatively impacted by the coronavirus outbreak.

In December 2019, the 2019 novel coronavirus surfaced in China and the virus has now spread to other countries, including the United States and infections have been reported globally. The impacts of the outbreak are unknown and rapidly evolving.

To date, the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on our business, operations and the market for our securities. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus. There can be no assurance that our personnel will not be impacted by these pandemic diseases and ultimately see our workforce productivity reduced or incur increased medical costs / insurance premiums as a result of these health risks.

In addition, a significant outbreak of coronavirus could result in a widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2019, we had current liabilities of approximately $3.8 million and long-term liabilities of $1.0 million and stockholders’ deficiency of $3,907,310. We had a working capital deficit of approximately $3.3 million and a current ratio of .13. For 2019, we had operating income of approximately $330,000 and provided cash of approximately $30,000 for operating activities. Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations, and financial condition will be materially adversely affected. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

We have been dependent on a limited number of high net worth individuals to fund our working capital needs.

From 2003 through 2019, we received approximately $4.7 million in a combination of equity, debt conversion and debt transactions from several high net worth investors. We cannot provide assurance that we will be able to continue to raise additional capital from this group of investors, or that we will be able to secure funding from additional sources.

At December 31, 2019, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of approximately $290,000. We have current maturities of long-term obligations to third parties of $950,000 comprised of $264,000 that was due on January 1, 2020, $265,000 which was due on January 1, 2018, $175,000 which was due on August 31, 2018 and $246,000 which was due to the PBGC on September 15, 2018 in accordance with the October 2011 Settlement Agreement. We have notes payable to related parties of $58,000 and maturities of our long-term notes to related parties of $512,935. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

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

We have secured an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2 million, including a sublimit for one major client of $1.5 million. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2019, we had $67,000 of financing availability, based on eligible accounts receivable under this line. We pay fees based on the length of time that the invoice remains unpaid. As we grow, additional working capital may be required to support this difference in the timing of cash receipts versus payroll disbursements. Moreover, our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control. In such event, our short-term cash requirements would exceed available cash on hand resulting in material adverse consequences to our business.

Finally, any additional equity financing and conversions by the holders of existing notes payable to common stock will be dilutive to stockholders. Debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. If we cannot obtain additional financing on terms acceptable to us when required, our operations will be materially adversely affected, and we may have to cease or substantially reduce operations.

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. During 2019, sales to one customer, including sales under subcontracts, accounted for 62.6% of total sales and 22.1% of accounts receivable at December 31, 2019. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

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

As of March 25, 2020, one related party and one third party, who is a former member of the board of directors, hold convertible notes payable with the right to convert the notes payable and accrued interest into shares of common stock at $.05 per share. If these parties converted all principal and accrued interest into common stock, these two individuals would own approximately 12.1% and 27.1%, respectively, (39.2% in the aggregate of our then outstanding common stock, excluding stock options. However, such notes may not be converted if such conversion would result in a change in control which would limit the use of our net operating loss carryforwards. We estimate as of the date of this report that substantially all convertible notes payable and accrued interest due to all related parties could be converted to shares of common stock, which may affect a change of control that would limit the use of our net operating loss carryforwards.

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

We have three convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If these notes were converted into common stock, the holders would receive 4,700,000 shares of our common stock or approximately 13.9% of our common stock outstanding as of March 25, 2020.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.005 and a high of $.085 in 2019. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

At December 31, 2019	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$ 83,654	June 30, 2022

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

	Bid Prices
Year Ended December 31, 2019	High	Low

First Quarter	$.024	$.005
Second Quarter	$.030	$.010
Third Quarter	$.085	$.018
Fourth Quarter	$.059	$.028

Year Ended December 31, 2018	High	Low

First Quarter	$.025	$.015
Second Quarter	$.029	$.015
Third Quarter	$.039	$.013
Fourth Quarter	$.015	$.010

At March 24, 2020, we had 198 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

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

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is --- a developer of cybersecurity software and a provider of cybersecurity consulting services to commercial businesses and government organizations that was expanded and built from our foundation of managed IT and virtualization services. As part of these offerings we:
●
focus on key cybersecurity services (virtual CISO, compliance review and assessment, incident response, penetration testing, managed detection and response and vulnerability assessments) to solve and simplify security for small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We act as the cybersecurity layer to both internal IT and third-party IT (MSPs, VARs, MSSPs) organizations. We work with both our channel partners and direct customers to provide these services;

●
developed and brought to market our patent pending, automated vulnerability management solution through our OEM business, Nodeware®, which we sell through distribution and channel partners. We are also master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

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

Business Strategy

Our strategy is to build our business by designing, developing, and marketing cybersecurity-based services, products and solutions that address the evolving landscape in cybersecurity for our channel and customers. We have patent pending technology in the market and continue to develop other additional products and solutions that can be added to our channel of domestic and international partners and distributors. Our products and solutions are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue-based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions. Our ability to differentiate ourselves in the market at a time when competition and consolidation in these markets is on the rise has proven successful.

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

Business Overview

We had sales of approximately $7.1 million in 2019 and approximately $6.4 million in 2018. We generated operating income of approximately $329,000 in 2019 as compared to approximately $210,000 in 2018. We had net income of approximately $48,000 in 2019 and $37,000 in 2018. We recorded other income of $83,250 in 2018 from the write-off of a note payable. We derived approximately 80% of our sales in 2019 and 77% in 2018 from contracts as either a prime contractor or a subcontractor with the remainder coming from our software business.

Results of Operations - Comparison of the years ended December 31, 2019 and 2018

The following table compares our statements of operations data for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
					2019 vs. 2018
		As a % of		As a % of	Amount of	% Increase
	2019	Sales	2018	Sales	Change	(Decrease)

Sales	$7,094,279	100.0%	$6,370,336	100.0%	$723,943	11.4%
Cost of sales	4,422,533	62.3	4,158,408	65.3	264,125	6.4
Gross profit	2,671,746	37.7	2,211,928	34.7	459,818	20.8
General and administrative	1,334,051	18.8	1,084,260	17.0	249,791	23.0
Selling	1,008,558	14.2	917,975	14.4	90,583	9.9
Total operating expenses	2,342,609	33.0	2,002,235	31.4	340,374	17.0
Operating income	329,137	4.7	209,693	3.3	119,444	57.0
Other income	0	0.0	83,250	1.3	(83,250)	(100.0
Interest expense	(281,160)	4.0	(255,943)	4.0	25,217	9.9
Net income	$47,977	0.7%	$37,000	0.6%	$10,977	29.7%
Net income per share - basic and diluted	$.00		$.00		$.00

Sales

For 2019 and 2018, in each year, our:
●
managed support service and virtualization project sales comprised approximately 70% of our total sales;
●
cybersecurity projects, Nodeware and commercial sales to small and medium sized enterprises (SMEs), were approximately 22% of our total sales; and
●
other IT consulting services comprise the balance of our sales with 8%.

During 2019 and 2018, we delivered VMware virtualization software licenses and project credits to New York State of approximately $265,000 and $510,000, respectively. Since these are agent sales and are reported net of cost of sales, we recorded sales of $ 27,590 and $22,065 for 2018.

Sales of virtualization subcontract projects increased in 2019. Our virtualization subcontract project sales increased by 14% from 2018 to 2019. However, our virtualization sales decreased by 19.9% for the fourth quarter of 2019 as compared to the fourth quarter of 2018. Our cybersecurity services business has grown by approximately $400,000 in revenues in 2019 versus 2018. We began to close sales of Nodeware with our channel partners during 2017 and have seen continued increases in sales in 2018 and 2019. Our commercial SME business continues to establish new relationships with channel partners who purchase cybersecurity solutions from us. We expect continuing future sales from Nodeware sales, security assessments, and related projects by our cybersecurity personnel.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners.

Gross profit increased by 20.8% while sales increased by 11.4% for 2019. This was primarily due to increased gross profit earned by our managed services business group. This was done by continued cost controls in this group, especially related to reducing headcount.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased in 2019 consisting of offsetting fluctuations in various expense items and increases in salaries of approximately $107,000 and professional fees of $64,700.

Selling Expenses

The increase in selling expenses in 2019 is principally due to the increase of employee salaries and benefits totaling approximately $330,400 due primarily to the growth to the cyber security and Nodeware sales team.

Operating Income

The increase in our operating income for 2019 is attributable to an increase in our gross profit of $459,818 offset by increases in our general and administrative expenses of $249,791 and our selling expenses of $90,583.

Other Income

In 2018, we wrote off a note and accrued interest to a debtholder in the amount of $83,250.

Interest Expense

Interest expense includes interest on indebtedness, amortization of loan fees and fees for financing accounts receivable invoices. The increase in interest expense is principally attributable to a higher average prime rate in 2019 compared to 2018 as well as increased borrowing from debtholders and an option fee associated with that debt.

Net Income/Loss

The increase in net income is attributable to the items discussed above for 2019 as compared to 2018.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $6,398 available for working capital needs and planned capital asset expenditures. During 2019, we financed our business activities through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. At December 31, 2019, we had approximately $67,000 under this line. At December 31, 2019, we had a working capital deficit of approximately $3,297,000 and a current ratio of .13. Our objective is to improve our working capital position through profitable operations, and we may continue to borrow to provide cash for working capital.

At December 31, 2019, we have current notes payable of approximately $332,500 to third parties, which includes convertible notes payable of approximately $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due on September 15, 2018, which has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, $175,000 due on August 31, 2018, and $264,000 due on January 1, 2020, which has not been amended. We also have approximately $513,000 of liabilities due to related parties due on January 1, 2020, which has not been amended. These notes have not been paid. We plan to renegotiate the terms of the notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2019	2018
Net cash provided (used) in operating activities	$29,572	$(130,122)
Net cash used in investing activities	(196,160)	(546)
Net cash provided by financing activities	143,270	86,650
Net decrease in cash	$(23,318)	$(44,018)

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $47,977 for 2019 was increased by non-cash expenses for depreciation, amortization and stock-based compensation of $74,455. In addition, an increase in accounts payable and accrued expenses of $115,891 offset by increases in accounts receivable and other assets of $208,751 resulted in net cash provided in operating activities of $29,572.

We are marketing Webroot and Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, vCISO and other services as well as expanding our virtualization sales of projects and VMware licenses to our customers. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience small operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used in Investing Activities

In 2019, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

During 2019, we borrowed $200,000 from a related party under the terms of a note payable. The note allows for up to $500,000 credit and is due in August 2026. During 2018, we borrowed $70,000 from a related party under the terms of a demand note and $20,000 from a related party under the terms of our LOC financing agreement. During 2018, we made principal payments of $56,730 to a related party note holders.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2019, we had financing availability, based on eligible accounts receivable, of approximately $67,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $348,400 of available credit under various lines of credit as of December 31, 2019.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $200,000 and have $300,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2018, we had $15,000 available under these financing agreements which mature in July 2022 and January 2023, respectively.

On December 1, 2014, we entered into an unsecured line of credit financing agreement (the LOC Agreement) with a member of our board of directors. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. This agreement has been extended with no date at this time. At December 31, 2019, we had $33,400 of availability under the LOC Agreement.

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

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	62	Chief Executive Officer and President	2003
Donald W. Reeve (1)	73	Chairman of the Board	2013
Andrew Hoyen	49	Director and Chief Operating Officer	2014
Richard Glickman	58	VP Finance and Chief Accounting Officer	2019
________________________

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa is our President and Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010 and our Chief Executive Officer on January 21, 2014. He is also chairman of the audit and compensation committees. Mr. Villa was our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

Donald W. Reeve became a director on December 31, 2013. He became Chairman of the Board on August 20, 2019. Since January 2013, he has been the principal partner at ReTech Services, LLC, a management consulting practice. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets.

Andrew Hoyen was appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014. In January 2016, he was appointed Chief Operating Officer. On July 18, 2017, he was elected to the board of directors. Mr. Hoyen is responsible for developing and implementing our strategic direction through improved operations, sales and marketing, product development, and overall collaboration across the enterprise. Previously, since 2011, he was Vice President of National Accounts at Toyota Material Handling North America. Prior to that, from 2002 to 2011, he served in several executive roles in operations, service and sales at Eastman Kodak Company and their spin-off, Carestream Health. His last position at Carestream Health was Vice President of Sales and Service for the Northeast Region. He holds a Bachelor of Science degree in biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2019. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2019 and 2018, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2019 (together, the Named Executives).
Name and Principal Position	Year	Salary	Option Awards *	Total
James Villa	2019	$223,401	$5,575	$228,976
Chairman, President and Chief Executive Officer	2018	$215,000	$-	$215,000
Andrew Hoyen	2019	$214,251	$8,875	$223,126
Chief Operating Officer	2018	$210,000	$-	$222,450
James Witzel**	2019	$30,846	$-	$30,846
Chief Financial Officer	2018	$100,000	$-	$100,000
Richard Glickman	2019	$97,308	$3,325	$100,633
VP Finance and Chief Accounting Officer

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
** James Witzel retired in July 2019.

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	500,000	-	$.04	9/29/2021
	250,000	-	$.05	12/22/2024

Andrew Hoyen	250,000	-	$.02	6/1/2026
	500,000	-	$.04	9/29/2021
	400,000	-	$.04	7/31/2022
	100,000	-	$.04	7/17/2022
	200,000	-	$.04	12/09/2024
	250,000	-	$.05	12/22/2024

James Witzel	300,000	-	$.145	6/17/2020
	473,000	-	$.093	8/11/2021
	210,000	-	$.115	1/20/2024
	100,000	-	$.05	12/30/2024
	40,000	-	$.05	3/2/2025

Richard Glickman	100,000	100,000	$.02	7/23/2024
	50,000	-	$.04	12/9/2024

Employment Agreements

We do not have any employment agreements with any of the Named Executives.

Compensation of Directors

Effective August 13, 2019, we established that in connection with rendering services as a Board of Directors, each non-management Director may receive compensation, as applicable to each Director, if approved by the Board. Directors are reimbursed for the costs relating to attending Board and committee meetings.

Effective August 20, 2019, the Board resolved to compensate Donald W. Reeve $12,000 annually as Chairman of the Board.

At December 31, 2019, Donald W. Reeve held exercisable options for:
●
600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024;
●
500,000 shares of common stock at an exercise price of $.15 per share which expires on September 4, 2023; and
●
800,000 shares of common stock at an exercise price of $.04 per share which expires on September 29, 2021; and
●
250,000 shares of common stock at an exercise price of $.05 per share which expires on December 22, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 24, 2020 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Richard Glickman	190,000 (3)	0.7%
Andrew Hoyen	2,136,734 (4)	6.9%
Donald W. Reeve	2,981,460 (5)	9.6%
James Villa	6,963,137 (6)	19.8%
All Directors and Officers (4 persons) as a group	12,271,331 (2)	31.1%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,545,151 (8)	8.8%

James Leonardo	2,500,000	8.6%
435 Smith Street
Rochester, New York 14608

Allan M. Robbins	12,544,887 (9)	30.9%
44 Hampstead Drive
Webster, NY 14580

James Witzel	2,024,901 (7)	6.6%
12677 Dundee Lane
Naples , FL 34120

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 25, 2020 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 25, 2020, we had 29,061,883 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options, which total 5,473,000 shares, and convertible securities, which total 16,565,566 shares, owned by members of the group have been exercised.
(3)	Includes 150,000 shares subject to currently exercisable options.

(4)	Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through March 25, 2020; and 1,250,000 shares subject to currently exercisable options.
(5)	Includes 2,150,000 shares subject to currently exercisable options.

(6)
Includes 4,901,137 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $98,757 through March 24, 2020; and 1,000,000 shares subject to currently exercisable options.

(7)
Includes 317,594 shares, which are issuable upon the conversion of a note in the principal amount of $9,000 and accrued interest in the amount of $6,880 through March 24, 2020; and 1,123,000 shares subject to currently exercisable options.

(8)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(9)	Includes 11,544,887 shares, which are issuable upon the conversion of the notes including principal in the amount of $304,000 and accrued interest in the amount of $295,063 through March 24, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 990,000 common shares at December 31, 2019. Since this plan has expired, no more options may be granted.

The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. The 2009 Plan expired on February 3, 2019; therefore, expired options after that date could not be re-issued. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2019, an aggregate of 3,000 shares were available under our 2009 stock option plan (the 2009 Plan) for option grants.

The 2019 Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 1,500,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2019, an aggregate of 141,500 shares were available under our 2019 stock option plan (the 2019 Plan) for option grants.

The following table summarizes, as of December 31, 2019, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	990,000	$.10	-
Equity compensation plans not previously approved by security holders (2)	5,120,500	$.05	144,500
Individual option grants that have not been approved by security holders (3)	4,800,000	$.04	-
Total	10,910,500	$.05	144,500
___________________________
(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2019.

(2)	Consists of grants under our 2009 Plan and 2019 Plan of which 4,995,500 are exercisable at December 31, 2019.

(3)	Consists of individual option grants approved by the Board of which all are exercisable at December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

On May 7, 2019, we entered into a note payable agreement for up to $500,000 with Dr. Harry Hoyen. Dr. Harry Hoyen is the brother of Mr. Andrew Hoyen, our Chief Operating Officer and member of our Board. The note has an interest rate of 7.5% and is due on August 31, 2026. We borrowed $200,000 during the year ended December 31, 2019, which remains outstanding as of December 31, 2019. As consideration for providing this financing, we granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

On July 12, 2018, we issued an unsecured demand note payable to Northwest Hampton Holdings, LLC (Northwest) in the principal amount of $70,000 with interest at 6% per annum. On June 19, and July 17, 2017, we issued unsecured demand notes payable to Northwest in the principal amount of $12,000 with interest at 6% per annum. On August 1, 2019, we paid $40,000 plus accrued interest to the noteholder. On December 11, 2019, we paid $4,000 of principal only to the noteholder. Mr. James Villa, our Chief Executive Officer and President, is the sole member of Northwest.

On June 29, 2017, we issued an unsecured demand note payable to Mr. Donald Reeve, a member of our board, in the principal amount of $20,000 with interest at 6% per annum.

On July 18, 2017, we entered into an unsecured line of credit financing agreement for $100,000 with Mr. Andrew Hoyen, our Chief Operating Officer and member of our Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 1, 2022. The principal balance owed was $90,000 at December 31, 2019. In consideration for providing the financing, Mr. Andrew Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $9,960 using the Black-Scholes option-pricing model. The option expires on July 31, 2022.

On September 21, 2017, we entered into an unsecured line of credit financing agreement for $75,000 with Mr. Harry Hoyen, a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The principal balance owed was $70,000 at December 31, 2019. In consideration for providing the financing, Mr. Harry Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023.

We are obligated under a convertible note payable to Northwest. At March 24, 2020, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $98,757 which matured on January 1, 2020 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,901,137 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note.

At March 24, 2020, Mr. James Witzel, our former Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $6,880 which matures on January 1, 2021 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total 317,594 shares.

The interest rates on the notes payable to Northwest and Mr. Witzel (collectively, the Notes) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The interest rate was 6% at March 24, 2020. The Notes are secured by a security interest in all our assets.

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

On December 1, 2014, we entered into an unsecured line of credit financing agreement with Mr. Donald W. Reeve, a member of our board of directors which provides for working capital of up to $400,000. We paid an origination fee consisting of (i) 600,000 shares of our common stock valued at $30,000 and (ii) immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model. On September 30, 2016, the maturity date was extended from December 31, 2017 to January 1, 2020. As consideration for extending the maturity date to January 1. 2020, we granted an immediately exercisable option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model. The note balance was $363,955 at March 24, 2020 with interest at 6.60% payable monthly in arrears.

On February 12, 2015, we issued a note payable to Mr. Andrew Hoyen, our Chief Administrative Officer and Senior Vice President of Business Development, in the principal amount of $25,000 with interest at 7% per annum which matured on March 31, 2018. During, 2019, Mr. Hoyen extended the maturity date to March 31, 2021. At the election of the holder, the principal of the note is convertible into shares of our common stock at a conversion price of $.10 per share for a total of 250,000 shares.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2019 and 2018 are as follows:
	2019	2018
Audit fees	$80,000	$70,500

Audit fees for 2019 and 2018 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2019 and 2018.

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

(b) Exhibits:

Exhibit
No. Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)

3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)

3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)

3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)

3.5	By-Laws of the Company. (1)

4.1	Specimen Stock Certificate. (1)

10.1	**2005 Stock Option Plan. (2)

10.2	**2009 Stock Option Plan. (9)

10.3	Form of Stock Option Agreement. (1)

10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)

10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)

10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)

10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)

10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)

10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)

10.10	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)

10.11	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)

10.12	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)

10.13	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)

10.14	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)

10.15	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)

10.16	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (9)

10.17	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.18	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.19	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.20	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.21	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (15)
10.22	Promissory Note in favor of the PBGC dated October 17, 2011. (15)
10.23	Modification Agreement to Promissory notes between the Company and Carle C. Conway dated December 31, 2012. (16)
10.24	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.25	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013. (18)
10.26	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.27	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer. (18) #
10.28	Promissory Note and Security Agreement between the Company and UberScan, LLC. (18)
10.29	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. (18)
10.30	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. (18)
10.31	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (19)
10.32	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (19)
10.33	Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015 (23)
10.34	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015 (23)
10.35	Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016 (23)
10.36	Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30,2016 (20)
10.37	Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. (20)
10.38	Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (21)
10.39	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (21)
10.40	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (21)
10.41	Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (22)
10.42	Amendment to Promissory Note between the Company and Allan Robbins dated November 30, 2016 (23)
10.43	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 8, 2016 (23)
10.44	Modification #1 to Line of Credit Note and Agreement between Harry Hoyen and the Company dated December 28, 2017. (23)
10.45	Stock option agreement between the Company and Harry Hoyen dated December 28, 2017 for 400,000 common shares. (23)
10.46	Note Payable Agreement between the Company and Harry A. Hoyen III IRA dated May 7, 2019 (24)
10.47	Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019 (24)
10.48	**2019 Stock Option Plan (25)
10.49	Stock option agreement between the Company and Andrew Hoyen dated December 10, 2019. *
10.50	Stock Option Agreement between the Company and Donald W. Reeve dated December 23, 2019. *
10.51	Stock Option Agreement between the Company and James Villa dated December 23, 2019. *
10.52	Stock option agreement between the Company and Andrew Hoyen dated December 23, 2019. *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

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
(23) Incorporated by reference to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017.
(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2019.
(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 22, 2019.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: March 30, 2020	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chief Executive Officer and President (Principal Executive Officer)	March 30, 2020

/s/ Richard Glickman
Richard Glickman	VP Finance and Chief Accounting Officer	March 30, 2020
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	Chief Operating Officer and Director	March 30, 2020

/s/ Donald W. Reeve
Donald W. Reeve	Chairman of the Board	March 30, 2020

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2019
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Infinite Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, a stockholders’ deficiency, and will be dependent on obtaining future financing. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Rochester, New York
March 30, 2020

INFINITE GROUP, INC. BALANCE SHEETS
	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$6,398	$29,716
Accounts receivable, net of allowances of $17,455 and $22,000 as of December 31, 2019 and 2018, respectively	432,289	286,187
Prepaid expenses and other current assets	65,285	2,906
Total current assets	503,972	318,809

Right of Use Asset – Operating Lease, net	195,441	0
Property and equipment, net	5,915	8,627
Software, net	184,676	0
Deposits	6,937	6,667
Total assets	$896,941	$334,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$217,777	$367,536
Accrued payroll	218,352	218,328
Accrued interest payable	939,440	839,189
Accrued retirement	254,348	244,423
Accrued expenses – other and other current liabilities	243,031	87,581
Current maturities of long-term obligations	950,000	686,000
Operating lease liability - Short-term	74,373	0
Current maturities of long-term obligations - related parties	512,935	34,350
Notes payable	332,500	332,500
Notes payable - related parties	58,000	102,000
Total current liabilities	3,800,756	2,911,907

Long-term obligations:
Notes payable:
Other	486,890	744,335
Related parties	394,000	677,955
Operating Lease liability - Long-term	122,605	0

Total liabilities	4,804,251	4,334,197

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 29,061,883 shares	29,061	29,061
Additional paid-in capital	30,638,173	30,593,366
Accumulated deficit	(34,574,544)	(34,622,521)
Total stockholders’ deficiency	(3,907,310)	(4,000,094)
Total liabilities and stockholders’ deficiency	$896,941	$334,103

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2019	2018
Sales	$7,094,279	$6,370,336
Cost of sales	4,422,533	4,158,408
Gross profit	2,671,746	2,211,928

Costs and expenses:
General and administrative	1,334,051	1,084,260
Selling	1,008,558	917,975
Total costs and expenses	2,342,609	2,002,235

Operating income	329,137	209,693

Other income - (see Note 6 & Note 7)	0	83,250

Interest expense:
Related parties	(89,079)	(61,923)
Other	(192,081)	(194,020)
Total interest expense	(281,160)	(255,943)

Net income	$47,977	$37,000

Net income/loss per share – basic and diluted	$.00	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883

Weighted average shares outstanding – diluted	29,811,883	29,061,883

INFINITE GROUP, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2019 and 2018
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	29,061,883	$29,061	$30,591,896	$(34,659,521)	(4,038,564)

Stock based compensation	0	0	1,470	0	1,470
Net income	0	0	0	37,000	37,000

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	(4,000,094)

Stock based compensation	0	0	44,807	0	44,807
Net income	0	0	0	47,977	47,977

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	(3,907,310)

See notes to audited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$47,977	$37,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	44,807	1,470
Depreciation and amortization	29,648	24,183
Bad debt recovery	0	(8,000)
Gain on settlement of debt	0	(83,250)
(Increase) decrease in assets:
Accounts receivable	(146,102)	201,107
Prepaid expenses and other current assets	(62,649)	1,419
Increase (decrease) in liabilities:
Accounts payable	(149,759)	(497,395)
Accrued expenses and other current liabilities	255,725	183,807
Accrued retirement	9,925	9,537
Net cash provided by (used in) operating activities	29,572	(130,122)

Cash flows from investing activities:
Purchases of property and equipment	(1,945)	(546)
Capitalization of software development costs	(194,215)	0
Net cash used in investing activities	(196,160)	(546)

Cash flows from financing activities:
Proceeds from notes payable - related parties	200,000	90,000
Repayments of notes payable - related parties	(56,730)	(3,350)
Net cash provided by financing activities	143,270	86,650

Net decrease in cash	(23,318)	(44,018)

Cash - beginning of year	29,716	73,734

Cash - end of year	$6,398	$29,716

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$152,908	$121,522

Income taxes	$0	$0
See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity and VMWare support services. There were no significant sales from customers in foreign countries during 2019 and 2018. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating income of $329,137 in 2019 and $209,693 in 2018, net income of $47,977 in 2019 and $37,000 in 2018, and stockholders’ deficiencies of $3,907,310 and $4,000,094 at December 31, 2019 and 2018, respectively. Accordingly and due to current working capital deficit of approximately $3.3 million, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

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

The Company’s cybersecurity services business is conducted within its professional services organization (PSO). The Company provides services and technical resources to support both its channel partners and end customers. The Company’s goal is to expand on these services throughout the United States via its growing partner network and salesperson team.

The Company is working to expand its managed services business with its current federal enterprise customer and its customers.

Nodeware® - In May 2016, the Company filed a provisional patent application for its proprietary product, Nodeware.  In May 2017, the Company filed a utility patent application for Nodeware. The patent application is ready for examination by the U.S. patent application examiner. The Company launched Nodeware in November 2016. Nodeware is an automated vulnerability management and network security scanning solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against hackers and ransomware with simplicity and affordability. Customers have the option to purchase Nodeware to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for SMEs with single subnet or several subnets as well as accommodating larger organizations with more advanced network needs.

Nodeware assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary dashboard. Continuous and automated internal scanning and external on demand scanning are available within this offering.

Nodeware continues to release upgrades with the most recent one in August 2019. This upgrade provides a next generation of the Platform. The new platform’s features include integration of a new, cutting-edge scanning engine, a new reporting engine to easily access reports within the Dashboard, allowing users to securely archive every report and retrieve them instantly and greater technology enhancements around device identification and fingerprinting. Another new feature added to Nodeware was on-demand report generation, which enables IGI’s channel partners to easily pull reports for customers and run reports simultaneously for better cybersecurity management.

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

Cybersecurity Services - The Company provides cybersecurity consulting services to channel partners and direct customers across different vertical markets (banking, healthcare, manufacturing, etc.). Its cybersecurity projects use Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. The Company validates overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. The Company has also started a Managed Detection & Response (MDR) program. This MDR solution includes preparation & consultation, detection and analysis, containment & eradication, and incident response all in one program. It includes 24 by 7 monitoring at the Company’s Security Operations Center.

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

During 2019, the Company borrowed $200,000 from a related party under the terms of a note payable. At December 31, 2019, the Company had $300,000 available under this financing agreements. During 2018, the Company borrowed $90,000 from related parties under the terms of demand notes.

During 2017, the Company originated lines of credit with related parties totaling $175,000 and borrowed $140,000. During 2018, the Company borrowed an additional $20,000. At December 31, 2019, the Company had approximately $15,000 available under these financing agreements.

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

The Company plans to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of our notes payable based on its cash flow.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $17,455 for doubtful accounts was reasonably stated at December 31, 2019 ($22,000 – 2018).

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

Loan Origination Fees - The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement and show as a reduction of the debt.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.35% at December 31, 2019) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2019, the Company sold approximately $4,742,933 ($5,181,140 - 2018) of its accounts receivable to the Purchaser.  As of December 31, 2019, $324,125 ($363,213 - 2018) of these receivables remained outstanding.  Additionally, as of December 31, 2019, the Company had $67,000 available under the financing line with the financial institution ($0 - 2018).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $32,412 at December 31, 2019 ($36,321 - 2018) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $53,600 for the year ended December 31, 2019 ($53,600 - 2018). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of December 31, 2019, there is $194,215 of costs capitalized and $9,539 of accumulated amortization ($0 in 2018). During the year ended December 31, 2019 there was $9,539 of amortization expense recorded ($0 in 2018). Future amortization is expected to be $184,676 at a rate of $58,092, $64,738, $55,500 and $6,646 for the years 2020, 2021, 2022 and 2023, respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $58,000 and $182,000 during the year ended December 31, 2019 and 2018, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2019 and 2018.

Revenue Recognition - Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach and applied the guidance to those contracts which were not completed as of January 1, 2018. Adoption of Topic 606 did not impact the timing of revenue recognition in the Company’s financial statements for the current or prior periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts.

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

The Company sells licenses of Nodeware and third-party software, principally Webroot. Substantially all customers are invoiced monthly at fixed rates for license fees and revenue is recognized over time.

The Company sells VMware software and service credits. Sales are recorded upon receipt of the software or credits by the customer. The Company does not take title to the software or credits. Accordingly, the Company accounts for these as agent sales and reduces its sales amount by the related cost of sales.

   The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at December 31, 2019 or 2018 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2019	2018
Managed support services	$4,986,217	$4,922,061
Cybersecurity projects and software	1,569,972	1,177,769
Other IT consulting services	538,090	270,506
Total sales	$7,094,279	$6,370,336

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

Cyber security projects and software

Cyber security projects and software revenue includes the selling of licenses of Nodeware™ and third-party software, principally Webroot™ as well as performing cybersecurity assessments, testing and consulting as a vCISO (Virtual Chief Information Security Officer).

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

● Cybersecurity assessments, testing and vCISO services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied.  If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are either based on an allocation of the transaction price to each performance obligation based on a relative standalone selling price of the products sold.

● In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is recognized. For the year ended December 31, 2019, we recognized revenue of $17,497 that was included in the accrued expenses-other liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is $168,824, and the remaining deferred revenue of $10,000 is scheduled to be realized in 2022.

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

During 2019, sales to one client, including sales under subcontracts for services to several entities, accounted for 62.6% of total sales (69.7% - 2018) and 22.1% of accounts receivable at December 31, 2019 (10.5% - 2018).

Sales and Cost of Sales - The Company designates certain sales of third party software and project credits as agent sales where the Company does not have the performance obligation to deliver the software or credits to the end user. Accordingly, cost of sales is recorded as a reduction of sales and only the gross profit is included in sales in the accompanying statements of operations. For the years ended December 31, 2019 and 2018, the Company designated agent sales of $238,136 and $488,314, respectively. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheets.

Stock Options - The Company recognizes compensation expense related to stock-based payments at the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the awards.

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2019 or 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2016 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Numerator for basic and diluted net income per share:
Net income	$47,977	$37,000
Basic and diluted net income per share	$.00	$.00

Weighted average common shares outstanding
Basic shares	29,061,883	29,061,883
Diluted shares	29,811,883	29,061,883

Anti-dilutive shares excluded from net income per share	29,195,736	28,952,076

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise or conversion prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

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

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

		December 31,
	Depreciable Lives	2019	2018
Software	3 years	$34,934	$34,934
Equipment	3 to 10 years	131,719	129,774
Furniture and fixtures	5 to 7 years	17,735	17,735
		184,388	182,443
Accumulated depreciation		(178,473)	(173,816)
		$5,915	$8,627

Depreciation expense was $4,567 and $10,267 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5. - LOAN FEES

On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The Company paid an origination fee consisting of (i) 600,000 shares of its common stock valued at $30,000 and (ii) an immediately exercisable option to purchase 600,000 shares of its common stock at an exercise price of $.05 valued at $23,400 using the Black-Scholes option-pricing model, which was fully expensed through December 31, 2017. On September 30, 2016, the note maturity date was extended from December 31, 2017 to January 1, 2020. This note has not been extended as of the date of this filing. As consideration for extending the maturity date, the Company granted the lender an option to purchase 800,000 common shares at $.04 per share with an estimated fair value of $14,720 using the Black-Scholes option-pricing model, which is being amortized ratably over the period January 1, 2018 through December 31, 2019.

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

The unamortized deferred financing costs are recorded as a reduction of the principal owed and are expensed over the life of the debt or the extension period. At December 31, 2019, the Company has deferred financing costs of $52,220 less accumulated amortization expenses of $39,110 ($25,195 - 2018) with a net carrying value of $13,110 ($27,025 - 2018). These amounts are shown as a reduction to the debt. See Note 7.

NOTE 6. - NOTES PAYABLE - CURRENT

Notes payable consist of:
	December 31,
	2019	2018
Demand note payable, 10%, secured by Software (A)	$12,500	$12,500
Demand note payable to former director, 10%, unsecured	30,000	30,000
Convertible demand note payable to former director, 12%, unsecured (B)	40,000	40,000
Convertible notes payable, 6% (C)	150,000	150,000
Convertible term note payable, 7%, secured (D)	100,000	100,000
	$332,500	$332,500

(A)
Demand Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software.

(B)
Convertible demand note payable to former director, 12%, unsecured - At December 31, 2019 and 2018, the Company was obligated for $40,000 with interest at 12%. The note is unsecured and the principal is convertible at the option of the holder into shares of common stock at $.11 per share.

(C)
Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2019, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2018) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $.05 per share. The Notes bear interest at 6.0% at December 31, 2019 (6.0% - 2018). The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

(D)
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

Notes payable - related parties consist of:

	December 31,
	2019	2018
Demand notes payable to officer and director, 6%, unsecured	$38,000	$82,000
Demand note payable to director, 6%, unsecured	20,000	20,000
	$58,000	$102,000

NOTE 7. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:

	December 31,
	2019	2018
2016 note payable, 6%, unsecured, due December 31, 2021 (A)	$500,000	$500,000
Convertible note payable, 6%, due January 1, 2020 (B)	264,000	264,000
Note payable, 10%, secured, due January 1, 2018 (C)	265,000	265,000
Convertible term note payable,12%, secured, due August 31, 2018 (D)	175,000	175,000
Term note payable - PBGC, 6%, secured (E)	246,000	246,000
	1,450,000	1,450,000
Less: deferred financing costs	13,110	19,665
	1,436,890	1,430,335
Less: current maturities	950,000	686,000
	$486,890	$744,335

(A)
2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $467,225 at December 31, 2016 consisting of principal due of $500,000 offset by deferred financing costs of $32,775. As of December 31, 2019, the balance was $486,890 (2018 - $480,335). The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

(B)
Convertible note payable, 6%, due January 1, 2020 - This note has the same terms as item (C) of Note 6 except it matures on January 1, 2020 and has not been extended.

(C)
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

(D)
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

(E)
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

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2019	2018
Note payable, up to $500,000, 7.5%, due August 31, 2026 (A)	$200,000	0
Convertible notes payable, 6% (B)	155,300	$155,300
Note payable, $400,000 line of credit, 8.35%, unsecured (C)	366,635	379,365
Convertible note payable, 7%, due March 31, 2021 (D)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (E)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (F)	70,000	70,000
	906,935	719,665
Less deferred financing costs	0	7,360
	906,935	712,305
Less current maturities	512,935	34,350
	$394,000	$677,955

(A)
Note payable of up to $500,000, 7.5%, due August 31, 2026 - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019, which remains outstanding as of December 31, 2019. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

(B)
Convertible notes payable, 6% - The Company has various notes payable to related parties totaling $155,300 of which $146,300 matured on January 1, 2020 and $9,000 matures on January 1, 2021. The notes that matured on January 1, 2020 were not extended and are past due. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The notes bear interest at 6.75% at December 31, 2019. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2020 was 6.00%.

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

(C)
Note payable, $400,000 line of credit, 8.35%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. This agreement was not extended and is past due. The Company is required to provide the lender with a report stating the use of proceeds for each pending draw under the line of credit. Borrowings of $100,000 or more bear interest at the prime rate plus 2.85% (effective rate of 7.60% at December 31, 2019). Principal and interest are due monthly using an amortization schedule that requires payments of $8,000 annually and a balloon payment of the remaining balance at maturity. The balance of the note payable was $366,635 at December 31, 2019 ($372,005 - 2018) consisting of principal due of $366,635 ($379,365 - 2018) offset by deferred financing costs of $0 ($7,360 – 2018).

(D)
Convertible note payable, 7%, due March 31, 2021 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share. In 2019, the Company officer extended the due date to March 31, 2021.

(E)
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

(F)
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

Long-Term Obligations

As of December 31, 2019, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2020	$698,020	$0	$698,020
2020	764,915	0	764,915
2021	624,000	13,110	610,890
2022	0	0	0
2023	70,000	0	70,000
2024	0	0	0
2025	0	0	0
2026	200,000	0	200,000
Total long-term obligations	$2,356,935	$13,110	$2,343,825

NOTE 8. - STOCKHOLDERS' DEFICIENCY

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2019, and 2018, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 990,000 common shares at December 31, 2019 (1,030,000 - 2018).

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 4,000,000 common shares of which 3,000 common shares are available for grant at December 31, 2019 (348,000 - 2018). Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares of which 141,500 common shares are available for grant at December 31, 2019. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

NOTE 9. - STOCK OPTION PLANS AND AGREEMENTS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with consultants and a member of the Board of which options for an aggregate of 500,000 common shares are outstanding at December 31, 2019 with an average exercise price of $.15 per share. At December 31, 2019, options for 500,000 shares are vested. Options for 938,000 shares were forfeited unvested in January 2019.

Loan Fees - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 which remains outstanding as of December 31, 2019. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

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

The following assumptions were used for the years ended December 31, 2019 and 2018.

	2019	2018
Risk free interest rate	1.38% to 2.55%	2.86% to 2.95%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	2.75 to 3.90 years	2.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2019 and 2018:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031,000	$.10
Granted	300,000	$.02
Expired	(411,000)	$.26
Outstanding at December 31, 2018	7,920,000	$.09
Granted	4,203,500	$.03
Expired	(275,000)	$.07
Forfeited	(938,000)	$.23
Outstanding at December 31, 2019	10,910,500	$.05	4.1 years	$165,600

Vested or expected to vest and exercisable at December 31, 2019	10,910,500	$.05	4.1 years	$165,600

At December 31, 2019, there was $0 of total unrecognized compensation cost related to outstanding non-vested options.

The weighted average fair value of options granted was $.03 and $.01 per share for the years ended December 31, 2019 and 2018, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 10. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2019	2018
Deferred:
Federal	$49,000	$158,000
State	6,000	170,000
	55,000	328,000
Change in valuation allowance	(55,000)	(328,000)
	$0	$0

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $7,300,000 ($7,600,000 - 2018) and various state net operating loss carryforwards of approximately $3,200,000 ($3,400,000 - 2018) which expire from 2020 through 2039.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2019, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit plan expenses in the amount of approximately $1,943,000 ($1,998,000 - 2018), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,650,000	$1,707,000
Defined benefit pension liability	60,000	60,000
Operating Lease ROU	(48,000)	0
Operating Lease Liability	48,000	0
Reserves and accrued expenses payable	233,000	231,000
Gross deferred tax asset	1,943,000	1,998,000
Deferred tax asset valuation allowance	(1,943,000)	(1,998,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%

Change in valuation allowance	(115.6)	(886.4)
Net operating loss carryforward expiration	71.5	315.0
State taxes	12.8	458.4

Expired stock-based compensation	3.1	7.6
Note receivable reserve	0.0	77.7
Other permanent non-deductible items	7.2	6.7
Effective income tax rate	0.0%	0.0%

NOTE 11. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $254,348 and $244,423, as of December 31, 2019 and 2018, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2019, 401(k) employee contribution limits are $19,000 plus a catch-up contribution for those over age 50 of $6,000. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2019 or 2018.

NOTE 12. - LEASE

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Upon adoption of the ASU on January 1, 2019, the Company recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease.

Supplemental balance sheet information related to the operating lease was as follows:

December 31, 2019
Right of use asset – lease, net	$195,441
Operating lease liability - short-term	$74,373
Operating lease liability - long-term	122,605
Total operating lease liability	$196,978

Discount rate - operating lease	6.0%

NOTE 13. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $157,067 at December 31, 2019 ($148,703 - 2018).

NOTE 14. - SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus was reported in Wuhan, Hubei province, China. In the first several months of 2020, the virus, SARS-CoV-2, and resulting disease, COVID-19, spread to the United States, including New York State, the geographic location in which the Company’s headquarters operates. On March 21, 2020, New York Governor Andrew Cuomo issued an Executive Order entitled “New York State on PAUSE” (Policy that Assures Uniform Safety for Everyone) (the “Order”), pursuant to which, all non-essential employees (as defined by the State) must stay at home starting March 22, 2020 through April 19, 2020. The Company was deemed essential. On March 25, 2020, Colorado Governor Jared Polis announced an executive order for Coloradans to stay at home in order to help prevent the spread of coronavirus. The stay-at-home order went into effect Thursday, March 26, 2020 at 6 a.m. and will last through Saturday, April 11, 2020.

Beginning March 16, 2020, prior to the Order, most of the Company’s New York employees began temporarily working remotely to ensure the safety and well-being of our employees and their families. The Colorado employees began working remotely on March 26, 2020. The Company’s technology infrastructure, for some time, has been set up to handle offsite seamless operations to address alternative disaster recovery disruption. As a result, all employees will continue to work remotely unless they report needing sick leave or family leave pursuant to regulated benefits.