Form 10-K/A
period 2019-12-31
INFINITE GROUP INC
filed 2020-05-11
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
  (Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
NONE

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the quarterly period ended December 31, 2019 of Infinite Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on March 30, 2020 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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
INFINITE GROUP, INC.
Form 10-K

TABLE OF CONTENTS

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	3
	Signatures	5

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
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

Infinite Group, Inc.

Date: March 31, 2020	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2020

/s/ Richard Glickman
Richard Glickman	VP Finance and Chief Accounting Officer	March 31, 2020
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	Chief Operating Officer and Director	March 31, 2020

/s/ Donald W. Reeve
Donald W. Reeve	Chairman of the Board	March 31, 2020