Form 10-Q
period 2020-03-31
INFINITE GROUP INC
filed 2020-05-11
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 8, 2020.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2020 (Unaudited) and December 31, 2019	3

Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019	4

Statements of Stockholders’ Deficiency (Unaudited) for the three months ended March 31, 2020 and 2019	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019	6

Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 6. Exhibits	15

SIGNATURES	15

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	March 31,	December 31,
	2020 (Unaudited)	2019
ASSETS
Current assets:
Cash	$106,439	$6,398
Accounts receivable, net of allowances of $12,629 and $17,455, respectively	436,712	432,289
Prepaid expenses and other current assets	50,208	65,285
Total current assets	593,359	503,972
Right of use asset – lease, net	177,189	195,441
Property and equipment, net	9,768	5,915
Software, net	232,660	184,676
Deposit	6,937	6,937
Total assets	$1,019,913	$896,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$289,770	$217,777
Accrued payroll	362,510	218,352
Accrued interest payable	946,704	939,440
Accrued retirement	256,891	254,348
Accrued expenses - other	167,068	243,031
Operating lease liability - short-term	75,809	74,373
Current maturities of long-term obligations	950,000	950,000
Current maturities of long-term obligations - related parties	544,255	512,935
Notes payable	332,500	332,500
Notes payable - related parties	54,000	58,000
Total current liabilities	3,979,507	3,800,756

Long-term obligations:
Notes payable:
Other	488,529	486,890
Related parties	360,000	394,000
Operating lease liability - long-term	103,119	122,605
Total liabilities	4,931,155	4,804,251

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,640,303	30,638,173
Accumulated deficit	(34,580,606)	(34,574,544)
Total stockholders’ deficiency	(3,911,242)	(3,907,310)
Total liabilities and stockholders’ deficiency	$1,019,913	$896,941

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2020	2019

Sales	$1,899,595	$1,687,794
Cost of sales	1,123,066	1,057,170
Gross profit	776,529	630,624

Costs and expenses:
General and administrative	374,530	277,605
Selling	346,701	253,306
Total costs and expenses	721,231	530,911

Operating income	55,298	99,713

Interest expense:
Related parties	(15,863)	(16,638)
Other	(45,497)	(48,039)
Total interest expense	(61,360)	(64,677)

Net income (loss)	$(6,062)	$35,036

Net income (loss) per share – basic and diluted	$.00	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883

Weighted average shares outstanding – diluted	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2020 and 2019

Three Months Ended March 31, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

Three Months Ended March 31, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,062)	$35,036
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Stock based compensation	2,130	260
Depreciation and amortization	12,450	5,313
(Increase) decrease in assets:
Accounts receivable	(4,423)	(104,599)
Prepaid expenses and other assets	15,077	(8,955)
Increase (decrease) in liabilities:
Accounts payable	71,993	(81,007)
Accrued expenses	75,459	136,305
Accrued retirement	2,543	2,444
Net cash provided (used) by operating activities	169,167	(15,203)

Cash flows from investing activities:
Purchase of property and equipment	(4,924)	0
Capitalization of software development costs	(57,522)	0

Net cash used by financing activities	(62,446)	0

Cash flows from financing activities:
Repayments of notes payable - related party	(6,680)	(2,010)

Net cash used by financing activities	(6,680)	(2,010)

Net increase (decrease) in cash	100,041	(17,213)

Cash - beginning of period	6,398	29,716

Cash - end of period	$106,439	$12,503

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$53,404	$35,490

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2019 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

Note 2. Management Plans - Capital Resources

The Company reported net loss of $6,062 and a net income of $35,036 for the three months ended March 31, 2020 and 2019, respectively, and stockholders’ deficiencies of $3,911,242 and $3,907,310 at March 31, 2020 and December 31, 2019, respectively. Accordingly and due to current working capital deficit of approximately $3.4 million, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements. The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company uses a formal financial review and budgeting process as a tool for improvement that has aided expense reduction and internal performance. The Company’s business plans require improving the results of its operations in future periods.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2019 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

Revenue -

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2020 or 2019 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended March 31,
	2020	2019
Managed support services	$1,141,761	$1,228,747
Cybersecurity projects and software	646,834	310,608
Other IT consulting services	111,000	148,439
Total sales	$1,899,595	$1,687,794

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

Cybersecurity projects and software

Cybersecurity projects and software revenue includes the selling of licenses of Nodeware® and third-party software, principally Webroot™ as well as performing cybersecurity assessments and testing.

● Nodeware® and Webroot™ software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements.  Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenues related to the term associated with our software licenses is recognized ratably over the contractual period.

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

During the three months ended March 31, 2020, sales to one client, including sales under subcontracts for services to several entities, accounted for 58.4% of total sales (65.0% - 2019) and 48.9% of accounts receivable at March 31, 2020 (22.1% - December 31, 2019).

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of March 31, 2020, there was $251,737 of costs capitalized ($194,215 as of December 31, 2019) and $19,077 of accumulated amortization ($9,539 as of December 31, 2019). During the quarter ended March 31, 2020 there was $9,538 of amortization expense recorded ($0 in 2019). Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $17,400 and $49,100 during the quarter ended March 31, 2020 and 2019, respectively.

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. Supplemental balance sheet information related to the lease on March 31, 2020 and December 31, 2019 is as follows:

Description	Classification	March 31, 2020	December 31, 2019
Right of Use Asset – Lease, net	Other assets (non-current)	$177,189	$195,441
Operating Lease liability – Short-term	Accrued liabilities	75,809	74,373
Operating Lease liability – Long-term	Other long-term liabilities	103,119	122,605

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at March 31, 2020) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2020, the Company sold approximately $1,052,000 ($1,082,000 - March 31, 2019) of its accounts receivable to the Purchaser. As of March 31, 2020, approximately $99,000 ($324,000 - December 31, 2019) of these receivables remained outstanding. Additionally, as of March 31, 2020, the Company had approximately $156,000 available under the financing line with the financial institution ($67,000 - December 31, 2019). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $9,900, at March 31, 2020 ($32,400 - December 31, 2019), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $11,026 for the three months ended March 31, 2020 ($13,782 - March 31, 2019). These financing line fees are classified on the statements of operations as interest expense.

Note 5: Debt Obligations

Three debt obligations became due on January 1, 2020. The total amount of these debt instruments is approximately $774,000 as of March 31, 2020. The due dates have not been extended. The amount of debt with related parties is approximately $510,000 as of March 31, 2020.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended:

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(6,062)	$35,036
Basic and diluted net income (loss) per share	$.00	$.00

Weighted average common shares outstanding
Basic and diluted shares	29,061,883	29,061,883

Anti-dilutive shares excluded from net income (loss) per share calculation	32,673,741	28,123,143

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 11,020,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 75,000 options were granted for the three months ended March 31, 2020. 50,000 options were granted for the three months ended March 31, 2019. The following assumptions were used for the three months ended March 31, 2020.

Risk-free interest rate	1.40%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 years

The Company recorded expense for options issued to employees and independent service providers of $2,130 and $260 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, there was no unrecognized compensation cost related to non-vested options. 25,000 options vested during the three months ended March 31, 2020.

A summary of all stock option activity for the three months ended March 31, 2020 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,910,500	$.05
Granted	75,000.05
Forfeited	0.00
Expired	(35,000)	.05
Outstanding at March 31, 2020	10,950,500	$.05	3.8 years	$174,700

At March 31, 2020 - vested or
expected to vest and exercisable	10,950,500	$.05	3.8 years	$174,700

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $165,216 at March 31, 2020 ($157,067 - December 31, 2019).

Note 9. Subsequent Events

Subsequent to March 31, 2020, the Company entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”). The signed Note was provided to the Company on April 10, 2020. The Note provides funding to the Company in the amount of $957,373 and is restricted to certain uses and cannot be used to repay debt. The interest rate on the Note is fixed at 1.00% and the payments of principal and interest shall be deferred for six months from the date of the Note. Interest shall continue to accrue. The loan evidenced by the Note was made under the Paycheck Protection Plan (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of this Note may be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. All remaining principal and accrued interest is due and payable two (2) years from date of Note.

On April 15, 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares. Options are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally.

During the first quarter of 2020, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and transitioning towards virtual sales and marketing events. Our sales and marketing expenses decreased during the first quarter of 2020, and we expect these expenses will be lower compared to prior year periods due to the ongoing impact of the COVID-19 pandemic on travel and in-person marketing events.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. is a provider of managed IT and virtualization services and a developer and provider of cybersecurity tools and solutions to private businesses and government agencies. As part of these services we:

●
focus on key security services (virtual CISO, compliance review and assessment, incident response, penetration testing, and vulnerability assessments) to solve and simplify security for small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We act as the security layer to both internal IT and third-party IT (MSPs, VARs, MSSPs) organizations. We work with both our channel partners and direct customers to provide these services;

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table compares our statements of operations data for the three months ended March 31, 2020 and 2019. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$1,899,595	100.0%	$1,687,794	100.0%	$211,801	12.5%
Cost of sales	1,123,066	59.1	1,057,170	62.6	65,896	6.2
Gross profit	776,529	40.9	630,624	37.4	145,905	23.1
General and administrative	374,530	19.7	277,605	16.4	96,925	34.9
Selling	346,701	18.3	253,306	15.0	93,395	36.9
Total costs and expenses	721,231	38.0	530,911	31.4	190,320	35.8
Operating income	55,298	2.9	99,713	5.9	(44,415)	(44.5)
Interest expense	(61,360)	(3.2)	(64,677)	(3.8)	(3,317)	(5.1)
Net income (loss)	$(6,062)	(0.3)%	$35,036	2.1%	$(41,098)	(117.3)%

Net income (loss) per share - basic and diluted	$.00		$.00		$.00

Sales

Our managed support service sales comprised approximately 60% of our sales in 2020 and approximately 73% in 2019. Our cybersecurity projects and software sales, primarily to SMEs, were approximately 34% of our total sales as compared to approximately 18% for 2019.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 76% from 2019 to 2020 was more than offset by sales growth of approximately 108% from our cybersecurity projects and software business during the three months ended March 31, 2019 as compared to 2018. Our goal is to continue to grow our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We also hope to recapture some of our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We have grown our cybersecurity projects team to meet demand and terminated some support personnel in the last year as part of efficiency measures. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $145,905 primarily due to improved cybersecurity projects sales and better cost containment of salaries as noted.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased due primarily to personnel increases and increases to professional fees for legal and accounting services.

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople throughout 2019 to sell our cybersecurity services and software and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was offset by approximately $57,000 for capitalized labor relating to software development costs.

Operating Income

The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the three months ended March 31, 2020 as compared to 2019.

Interest Expense

The decrease in interest expense is principally attributable to the decrease in interest rates over the last year.

Net Income (loss)

The decrease is attributable to the items discussed above for the three months ended March 31, 2020 as compared to 2019.

Liquidity and Capital Resources

At March 31, 2020, we had cash of $106,439 available for working capital needs and planned capital asset expenditures. At March 31, 2020, we had a working capital deficit of approximately $3,386,000 and a current ratio of .15.

During 2020, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2020, we had financing availability, based on eligible accounts receivable, of approximately $156,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with three related parties in previous years. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2020, we had approximately $38,000 of availability under the LOC Agreements.

At March 31, 2020, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $950,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including $264,000 due on January 1, 2020 which has not been extended. We also have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018, which the due date has not been extended. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended and $175,000 due on August 31, 2018, which have not been renewed or amended.

We also have current maturities of our long-term debt to related parties of approximately $544,000 of which approximately $510,000 was due on January 1, 2020 and has not been extended. Also included is a note payable for $25,000 due to an officer of the Company which is due on March 31, 2021 and a separate note for $9,000 due on January 1, 2021. We also have a current demand note payable to a related party of $34,000.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a LOC Agreement which was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at March 31, 2020.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have long-term obligations to third parties of $500,000 due on December 31, 2021.

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at March 31, 2020.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $200,000 at March 31, 2020.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net cash provided (used) by operating activities	$169,167	$(15,203)
Net cash used by investing activities	(62,446)	0
Net cash used by financing activities	(6,680)	(2,010)
Net increase (decrease) in cash	$100,041	$(17,213)

Cash Flows Provided (Used) by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $6,062 for 2020 was offset in part by non-cash expenses and credits of $19,406. In addition, a decrease in accounts receivable and other assets of $5,828, offset by an increase in accrued payroll and other expenses payable of $78,002 and in accounts payable of $71,993 resulting in cash provided by operating activities of $169,167.

We market Webroot and Nodeware to our IT channel partners who resell to their customers. We continue to make investments in expanding our sales of cyber security and Nodeware licenses to a growing channel and direct commercial customers. Due to the time of investment in cultivating relationships with our channel partners and end customers needed to generate these new sales, we do not expect to realize a return from our sales and marketing efforts for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities
Cash used by investing activities was $62,446 during the three months ended March 31, 2020. It was primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Used by Financing Activities

Cash used by financing activities was $6,680 for the three months ended March 31, 2020 consisted of principal repayments to related parties.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors

The COVID-19 pandemic could have a material adverse effect on our results of operations, financial position, and cash flows.

The COVID-19 pandemic has created significant uncertainty and economic disruption.  Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; and decreases in cybersecurity services and software license revenues driven by channel partners.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located below in this report. The Index to Exhibits is incorporated herein by reference.

************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinite Group, Inc. (Registrant)
Date: May 11, 2020	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Donald Reeve
Donald Reeve
Chairman

Date: May 11, 2020	/s/ Richard Glickman
Richard Glickman
VP Finance and Chief Accounting Officer
(Principal Financial Officer)

************

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Small Business Administration Note Payable Agreement with Upstate Bank
10.2	2020 Stock Option Plan *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	VP Finance Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	VP Finance Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.