Form 10-Q
period 2020-06-30
INFINITE GROUP INC
filed 2020-08-13
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2020.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2020

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – June 30, 2020 (Unaudited) and December 31, 2019	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019	4

Statements of Stockholders’ Deficiency (Unaudited) for the three and six months ended June 30, 2020 and 2019	5

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	6

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 6. Exhibits	14

SIGNATURES	14

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

	June 30,	December 31,
	2020 (Unaudited)	2019
ASSETS
Current assets:
Cash	$395,779	$6,398
Accounts receivable, net of allowances of $12,629 and $17,455, respectively	994,977	432,289
Prepaid expenses and other current assets	67,867	65,285
Total current assets	1,458,623	503,972
Right of use asset – lease, net	158,664	195,441
Property and equipment, net	10,605	5,915
Software, net	282,526	184,676
Deposit	6,937	6,937
Total assets	$1,917,355	$896,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$264,705	$217,777
Accrued payroll	316,024	218,352
Accrued interest payable	975,108	939,440
Accrued retirement	259,460	254,348
Accrued expenses - other	224,393	243,031
Operating lease liability - short-term	77,267	74,373
Current maturities of long-term obligations	950,000	950,000
Current maturities of long-term obligations - related parties	540,235	512,935
Notes payable	332,500	332,500
Notes payable - related parties	54,000	58,000
Total current liabilities	3,993,692	3,800,756

Long-term obligations:
Notes payable:
Paycheck Protection Plan loan (Note 5)	957,372	0
Other	490,168	486,890
Related parties	360,000	394,000
Operating lease liability - long-term	83,340	122,605
Total liabilities	5,884,572	4,804,251

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,657,153	30,638,173
Accumulated deficit	(34,653,431)	(34,574,544)
Total stockholders’ deficiency	(3,967,217)	(3,907,310)
Total liabilities and stockholders’ deficiency	$1,917,355	$896,941

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$1,703,361	$1,778,648	$3,602,956	$3,466,442
Cost of sales	1,024,775	1,132,040	2,147,841	2,189,210
Gross profit	678,586	646,608	1,455,115	1,277,232

Costs and expenses:
General and administrative	402,226	346,403	776,756	624,008
Selling	299,224	257,354	645,925	510,659
Total costs and expenses	701,450	603,757	1,422,681	1,134,667

Operating income (loss)	(22,864)	42,851	32,434	142,565

Other income (expense)
Interest income	433	0	433	0
Interest expense:
Related parties	(16,783)	(32,131)	(32,645)	(48,770)
Other	(36,523)	(46,581)	(82,021)	(94,620)
Total interest expense	(53,306)	(78,712)	(114,666)	(143,390)
Other Income	2,912	0	2,912	0
Total other income (expense)	(49,961)	(78,712)	(111,321)	(143,390)

Net loss	$(72,825)	$(35,861)	$(78,887)	$(825)

Net loss per share – basic and diluted	$.00	$.00	$.00	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883	29,061,883	29,061,883

Weighted average shares outstanding – diluted	29,061,883	29,061,883	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

Three and Six Months Ended June 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

Stock based compensation	0	0	16,850	0	16,850
Net loss	0	0	0	(72,825)	(72,825)

Balance – June 30, 2020	29,061,883	$29,061	$30,657,153	$(34,653,431)	$(3,967,217)

Three and Six Months Ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

Stock based compensation	0	0	14,250	0	14,250
Net loss	0	0	0	(35,861)	(35,861)

Balance – June 30, 2019	29,061,883	$29,061	$30,607,876	$(34,623,346)	$(3,986,409)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(78,887)	$(825)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	18,980	14,510
Depreciation and amortization	36,215	9,289
(Increase) decrease in assets:
Accounts receivable	(562,688)	(251,793)
Prepaid expenses and other current assets	(2,582)	(27,000)
Increase (decrease) in liabilities:
Accounts payable	46,928	(83,521)
Accrued expenses	114,702	131,037
Accrued retirement	5,112	4,913
Net cash used by operating activities	(422,220)	(203,390)

Cash flows from investing activities:
Purchases of property and equipment	(6,705)	0
Capitalization of software development costs	(128,366)	0

Net cash used by investing activities	(135,071)	0

Cash flows from financing activities:
Proceeds from note payable	957,372	0
Proceeds from issuance of notes payable - related party	0	200,000
Repayments of notes payable - related party	(10,700)	(6,030)

Net cash provided by financing activities	946,672	193,970

Net increase (decrease) in cash	389,381	(9,420)

Cash - beginning of period	6,398	29,716

Cash - end of period	$395,779	$20,296

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$77,080	$68,529
Cash payments for taxes	$0	$0

 See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2019 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

Note 2. Management Plans - Capital Resources

The Company reported net loss of $78,887 and $825 for the six months ended June 30, 2020 and 2019, respectively, and stockholders’ deficiencies of $3,967,217 and $3,907,310 at June 30, 2020 and December 31, 2019, respectively. Accordingly, and due to current working capital deficit of approximately $2.5 million, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

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

Revenue -

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2020 or 2019 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Managed support services	$1,199,546	$1,265,253	$2,341,308	$2,494,000
Cybersecurity projects and software	452,815	372,245	1,099,648	682,853
Other IT consulting services	51,000	141,150	162,000	289,589
Total sales	$1,703,361	$1,778,648	$3,602,956	$3,466,442

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

During the three and six months ended June 30, 2020, sales to one client, including sales under subcontracts for services to several entities, accounted for 66.0% and 62.0%, respectively, of total sales. (62.4% and 63.6%, respectively, in 2019) and 54.0% of accounts receivable at June 30, 2020 (22.1% - December 31, 2019).

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of June 30, 2020, there was $322,581 of costs capitalized ($194,215 as of December 31, 2019) and $40,055 of accumulated amortization ($9,539 as of December 31, 2019). During the three and six months ended June 30, 2020, there was $20,978 and $30,516, respectively, of amortization expense recorded ($0 in 2019). During the three and six months ended June 30, 2020, there was $59,900 and $77,400, respectively, of labor amounts expensed related to these development costs ($51,500 and $100,600, respectively, in 2019).

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. Supplemental balance sheet information related to the lease on June 30, 2020 and December 31, 2019 is as follows:

Description	Classification	June 30, 2020	December 31, 2019
Right of Use Asset – Lease, net	Other assets (non-current)	$158,664	$195,441
Operating Lease liability – Short-term	Current liabilities	77,267	74,373
Operating Lease liability – Long-term	Other long-term liabilities	83,340	122,605

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at June 30, 2020) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended June 30, 2020, the Company sold approximately $1,207,000 ($2,292,000 – June 30, 2019) of its accounts receivable to the Purchaser. As of June 30, 2020, approximately $0 ($324,000 - December 31, 2019) of these receivables remained outstanding. Additionally, as of June 30, 2020, the Company had approximately $525,000 available under the financing line with the financial institution ($67,000 - December 31, 2019). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $0, at June 30, 2020 ($32,400 - December 31, 2019), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $15,536 for the six months ended June 30, 2020 ($26,365- June 30, 2019). These financing line fees are classified on the statements of operations as interest expense.

Note 5: Debt Obligations

Three debt obligations became due on January 1, 2020. The total amount of these debt instruments is approximately $770,000 as of June 30, 2020. The due dates have not been extended. The amount of this debt with related parties is approximately $506,000 as of June 30, 2020.

On April 10, 2020, the Company entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”). The Note provides funding for working capital to the Company in the amount of $957,372 and is restricted to certain uses and cannot be used to repay debt. The interest rate on the Note is fixed at 1.00% and the payments of principal and interest shall be deferred for six months from the date of the Note. Interest shall continue to accrue. The loan evidenced by the Note was made under the Paycheck Protection Plan (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of this Note may be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. All remaining principal and accrued interest is due and payable two (2) years from date of Note. The Company believes it has used the funds per the Act and will submit an application for 100% forgiveness of the loan during the third quarter of 2020. However, based on the uncertainty of the application review process, the full amount continues to be recorded as a liability as of June 30, 2020.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted net income (loss) per share:
Net loss	$(72,825)	$(35,861)	$(78,887)	$(825)
Basic and diluted net loss per share	$.00	$.00	$.00	$.00

Weighted average common shares outstanding
Basic and diluted shares	29,061,883	29,061,883	29,061,883	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	32,910,942	30,738,588	32,910,942	30,738,588

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,520,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

On April 15, 2020, the Company’s board of directors approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares. As of June 30, 2020, 1,000,000 options to purchase shares remain unissued under the 2020 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 575,000 options were granted for the six months ended June 30, 2020 with a weighted average fair value of $ .03 per option. 2,050,000 options were granted for the six months ended June 30, 2019. The following assumptions were used during the six months ended June 30, 2020.

Risk-free interest rate	0.26%-1.40%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75-3.01 years

The Company recorded expense for options issued to employees and independent service providers of $16,850 and $18,980 for the three and six months ended June 30, 2020, respectively ($0 and $260 in 2019).

At June 30, 2020, there was no unrecognized compensation cost related to non-vested options and 25,000 options vested during the six months ended June 30, 2020.

A summary of all stock option activity for the three months ended June 30, 2020 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,910,500	$.05
Granted	575,000.06
Forfeited	(25,000)	.05
Expired	(335,000)	.15
Outstanding at June 30, 2020	11,125,500	$.05	3.7 years	$507,600

At June 30, 2020 -
Vested or expected to vest	11,125,500	$.05	3.7 years	$507,600
Exercisable	10,525,500	$.05	3.7 years	$485,600

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $164,067 at June 30, 2020 ($157,067 - December 31, 2019).

Note 9. Subsequent Events

Subsequent to June 30, 2020, the Company paid off the demand note to a related party in the amount of $30,000 plus unpaid interest.

In July 2020, the Company granted options to several management employees to purchase a total of 460,000 shares of the Company’s common stock at an exercise price of $.12 per share of which was immediately vested. The expense recognized is approximately $32,800.

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

The change in the economic environment is starting to have, and will continue to have, an adverse economic impact on our small and mid-size business customers and potential customers. We have seen, and continue to see, affected businesses freeze and furlough headcount, terminate employees, partially or completely shut down business operations, and business failures. Impacted businesses may also face liquidity issues, reduced budgets, or an inability to pay for our services or the same level of our services. In the second quarter of 2020, our revenue growth rate slowed, new sales growth lowered and potential customers delayed decisions to purchase.

During the first six months of 2020, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and transitioning towards virtual sales and marketing events. These types of sales and marketing expenses decreased during the first half of 2020, and we expect these expenses will be lower compared to prior year periods due to the ongoing impact of the COVID-19 pandemic on travel and in-person marketing events.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

●
provide level 2 technical and security support across the application layer and physical and virtual infrastructure including software-based managed services supporting enterprise and federal government customers through our partnership with Perspecta; and

●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table compares our statements of operations data for the three months ended June 30, 2020 and 2019. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$1,703,361	100.0%	$1,778,648	100.0%	$(75,287)	(4.2)%
Cost of sales	1,024,775	60.2	1,132,040	63.6	(107,265)	(9.5)
Gross profit	678,586	39.8	646,608	36.4	31,978	4.9
General and administrative	402,226	23.6	346,403	19.5	55,823	16.1
Selling	299,224	17.6	257,354	14.5	41,870	16.3
Total costs and expenses	701,450	41.2	603,757	33.9	97,693	16.2
Operating income (loss)	(22,864)	(1.3)	42,851	2.4	(65,715)	(153.4)
Other Income	2,912	0.2	0	0.0	2,912
Interest expense	(52,873)	(3.1)	(78,712)	(4.4)	(25,839)	(32.8)
Net loss	$(72,825)	(4.3)%	$(35,861)	(2.0)%	$(36,964)	(103.1)%

Net loss per share - basic and diluted	$.00		$.00		$.00

	Six Months Ended June 30,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$3,602,956	100.0%	$3,466,442	100.0%	$136,514	3.9%
Cost of sales	2,147,841	59.6	2,189,210	63.2	(41,369)	(1.9)
Gross profit	1,455,115	40.4	1,277,232	36.8	177,883	13.9
General and administrative	776,756	21.6	624,008	18.0	152,748	24.5
Selling	645,925	17.9	510,659	14.7	135,266	26.5
Total costs and expenses	1,422,681	39.5	1,134,667	32.7	288,014	25.4
Operating income	32,434	0.9	142,565	4.1	(110,131)	77.2
Other Income	2,912	0.1	0	0.0	2,912
Interest expense	(114,233)	(3.2)	(143,390)	(4.1)	(29,157)	(20.3)
Net loss	$(78,887)	(2.2)%	$(825)	(0.0)%	$(78,062)	(9,462.1)%

Net loss per share - basic and diluted	$.00		$.00		$.00

 Sales

Our managed support service sales comprised approximately 65% of our sales in 2020 and approximately 72% in 2019. Our cybersecurity projects and software sales, primarily to SMEs, were approximately 31% of our total sales as compared to approximately 20% for 2019.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 63% from 2019 to 2020 was more than offset by sales growth of approximately 61% from our cybersecurity projects and software business during the six months ended June 30, 2020 as compared to 2019. Our goal is to continue to grow our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We also hope to recapture some of our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We have grown our cybersecurity projects team to meet demand and terminated some support personnel in the last year as part of efficiency measures. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $177,883 primarily due to improved cybersecurity projects sales and better cost containment of salaries as noted.

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

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople throughout 2019 to sell our cybersecurity services and software and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was offset by approximately $128,000 for capitalized labor relating to software development costs.

Operating Income (Loss)

The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the three and six months ended June 30, 2020 as compared to 2019.

Interest Expense

The decrease in interest expense is principally attributable to the decrease in interest rates over the last year as well as the reduced need for factoring due to the receipt of the Payroll Protection Plan loan (“PPP Loan”).

Net Loss

The decrease is attributable to the items discussed above for the three and six months ended June 30, 2020 as compared to 2019.

Liquidity and Capital Resources

At June 30, 2020, we had cash of $395,779 available for working capital needs and planned capital asset expenditures. At June 30, 2020, we had a working capital deficit of approximately $2,535,069 and a current ratio of .37.

During 2020, until we received the PPP Loan, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provided us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2020, we had financing availability, based on eligible accounts receivable, of approximately $525,000 under this line. We paid fees based on the length of time that the invoice remained unpaid.

On April 10, 2020, we entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”) under the Paycheck Protection Plan (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Note provides funding for working capital to the Company in the amount of $957,373 and is restricted to certain uses and cannot be used to repay debt. The interest rate on the Note is fixed at 1.00% and the payments of principal and interest shall be deferred for six months from the date of the Note. Interest shall continue to accrue. The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of this Note may be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. All remaining principal and accrued interest is due and payable two (2) years from date of Note. The Company believes it has used the funds per the Act and will submit an application for 100% forgiveness of the loan during the third quarter of 2020. However, based on the uncertainty of the application review process, the full amount continues to be recorded as a liability as of June 30, 2020.
We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with three related parties in previous years. The LOC Agreements provide for working capital of up to $400,000 through January 1, 2020, $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2020, we had approximately $55,000 of availability under the LOC Agreements.

At June 30, 2020, we have current notes payable of $332,500 to third parties, which includes convertible notes payable of $290,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

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

We also have current maturities of our long-term debt to related parties of approximately $540,000 of which approximately $510,000 was due on January 1, 2020 and has not been extended. Also included is a note payable for $25,000 due to an officer of the Company which is due on March 31, 2021 and a separate note for $9,000 due on January 1, 2021. We also have a current demand note payable to a related party of $34,000 and a short-term note to a related party for $20,000.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a LOC Agreement which was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at June 30, 2020.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have long-term obligations to third parties of $500,000 due on December 31, 2021.

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2021. The balance is $90,000 at June 30, 2020.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $200,000 at June 30, 2020.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2020	2019
Net cash used by operating activities	$(422,220)	$(203,390)
Net cash used by investing activities	(135,071)	0
Net cash provided by financing activities	946,672	193,970
Net increase (decrease) in cash	$389,381	$(9,420)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $78,887 for 2020 was offset in part by non-cash expenses and credits of $55,195. In addition, an increase in accounts receivable and other assets of $565,270, offset by an increase in accrued payroll and other expenses payable of $119,814 and in accounts payable of $46,928 resulting in cash used by operating activities of $422,220.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $135,071 during the six months ended June 30, 2020. It was primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $946,672 for the six months ended June 30, 2020 consisted of proceeds from the PPP Loan offset by principal repayments to related parties.

Credit Resources

We received approximately $957,000 from the PPP Loan in the 2nd quarter of 2020. The proceeds from the loan have been used for payroll expenses as well as certain other allowable expenses. The loan should be forgiven by the end of 2020. The proceeds also allowed us to not factor our accounts receivable as noted below.

We believe the capital resources available currently as well as under our factoring line of credit, cash from additional related party and third-party loans and cash generated by improving the results of our operations provide sources to fund our ongoing operations and to support our internal growth. Although we have no assurances, we believe that related parties, who have previously provided working capital, and third parties will continue to provide working capital loans on similar terms, as in the past, as may be necessary to fund our on-going in the future, however, substantial doubt about our ability to continue as a going concern has not been alleviated. If we experience significant growth in our sales, we believe that this may require us to increase our financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

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

Infinite Group, Inc. (Registrant)
Date: August 13, 2020	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	/s/ Donald Reeve
Donald Reeve
Chairman

Date: August 13, 2020	/s/ Richard Glickman
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