Form 10-Q
period 2020-09-30
INFINITE GROUP INC
filed 2020-11-12
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,061,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2020.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – September 30, 2020 (Unaudited) and December 31, 2019	3

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019	4

Statements of Stockholders’ Deficiency (Unaudited) for the three and nine months ended September 30, 2020 and 2019	5

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	6

Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	16

SIGNATURES	17

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$206,704	$6,398
Accounts receivable, net of allowances of $12,629 and $17,455, respectively	930,470	432,289
Prepaid expenses and other current assets	103,603	65,285
Total current assets	1,240,777	503,972
Right of use asset – lease, net	139,863	195,441
Property and equipment, net	10,836	5,915
Software, net	322,435	184,676
Deposits	6,937	6,937
Total assets	$1,720,848	$896,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$268,792	$217,777
Accrued payroll	508,310	218,352
Accrued interest payable	622,950	939,440
Accrued retirement	262,055	254,348
Deferred revenue	340,052	178,824
Accrued expenses - other	83,336	64,207
Operating lease liability - short-term	78,750	74,373
Current maturities of long-term obligations	695,000	950,000
Current maturities of long-term obligations - related parties	529,225	512,935
Notes payable	262,500	332,500
Notes payable - related parties	20,000	58,000
Total current liabilities	3,670,970	3,800,756

Long-term obligations:
Notes payable:
Paycheck Protection Program loan (Note 5)	957,372	0
Other	658,280	486,890
Related parties	360,000	394,000
Operating lease liability - long-term	63,050	122,605
Total liabilities	5,709,672	4,804,251

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,744,394	30,638,173
Accumulated deficit	(34,762,279)	(34,574,544)
Total stockholders’ deficiency	(3,988,824)	(3,907,310)
Total liabilities and stockholders’ deficiency	$1,720,848	$896,941

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$1,844,549	$1,819,699	$5,447,505	$5,286,141
Cost of sales	1,058,450	1,197,315	3,206,291	3,386,526
Gross profit	786,099	622,384	2,241,214	1,899,615

Costs and expenses:
General and administrative	462,265	335,528	1,239,021	959,535
Selling	327,109	311,647	973,034	822,307
Total costs and expenses	789,374	647,175	2,212,055	1,781,842

Operating income (loss)	(3,275)	(24,791)	29,159	117,773

Other income (expense)
Interest income	268	0	701	0
Interest expense:
Related parties	(13,737)	(20,890)	(46,383)	(69,659)
Other	(93,192)	(47,390)	(175,212)	(142,010)
Total interest expense	(106,929)	(68,280)	(221,595)	(211,669)
Other income	1,088	0	4,000	0
Total other income (expense)	(105,573)	(68,280)	(216,894)	(211,669)

Net loss	$(108,848)	$(93,071)	$(187,735)	$(93,896)

Net loss per share – basic and diluted	$.00	$.00	$(.01)	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883	29,061,883	29,061,883

Weighted average shares outstanding – diluted	29,061,883	29,061,883	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

Three and Nine Months Ended September 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

Stock based compensation	0	0	16,850	0	16,850
Net loss	0	0	0	(72,825)	(72,825)

Balance – June 30, 2020	29,061,883	$29,061	$30,657,153	$(34,653,431)	$(3,967,217)

Stock based compensation	0	0	87,241	0	87,241
Net loss	0	0	0	(108,848)	(108,848)

Balance – September 30, 2020	29,061,883	$29,061	$30,744,394	$(34,762,279)	$(3,988,824)

Three and Nine Months Ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	260	0	260
Net income	0	0	0	35,036	35,036

Balance - March 31, 2019	29,061,883	$29,061	$30,593,626	$(34,587,485)	$(3,964,798)

Stock based compensation	0	0	14,250	0	14,250
Net loss	0	0	0	(35,861)	(35,861)

Balance – June 30, 2019	29,061,883	$29,061	$30,607,876	$(34,623,346)	$(3,986,409)

Stock based compensation	0	0	5,536	0	5,536
Net loss	0	0	0	(93,071)	(93,071)

Balance – September 30, 2019	29,061,883	$29,061	$30,613,412	$(34,716,417)	$(4,073,944)

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(187,735)	$(93,896)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	106,221	20,046
Depreciation and amortization	63,792	15,372
Bad debt expense	5,000	0
Change in assets:
Accounts receivable	(503,181)	(303,208)
Prepaid expenses and other current assets	(38,318)	(72,320)
Change in liabilities:
Accounts payable	51,015	(71,689)
Accrued expenses	(7,403)	189,253
Deferred revenue	161,228	163,482
Accrued retirement	7,707	7,406
Net cash used by operating activities	(341,674)	(145,554)

Cash flows from investing activities:
Purchases of property and equipment	(7,966)	(1,945)
Capitalization of software development costs	(193,190)	0

Net cash used by investing activities	(201,156)	(1,945)

Cash flows from financing activities:
Proceeds from note payable	957,372	0
Proceeds from issuance of notes payable - related party	0	200,000
Repayments of notes payable – short-term	(167,526)	0
Repayments of notes payable - related party	(46,710)	(50,050)

Net cash provided by financing activities	743,136	149,950

Net increase in cash	200,306	2,451

Cash - beginning of period	6,398	29,716

Cash - end of period	$206,704	$32,167

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$314,513	$120,506
Cash payments for taxes	$0	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2019 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $187,735 and $93,896 for the nine months ended September 30, 2020 and 2019, respectively, and stockholders’ deficiencies of $3,988,824 and $3,907,310 at September 30, 2020 and December 31, 2019, respectively. Accordingly, and due to a current working capital deficit of approximately $2.4 million, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

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

Revenue -

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2020 or 2019 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019		2020	2019
Managed support services	$1,192,469	$1,275,274	$3,533,777	$3,769,274
Cybersecurity projects and software	601,080	406,925	1,700,728	1,089,778
Other IT consulting services	51,000	137,500	213,000	427,089
Total sales	$1,844,549	$1,819,699	$5,447,505	$5,286,141

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

During the three and nine months ended September 30, 2020, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.4% and 61.5%, respectively, of total sales. (62.0% and 63.1%, respectively, in 2019) and 49.6% of accounts receivable at September 30, 2020 (22.1% - December 31, 2019).

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of September 30, 2020, there was $387,405 of costs capitalized ($194,215 as of December 31, 2019) and $64,969 of accumulated amortization ($9,539 as of December 31, 2019). Of the $387,405, there is $322,581 of costs being amortized and $64,824 that has not yet been placed into service. The $64,824 represents Q3 capitalization of software development costs and is expected to be placed into service during Q4 of 2020. During the three and nine months ended September 30, 2020, there was $24,914 and $55,430, respectively, of amortization expense recorded ($0 in 2019). During the three and nine months ended September 30, 2020, there was approximately $38,500 and $115,900, respectively, of labor amounts expensed related to these development costs ($75,600 and $176,200, respectively, in 2019).

Leases - In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we recognized a right-of-use asset of $265,825 and a lease liability of $265,825 related to the existing office lease that is classified as an operating lease. Supplemental balance sheet information related to the lease on September 30, 2020 and December 31, 2019 is as follows:

Description	Classification	September 30, 2020	December 31, 2019
Right of use asset – lease, net	Other assets (non-current)	$139,863	$195,441
Operating lease liability – short-term	Accrued liabilities	78,750	74,373
Operating lease liability – long-term	Other long-term liabilities	63,050	122,605

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at September 30, 2020) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended September 30, 2020, the Company sold approximately $1,437,000 ($3,398,000 – September 30, 2019) of its accounts receivable to the Purchaser. As of September 30, 2020, approximately $153,000 ($324,000 - December 31, 2019) of these receivables remained outstanding. Additionally, as of September 30, 2020, the Company had approximately $421,000 available under the financing line with the financial institution ($67,000 - December 31, 2019). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $15,300, at September 30, 2020 ($32,400 - December 31, 2019), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $17,363 for the nine months ended September 30, 2020 ($38,382- September 30, 2019). These financing line fees are classified on the statements of operations as interest expense.

Note 5: Debt Obligations

Four debt obligations became due on January 1, 2020. The total amount of two of these debt instruments is approximately $503,000 as of September 30, 2020. The due dates have not been extended. This debt is with related parties.

The third debt obligation is due to a third party for approximately $69,000.

The fourth debt obligation of $334,000 plus accrued interest of $382,473 was extinguished when the Company entered into a Promissory Note agreement dated August 24, 2020 with a third party Lender. The new Note represents the remaining amount owed due to the Lender after a payment in the amount of $550,000 was made to settle previous notes and accrued interest held by the Lender. The principal amount of the new Note is $166,473. This note requires semi-annual interest only payments at the rate of 6% and becomes due on August 24, 2024. In connection with the extinguishment of the past due obligation, the Company issued the lender an option to purchase 500,000 shares of common stock at an exercise price of $.05 per share. The value of this option was approximately $50,000 and is recorded as interest expense.

On April 10, 2020, the Company entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”). The Note provides funding for working capital to the Company in the amount of $957,372 and is restricted to certain uses and cannot be used to repay debt. The interest rate on the Note is fixed at 1.00% and the payments of principal and interest shall be deferred to July 21, 2021. Interest shall continue to accrue. The loan evidenced by the Note was made under the Paycheck Protection Program (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of this Note may be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. All remaining principal and accrued interest is due and payable two (2) years from date of Note. The Company believes it has used the funds per the Act and will submit an application for 100% forgiveness of the loan during the fourth quarter of 2020. However, based on the uncertainty of the application review process, the full amount continues to be recorded as a liability as of September 30, 2020.

The Company paid off a demand note to a related party in the amount of $34,000 during the third quarter.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted net loss per share:
Net loss	$(108,848)	$(93,071)	$(187,735)	$(93,896)
Basic and diluted net loss per share	$.00	$.00	$(.01)	$.00

Weighted average common shares outstanding
Basic and diluted shares	29,061,883	29,061,883	29,061,883	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	22,180,976	31,288,912	22,180,976	31,288,912

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 7. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,717,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

On April 15, 2020, the Company’s board of directors approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares. As of September 30, 2020, 610,000 options to purchase shares remain unissued under the 2020 plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 1,555,000 options were granted for the nine months ended September 30, 2020 with a weighted average fair value of $ .07 per option. 2,973,500 options were granted for the nine months ended September 30, 2019. The following assumptions were used during the nine months ended September 30, 2020.

Risk-free interest rate	0.18%-1.40%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.25-3.01 years

The Company recorded expense for options issued to employees and independent service providers of $34,341 and $53,318 for the three and nine months ended September 30, 2020, respectively ($5,536 and $11,332 in 2019). The Company recorded expense for options issued for loan financing consideration of $52,900 for the three and nine months ended September 30, 2020, respectively ($0 and $14,250 in 2019).

At September 30, 2020, there was no unrecognized compensation cost related to non-vested options and 125,000 options vested during the nine months ended September 30, 2020.

A summary of all stock option activity for the nine months ended September 30, 2020 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,910,500	$.05
Granted	1,555,000.07
Forfeited	(25,000)	.05
Expired	(335,000)	.15
Outstanding at September 30, 2020	12,105,500	$.05	3.5 years	$713,300

At September 30, 2020 -
Vested or expected to vest	12,105,500	$.05	3.5 years	$713,300
Exercisable	11,585,500	$.05	3.5 years	$689,300

Note 8. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $161,783 at September 30, 2020 ($157,067 - December 31, 2019).

Note 9. Subsequent Events

Subsequent to September 30, 2020, the Company applied for forgiveness of the Payroll Protection Program of approximately $957,000 using 100% eligible payroll expenses. Given current guidance that is available, the Company believes that it should be eligible to achieve forgiveness of the full loan amount, but this income will not be recognized until the eligible expenses are certified by the Lender and the federal government. Any such forgiveness of indebtedness, in accordance with the CARES Act, does not give rise to federal taxable income, but these forgiven expenses may not also be deducted for federal tax return purposes. If not forgiven, this funding accrues interest at a rate of 1% per annum beginning on April 10, 2020.

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

The change in the economic environment is starting to have, and will continue to have, an adverse economic impact on our small and mid-size business customers and potential customers. We have seen, and continue to see, affected businesses freeze and furlough headcount, terminate employees, partially or completely shut down business operations, and business failures. Impacted businesses may also face liquidity issues, reduced budgets, or an inability to pay for our services or the same level of our services. In the third quarter of 2020, our revenue growth rate and new sales growth rate increased slightly, and some potential customers continued to delay decisions to purchase.

During the first nine months of 2020, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and transitioning towards virtual sales and marketing events. These types of sales and marketing expenses decreased during the first half of 2020, and we expect these expenses will be lower compared to prior year periods due to the ongoing impact of the COVID-19 pandemic on travel and in-person marketing events.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table compares our statements of operations data for the three months ended September 30, 2020 and 2019. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$1,844,549	100.0%	$1,819,699	100.0%	$24,850	1.4%
Cost of sales	1,058,450	57.4	1,197,315	65.8	(138,865)	(11.6)
Gross profit	786,099	42.6	622,384	34.2	163,715	26.3
General and administrative	462,265	25.1	335,528	18.4	126,737	37.8
Selling	327,109	17.7	311,647	17.1	15,462	5.0
Total costs and expenses	789,374	42.8	647,175	35.6	142,199	22.0
Operating income (loss)	(3,275)	(0.2)	(24,791)	(1.4)	21,516	(86.8)
Other income	1,088	0.1	0	0.0	1,088
Interest expense, net	(106,661)	(5.8)	(68,280)	(3.8)	38,381	56.2
Net loss	$(108,848)	(5.9)%	$(93,071)	(5.1)%	$(15,777)	17.0%

Net loss per share - basic and diluted	$.00		$.00		$.00

	Nine Months Ended September 30,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$5,447,505	100.0%	$5,286,141	100.0%	$161,364	3.1%
Cost of sales	3,206,291	58.9	3,386,526	64.1	(180,235)	(5.3)
Gross profit	2,241,214	41.1	1,899,615	35.9	341,599	18.0
General and administrative	1,239,021	22.7	959,535	18.2	279,486	29.1
Selling	973,034	17.9	822,307	15.6	150,727	18.3
Total costs and expenses	2,212,055	40.6	1,781,842	33.7	430,213	24.1
Operating income	29,159	0.5	117,773	2.2	(88,614)	75.2
Other Income	4,000	0.1	0	0.0	4,000
Interest expense, net	(220,894)	(4.1)	(211,669)	(4.0)	9,225	4.4
Net loss	$(187,735)	(3.4)%	$(93,896)	(1.8)%	$(93,839)	(99.9)%

Net loss per share - basic and diluted	$(.01)		$.00		$(.01)

Sales

Our managed support service sales comprised approximately 65% of our sales in 2020 and approximately 70% in 2019. Our cybersecurity projects and software sales, primarily to SMEs, were approximately 31% of our total sales as compared to approximately 21% for 2019.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 57% from 2019 to 2020 was more than offset by sales growth of approximately 56% from our cybersecurity projects and software business during the nine months ended September 30, 2020 as compared to 2019. Our goal is to continue to grow our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We also hope to recapture some of our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We have grown our cybersecurity projects team to meet demand and terminated some support personnel in the last year as part of efficiency measures. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit improved by $341,599 for the nine months ended September 30, 2020 primarily due to improved cybersecurity projects sales and better cost containment of salaries as noted.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased due primarily to personnel increases and increases to professional fees for marketing, legal and accounting services.

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople throughout 2019 to sell our cybersecurity services and software and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was offset by approximately $193,000 for capitalized labor relating to software development costs.

Operating Income (Loss)

The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the nine months ended September 30, 2020 as compared to 2019.

Interest Expense

The increase in interest expense is principally attributable to the non-cash options expense issued for loan financing consideration of $52,900 offset by the effect of decreasing interest rates from the last year as well as the reduced need for factoring due to the receipt of the Payroll Protection Plan loan (“PPP Loan”).

Net Loss

The increase is attributable to the items discussed above for the three and nine months ended September 30, 2020 as compared to 2019.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $206,704 available for working capital needs and planned capital asset expenditures. At September 30, 2020, we had a working capital deficit of $2,430,193 and a current ratio of .34.

During 2020, until we received the PPP Loan, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provided us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2020, we had financing availability, based on eligible accounts receivable, of approximately $421,000 under this line. We paid fees based on the length of time that the invoice remained unpaid.

On April 10, 2020, we entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”) under the Paycheck Protection Program (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Note provides funding for working capital to the Company in the amount of $957,372 and is restricted to certain uses and cannot be used to repay debt. The interest rate on the Note is fixed at 1.00% and the payments of principal and interest shall be deferred to July 21, 2021. Interest shall continue to accrue. The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provides that all or a portion of this Note may be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. All remaining principal and accrued interest is due and payable two (2) years from date of Note. The Company believes it has used the funds per the Act and will submit an application for 100% forgiveness of the loan during the fourth quarter of 2020. However, based on the uncertainty of the application review process, the full amount continues to be recorded as a liability as of September 30, 2020.

We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with three related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2020, we had $15,000 of availability under these LOC Agreements.

At September 30, 2020, we have current notes payable of $262,500 to third parties, which includes convertible notes payable of $250,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $695,000 of current maturities of long-term obligations to third parties. This is comprised of a long-term obligation of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due by September 15, 2018, which the due date has not been extended. We also have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended and $175,000 due on August 31, 2018, which have not been renewed or amended. There is also a separate note for $9,000 due on January 1, 2021.

We also have current maturities of our long-term debt to related parties of approximately $529,000 of which approximately $503,000 was due on January 1, 2020 and has not been extended. Also included is a note payable for $25,000 due to an officer of the Company which is due on March 31, 2021. We also have a short-term note due to a related party for $20,000.

We paid off a demand note for $34,000 to a related party in the third quarter.

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

We have a long-term obligations to a third party of $500,000 due on December 31, 2021. We also have approximately $166,000 due to a third party due on August 24, 2024.

We have a LOC Agreement which was entered into on September 17, 2017 and provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The balance is $70,000 at September 30, 2020.

We have an unsecured line of credit financing agreement with our Chief Operating Officer. It provides for working capital of up to $100,000 with an interest rate of prime plus 1.5% due quarterly through July 31, 2022. The balance is $90,000 at September 30, 2020.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $200,000 at September 30, 2020.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used by operating activities	$(341,674)	$(145,554)
Net cash used by investing activities	(201,156)	(1,945)
Net cash provided by financing activities	743,136	149,950
Net increase in cash	$200,306	$2,451

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $187,735 for 2020 was offset in part by non-cash expenses of $175,013. In addition, an increase in accounts receivable and other assets of $541,499, offset by an increase in accrued payroll, deferred revenue and other expenses payable of $161,532 and in accounts payable of $51,015 resulting in cash used by operating activities of $341,674.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $201,156 during the nine months ended September 30, 2020. It was primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $743,136 for the nine months ended September 30, 2020 consisted of proceeds from the PPP Loan offset by principal repayments to related parties and another debtholder.

Credit Resources

We received approximately $957,000 from the PPP Loan in the 2nd quarter of 2020. The proceeds from the loan have been used for payroll expenses as well as certain other allowable expenses. The loan should be forgiven by the end of 2020 or early 2021. The proceeds also allowed us to not factor our accounts receivable as noted below.

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

Infinite Group, Inc. (Registrant)
Date: November 12, 2020	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	/s/ Donald Reeve
Donald Reeve
Chairman

Date: November 12, 2020	/s/ Richard Glickman
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