Form 10-K
period 2020-12-31
INFINITE GROUP INC
filed 2021-03-30
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.09 on June 30, 2020 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,850,000.

As of March 24, 2021, 29,061,883 shares of the registrant's common stock, $.001 par value, were outstanding.

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

PART I
Item 1. Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is a developer of cybersecurity software and a provider of cybersecurity related services and managed information security related services to commercial businesses and government organizations. As part of these offerings we:
●
as trusted advisor and cybersecurity overlay, our focus is on key cybersecurity services (virtual CISO, baseline risk assessments, compliance review and assessment, incident response, penetration testing, vulnerability assessments and other related consulting services) to solve and simplify security for Managed Service Providers (MSPs), small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. Acting as the cybersecurity overlay to both internal IT and third-party IT organizations such as MSPs, VARs, MSSPs, we provide guidance and structure for companies to meet compliance and have an overarching cybersecurity plan. We work with both our channel partners and direct customers to provide these services;

●
have developed and brought to market a SaaS based, patent pending automated asset identification and vulnerability management and monitoring solution, Nodeware®, which we sell through distribution and channel partners. We are also master distributor for other cybersecurity solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

●
provide level 2 technical and security support across the application layer and physical and virtual infrastructure including software-based managed services supporting enterprise and federal government customers through our partnership with Perspecta, and

●
are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS).

Business Overview

As of December 31, 2020, we had 60 full-time employees. We possess certifications with our business and technology partners and our personnel maintain numerous security and technical certifications and qualifications. Our professionals are located at our headquarters in Pittsford, New York and in the states of Colorado, Florida, Georgia, Louisiana, Maryland, North Carolina, South Carolina, Texas, Virginia and Washington.

We had sales of approximately $7.2 million in 2020 and approximately $7.1 million in 2019. We generated operating income of approximately $1,000 in 2020 as compared to approximately $329,000 in 2019. We had net income of approximately $673,000 in 2020 and approximately $48,000 in 2019. We recorded other income of approximately $967,000 in 2020 primarily from the forgiveness of our Payroll Protection Plan loan. We derived approximately 65% of our sales in 2020 and 70% in 2019 from contracts as either a prime contractor or a subcontractor.

During 2020, we derived approximately 61% of our sales from one prime contractor, Perspecta (spun off from DXC Technology Company in 2018), including sales under subcontracts for services to its end clients, principally a major establishment of the U.S. Government (the U.S. Government Entity) for which we manage information security in one of the nation’s largest physical and virtual environments involving server and application security for the Microsoft Windows environment. During 2019, the percentage was approximately 63%. We have been providing this service to the U.S. Government Entity under a long-standing subcontract, which has been renewed annually since 2004. Our 24x7 team of experts supports approximately 5,000 physical and virtual servers and 250,000 client workstations from facilities in Maryland and Colorado. Operating 24 hours per day and seven days per week, we consistently meet or exceed the requirements of our service level agreements. We refer to this as our Advanced Server Management (ASM) team.

We continued to grow our team of cybersecurity sales and technical consultants as a result of growing demand and accelerated sales growth in this segment of the market. This market segment of cybersecurity accounts for over 20% of our sales as a result of our direct and channel sales mix. We continue to drive development of our cybersecurity business through growing and developing channel marketing, programs, and relationships for Nodeware and cybersecurity consulting. We believe our channel presence through entities including large distribution and master agents have created significant opportunities in both of these areas. This has further reinforced our commitment to this business strategy and our decision to leverage third party channels to bring new business and customers and drive growth of our existing relationships to IGI resulting in improved operating income.

We provide subcontracted professional services to a select set of OEMs and commercial entities that need additional skilled resources when architecting and implementing solutions. We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions. Our experience with cloud and virtualization computing related software has enabled us to take advantage of a growing trend towards Managed IT Security Services, particularly in the SME space. Sales to our principal client, VMware, Inc., consisted of sales under subcontracts for services to their end clients. During 2020, we provided professional services to these clients and earned 3.5% of our sales.

Business Strategy

Our strategy creates differentiation in cybersecurity by combining personalized and recurring professional services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters. Additionally, we have built growth businesses by designing, developing, and marketing cybersecurity-based software-as-a-service (SaaS). Products and solutions are spun off from our technology platform to fill technology gaps in cybersecurity. We brought a product platform to market that has two patents pending and intend to develop other intellectual property that serve as the core to other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products, solutions, and services are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue-based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our cybersecurity business is comprised of three components: cybersecurity services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We have also enabled Nodeware to be vertically integrated into other cybersecurity platforms to create native offerings. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they provide, which also provides recurring revenue.

We are working to expand our managed services business with our prime partner, Perspecta, and the current federal enterprise customer and its customers.

The following sections define specific components of our business strategy.

Nodeware®

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware and launched it commercially in November 2016. In May 2017, we filed a utility patent application for Nodeware. Our patent application is ready for examination by the U.S. patent application examiner and in 2018, we have provided our first defense of the patent application from the examiner. Nodeware is an automated asset identification and vulnerability management and monitoring solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on both internal and external facing networks, creating a safeguard against malicious intent to exploit known problems in a customer’s network with simplicity and affordability. Nodeware assesses vulnerabilities in a computer network using scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering.

The SaaS based platform has an agile and continuous development process that is flexible to react to customer and market needs. In December 2019, we filed a second provisional patent application and in December 2020 we filed the subsequent action on the institutional patent on the Nodeware platform. In 2020, we created many new feature updates and improvements to the platform in response to COVID-19 needs and impact such as a downloadable Windows executable version along with a Windows Agent that could be downloaded to a remote PC or server. A number of enhancements related to data management, threat intelligence, and user functionality were part of the 2020 continued evolution.

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers to use a product that provides greater visibility into the network security of an organization. We sell Nodeware in the commercial sector through channel partners and agents. In 2019 and 2020, we continued to expand our channel of directresellers in addition to organizations like Telarus, SYNNEX and Staples.

Intellectual Property

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent-pending and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. To date, we have filed one patent application for our proprietary product, Nodeware, in May 2017 and the second in December 2020 on the platform. The efforts we have taken to protect our intellectual property may not be sufficient or effective.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO) and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. Our patent application for Nodeware is ready for examination by the U.S. patent application examiner. In 2018, 2019 and 2020, our Nodeware patent was reviewed by an auditor and we continue to defend and address references to the patent to continue its cycle through the process. We are awaiting on an auditor assignment for the second provisional patent filed.

Technology and Product Development

Our goal is to position our products and solutions to enable vertical and other API-based integration with other solutions. We have a technology and product development strategy aligned with our business strategy. We continue to identify other technical partners in the cybersecurity market to integrate Nodeware into; through either API or full stack integration.

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, penetration testing, and virtual Chief Information Security Officer (vCISO) offerings to channel partners and direct customers across different vertical markets (banking, supply chain, manufacturing, legal, etc.) in North America. Our cybersecurity projects leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall IT security. We support both internal and external IT organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. We continue to enhance our Cybersecurity services when opportunities materialize and as the market evolves.

Partner Agreements

Telarus Master Agent Agreement

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

Company Information Available on the Internet

We maintain a website at https://igicybersecrity.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and related services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report.

Employees

As of December 31, 2020, we have 60 full-time employees, including 42 in information technology services, three in executive management, three in accounting, finance and administration, three in software development and ten in marketing and sales. We are not subject to any collective bargaining agreements and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add positions in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

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

We derived approximately 70% of our sales in 2020 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We depend on one customer for a large portion of our revenue. During 2020, sales to one customer, including sales under subcontracts, accounted for 61.2% of total sales and 38.8% of accounts receivable at December 31, 2020. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2020, we had current liabilities of approximately $3.1 million and long-term liabilities of $1.6 million and stockholders’ deficiency of $3,105,770. We had a working capital deficit of approximately $2.1 million and a current ratio of .35. Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations.

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

Risks Related to our Common Stock

The price of our common stock may be adversely affected by the possible issuance of shares to third parties upon conversion of outstanding notes.

We have four convertible notes outstanding to third parties that are convertible into shares of common stock at prices ranging from $.05 to $.25 per share. If these notes were converted into common stock, the holders would receive approximately 5,025,000 shares of our common stock or approximately 14.7% of our common stock outstanding as of March 25, 2021.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.03 and a high of $.15 in 2020. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

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

At December 31, 2020	Owned	Square Feet Leased	Annual Rent	Termination Date
Pittsford, New York	-	7,112	$84,908	June 30, 2022

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

	Bid Prices
Year Ended December 31, 2020	High	Low

First Quarter	$.068	$.030
Second Quarter	$.150	$.052
Third Quarter	$.150	$.085
Fourth Quarter	$.208	$.081

Year Ended December 31, 2019	High	Low

First Quarter	$.024	$.005
Second Quarter	$.030	$.010
Third Quarter	$.085	$.018
Fourth Quarter	$.059	$.028

At March 24, 2021, we had 198 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

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

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is a developer of cybersecurity software and a provider of cybersecurity consulting services to commercial businesses and government organizations. As part of these offerings we:
●
focus on key cybersecurity services (virtual CISO, compliance review and assessment, incident response, penetration testing and vulnerability assessments) to solve and simplify security for small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We act as the security overlay to both internal IT and third-party IT (MSPs, VARs, MSSPs) organizations to provide guidance and structure for companies to meet compliance and have an overarching cybersecurity plan. We work with both our channel partners and direct customers to provide these services;

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

●
have developed and brought to market our SaaS based automated asset identification and vulnerability management and monitoring solution, Nodeware®, which we sell through distribution and channel partners. We are also master distributor for other security solutions like Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America; and

●
provide level 2 technical and security support across the application layer and physical and virtual infrastructure including software-based managed services supporting enterprise and federal government customers through our partnership with Perspecta.

  Business Strategy

Our strategy is to create differentiation in cybersecurity by combining personalized and recurring professional services and build growth businesses by designing, developing, and marketing cybersecurity-based software-as-a-service (SaaS). Products and solutions are spun off from our technology platform to fill technology gaps in cybersecurity. We brought product to market that has two patents pending and intend to develop other intellectual property that serve as the core to other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products, solutions and services are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue-based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our cybersecurity business is comprised of three components: managed security services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they provide.

We are working to expand our managed services business with our prime partner, Perspecta, and the current federal enterprise customer and its customers.

  Business Overview

We had sales of approximately $7.2 million in 2020 and approximately $7.1 million in 2019. We generated operating income of approximately $1,000 in 2020 as compared to approximately $329,000 in 2019. We had net income of approximately $676,000 in 2020 and $48,000 in 2019. We recorded other income of approximately $967,000 in 2020 from primarily the forgiveness of our Payroll Protection Plan loan. We derived approximately 65% of our sales in 2020 and 70% in 2019 from contracts as either a prime contractor or a subcontractor.

Results of Operations - Comparison of the years ended December 31, 2020 and 2019

The following table compares our statements of operations data for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
					2020 vs. 2019
		As a % of		As a % of	Amount of	% Increase
	2020	Sales	2019	Sales	Change	(Decrease)

Sales	$7,219,446	100.0%	$7,094,279	100.0%	$125,167	1.8%
Cost of sales	4,177,268	57.9	4,422,533	62.3	(245,265)	(5.5)
Gross profit	3,042,178	42.1	2,671,746	37.7	370,432	13.9
General and administrative	1,696,415	23.5	1,334,051	18.8	362,364	27.2
Selling	1,344,472	18.6	1,008,558	14.2	335,914	33.3
Total operating expenses	3,040,887	42.1	2,342,609	33.0	698,278	29.8
Operating income	1,291	0.0	329,137	4.7	(327,846)	(99.6)
Other income	967,007	13.4	0	0.0	967,007	-
Interest expense, net	(292,302)	(4.0)	(281,160)	(4.0)	11,142	4.0
Net income	$675,996	9.4%	$47,977	0.7%	$628,019	1,309.0%
Net income per share - basic	$.02		$.00		$.02
Net income per share – diluted	$.02		$.00		$.01

Sales

For 2020 and 2019, our:
●
managed support service and virtualization project sales comprised approximately 65% and 70% of our total sales, respectively;
●
cybersecurity projects, Nodeware and commercial sales to small and medium sized enterprises (SMEs), were approximately 32% and 22% of our total sales, respectively; and
●
other IT consulting services comprise the balance of our sales with 3% and 8%, respectively.

Our cybersecurity services business has grown by approximately $716,000 in revenues in 2020 versus 2019. We began to close sales of Nodeware with our channel partners during 2017 and have seen continued increases in sales in 2019 and 2020. Our commercial SME business continues to establish new relationships with channel partners who purchase cybersecurity solutions from us. We expect continuing future sales from Nodeware sales, security assessments, and related projects by our cybersecurity personnel.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners.

Gross profit increased by 13.9% while sales increased by 1.8% for 2020. This was primarily due to higher gross profit margin in the cybersecurity services group versus the other areas of business.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased in 2020 consisting of offsetting fluctuations in various expense items and increases in salaries of approximately $222,000 and corporate marketing expenses of $90,000.

Selling Expenses

The increase in selling expenses in 2020 is principally due to the increase of employee salaries, commissions and benefits totaling approximately $186,000 due primarily to the growth to the cyber security and Nodeware sales team. The remaining increase is attributable to several smaller items including amortization of development labor and consulting fees.

Operating Income

The decrease in our operating income for 2020 is attributable to an increase in our general and administrative expenses of $362,364 and our selling expenses of $335,914 offset by the increase in gross profit of $370,432.

Other Income

In 2020, we received a Paycheck Protection Plan (“PPP”) loan which was subsequently forgiven. We recorded $963,516 of other income at that time of forgiveness.

Interest Expense, net

Interest expense includes interest on indebtedness, amortization of loan fees, cost of stock options as part of debt agreements and fees for financing accounts receivable invoices. The increase in interest expense is principally attributable to stock option costs offset by lower rates and less use of financing accounts receivable invoices due to the availability of PPP.

Net Income

The increase in net income is attributable to the items discussed above for 2020 as compared to 2019.

Liquidity and Capital Resources

At December 31, 2020, we had cash of $32,313 available for working capital needs and planned capital asset expenditures. During 2020, we financed our business activities through cash flows provided by financing activities and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable, PPP loan and our factoring line of credit. At December 31, 2020, we had approximately $362,000 available to borrow under this line. At December 31, 2020, we had a working capital deficit of approximately $2,051,627 and a current ratio of 0.35. Our objective is to improve our working capital position through profitable operations, and we may continue to borrow to provide cash for working capital.

At December 31, 2020, we have current notes payable of approximately $162,500 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

At December 31, 2020, we also have an accrued liability for the voluntary match portion of a former simple IRA plan, including interest, of approximately $265,000. We do not anticipate distributing this liability in the next year or two. Interest will continue to accrue.

We have current maturities of long-term obligations of approximately $246,000 to the Pension Benefit Guaranty Corporation (the PBGC) with all principal due on September 15, 2018, which has not been extended. We are in discussions with the PBGC and expect to reach an agreement to settle this debt, for which we have available financing under our existing credit facilities. We have maturities of our long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, and $500,000 due on December31, 2021. The accrued interest on these notes and current maturities is approximately $405,000 at December 31, 2020. These notes have not been paid. We plan to renegotiate the terms of the notes payable, offset with amounts owed to us, seek funds to repay the notes or use a combination of the alternatives. At December 31, 2020, we have future cash receipts under contract related to the projects identified in deferred assets in the amount of approximately $565,000.  Exclusive of these items and adjusting for future cash receipts under contract, the working capital would be approximately $120,000.

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(413,755)	$29,572
Net cash used in investing activities	(303,540)	(196,160)
Net cash provided by financing activities	743,210	143,270
Net increase (decrease) in cash	$25,915	$(23,318)

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net income of $675,996 for 2020 was increased by non-cash expenses for depreciation, amortization, bad debt expense and stock-based compensation of $230,418 and decreased for non-cash adjustments for forgiveness of debt of $963,516. In addition, an increase in accounts payable and accrued expenses of $203,082 was offset by increases in accounts receivable and other assets of $559,735 resulted in net cash used in operating activities of $413,755.

We are marketing Webroot and Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, vCISO and other services. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience small operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used in Investing Activities

In 2020, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business.

Cash Flows Provided by Financing Activities

During 2020, we received $957,372 from the U. S. Small Business Administration (“SBA”) as part of the Paycheck Protection Plan enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). We received SBA forgiveness of this amount plus accrued interest of $6,143 later in the year. We borrowed $50,000 from a related party under the terms of a note payable. The note allows for up to $500,000 credit and is due in August 2026. During 2019, we borrowed $200,000 from the $500,000 credit note. During 2020, we made principal payments of $96,635 to related party note holders and $167,527 to a third party.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2020, we had financing availability, based on eligible accounts receivable, of approximately $362,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $265,000 of available credit under various lines of credit as of December 31, 2020.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $250,000 and have $250,000 available to borrow for working capital. This agreement matures in August 2026. We may borrow from the outstanding line of credit to pay a portion the PBGC settlement amount.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2020, we had $15,000 available under these financing agreements which mature in July 2022 and January 2023, respectively.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations as well as the extension of approximately $574,000 of short term debt to long term will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve for at least the next 12 months.

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

Critical Accounting Policies and Estimates

See Note 3 to the Financial Statements for a discussion of the Company’s accounting policies and estimates including Capitalization of Software for Resale and management’s assessment of going concern.

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

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa (1)	63	Chief Executive Officer	2003
Donald W. Reeve (1)	74	Chairman of the Board	2013
Andrew Hoyen	50	President and Chief Operating Officer	2014
Richard Glickman	59	VP Finance and Chief Accounting Officer	2019
________________________

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James Villa is our Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010 and our Chief Executive Officer on January 21, 2014. He is also chairman of the audit and compensation committees. Mr. Villa was our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses.

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

Andrew Hoyen is our current President and Chief Operating Officer. He was initially appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014. In January 2016, he was appointed Chief Operating Officer. On July 18, 2017, he was elected to the board of directors In September 2020 , he was named President in addition to his role as Chief Operating Officer.  Mr. Hoyen is responsible for developing and implementing our strategic direction through improved operations, sales and marketing, product development, and overall collaboration across the enterprise. Previously, since 2011, he was Vice President of National Accounts at Toyota Material Handling North America. Prior to that, from 2002 to 2011, he served in several executive roles in operations, service and sales at Eastman Kodak Company and their spin-off, Carestream Health. His last position at Carestream Health was Vice President of Sales and Service for the Northeast Region. He holds a Bachelor of Science degree in biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all employees and directors. This code of business conduct and ethics is posted on our website at www.igicybersecurity.com under Business Conduct Guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2020. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Summary Compensation Table below includes, for each of the years ended December 31, 2020 and 2019, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2020 (together, the Named Executives).

Name and Principal Position	Year	Salary	Option Awards *	Total
James Villa	2020	$238,664	$0	$238,664
Chief Executive Officer	2019	$223,401	$5,575	$228,976
Andrew Hoyen	2020	$225,078	$0	$225,078
President and Chief Operating Officer	2019	$214,251	$8,875	$223,126
Richard Glickman	2020	$114,235	$1,783	$116,018
VP Finance and Chief Accounting Officer	2019	$97,308	$3,325	$100,633

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

Stock Options

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executives as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	500,000	-	$.04	9/29/2021
	250,000	-	$.05	12/22/2024
	250,000		$.12	11/16/2025

Andrew Hoyen	250,000	-	$.02	6/1/2026
	500,000	-	$.04	9/29/2021
	400,000	-	$.04	7/31/2022
	100,000	-	$.04	7/17/2022
	200,000	-	$.04	12/09/2024
	250,000	-	$.05	12/22/2024

Richard Glickman	200,000	-	$.02	7/23/2024
	50,000	-	$.04	12/9/2024
	25,000	-	$.12	7/12/2025

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

At December 31, 2020, Donald W. Reeve held exercisable options for:
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 24, 2021 by:

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Richard Glickman	315,000	(3)	1.1%
Andrew Hoyen	2,136,734	(4)	6.9%
Donald W. Reeve	2,981,460	(5)	9.6%
James Villa	7,198,326	(6)	20.3%
All Directors and Officers (4 persons) as a group	12,631,520	(2)	31.7%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,545,151	(8)	8.8%

Harry A. Hoyen	2,900,000	(9)	9.1%
Marblehead, OH 43440

James Leonardo	2,500,000		8.6%
435 Smith Street
Rochester, New York 14608

Allan M. Robbins	1,500,000	(10)	5.1%
44 Hampstead Drive
Webster, NY 14580

James Witzel	1,760,678	(7)	5.8%
12677 Dundee Lane
Naples , FL 34120

(1)
Pursuant to the rules of the Securities and Exchange Commission, shares of common stock include shares for which the individual, directly or indirectly, has voting or shares voting or disposition power, whether or not they are held for the individual’s benefit, and shares which an individual or group has a right to acquire within 60 days from March 25, 2021 pursuant to the exercise of options or upon the conversion of securities are deemed to be outstanding for the purpose of computing the percent of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. On March 25, 2021, we had 29,061,883 shares of common stock outstanding.

(2)	Assumes that all currently exercisable options, which total 5,625,000 shares, and convertible securities, which total 5,136,326 shares, owned by members of the group have been exercised.
(3)	Includes 275,000 shares subject to currently exercisable options.

(4)	Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through March 24, 2021; and 1,700,000 shares subject to currently exercisable options.
(5)	Includes 2,150,000 shares subject to currently exercisable options.

(6)
Includes 4,886,326 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $98,016 through March 24, 2021; and 1,500,000 shares subject to currently exercisable options.

(7)
Includes 328,371 shares, which are issuable upon the conversion of a note in the principal amount of $9,000 and accrued interest in the amount of $7,419 through March 24, 2021; and 848,000 shares subject to currently exercisable options.

(8)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(9)	Consists of 2,900,000 shares subject to currently exercisable options.
(10)	Includes 500,000 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 990,000 common shares at December 31, 2020. Since this plan has expired, no more options may be granted.

The 2009 Plan was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2009 Plan up to 4,000,000 shares of common stock were authorized for option grants. As of December 31, 2020, there are $3,427,000 options outstanding under the 2009 Plan. The 2009 Plan expired on February 3, 2019; therefore, expired options after that date could not be re-issued. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. Since this plan has expired, no more options may be granted.

The 2019 Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 1,500,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2020, an aggregate of 1,500 shares were available under our 2019 stock option plan (the 2019 Plan) for option grants.

The 2020 Plan was established in April 2020 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2020 Plan up to 1,500,000 shares of common stock were authorized for option grants. Generally, the 2020 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2020, an aggregate of 560,000 shares were available under our 2020 stock option plan (the 2020 Plan) for option grants.

The following table summarizes, as of December 31, 2020, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	990,000	$.10	-
Equity compensation plans not previously approved by security holders (2)	5,865,500	$.05	561,500
Individual option grants that have not been approved by security holders (3)	5,575,000	$.05	-
Total	12,430,500	$.05	561,500
___________________________
(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2020.

(2)	Consists of grants under our 2009 Plan, 2019 Plan and 2020 Plan of which 5,320,500 are exercisable at December 31, 2020.

(3)	Consists of individual option grants approved by the Board of which all are exercisable at December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

On May 7, 2019, we entered into a note payable agreement for up to $500,000 with Dr. Harry Hoyen. Dr. Harry Hoyen is the brother of Mr. Andrew Hoyen, our current President, Chief Operating Officer and member of our Board. The note has an interest rate of 7.5% and is due on August 31, 2026. We borrowed $200,000 during the year ended December 31, 2019 and $50,000 during the year ended December 31, 2020, which remains outstanding as of December 31, 2020. As consideration for providing this financing, we granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 in 2019 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

On July 12, 2018, we issued an unsecured demand note payable to Northwest Hampton Holdings, LLC (Northwest) in the principal amount of $70,000 with interest at 6% per annum. On June 19, and July 17, 2017, we issued unsecured demand notes payable to Northwest in the principal amount of $12,000 with interest at 6% per annum. On August 1, 2019, we paid $40,000 plus accrued interest to the noteholder. On December 11, 2019, we paid $4,000 of principal only to the noteholder. On March 31, 2020, we paid $4,000 plus accrued interest to the noteholder. On July 31, 2020, we paid off the remaining $34,000 plus accrued interest to the noteholder. Mr. James Villa, our Chief Executive Officer, is the sole member of Northwest.

On June 29, 2017, we issued an unsecured demand note payable to Mr. Donald Reeve, a member of our board, in the principal amount of $20,000 with interest at 6% per annum. On December 31, 2020, we paid off the principal plus accrued interest to the noteholder.

On July 18, 2017, we entered into an unsecured line of credit financing agreement for $100,000 with Mr. Andrew Hoyen, our Chief Operating Officer and member of our Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 1, 2022. The principal balance owed was $90,000 at December 31, 2020. In consideration for providing the financing, Mr. Andrew Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $9,960 using the Black-Scholes option-pricing model. The option expires on July 31, 2022.

On September 21, 2017, we entered into an unsecured line of credit financing agreement for $75,000 with Dr. Harry Hoyen, a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. The principal balance owed was $70,000 at December 31, 2020. In consideration for providing the financing, Mr. Harry Hoyen was granted an option to purchase 400,000 shares of common stock at $.04 per share with an estimated fair value of $4,080 using the Black-Scholes option-pricing model. The option expires on January 2, 2023.

We are obligated under a convertible note payable to Northwest. This note’s maturity date was amended to January 1, 2024. At March 24, 2021, Northwest is the holder of a convertible note bearing interest at 6% with principal of $146,300 and convertible accrued interest of $98,016 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total of 4,886,326 shares. Principal of $203,324 was reduced by payments of $53,700 during 2015 and $3,324 during 2014 on this note. Accrued interest was reduced by a payment of $9,500 during 2020.

At March 24, 2021, Mr. James Witzel, our former Chief Financial Officer, is the holder of a convertible note bearing interest at 6%, with principal of $9,000 and convertible accrued interest of $7,419 which matures on January 1, 2024 and is convertible into shares of our common stock at a conversion price of $.05 per share for a total 328,371 shares.

The interest rates on the notes payable to Northwest and Mr. Witzel (collectively, the Notes) are adjusted annually, on January 1st of each year, to a rate equal to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, but in no event less than 6% per annum. The interest rate was 6% at March 24, 2021. The Notes are secured by a security interest in all our assets.

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

On February 12, 2015, we issued a note payable to Mr. Andrew Hoyen, our current President and Chief Operating Officer, in the principal amount of $25,000 with interest at 7% per annum which matured on March 31, 2018. During, 2019, Mr. Hoyen extended the maturity date to March 31, 2021. During, 2021, Mr. Hoyen extended the maturity date to June 30, 2023. At the election of the holder, the principal of the note is convertible into shares of our common stock at a conversion price of $.10 per share for a total of 250,000 shares.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Freed Maxick CPAs, P.C. for the years ended December 31, 2020 and 2019 are as follows:
	2020	2019
Audit fees	$85,900	$80,000

Audit fees for 2020 and 2019 were for professional services rendered for the audits of our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. There were no tax or other non-audit related services provided by the independent accountants for 2020 and 2019.

As a matter of policy, each permitted non-audit service is pre-approved by the audit committee or the audit committee’s chairman pursuant to delegated authority by the audit committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee charter provides that the audit committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The audit committee may consult with management in the decision-making process but may not delegate this authority to management. The audit committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the financial statements on page F-1.

(b) Exhibits:

Exhibit
No. Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993. (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 31, 1997. (3)
3.3	Certificate of Amendment of Certificate of Incorporation dated February 3, 1999. (4)
3.4	Certificate of Amendment of Certificate of Incorporation dated February 28, 2006. (6)
3.5	By-Laws of the Company. (1)
4.1	Specimen Stock Certificate. (1)
10.1	**2005 Stock Option Plan. (2)
10.2	**2009 Stock Option Plan. (9)
10.3	Form of Stock Option Agreement. (1)
10.4	Promissory Note dated August 13, 2003 in favor of Carle C. Conway. (5)
10.5	Promissory Note dated January 16, 2004 in favor of Carle C. Conway. (5)
10.6	Promissory Note dated March 11, 2004 in favor of Carle C. Conway. (5)
10.7	Promissory Note dated December 31, 2003 in favor of Northwest Hampton Holdings, LLC. (5)
10.8	Modification Agreement No. 3 to Promissory Notes between Northwest Hampton Holdings, LLC and the Company dated October 1, 2005. (6)
10.9	Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005. (6)
10.10	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2005. (6)
10.11	Modification Agreement to Promissory Note between Northwest Hampton Holdings, LLC and the Company dated December 6, 2005. (6)
10.12	Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006. (6)
10.13	Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006. (6)
10.14	Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004. (7)
10.15	Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005. (7)
10.16	Promissory Note dated June 13, 2008 in favor of Dan Cappa. (9)
10.17	Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009. (10)
10.18	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2009. (10)
10.19	Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010. (12)
10.20	Settlement Agreement between the Company and the PBGC, effective as of September 1, 2011. (14)
10.21	Agreement for Appointment of Trustee and Termination of Plan between the Company and the PBGC, effective as of November 1, 2011. (15)

10.22	Promissory Note in favor of the PBGC dated October 17, 2011. (15)
10.23	Modification Agreement to Promissory notes between the Company and Carle C. Conway dated December 31, 2012. (16)
10.24	Line of Credit Note Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.25	Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013. (18)
10.26	Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014. (17)
10.27	Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer. (18) #
10.28	Promissory Note and Security Agreement between the Company and UberScan, LLC. (18)
10.29	Modification Agreement to Promissory Notes between the Company and Carle C. Conway dated December 31, 2014. (18)
10.30	Promissory Note between Andrew Hoyen and the Company dated February 12, 2015. (18)
10.31	Amendment to Promissory Note between the Company and Dan Cappa dated August 24, 2015. (19)
10.32	Amendment to Promissory Note between the Company and UberScan, LLC dated October 6, 2015. (19)
10.33	Amendment to Promissory Note between the Company and Allan Robbins dated December 31, 2015 (23)
10.34	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015 (23)
10.35	Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016 (23)
10.36	Modification Agreement to Line of Credit Agreement between the Company and Donald W. Reeve dated September 30,2016 (20)
10.37	Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016. (20)
10.38	Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (21)
10.39	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (21)
10.40	Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (21)
10.41	Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (22)
10.42	Amendment to Promissory Note between the Company and Allan Robbins dated November 30, 2016 (23)
10.43	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 8, 2016. (23)
10.44	Modification #1 to Line of Credit Note and Agreement between Harry Hoyen and the Company dated December 28, 2017. (23)
10.45	Stock option agreement between the Company and Harry Hoyen dated December 28, 2017 for 400,000 common shares. (23)
10.46	Note Payable Agreement between the Company and Harry A. Hoyen III IRA dated May 7, 2019 (24)
10.47	Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019 (24)
10.48	**2019 Stock Option Plan (25)
10.49	Stock option agreement between the Company and Andrew Hoyen dated December 10, 2019. (26)
10.50	Stock Option Agreement between the Company and Donald W. Reeve dated December 23, 2019. (26)
10.51	Stock Option Agreement between the Company and James Villa dated December 23, 2019. (26)
10.52	Stock option agreement between the Company and Andrew Hoyen dated December 23, 2019. (26)
10.53	Small Business Administration Note Payable Agreement with Upstate Bank (27)
10.54	**2020 Stock Option Plan (27)
10.55	Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated November 17, 2020. *
10.56	Promissory Note between Donald Reeve and the Company dated December 30, 2020. *
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

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
(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2019.
(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 22, 2019.
(26) Incorporated by reference to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2019.
(27) Incorporated by reference to the Company's Quarter Report on Form 10-Q for the quarterly period ended March 31, 2020.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: March 30, 2021	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ Richard Glickman
Richard Glickman	VP Finance and Chief Accounting Officer	March 30, 2021
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	President and Chief Operating Officer	March 30, 2021

/s/ Donald W. Reeve
Donald W. Reeve	Chairman of the Board	March 30, 2021

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2020
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Infinite Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficiency and cash flows, for the years then ended, and the related notes to the financial statements (collectively, the financial statements)]. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company has negative working capital, which raises substantial doubt about the entity’s ability to continue as a going concern. The ability to continue to meet its obligations as they become due is dependent on the Company generating operating cash flow to satisfy these obligations, managing the date these obligations are settled, and identifying alternative equity or long-term liability financing to replace the current obligations. The Company has concluded that management’s plans have alleviated this substantial doubt about the ability to continue as a going concern. We have identified this item as a critical audit matter because certain estimates and assumptions used by the Company in their plan to alleviate substantial doubt are subjective and required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include: obtaining an understanding of the process and assumptions used by management to develop their plan, obtaining executed agreements and documents to support this plan where available, evaluating the reasonableness and consistency of methodology and assumptions applied by management based on historical facts, and evaluating the disclosures in the notes to the financial statements.

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1995.

Rochester, New York
March 30, 2021

INFINITE GROUP, INC. BALANCE SHEETS
	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$32,313	$6,398
Accounts receivable, net	953,826	432,289
Prepaid expenses and other current assets	96,483	65,285
Total current assets	1,082,622	503,972

Right of use asset – operating lease, net	120,777	195,441
Property and equipment, net	48,199	5,915
Software, net	354,905	184,676
Deposits	6,937	6,937
Total assets	$1,613,440	$896,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$343,073	$217,777
Accrued payroll	353,268	218,352
Accrued interest payable	531,409	939,440
Accrued retirement	264,675	254,348
Deferred revenue	320,042	178,824
Accrued expenses – other and other current liabilities	74,579	64,207
Current maturities of long-term obligations	1,004,445	950,000
Operating lease liability - Short-term	80,258	74,373
Current maturities of long-term obligations - related parties	0	512,935
Notes payable	162,500	332,500
Notes payable - related parties	0	58,000
Total current liabilities	3,134,249	3,800,756

Long-term obligations:
Notes payable:
Other	457,769	495,890
Related parties	1,015,820	385,000
Accrued payroll taxes(See Note 8)	69,025	0
Operating lease liability - Long-term	42,347	122,605

Total liabilities	4,719,210	4,804,251

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 29,061,883 shares	29,061	29,061
Additional paid-in capital	30,763,717	30,638,173
Accumulated deficit	(33,898,548)	(34,574,544)
Total stockholders’ deficiency	(3,105,770)	(3,907,310)
Total liabilities and stockholders’ deficiency	$1,613,440	$896,941

  See notes to audited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2020	2019
Revenue	$7,219,446	$7,094,279
Cost of revenue	4,177,268	4,422,533
Gross profit	3,042,178	2,671,746

Costs and expenses:
General and administrative	1,696,415	1,334,051
Selling	1,344,472	1,008,558
Total costs and expenses	3,040,887	2,342,609

Operating income	1,291	329,137

Other income (expense)
Interest income	786	0
Interest expense:
Related parties	(62,789)	(89,079)
Other	(230,299)	(192,081)
Total interest expense	(293,088)	(281,160)
Other income - (see Note 8)	967,007	0
Total other income (expense)	674,705	(281,160)

Net income	$675,996	$47,977

Net income per share – basic and diluted	$.02	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883

Weighted average shares outstanding – diluted	43,450,086	29,811,883

See notes to audited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY Years Ended December 31, 2020 and 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	29,061,883	$29,061	$30,593,366	$(34,622,521)	$(4,000,094)

Stock based compensation	0	0	44,807	0	44,807
Net income	0	0	0	47,977	47,977

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	125,544	0	125,544
Net income	0	0	0	675,996	675,996

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

See notes to audited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$675,996	$47,977
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	125,544	44,807
Depreciation and amortization	97,874	29,648
Bad debt expense	7,000	0
Forgiveness of note payable and interest	(963,516)	0
(Increase) decrease in assets:
Accounts receivable	(528,537)	(146,102)
Prepaid expenses and other current assets	(31,198)	(62,649)
Increase (decrease) in liabilities:
Accounts payable	125,296	(149,759)
Accrued expenses and other current liabilities	77,786	265,650
Net cash provided by (used in) operating activities	(413,755)	29,572

Cash flows from investing activities:
Purchases of property and equipment	(48,310)	(1,945)
Capitalization of software development costs	(255,230)	(194,215)
Net cash used in investing activities	(303,540)	(196,160)

Cash flows from financing activities:
Proceeds from note payable	957,372	0
Proceeds from notes payable - related parties	50,000	200,000
Repayments of notes payable - related parties	(96,635)	(56,730)
Repayments of note payable - short-term	(167,527)	0
Net cash provided by financing activities	743,210	143,270

Net increase (decrease) in cash	25,915	(23,318)

Cash - beginning of year	6,398	29,716

Cash - end of year	$32,313	$6,398

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$346,328	$152,908

Income taxes	$0	$0
See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity industry. There were no significant sales from customers in foreign countries during 2020 and 2019. All assets are located in the United States.

Nodeware® - Nodeware is an automated vulnerability management and network security scanning solution that enhances security by proactively identifying, monitoring, and addressing potential vulnerabilities on networks, creating a safeguard against hackers and ransomware with simplicity and affordability. Customers have the option to purchase Nodeware to accommodate the varying network needs of their organizations. Nodeware provides a value-based solution designed for small and medium-sized enterprises (SMEs) with single subnet or several subnets as well as accommodating larger organizations with more advanced network needs. Nodeware continues to release upgrades.

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

NOTE 2. - MANAGEMENT PLANS

The Company reported operating income of $1,291 in 2020 and $329,137 in 2019, net income of $675,996 in 2020 and $47,977 in 2019, and stockholders’ deficiencies of $3,105,770 and $3,907,310 at December 31, 2020 and 2019, respectively. The Company has a working capital deficit of approximately $ 2.1 million at December 31, 2020. These factors raise initial doubt about the ability to continue as a going concern. The Company has modified a significant amount of the existing short-term liabilities, plans to restructure certain remaining short term debt, is exploring additional sources of financing, including debt and equity, and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued and alleviate the initial substantial doubt.

Continue to Improve Operations and Capital Resources

The Company expects to increase revenue and cash flow from operations on a consistent basis based on recent demand for services and products. The Company has renegotiated the terms of some of the notes, using operational cash flow to pay down balances and extending terms and expects to continue to renegotiate additional obligations. These includes transactions during the first quarter of 2021, where the Company has renegotiated the due dates of approximately $446,000 of notes payable into 2023 and 2024. These obligations have been reclassified as long-term in the accompanying balance sheet.

During 2017, the Company originated lines of credit with related parties totaling $175,000 and borrowed $140,000. During 2018, the Company borrowed an additional $20,000. At December 31, 2020, the Company had approximately $15,000 available under these financing agreements.

During 2019, the Company borrowed $200,000 from a related party under the terms of a note payable. In 2020, the Company borrowed $50,000 more from this note payable. At December 31, 2020, the Company had $250,000 available under this financing agreement.

The Company believes the capital resources generated by the improving results of its operations as well as cash available under its factoring line of credit and from additional related parties and third-party loans, if needed, provide sources to fund its ongoing operations and to support the internal growth of the Company. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow. These plans, in management’s opinion, will allow the Company to meet its obligations for a reasonable period of time from the date the financial statements are available to be issued.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $10,089 for doubtful accounts was reasonably stated at December 31, 2020 ($17,455 – 2019).

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at December 31, 2020) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000.  During the year ended December 31, 2020, the Company sold approximately $1,749,697 ($4,742,933 - 2019) of its accounts receivable to the Purchaser.  As of December 31, 2020, $0 ($324,125 - 2019) of these receivables remained outstanding.  Additionally, as of December 31, 2020, the Company had $362,000 available under the financing line with the financial institution ($67,000 - 2019).  After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $0 at December 31, 2020 ($32,412 - 2019) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $21,100 for the year ended December 31, 2020 ($53,600 - 2019). These financing line fees are classified on the statements of operations as interest expense.

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

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2020 and 2019.

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

The Company sold VMware software and service credits in 2019. Sales were recorded upon receipt of the software or credits by the customer. The Company did not take title to the software or credits. Accordingly, the Company accounted for these as agent sales and reduced its sales amount by the related cost of sales.

   The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at December 31, 2020 or 2019 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2020	2019
Managed support services	$4,669,570	$4,986,217
Cybersecurity projects and software	2,285,876	1,569,972
Other IT consulting services	264,000	538,090
Total revenue	$7,219,446	$7,094,279

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

● In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is earned. For the year ended December 31, 2020, we recognized revenue of approximately $169,000 that was included in the deferred revenue balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is approximately $311,000, and the remaining deferred revenue of $10,000 is scheduled to be realized in 2022.

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

During 2020, sales to one client, including sales under subcontracts for services to several entities, accounted for 61.2% of total sales (62.6% - 2019) and 38.8% of accounts receivable at December 31, 2020 (22.1% - 2019).

Revenue and Cost of Revenue - The Company designates certain revenue of third-party software and project credits as agent revenue where the Company does not have the performance obligation to deliver the software or credits to the end user. Accordingly, cost of revenue is recorded as a reduction of revenue and only the gross profit is included in revenue in the accompanying statements of operations. For the years ended December 31, 2020 and 2019, the Company designated agent revenue of $0 and $238,136, respectively. The related accounts receivables and accounts payable are recorded on a gross basis in the accompanying balance sheets.

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2020 or 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2017 through 2020 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Numerator for basic and diluted net income per share:
Basic net income	$675,996	$47,977
Plus: Interest expense saved on converted debt	27,068	0
Diluted net income	$703,064	$47,977
Basic and diluted net income per share	$.02	$.00

Weighted average common shares outstanding
Basic shares	29,061,883	29,061,883
Plus: Stock options	6,215,883	750,000
Plus: Convertible debt	9,422,320	0
Diluted shares	44,700,086	29,811,883

Anti-dilutive shares excluded from net income per share	2,715,000	29,195,736

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

Leases - At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 13 for further disclosure regarding lease accounting.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

		December 31,
	Depreciable Lives	2020	2019
Software	3 years	$72,834	$34,934
Equipment	3 to 10 years	142,129	131,719
Furniture and fixtures	5 to 7 years	17,735	17,735
		232,698	184,388
Accumulated depreciation		(184,499)	(178,473)
		$48,199	$5,915

Depreciation expense was $6,026 and $4,567 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5. – CAPITALIZATION OF SOFTWARE FOR RESALE

As of December 31, 2020, there was $449,445 ($194,215 in 2019) of costs capitalized and $94,541 of accumulated amortization ($9,539 in 2019). During the year ended December 31, 2020 there was $85,002 of amortization expense recorded ($9,539 in 2019). Future amortization is expected to be $354,905 at a rate of $148,146, $140,276, $64,813 and $1,670 for the years 2021, 2022, 2023 and 2024 respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $159,700 and $58,000 during the year ended December 31, 2020 and 2019, respectively.

NOTE 6. - NOTES PAYABLE - CURRENT

Notes payable consist of:
	December 31,
	2020	2019
Demand note payable, 10%, secured by Software (A)	$12,500	$12,500
Demand note payable to former director, 10%, unsecured (B)	0	30,000
Convertible demand note payable to former director, 12%, unsecured (B)	0	40,000
Convertible notes payable, 6% (C)	150,000	150,000
Convertible term note payable, 7%, secured (D)	0	100,000
	$162,500	$332,500

(A)
Demand Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software.

(B)
Demand note payable to former director, 10%, unsecured and Convertible demand note payable to former director, 12%, unsecured - These notes were paid off in 2020 as part of the transaction noted in Note 7 (F).

(C)
Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2020, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2019) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $.05 per share, subject to certain limitations.

(D)
Convertible term note payable, 7%, secured, maturity date of October 4, 2016 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement. Subsequent to December 31, 2020, the Company extended Maturity date to January 1, 2024.

Notes payable - related parties consist of:

	December 31,
	2020	2019
Demand notes payable to officer and director, 6%, unsecured	$0	$38,000
Demand note payable to director, 6%, unsecured	0	20,000
	$0	$58,000

Both Notes payable – related parties were paid off in 2020.

NOTE 7. - LONG-TERM OBLIGATIONS

Notes Payable – Other consist of:

	December 31,
	2020	2019
2016 note payable, 6%, unsecured, due December 31, 2021 (A)	$500,000	$500,000
Convertible note payable, 6%, due January 1, 2020 (B)	0	264,000
Note payable, 10%, secured, due January 1, 2018 (C)	265,000	265,000
Convertible term note payable,12%, secured, due August 31, 2018 (D)	175,000	175,000
Term note payable - PBGC, 6%, secured (E)	246,000	246,000
2020 note payable, 6%, unsecured, due August 24, 2024 (F)	166,473	0
Convertible term note payable, 7%, secured (G)	100,000	0
Convertible notes payable, 6%, due January 1, 2024 (H)	9,000	9,000
Accrued interest due after 2021(I)	7,296	0
	1,468,769	1,459,000
Less: deferred financing costs	6,555	13,110
	1,462,214	1,445,890
Less: current maturities	1,004,445	950,000
	$457,769	$495,890

(A)
2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. Borrowings bear interest at 6% with interest payments due quarterly. Principal is due on December 31, 2021. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. As of December 31, 2020, the balance was $493,445 (2019 - $486,890), representing principal outstanding less issuance costs of $6,555 (2019-$13,110). The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

(B)
Convertible note payable, 6%, due January 1, 2020 - This note has the same terms as item (C) of Note 6 except it matured on January 1, 2020. This note was paid off as part of the transaction noted in item (F) of this note.

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

(F)
2020 note payable, 6%, unsecured, due August 24, 2024 - The Company entered into a Promissory Note agreement dated August 24, 2020 with a third-party Lender. The Note represents the negotiated amount owed to the Lender after a payment in the amount of $550,000 was made to settle previous notes and interest held by the Lender See Note 6 and item (B) of this note. The principal amount of the new note is $166,473. This note becomes due on August 24, 2024.

(G)
Convertible term note payable, 7%, secured, due January 1, 2024 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

(H)
Convertible notes payable, 6%, due January 1, 2024 - The Company has a note payable to a former related party in the amount of $9,000. The note’s maturity was extended to January 1, 2024 from January 1, 2021. In consideration for this extension, the Company agreed to issue the borrower 25,000 options with a 3-year term to purchase common stock of Infinite Group Inc. exercisable at $0.10 (ten cents) per share. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The note bears interest at 6.00% at December 31, 2020. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2021 was 6.00%.

(I)
Accrued interest due after 2021 – The accrued interest for items(H) above is not due until the due date of the respective loan. The amount of accrued interest for item (H) at December 31, 2020 is$7,296.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2020	2019
Note payable, up to $500,000, 7.5%, due August 31, 2026 (A)	$250,000	$200,000
2020 Note payable, 6%, due January 1, 2024 (B)	328,000	0
Convertible notes payable, 6% (C)	146,300	146,300
Note payable, $400,000 line of credit, 8.35%, unsecured (D)	0	366,635
Convertible note payable, 7%, due June 30, 2023 (E)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (F)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (G)	70,000	70,000
Accrued interest due after 2021(H)	106,520	0
	1,015,820	897,935
Less current maturities	0	512,935
	$1,015,820	$385,000

(A)
Note payable of up to $500,000, 7.5%, due August 31, 2026 - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019 and $50,000 during the year ended December 31, 2020, which remains outstanding.

(B)
Note payable, 6%, due January 1, 2024 - On December 30, 2020, the Company entered into a promissory note agreement with a member of its Board. The interest payments are due quarterly starting on April 1, 2021. Principal payments of $100,000 are to be made on January 1, 2022 and January 1, 2023 and a balloon payment of $128,000 on January 1, 2024. This note replaced the note in (D) below.

(C)
Convertible notes payable, 6% - The Company has a note payable to a related party of $146,300 maturing on January 1, 2024. This note’s maturity date was extended from January 1, 2020. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share, subject to certain limitations. The notes bear interest at 6.00% at December 31, 2020. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2021 was 6.00%.

  The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

(D)
Note payable, $400,000 line of credit, 8.35%, unsecured - On December 1, 2014, the Company entered into an unsecured line of credit financing agreement with a member of its Board. The LOC Agreement provides for working capital of up to $400,000 through January 1, 2020. This line of credit agreement was cancelled and replaced by the note payable noted in item (B) of this note.

(E)
Convertible note payable, 7%, due June 30, 2023 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share. In 2021, the Company officer extended the due date to June 30, 2023.

(F)
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

(G)
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

(H)
Accrued interest due after 2021 – The accrued interest for item (C) and (E) above is not due until the due date of the loan.

Long-Term Obligations

As of December 31, 2020, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2021	$673,500	$0	$673,500
2021	500,000	6,555	493,445
2022	190,000	0	190,000
2023	205,500	0	205,500
2024	828,089	0	828,089
2025	0	0	0
2026	250,000	0	250,000
Total long-term obligations	$2,647,089	$6,555	$2,640,534

NOTE 8. – CARES ACT

Paycheck Protection Program (“PPP”) Loan - On April 10, 2020, the Company entered into a U. S. Small Business Administration (“SBA”) Note Payable agreement (the “Note”) with Upstate National Bank (“Lender”) under the Paycheck Protection Program (15 U.S.C. § 636(a)(36)) enacted by Congress under the Coronavirus Aid, Relief and Economic Security Act (the “Act”). The Note provided funding for working capital to the Company in the amount of $957,372 and was restricted to certain uses and could not have been used to repay debt. The interest rate on the Note was fixed at 1.00% and was accrued until forgiveness. The Act (including the guidance issued by SBA and U.S. Department of the Treasury related thereto) provided that all or a portion of this Note could be forgiven upon request from Borrower to Lender, subject to requirements in the Note and Act. The Company received 100% forgiveness of the loan during the fourth quarter of 2020. Total amount forgiven was $963,516 including interest.

Deferral of employment tax deposits and payments – The Act allowed employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. The amount deferred was $138,050. The deferred deposits of the employer's share of Social Security tax must be deposited by the following dates to be treated as timely (and avoid a failure to deposit penalty):

●
On December 31, 2021, 50 percent of the eligible deferred amount ($69,025); and
●
On December 31, 2022, the remaining amount.

NOTE 9. - STOCK AND STOCK OPTION PLANS

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2020, and 2019, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plans adopted in 2005, which has authority to grant options to purchase up to an aggregate of 990,000 common shares at December 31, 2020 and 2019. There are no options to be granted under this plan.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 3,427,000 common shares at December 31, 2020. There are no remaining options to issue under this plan. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares of which 1,500 common shares are available for grant at December 31, 2020. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

2020 Plan - During 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares of which 560,000 common shares are available for grant at December 31, 2020. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

NOTE 10. - STOCK OPTION AGREEMENTS AND TRANSACTIONS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with consultants and a member of the Board of which options for an aggregate of 750,000 common shares are outstanding at December 31, 2020 with an average exercise price of $.12 per share. At December 31, 2020, options for 750,000 shares are vested. Options for 938,000 shares were forfeited unvested in January 2019.

Loan Fees - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 in 2019 and $50,000 in 2020. The $250,000 remains outstanding as of December 31, 2020. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

On August 24, 2020, the Company entered into a note payable agreement for $166,473 with a third party. The note has an interest rate of 6% and is due on August 24, 2024. As consideration for providing this financing, the Company granted a stock option to purchase a total of 500,000 common shares at an exercise price of $.05 and recorded interest expense of $52,900 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

On November 17, 2020, the Company extended a note payable agreement of $146,300 with a related party. The note has an interest rate of 6% and is due on January 1, 2022. As consideration for providing this extension of the financing, the Company granted a stock option to purchase a total of 250,000 common shares at an exercise price of $.12 and recorded interest expense of $15,450 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

On December 31, 2020, the Company extended a note payable agreement of $9,000 with a third party. The note has an interest rate of 6% and is due on January 1, 2024. As consideration for providing this extension of the financing, the Company granted a stock option to purchase a total of 25,000 common shares at an exercise price of $.10 and recorded interest expense of $958 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

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

The following assumptions were used for the years ended December 31, 2020 and 2019.

	2020	2019
Risk free interest rate	0.17% to 1.40%	1.38% to 2.55%
Expected dividend yield	0%	0%
Expected stock price volatility	100%	100%
Expected life of options	1.75 to 3.01 years	2.75 to 3.90 years

   The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2020 and 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,920,000	$.09
Granted	4,203,500	$.03
Expired	(275,000)	$.07
Forfeited	(938,000)	$.23
Outstanding at December 31, 2019	10,910,500	$.05
Granted	1,880,000	$.07
Expired	(335,000)	$.15
Forfeited	(25,000)	$.05
Outstanding at December 31, 2020	12,430,500	$.05	3.3 years	$480,400

Vested or expected to vest at December 31, 2020	12,430,500	$.05	3.3 years	$480,400

Exercisable at December 31, 2020	11,885,500	$.05	3.3 years	$467,800

At December 31, 2020, there was $0 of total unrecognized compensation cost related to outstanding non-vested options.

The weighted average fair value of options granted was $.07 and $.03 per share for the years ended December 31, 2020 and 2019, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant with the exception of the 500,000 options granted in consideration for providing the financing on August 24, 2020.

NOTE 11. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2020	2019
Deferred:
Federal	$39,000	$49,000
State	(10,000)	6,000
	29,000	55,000
Change in valuation allowance	(29,000)	(55,000)
	$0	$0

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $6,900,000 ($7,300,000 - 2019) and various state net operating loss carryforwards of approximately $3,200,000 ($3,200,000 - 2019) which expire from 2021 through 2040.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2020, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards and defined benefit plan expenses in the amount of approximately $1,914,000 ($1,943,000 - 2019), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,550,000	$1,650,000
Defined benefit pension liability	60,000	60,000
Operating Lease ROU	(30,000)	(48,000)
Operating Lease Liability	30,000	48,000
Deferred Revenue	11,000	0
Reserves and accrued expenses payable	293,000	233,000
Gross deferred tax asset	1,914,000	1,943,000
Deferred tax asset valuation allowance	(1,914,000)	(1,943,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%

Change in valuation allowance	(4.2)	(115.6)
Net operating loss carryforward expiration	13.4	71.5
State taxes	(1.5)	12.8
Expired stock-based compensation	1.0	3.1
Forgiveness of PPP loan	(29.9)	0.0
Other permanent non-deductible items	.2	7.2
Effective income tax rate	0.0%	0.0%

NOTE 12. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $264,675 and $254,348, as of December 31, 2020 and 2019, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2020, 401(k) employee contribution limits are $19,500 plus a catch-up contribution for those over age 50 of $6,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2020 or 2019.

NOTE 13. - LEASE

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Supplemental balance sheet information related to the operating lease was as follows:

December 31, 2020
Right of use asset – lease, net	$120,777
Operating lease liability - short-term	$80,258
Operating lease liability - long-term	42,347
Total operating lease liability	$122,605

Discount rate - operating lease	6.0%

NOTE 14. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of $62,114 at December 31, 2020 ($157,067 - 2019). An additional $106,520 of accrued interest to related parties is due to paid after 2021.

NOTE 15. - SUBSEQUENT EVENTS

To date, the COVID-19 outbreak has not had a material adverse impact on our operations. The extent of the impact of COVID-19 on the Company's operational and financial results will depend on future developments, including the duration and spread of the outbreak and related governmental or other regulatory actions.

On January 15, 2021, the Company extended a note payable agreement of $175,000 with a third party. The note has an interest rate of 12% and is due on January 1, 2024.

On January 15, 2021, the Company extended a note payable agreement of $100,000 with a third party. The note has an interest rate of 7% and is due on January 1, 2024.

On February 14, 2021, the Company extended a note payable agreement of $146,300 and accrued interest of $97,102 with a related party. The note has an interest rate of 6% and is due on January 1, 2024.

On February 14, 2021, the Company extended a note payable agreement of  $25,000 and accrued interest of $35,135 with a related party. The note has an interest rate of 6% and is due on June 30, 2023