Form 10-K/A
period 2020-12-31
INFINITE GROUP INC
filed 2021-04-16
CIK 884650

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

DOCUMENTS INCORPORATED BY REFERENCE
NONE

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Infinite Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on March 30, 2021 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

INFINITE GROUP, INC.
Form 10-K

TABLE OF CONTENTS

PART IV.
Item 15.	Exhibits	4
	Signatures	6

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