Form 10-Q
period 2021-03-31
INFINITE GROUP INC
filed 2021-05-17
CIK 884650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 29,311,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 10, 2021.

Infinite Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2021

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Balance Sheets – March 31, 2021 (Unaudited) and December 31, 2020	3

Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020	4

Statements of Stockholders’ Deficiency (Unaudited) for the three months ended March 31, 2021 and 2020	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020	6

Notes to Financial Statements – (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	16

SIGNATURES	17

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”), for a more detailed discussion of uncertainties and risks that may have an impact on future results. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
INFINITE GROUP, INC. BALANCE SHEETS
	March 31,	December 31,
	2021 (Unaudited)	2020
ASSETS
Current assets:
Cash	$42,472	$32,313
Accounts receivable, net of allowance of $10,089	794,997	953,826
Prepaid expenses and other current assets	107,332	96,483
Total current assets	944,801	1,082,622
Right of use asset – lease, net	101,402	120,777
Property and equipment, net	46,905	48,199
Software, net	377,996	354,905
Deposit	6,937	6,937
Total assets	$1,478,041	$1,613,440

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$297,582	$343,073
Accrued payroll	427,255	353,268
Accrued interest payable	560,887	531,409
Accrued retirement	267,322	264,675
Deferred revenue	272,614	320,042
Accrued expenses – other and other current liabilities	65,078	74,579
Operating lease liability - short-term	81,787	80,258
Current maturities of long-term obligations-other	1,006,084	1,004,445
Current maturities of long-term obligations-related parties	100,000	0
Notes payable	162,500	162,500
Total current liabilities	3,241,109	3,134,249

Long-term obligations:
Notes payable:
Other	457,902	457,769
Related parties	918,422	1,015,820
Accrued payroll taxes	69,025	69,025
Operating lease liability - long-term	21,332	42,347
Total liabilities	4,707,790	4,719,210

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,061,883 shares issued and outstanding	29,061	29,061
Additional paid-in capital	30,791,965	30,763,717
Accumulated deficit	(34,050,775)	(33,898,548)
Total stockholders’ deficiency	(3,229,749)	(3,105,770)
Total liabilities and stockholders’ deficiency	$1,478,041	$1,613,440

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31,
	2021	2020

Revenue	$1,824,342	$1,899,595
Cost of revenue	1,072,916	1,123,066
Gross profit	751,426	776,529

Costs and expenses:
General and administrative	464,392	374,530
Selling	387,725	346,701
Total costs and expenses	852,117	721,231

Operating income (loss)	(100,691)	55,298

Interest expense
Interest expense:
Related parties	(14,513)	(15,863)
Other	(37,023)	(45,497)
Total interest expense	(51,536)	(61,360)

Net loss	$(152,227)	$(6,062)

Net loss per share – basic and diluted	$(.01)	$.00

Weighted average shares outstanding – basic	29,061,883	29,061,883

Weighted average shares outstanding – diluted	29,061,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2021 and 2020

Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	29,061,883	$29,061	$30,791,965	$(34,050,775)	$(3,229,749)

Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

See notes to unaudited financial statements.

INFINITE GROUP, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(152,227)	$(6,062)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Stock based compensation	28,248	2,130
Depreciation and amortization	41,127	12,450
(Increase) decrease in assets:
Accounts receivable	158,829	(4,423)
Prepaid expenses and other assets	(10,849)	15,077
Increase (decrease) in liabilities:
Accounts payable	(45,491)	71,993
Deferred revenue	(47,428)	(59,656)
Accrued expenses	96,699	135,115
Accrued retirement	2,647	2,543
Net cash provided by operating activities	71,555	169,167

Cash flows from investing activities:
Purchase of property and equipment	(3,354)	(4,924)
Capitalization of software development costs	(58,042)	(57,522)

Net cash used by investing activities	(61,396)	(62,446)

Cash flows from financing activities:
Repayments of notes payable - related party	0	(6,680)

Net cash used by financing activities	0	(6,680)

Net increase in cash	10,159	100,041

Cash - beginning of period	32,313	6,398

Cash - end of period	$42,472	$106,439

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$16,754	$53,404

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2020 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $152,227 and $6,062 for the three months ended March 31, 2021 and 2020, respectively, and stockholders’ deficiencies of $3,229,749 and $3,105,770 at March 31, 2021 and December 31, 2020, respectively. The Company has a working capital deficit of approximately $ 2.3 million at March 31, 2021. These factors raise initial doubt about the ability to continue as a going concern. The Company has modified a significant amount of the existing short-term liabilities, plans to restructure certain remaining short-term debt, is exploring additional sources of financing, including debt and equity, and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued and alleviate the initial substantial doubt.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2020 presents a summary of significant accounting policies as included in the Company's Annual Report on Form 10-K as filed with the SEC.

Reclassifications – It is the Company’s policy to reclassify prior year amounts to conform with the current year presentation.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2021 or 2020 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended March 31,
	2021	2020
Managed support services	$1,070,899	$1,141,761
Cybersecurity projects and software	702,443	646,834
Other IT consulting services	51,000	111,000
Total sales	$1,824,342	$1,899,595

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

During the three months ended March 31, 2021, sales to one client, including sales under subcontracts for services to several entities, accounted for 57.5% of total sales (58.4% - 2020) and 30.2% of accounts receivable at March 31, 2021 (38.8% - December 31, 2020).

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

Leases - At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 9 for further disclosure regarding lease accounting.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at March 31, 2021) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2021, the Company sold approximately $667,000 ($1,052,000 - March 31, 2020) of its accounts receivable to the Purchaser. As of March 31, 2021, approximately $222,000 ($0 - December 31, 2020) of these receivables remained outstanding. Additionally, as of March 31, 2021, the Company had approximately $199,000 available under the financing line with the financial institution ($362,000 - December 31, 2020). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $22,000 at March 31, 2021 ($0 - December 31, 2020), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $5,693 for the three months ended March 31, 2021 ($11,026 - March 31, 2020). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of March 31, 2021, there was $507,487 of costs capitalized ($449,445 as of December 31, 2020) and $129,491 of accumulated amortization ($94,540 as of December 31, 2020). During the quarter ended March 31, 2021 there was $34,950 of amortization expense recorded ($9,538 in 2020). Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $40,814 and $17,400 during the quarter ended March 31, 2021 and 2020, respectively.

Note 6. Debt Obligations

Four debt obligations were extended during the quarter ended March 31, 2021.

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

On February 14, 2021, the Company extended a note payable agreement of $25,000 and accrued interest of $35,135 with a related party. The note has an interest rate of 6% and is due on June 30, 2023.

Note 7. Earnings per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended:

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(152,227)	$(6,062)
Basic and diluted net loss per share	$(.01)	$.00

Weighted average common shares outstanding
Basic and diluted shares	29,061,883	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	22,703,772	32,673,741

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 8. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 12,842,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 385,000 options were granted for the three months ended March 31, 2021. 75,000 options were granted for the three months ended March 31, 2020. The following assumptions were used for the three months ended March 31, 2021.

Risk-free interest rate	0.16%-0.21%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 years

The Company recorded expense for options issued to employees and independent service providers of $28,248 and $2,130 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, there was no unrecognized compensation cost related to non-vested options. 655,000 options vested during the three months ended March 31, 2021.

A summary of all stock option activity for the three months ended March 31, 2021 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,430,500	$.05
Granted	385,000.13
Forfeited	(280,000)	.05
Expired	0.00
Outstanding at March 31, 2021	12,535,500	$.06	3.1 years	$2,180,700

At March 31, 2021 - vested or
expected to vest and exercisable	12,535,500	$.06	3.1 years	$2,180,700

Note 9. Lease

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Supplemental balance sheet information related to the lease on March 31, 2021 and December 31, 2020 is as follows:

Description	Classification	March 31, 2021	December 31, 2020
Right of Use Asset – Lease, net	Other assets (non-current)	$101,402	$120,777
Operating Lease liability – Short-term	Accrued liabilities	81,787	80,258
Operating Lease liability – Long-term	Other long-term liabilities	21,332	42,347
Total operating lease liability		$103,119	$122,605

Discount rate – operating lease			6.0%

Note 10. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $64,108 at March 31, 2021 ($62,114 - December 31, 2020). An additional $109,122 of accrued interest to related parties is due to be paid after March 31, 2022.

Note 11. Subsequent Events

Subsequent to March 31, 2021, the Company entered into a settlement agreement with the PBGC for $200,000 to settle the outstanding principal of $246,000 and accrued interest of approximately $73,000 as of April 30, 2021. The $200,000 is expected to be paid during the three months ended June 30, 2021.  95 days after payment is received , the PBGC is expected to release the remaining principal and accrued interest owed.

Subsequent to March 31, 2021, the Company issued 200,000 shares to a consultant for services to be rendered from March 1, 2021 to February 28, 2023 as well as issued 50,000 shares to another consultant for services from April 1, 2021 to September 30, 2021. Expenses associated with the issuances will be recognized over the term of the respective agreements.

Subsequent to March 31, 2021, the Company issued options to an employee for 1,000,000 common shares at an exercise price of $0.245. 250,000 were vested immediately and 750,000 will be vested based upon reaching certain incentive goals. The expense recorded with respect to the vested options will be $35,550 during the three months ended June 30, 2021.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 has continued to disrupt business activity globally.

During the first quarter of 2021, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased slightly during the first quarter of 2021, and we expect these expenses to grow slowly but will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events.  We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is a developer of cybersecurity software and a provider of cybersecurity related services and managed information security related services to commercial businesses and government organizations. As part of these offerings we:

●
as a trusted advisor and cybersecurity overlay, our focus is on key cybersecurity services (virtual CISO, baseline risk assessments, compliance review and assessment, incident response, penetration testing, vulnerability assessments and other related consulting services) to solve and simplify security for Managed Service Providers (MSPs), small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. Acting as the cybersecurity overlay to both internal IT and third-party IT organizations such as MSPs, VARs, MSSPs, we provide guidance and structure for companies to meet compliance and have an overarching cybersecurity plan. We work with both our channel partners and direct customers to provide these services;

●
have developed and brought to market a SaaS based, recently patented, automated asset identification vulnerability management and monitoring solution, Nodeware®, which we sell through distribution and channel partners. We are also a master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

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

We have been notified that U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF [U.S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016].

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

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers to use a product that provides greater visibility into the network security of an organization. We sell Nodeware in the commercial sector through channel partners and agents. Since 2018, we have continued to expand our channel of direct resellers in addition to organizations like Telarus, SYNNEX and Staples.

Intellectual Property

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent-pending and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. In addition to the Patent noted above, we have filed a patent application for the Nodeware® platform in December 2020. The efforts we have taken to protect our intellectual property may not be sufficient or effective As a result of this uncertainty and overall significance to the financial statements these costs have been expensed.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table compares our statements of operations data for the three months ended March 31, 2021 and 2020. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$1,824,342	100.0%	$1,899,595	100.0%	$(75,253)	(4.0)%
Cost of sales	1,072,916	58.8	1,123,066	59.1	(50,150)	(4.5)
Gross profit	751,426	41.2	776,529	40.9	(25,103)	(3.2)
General and administrative	464,392	25.5	374,530	19.7	89,862	24.0
Selling	387,725	21.2	346,701	18.3	41,024	11.8
Total costs and expenses	852,117	46.7	721,231	38.0	130,886	18.1
Operating income (loss)	(100,691)	(5.5)	55,298	2.9	(155,989)	(282.1)
Interest expense	(51,536)	(2.8)	(61,360)	(3.2)	(9,824)	(16.0)
Net loss	$(152,227)	(8.3)%	$(6,062)	(0.3)%	$(146,165)	2,411.2%

Net loss per share - basic and diluted	$(.01)		$.00		$(.01)
Sales

Our managed support service sales comprised approximately 59% of our sales in 2021 and approximately 60% in 2020. Our cybersecurity projects and software sales, primarily to SMEs, were approximately 39% of our total sales in 2021 as compared to approximately 34% for 2020.

Sales of virtualization subcontract projects have continued to decrease since 2015 because VMware has continued to assign fewer projects to us. Our virtualization subcontract project sales decrease of approximately 30% from 2020 to 2021 was more than offset by sales growth of approximately $56,000 from our cybersecurity projects and software business during the three months ended March 31, 2021 as compared to 2020. Our goal is to continue to grow our cybersecurity projects and software business by using our expanding salesforce as well as channel partners. We also hope to recapture some of our VMware business in both the public and commercial sector by building VMware license sales volume and services concurrently directly with customers rather than relying on subcontract project services. Other IT projects comprised the balance of our sales.

Cost of Sales and Gross Profit

Cost of sales principally represents the cost of employee services related to our IT Services Group. We have grown our cybersecurity projects team to meet demand and terminated some support personnel in the last year as part of efficiency measures. As virtualization project sales decreased, related personnel cost of sales also decreased.

Our gross profit decreased by $25,103 primarily due to pricing concessions made in our managed services business offset by improved cybersecurity projects sales and better cost containment of salaries.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased due primarily to personnel increases and increases to professional fees for legal and consulting services.

Selling Expenses

The increase in selling expenses is due to the hiring of salespeople throughout 2020 to sell our cybersecurity services and software and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was offset by less travel related spending due to COVID-19 as well as less marketing spending.

Operating Income

The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the three months ended March 31, 2021 as compared to 2020.

Interest Expense

The decrease in interest expense is principally attributable to the decrease in interest rates over the last year.

Net Loss

The increase is attributable to the items discussed above for the three months ended March 31, 2021 as compared to 2020.

Liquidity and Capital Resources

At March 31, 2021, we had cash of $42,472 available for working capital needs and planned capital asset expenditures. At March 31, 2021, we had a working capital deficit of approximately $2,196,000 and a current ratio of .29.

During 2021, we financed our business activities principally through cash flows provided by operations and sales with recourse of our accounts receivable. Our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2021, we had financing availability, based on eligible accounts receivable, of approximately $199,000 under this line. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreement (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2021, we had approximately $15,000 of availability under the LOC Agreements.

At March 31, 2021, we have current notes payable of $162,500 to third parties, which includes convertible notes payable of $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $1,006,084 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, $175,000 due on August 31, 2018, which have not been renewed or amended and approximately $500,000 due on December 31, 2021. We also have approximately $246,000 to the Pension Benefit Guaranty Corporation (the “PBGC”) with all principal due by September 15, 2018. We entered into a Second Amended Settlement Agreement with the PBGC during the quarter. The Company is expecting to pay $200,000 to PBGC by the end of the second quarter to settle the debt in full, including accrued interest of $71,755 as of March 31, 2021.

At March 31, 2021, we have $100,000 of current maturities of long-term obligations to a related party. This is due on January 1, 2022.

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

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $250,000 at March 31, 2021. $200,000 of this availability is expected to be used after March 31, 2021 to settle the PBGC liability.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2020	2020
Net cash provided by operating activities	$71,555	$169,167
Net cash used by investing activities	(61,396)	(62,446)
Net cash used by financing activities	0	(6,680)
Net increase in cash	$10,159	$100,041

Cash Flows Provided by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $152,227 for 2021 was offset in part by non-cash expenses and credits of $69,375. In addition, a decrease in accounts receivable and other assets of $147,980, offset by an increase in accrued payroll, deferred revenue and other expenses payable of $51,918 and a decrease in accounts payable of $45,491 resulting in cash provided by operating activities of $71,555.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $61,396 during the three months ended March 31, 2021. It was primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Used by Financing Activities

There were no financing activities during the three months ended March 31, 2021.

Credit Resources

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations as well as the extension of short-term debt to long term will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three months ended March 31, 2021.

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

Infinite Group, Inc. (Registrant)
Date: May 17, 2021	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ Richard Glickman
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