Form 10-Q
period 2021-06-30
INFINITE GROUP INC
filed 2021-08-17
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-21816

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1490422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

175 Sully’s Trail, Suite 202, Pittsford, New York	14534
(Address of principal executive offices)	(Zip Code)

(585) 385-0610(Registrant’s telephone number, including area code)

___________________________________________

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 29,595,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC. BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$3,966	$32,313
Accounts receivable, net of allowance of $10,089	796,656	953,826
Prepaid expenses and other current assets	181,338	96,483
Total current assets	981,960	1,082,622
Right of use asset – lease, net	81,733	120,777
Property and equipment, net	47,222	48,199
Software, net	401,285	354,905
Deposit	6,937	6,937
Total assets	$1,519,137	$1,613,440

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$358,051	$343,073
Accrued payroll	364,380	353,268
Accrued interest payable	592,344	531,409
Accrued retirement	269,995	264,675
Deferred revenue	429,466	320,042
Accrued expenses – other and other current liabilities	95,505	74,579
Operating lease liability - short-term	83,340	80,258
Current maturities of long-term obligations-other	807,723	1,004,445
Current maturities of long-term obligations-related parties	100,000	0
Notes payable - other	162,500	162,500
Notes payable – related parties	100,000	0
Total current liabilities	3,363,304	3,134,249

Long-term obligations:
Notes payable
Other	458,037	457,769
Related parties	1,120,048	1,015,820
Accrued payroll taxes	69,025	69,025
Operating lease liability - long-term	0	42,347
Total liabilities	5,010,414	4,719,210

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 29,595,883 and 29,061,883 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	29,595	29,061
Additional paid-in capital	30,946,406	30,763,717
Accumulated deficit	(34,467,278)	(33,898,548)
Total stockholders’ deficiency	(3,491,277)	(3,105,770)
Total liabilities and stockholders’ deficiency	$1,519,137	$1,613,440

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$1,797,504	$1,703,361	$3,621,846	$3,602,956
Cost of revenue	1,109,223	1,024,775	2,182,138	2,147,841
Gross profit	688,281	678,586	1,439,708	1,455,115

Costs and expenses:
General and administrative	541,711	402,226	1,006,103	776,756
Selling	507,042	299,224	894,767	645,925
Total costs and expenses	1,048,753	701,450	1,900,870	1,422,681

Operating income (loss)	(360,472)	(22,864)	(461,162)	32,434

Other income (expense)
Interest income	1	433	3	433
Interest expense:
Related parties	(16,541)	(16,783)	(31,054)	(32,645)
Other	(39,491)	(36,523)	(76,517)	(82,021)
Total interest expense	(56,032)	(53,306)	(107,571)	(114,666)
Other income	0	2,912	0	2,912
Total other income (expense)	64,474	(49,961)	12,937	(111,321)

Net loss	$(416,503)	$(72,825)	$(568,730)	$(78,887)

Net loss per share – basic and diluted	$(.01)	$.00	$(.02)	$.00

Weighted average shares outstanding – basic	29,238,323	29,061,883	29,150,590	29,061,883

Weighted average shares outstanding – diluted	29,238,323	29,061,883	29,150,590	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

Three Months Ended June 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	29,061,883	$29,061	$30,791,965	$(34,050,775)	$(3,229,749)

Issuance of common stock	250,000	250	57,875	0	58,125
Exercise of stock options	284,000	284	14,646	0	14,930
Stock based compensation	0	0	81,920	0	81,920
Net loss	0	0	0	(416,503)	(416,503)

Balance – June 30, 2021	29,595,883	$29,595	$30,946,406	$(34,467,278)	$(3,491,277)

Three Months Ended June 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

Stock based compensation	0	0	16,850	0	16,850
Net loss	0	0	0	(72,825)	(72,825)

Balance – June 30, 2020	29,061,883	$29,061	$30,657,153	$(34,653,431)	$(3,967,217)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(568,730)	$(78,887)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	110,168	18,980
Depreciation and amortization	87,551	36,215
(Increase) decrease in assets:
Accounts receivable	157,170	(562,688)
Prepaid expenses and other assets	(26,730)	(2,582)
Increase (decrease) in liabilities:
Accounts payable	14,978	46,928
Deferred revenue	109,424	(18,762)
Accrued expenses	98,469	133,464
Accrued retirement	5,320	5,112
Net cash used by operating activities	(12,380)	(422,220)

Cash flows from investing activities:
Purchase of property and equipment	(8,722)	(6,705)
Capitalization of software development costs	(121,175)	(128,366)

Net cash used by investing activities	(129,897)	(135,071)

Cash flows from financing activities:
Proceeds from issuance of notes payable - related parties	299,000	0
Proceeds from note payable	0	957,372
Proceeds from the exercise of common stock options	14,930	0
Repayment of long-term obligations	(200,000)	0
Repayments of notes payable - related party	0	(10,700)

Net cash provided by financing activities	113,930	946,672

Net increase (decrease) in cash	(28,347)	389,381

Cash - beginning of period	32,313	6,398

Cash - end of period	$3,966	$395,779

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$39,369	$77,080

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2020 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $568,730 and $78,887 for the six months ended June 30, 2021 and 2020, respectively, and stockholders’ deficiencies of $3,491,277 and $3,105,770 at June 30, 2021 and December 31, 2020, respectively. The Company has a working capital deficit of approximately $2.4 million at June 30, 2021. These factors raise substantial doubt about the ability to continue as a going concern. The Company has previously modified a significant amount of the short-term liabilities and plans to restructure certain remaining short-term debt, is exploring additional sources of financing, including debt and equity, and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations for at least the twelve-month period from the date the financial statements are available to be issued and alleviate the substantial doubt.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2021 or 2020 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Managed support services	$1,057,431	$1,199,546	$2,128,331	$2,341,308
Cybersecurity projects and software	689,073	452,815	1,391,515	1,099,648
Other IT consulting services	51,000	51,000	102,000	162,000
Total sales	$1,797,504	$1,703,361	$3,621,846	$3,602,956

Managed support services

Managed support services consist of revenue primarily from our subcontracts with Peraton (which purchased Perspecta in May 2021) for services to its end clients, principally a major establishment of the U.S. Government for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments.

•

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

•	Nodeware® and Webroot™ software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements. Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenues related to the term associated with our software licenses is recognized ratably over the contractual period.

•	Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our standalone selling price.

•	Cybersecurity assessments and testing services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied. If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are based on an allocation of the transaction price to each performance obligation based on a relative standalone selling price of the products sold.

•

In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is earned. Upon completion of performance obligation of service, payment terms are 30 days.

Other IT consulting services

Other IT consulting services consists of services such as project management and general IT consulting services.

•

We generate revenue via fixed price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. The revenues are recognized at time of service.

Based on historical experience, the Company believes that collection is reasonably assured.

During the three and six months ended June 30, 2021, sales to one client, including sales under subcontracts for services to several entities, accounted for 58.8% and 58.1%, respectively, of total sales (66.0% and 62.0%, respectively, in 2020) and 17.2% of accounts receivable at June 30, 2021 (38.8% - December 31, 2020).

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

Leases - At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 11 for further disclosure regarding lease accounting.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at June 30, 2021) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2021, the Company sold approximately $1,778,000 ($1,207,000 – June 30, 2020) of its accounts receivable to the Purchaser. As of June 30, 2021, approximately $267,000 ($0 - December 31, 2020) of these receivables remained outstanding. Additionally, as of June 30, 2021, the Company had $0 available under the financing line with the financial institution ($362,000 - December 31, 2020). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $30,000 at June 30, 2021 ($0 - December 31, 2020), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $13,967 for the six months ended June 30, 2021 ($15,536 – June 30, 2020). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of June 30, 2021, there was $570,619 of costs capitalized ($449,445 as of December 31, 2020) and $169,334 of accumulated amortization ($94,540 as of December 31, 2020). During the three and six months ended June 30, 2021, there was $39,844 and $74,794, respectively, of amortization expense recorded ($20,978 and $30,516, respectively, in 2020). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and six months ended June 30, 2021, there was $46,900 and $87,700, respectively, of labor amounts expensed related to these development costs ($59,900 and $77,400, respectively, in 2020).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was approximately $132,800 and $30,300, respectively. Revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was approximately $210,300 and $111,700, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2021, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $637,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

During the three months ended June 30, 2021, the Company settled the long-term debt agreement with the PBGC for $200,000 on the outstanding principal of $246,000 and accrued interest of approximately $74,500. During the three months ending September 30, 2021, the PBGC is expected to release the remaining principal and accrued interest owed. The Company will record a gain of approximately $120,500 at that time.

During the six months ended June 30, 2021, the Company received proceeds of $299,999 from related parties. The Company issued a short-term note payable to a board member for $100,000. The note bears a 6% interest rate and is due on October 1, 2021. The Company also borrowed $199,000 on the previously disclosed note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $449,000 at June 30, 2021.

Note 8. Stock Transactions

During the three months ended June 30, 2021, the Company issued 200,000 shares at a price of $0.2325 per share to a consultant for services to be rendered from March 1, 2021 to February 28, 2023 as well as issued 50,000 shares at a price of $0.2325 per share to another consultant for services from April 1, 2021 to September 30, 2021. The aggregate expenses associated with the issuances of $58,125 was recorded as prepaid expenses and will be recognized over the term of the respective agreements. The Company expensed approximately $13,600 during the three months ended June 30, 2021. This is a non-cash financing activity. See Note 10 regarding issuances pursuant to exercises of options.

Note 9. Earnings per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(416,503)	$(72,825)	$(568,730)	$(78,887)
Basic and diluted net loss per share	$(.01)	$.00	$(.02)	$.00

Weighted average common shares outstanding
Basic and diluted shares	29,238,323	29,061,883	29,150,590	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	23,148,234	32,910,942	23,148,234	32,910,942

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 10. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 13,190,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 1,705,000 options were granted for the six months ended June 30, 2021. 575,000 options were granted for the six months ended June 30, 2020. The following assumptions were used for the six months ended June 30, 2021.

Risk-free interest rate	0.16% -0.38%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2.75 – 5.25 years

The Company recorded expense for options issued to employees and independent service providers of $81,920 and $110,168 for the three and six months ended June 30, 2021, respectively ($16,850 and $18,980 in 2020).

The Company issued 750,000 performance-based stock options during the three months ended June 30, 2021 at $0.245 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 250,000 shares each. The unrecognized compensation expense for these options is approximately $135,800 at June 30, 2021.

1,165,000 options vested during the six months ended June 30, 2021.

A summary of all stock option activity for the six months ended June 30, 2021 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,430,500	$.05
Granted	1,705,000	.21
Exercised	(284,000)	.02
Forfeited	(823,000)	.08
Expired	(45,000)	.10
Outstanding at June 30, 2021	12,983,500	$.07	3.3 years	$2,006,500

At June 30, 2021 - vested or
expected to vest	12,983,500	$.07	3.3 years	$2,006,500
Exercisable	11,923,500	$.06	3.2 years	$1,965,000

Note 11. Lease

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Supplemental balance sheet information related to the lease on June 30, 2021 and December 31, 2020 is as follows:

Description	Classification	June 30, 2021	December 31, 2020
Right of Use Asset – Lease, net	Other assets (non-current)	$81,733	$120,777
Operating Lease liability – Short-term	Accrued liabilities	83,340	80,258
Operating Lease liability – Long-term	Other long-term liabilities	0	42,347
Total operating lease liability		$83,340	$122,605

Discount rate – operating lease			6.0%

Note 12. Related Party Accounts Receivable and Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $73,091 at June 30, 2021 ($62,114 - December 31, 2020). An additional $111,748 of accrued interest to related parties is due to be paid after June 30, 2022.

************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” above and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 has continued to disrupt business activity globally. New strains and variants of the coronavirus continue to spread around the world. The ongoing rollout of vaccines around the globe is encouraging, but their long-term impact on the business environment and the Company is still uncertain. Please see Part II Item 1A of this Report and our other filings with the SEC for additional information regarding certain risks associated with the COVID-19 pandemic.

During the first six months of 2021, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased slightly during the first two quarters of 2021, and we expect these expenses to grow slowly but will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Our Business

Headquartered in Pittsford, New York, Infinite Group, Inc. (IGI) is a developer of cybersecurity software and a provider of cybersecurity related services and managed information security related services to commercial businesses and government organizations. As part of these offerings we:

•	as a trusted advisor and cybersecurity overlay, our focus is on key cybersecurity services (virtual CISO, baseline risk assessments, compliance review and assessment, incident response, penetration testing, vulnerability assessments and other related consulting services) to solve and simplify security for Managed Service Providers (MSPs), small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We provide guidance and structure for companies to meet compliance and have an overarching cybersecurity plan by acting as the cybersecurity overlay to both internal IT and third-party IT organizations such as Managed Service Providers, Value-Added Resellers, and Managed Security Service Providers. We work with both our channel partners and direct customers to provide these services;

•	have developed and brought to market a patented, SaaS based, automated asset identification vulnerability management and monitoring solution, Nodeware®, which we sell through distribution and channel partners through our new subsidiary IGI CyberLabs, LLC. We are also a master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 300 reseller partners across North America;

•	provide level 2 technical and security support across the application layer and physical and virtual infrastructure including software-based managed services supporting enterprise and federal government customers through our partnership with Peraton, which purchased Perspecta in May 2021; and

•	are an Enterprise Level sales and professional services partner with VMware selling virtualization licenses and solutions and providing virtualization services support to commercial and government customers including the New York State and Local Government and Education (SLED) entities and the New York State Office of General Services (NYS OGS).

Business Strategy

Our strategy creates differentiation in cybersecurity by combining personalized and recurring professional services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters. Additionally, we have built growth businesses by designing, developing, and marketing cybersecurity-based software-as-a-service (SaaS). Products and solutions are spun off from our technology platform to fill technology gaps in cybersecurity. We brought a product platform to market that has one patent and one patent pending and intend to develop other intellectual property that serve as the core to other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products, solutions, and services are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below. We enable our partners by providing recurring revenue-based business models for both recurring services and through our automated and continuous security solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

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

We are working to expand our managed services business with our prime contracting partner, Peraton (which purchased Perspecta in May 2021), and the current federal enterprise customer and its customers.

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

The SaaS based platform has an agile and continuous development process that is flexible to react to customer and market needs. In December 2019, we filed a second provisional patent application and in December 2020 we filed the subsequent action on the institutional patent on the Nodeware platform. In 2020 and 2021, we created many new feature updates and improvements to the platform in response to COVID-19 needs and impact such as a downloadable Windows executable version along with a Windows Agent that could be downloaded to a remote PC or server. A number of enhancements related to data management, threat intelligence, and user functionality were part of the 2020/21 continued evolution of Nodeware.

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

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary to support our Nodeware solution and continued software development.

Intellectual Property

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patent-pending and confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. In addition to the Patent noted above, we have filed a patent application for the Nodeware® platform in December 2020. The efforts we have taken to protect our intellectual property may not be sufficient or effective. As a result of this uncertainty and overall significance to the financial statements, these costs have been expensed.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office and can mature into a patent once that office determines that the claimed invention meets the standards for patentability.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table compares our statements of operations data for the three and six months ended June 30, 2021 and 2020. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$1,797,504	100.0%	$1,703,361	100.0%	$94,143	5.5%
Cost of sales	1,109,223	61.7	1,024,775	60.2	84,448	8.2
Gross profit	688,281	38.3	678,586	39.8	9,695	1.4
General and administrative	541,711	30.1	402,226	23.6	139,485	34.7
Selling	507,042	28.2	299,224	17.6	207,818	69.5
Total costs and expenses	1,048,753	58.3	701,450	41.2	347,303	49.5
Operating income (loss)	(360,472)	(20.1)	(22,864)	(1.3)	(337,608)	(1,476.6)
Other income	0	0.0	2,912	0.2	(2,912)	(100.0)
Interest expense	(56,031)	(3.1)	(52,873)	(3.1)	3,158	6.0
Net loss	$(416,503)	(23.2)%	$(72,825)	(4.3)%	$(343,678)	(471.9)%

Net loss per share - basic and diluted	$(.01)		$.00		$(.01)

	Six Months Ended June 30,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$3,621,846	100.0%	$3,602,956	100.0%	$18,890	0.5%
Cost of sales	2,182,138	59.6	2,147,841	59.6	34,297	1.6
Gross profit	1,439,708	40.4	1,455,115	40.4	(15,407)	(1.1)
General and administrative	1,006,103	21.6	776,756	21.6	229,347	29.5
Selling	894,767	17.9	645,925	17.9	248,842	38.5
Total costs and expenses	1,900,870	39.5	1,422,681	39.5	478,189	33.6
Operating income	(461,162)	0.9	32,434	0.9	(493,596)	(1,521.8)
Other income	0.0	0.0	2,912	0.1	(2,912)	(100.0)
Interest expense	(107,568)	(3.2)	(114,233)	(3.2)	(6,665)	(5.8)
Net loss	$(568,730)	(23.2)%	$(78,887)	(2.2)%	$(489,843)	(620.9)%

Net loss per share - basic and diluted	$(.02)		$.00		$(.02)

Sales

Our managed support service sales decreased by 11.9% from $1,199,546 during the three months ended June 30, 2020 to $1,057,431 during the corresponding period of 2021. During the six months ended June 30, 2021, managed support services sales decreased by 9.1% from $2,341,308 during 2020 to $2,128,331. Managed support service sales comprised approximately 59% of our sales in both the three and six months ended June 30, 2021 and approximately 70% and 65% in 2020, respectively. The decline in our managed support service sales during the three and six months ended June 30, 2021 was due to the continued declines of virtualization subcontract projects assigned to us by VMWare due to projects coming to a conclusion. The decline in virtualization subcontract projects has been a trend occurring since 2015 [that we expect to continue for the duration of 2021].

Our cybersecurity projects and software sales, primarily to SMEs, increased by 52.2% to $689,073 during the three months ended June 30, 2021 from $452,815 during the corresponding period of 2020. During the six months ended June 30, 2021, cybersecurity projects and software sales increased by 26.5% to $1,391,515 from $1,099,648 during the six months ended June 30, 2020. The increase in cybersecurity projects and software sales during the three and six months ended June 30, 2021 was attributable to increased efforts of our sales team in finding new customers. We expect our cybersecurity projects and software business to continue to grow due to our expanding salesforce and channel partners.

Other IT consulting services sales were flat during the three months ended June 30, 2021 and declined by $60,000 or 37% during the six months ended June 30, 2021. The decline in other IT consulting services sales during the six months ended June 30, 2021 was due to the termination on a consulting contract, which occurred during the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales increased by 8.2% to $1,109,223 during the three months ended June 30, 2021 from $1,024,775 during the corresponding period of 2020. During the six months ended June 30, 2021, cost of sales increased by 1.6% to $2,182,138 from $2,147,841 during the six months ended June 30, 2020. The increase in cost of sales during the three and six months ended June 30, 2021 from 2020 was due to an increase in headcount of two salaried employees to support our cybersecurity projects and software team, offset by a reduction in headcount of two hourly employees in supporting our managed support services.

Our gross profit increased by $9,695 from the three months ended June 30, 2020 to 2021 primarily due to growth in cybersecurity projects and Nodeware sales. The year-to-date gross profit decreased by $15,407 from 2020 to 2021 primarily due to pricing concessions made in our managed services business offset partially by improved cybersecurity projects sales and better cost containment of salaries.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $541,711 for the three months ended June 30, 2021 increased 34.7% from $402,226, for the same quarter of 2020 and expenses of $1,006,103 for the six months ended June 30, 2021 increased 29.5% from expenses of $776,756 for the six months ended June 30, 2020. These were primarily due to the addition of 1 new employee and increases to professional fees for legal and consulting services of approximately $97,000.

Selling Expenses

Selling expenses of $507,042 for the three months ended June 30, 2021 increased 69.5% from $299,224 for the same quarter of 2020. Selling expenses of $894,767 for the six months ended June 30, 2021 increased 38.5% from expenses of $645,925 for the six months ended June 30, 2020. The increase in selling expenses is due to the hiring of 3 additional salespeople during 2021 to sell our cybersecurity services and software and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was partially offset by less travel related spending of approximately $12,000 due to COVID-19. It is expected that these expenses will level off in the latter half of 2021. However, as COVID-19 travel restrictions lift, we expect to see expenses such as commissions and travel increase.

Operating Income

For the three months ended June 30, 2021 and June 30, 2020, operating loss was $360,472 and $22,864, respectively for an increase in the loss by $337,608. For the six months ended June 30, 2021, the operating loss was $461,162 while the gain for the six months ended June 30, 2020 was $32,434, representing a $493,596 decrease in operating income. The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the three and six months ended June 30, 2021 as compared to 2020.

Interest Expense

Interest expense of $56,031 for the three months ended June 30, 2021 increased 6.0% from expense of $52,873 for the same quarter of 2020. Interest expense of $107,568 for the six months ended June 30, 2021 decreased 5.8% from expense of $114,233 for the six months ended June 30, 2020. The decrease in interest expense is principally attributable to the decrease in interest rates over the last year.

Net Loss

For the three months ended June 30, 2021 and June 30, 2020, net loss was $416,503 and $72,825, respectively. An increase in the loss by $343,678. For the six months ended June 30, 2021 and June 30, 2020, net loss was $568,730 and $78,887, respectively. An increase in the loss by $489,843. The increases are attributable primarily to the selling, general and administrative items discussed above for the three and six months ended June 30, 2021 as compared to 2020.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $3,966 available for working capital needs and planned capital asset expenditures. At June 30, 2021, we had a working capital deficit of approximately $2,381,000 and a current ratio of 0.29.

During 2021, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2021, we had no financing availability, based on eligible accounts receivable, but we expect sales during the third quarter of 2021 to generate accounts receivable eligible for factoring that will support our third quarter operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2021, we had approximately $15,000 of availability under the LOC Agreements.

At June 30, 2021, we have current notes payable of $100,000 to a related party. This debt is due on October 1, 2021.

At June 30, 2021, we have current notes payable of $162,500 to third parties, which includes convertible notes payable of $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $807,723 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $207,500), which has not been renewed or amended and approximately $500,000 due on December 31, 2021. Included in the balance is $46,000 owed to the PBGC which is expected to be forgiven during the three months ending September 30, 2021.

At June 30, 2021, we have $100,000 of current maturities of long-term obligations to a related party. This is due on January 1, 2022.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $449,000 at June 30, 2021.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash used by operating activities	$(12,380)	$(422,220)
Net cash used by investing activities	(129,897)	(135,071)
Net cash provided by financing activities	113,930	946,672
Net increase (decrease) in cash	$(28,347)	$389,381

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $568,730 for 2021 was offset in part by non-cash expenses and credits of $197,719. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $130,440, an increase in accrued payroll, deferred revenue and other expenses payable of $213,213 and an increase in accounts payable of $14,978 resulting in cash used by operating activities of $12,380.

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

Cash Flows Used by Investing Activities

Cash used by investing activities was $129,897 during the six months ended June 30, 2021. This cash was used primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $113,930 for the six months ended June 30, 2021 consisted of proceeds from note payables to related parties and proceeds from the exercising of employee stock options offset by settlement repayment of $200,000 to the PBGC.

Credit Resources

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations as well as the extension of short-term debt to long term will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve.

See Note 2. Management Plans - Capital Resources above for a more information on the Company’s plans, which in management’s opinion will allow the Company to meet its obligations for the twelve-month period from the date the financial statements are available.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the six months ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2021, the Company issued 50,000 shares with a value of $0.2325 per share, or $11,625, for consulting services to be rendered.

On May 7, 2021, the Company issued 200,000 shares with a value of $0.2325 per share, or $46,500, for consulting services to be rendered.

During the three months ended June 30, 2021, three non-executives exercised stock options of the Company. The issuances were for 20,000, 64,000 and 200,000 shares at prices of $0.03, $0.095 and $0.04125, respectively.

The securities described above were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required. The recipients of the securities described in the transactions above acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $104,700 at June 30, 2021.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $207,500 at June 30, 2021.

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

Infinite Group, Inc. (Registrant)

Date: August 17, 2021	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2021	/s/ Richard Glickman
Richard Glickman
VP Finance and Chief Accounting Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993 (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).
3.2

Certificate of Amendment of Certificate of Incorporation dated December 31, 1997 (incorporated herein by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

3.3

Certificate of Amendment of Certificate of Incorporation dated February 3, 1999 (incorporated herein by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

3.4

Certificate of Amendment of Certificate of Incorporation dated February 28, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

3.5	By-Laws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).
4.1	Specimen Stock Certificate (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).
10.1	**2009 Stock Option Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.2	Form of Stock Option Agreement (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).
10.3	Promissory Note dated August 13, 2003 in favor of Carle C. Conway (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.4

Modification Agreement No. 3 to Promissory Notes between Allan Robbins and the Company dated October 1, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.5

Collateral Security Agreement between the Company and Northwest Hampton Holdings, LLC dated February 15, 2006 (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.6

Collateral Security Agreement between the Company and Allan Robbins dated February 15, 2006 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.7

Purchase and Sale Agreement between the Company and Amerisource Funding, Inc. dated May 21, 2004 (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006).

10.8

Account Modification Agreement between the Company and Amerisource Funding, Inc. dated August 5, 2005 (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006).

10.9

Promissory Note between Northwest Hampton Holdings, LLC and the Company dated September 30, 2009 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.10

Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010 (incorporated herein by reference to Exhibit 10.31 to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2010).

23

10.11

Stock Option Agreement between the Company and Donald W. Reeve dated September 5, 2013 (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.12

Stock Option Agreement between the Company and Donald W. Reeve dated December 1, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 4, 2014).

10.13

Software Assets Purchase Agreement between the Company and UberScan, LLC and Christopher B. Karr and Duane Pfeiffer (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014). #

10.14

Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 31, 2015 (incorporated herein by reference to Exhibit 10.41 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017).

10.15

Promissory Note between the Company and James Leonardo Managing Member of a Limited Liability Corporation to be formed dated March 14, 2016 (incorporated herein by reference to Exhibit 10.38 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017).

10.16

Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2016).

10.17

Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.18

Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (incorporated herein by reference to Exhibit 10.2 to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.19

Stock option agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (incorporated herein by reference to Exhibit 10.3 to the Company's Quarter Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.20

Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarter Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.21

Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated December 8, 2016 (incorporated herein by reference to Exhibit 10.43 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017).

10.22

Modification #1 to Line of Credit Note and Agreement between Harry Hoyen and the Company dated December 28, 2017 (incorporated herein by reference to Exhibit 10.44 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017).

10.23

Stock option agreement between the Company and Harry Hoyen dated December 28, 2017 for 400,000 common shares (incorporated herein by reference to Exhibit 10.45 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2017).

10.24

Stock option agreement between the Company and Harry A. Hoyen III dated May 14, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 16, 2019).

10.25	**2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2019).
10.26

Stock option agreement between the Company and Andrew Hoyen dated December 10, 2019 (incorporated herein by reference to Exhibit 10.49 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2019).

10.27

Stock Option Agreement between the Company and Donald W. Reeve dated December 23, 2019 (incorporated herein by reference to Exhibit 10.50 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2019).

10.28

Stock Option Agreement between the Company and James Villa dated December 23, 2019 (incorporated herein by reference to Exhibit 10.51 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2019).

10.29

Stock option agreement between the Company and Andrew Hoyen dated December 23, 2019 (incorporated herein by reference to Exhibit 10.52 to the Company's Current report on Form 10-K for the fiscal year ended December 31, 2019).

10.30

Small Business Administration Note Payable Agreement with Upstate Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Quarter Report on Form 10-Q for the quarterly period ended March 31, 2020).

10.31	**2020 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarter Report on Form 10-Q for the quarterly period ended March 31, 2020).
10.32

Consolidation and Modification Agreement between the Company and Dr. Allan Robbins dated August 24, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2020).

10.33

Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated November 17, 2020 (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.34

Promissory Note between Donald Reeve and the Company dated December 30, 2020 (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.35

Second Amended Settlement Agreement between the Company and the Pension Benefit Guaranty Corporation dated April 12, 2021 (incorporate herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2021).

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

