Form 10-Q
period 2021-09-30
INFINITE GROUP INC
filed 2021-11-15
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(585) 385-0610

(Registrant’s telephone number, including area code)

_________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 31,630,883 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2021.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
BALANCE SHEETS
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$56,076	$32,313
Accounts receivable,
net of allowance of $10,089 each period	732,420	953,826
Prepaid expenses and other current assets	148,601	96,483
Total current assets	937,097	1,082,622
Right of use asset – lease, net	61,765	120,777
Property and equipment, net	45,562	48,199
Software, net	418,194	354,905
Deposit	6,937	6,937
Total assets	$1,469,555	$1,613,440

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$515,248	$343,073
Accrued payroll	483,353	353,268
Accrued interest payable	545,432	531,409
Accrued retirement	272,695	264,675
Deferred revenue	264,772	320,042
Accrued expenses – other and other current liabilities	116,073	74,579
Operating lease liability - short-term	63,050	80,258
Current maturities of long-term obligations-other	763,361	1,004,445
Current maturities of long-term obligations-related parties	190,000	0
Notes payable - other	162,500	162,500
Notes payable – related parties	155,000	0
Total current liabilities	3,531,484	3,134,249

Long-term obligations:
Notes payable:
Other	458,173	457,769
Related parties	1,082,760	1,015,820
Accrued payroll taxes	69,025	69,025
Operating lease liability - long-term	0	42,347
Total liabilities	5,141,442	4,719,210

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized;
31,630,883 and 29,061,883 shares issued and outstanding at
September 30, 2021 and December 31, 2020, respectively	31,630	29,061
Additional paid-in capital	31,033,567	30,763,717
Accumulated deficit	(34,737,084)	(33,898,548)
Total stockholders’ deficiency	(3,671,887)	(3,105,770)
Total liabilities and stockholders’ deficiency	$1,469,555	$1,613,440

See notes to unaudited financial statements

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$1,836,740	$1,844,549	$5,458,586	$5,447,505
Cost of revenue	1,136,931	1,058,450	3,319,069	3,206,291
Gross profit	699,809	786,099	2,139,517	2,241,214

Costs and expenses:
General and administrative	528,424	462,265	1,534,527	1,239,021
Selling	502,389	327,109	1,397,156	973,034
Total costs and expenses	1,030,813	789,374	2,931,683	2,212,055

Operating income (loss)	(331,004)	(3,275)	(792,166)	29,159

Other income (expense)
Interest income	0	268	3	701
Interest expense:
Related parties	(19,293)	(13,737)	(50,348)	(46,383)
Other	(40,014)	(93,192)	(116,530)	(175,212)
Total interest expense	(59,307)	(106,929)	(166,878)	(221,595)
Other income	120,505	1,088	120,505	4,000
Total other income (expense)	61,198	(105,573)	(46,370)	(216,894)

Net loss	$(269,806)	$(108,848)	$(838,536)	$(187,735)

Net loss per share – basic and diluted	$(0.01)	$0.00	$(0.03)	$(0.01)

Weighted average shares outstanding – basic	29,978,872	29,061,883	29,421,641	29,061,883

Weighted average shares outstanding – diluted	29,978,872	29,061,883	29,421,641	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

Three and Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	29,061,883	$29,061	$30,791,965	$(34,050,775)	$(3,229,749)

Issuance of common stock	250,000	250	57,875	0	58,125
Exercise of stock options	284,000	284	14,646	0	14,930
Stock based compensation	0	0	81,920	0	81,920
Net loss	0	0	0	(416,503)	(416,503)

Balance – June 30, 2021	29,595,883	$29,595	$30,946,406	$(34,467,278)	$(3,491,277)

Exercise of stock options	2,035,000	2,035	79,865	0	81,900
Stock based compensation	0	0	7,296	0	7,296
Net loss	0	0	0	(269,806)	(269,806)

Balance – September 30, 2021	31,630,883	$31,630	$31,033,567	$(34,737,084)	$(3,671,887)

Three and Nine Months Ended September 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	2,130	0	2,130
Net loss	0	0	0	(6,062)	(6,062)

Balance - March 31, 2020	29,061,883	$29,061	$30,640,303	$(34,580,606)	$(3,911,242)

Stock based compensation	0	0	16,850	0	16,850
Net loss	0	0	0	(72,825)	(72,825)

Balance – June 30, 2020	29,061,883	$29,061	$30,657,153	$(34,653,431)	$(3,967,217)

Stock based compensation	0	0	87,241	0	87,241
Net loss	0	0	0	(108,848)	(108,848)

Balance – September 30, 2020	29,061,883	$29,061	$30,744,394	$(34,762,279)	$(3,988,824)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(838,536)	$(187,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	117,464	106,221
Depreciation and amortization	136,533	63,792
Bad debt expense	0	5,000
Forgiveness of Indebtedness	(120,505)	0
(Increase) decrease in assets:
Accounts receivable	221,406	(503,181)
Prepaid expenses and other assets	6,007	(38,318)
Increase (decrease) in liabilities:
Accounts payable	172,175	51,015
Deferred revenue	(55,270)	161,228
Accrued expenses	268,450	(7,403)
Accrued retirement	8,020	7,707
Net cash used by operating activities	(84,256)	(341,674)

Cash flows from investing activities:
Purchase of property and equipment	(12,437)	(7,966)
Capitalization of software development costs	(180,374)	(193,190)

Net cash used by investing activities	(192,811)	(201,156)

Cash flows from financing activities:
Proceeds from issuance of notes payable - related parties	404,000	0
Proceeds from note payable	0	957,372
Proceeds from the exercise of common stock options	96,830	0
Repayment of long-term obligations	(200,000)	0
Repayments of notes payable - short term	0	(167,526)
Repayments of notes payable - related party	0	(46,710)

Net cash provided by financing activities	300,830	743,136

Net increase in cash	23,763	200,306

Cash - beginning of period	32,313	6,398

Cash - end of period	$56,076	$206,704

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$66,908	$314,513

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2020 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $838,536 and $187,735 for the nine months ended September 30, 2021 and 2020, respectively, and stockholders’ deficiencies of $3,671,887 and $3,105,770 at September 30, 2021 and December 31, 2020, respectively. The Company has a working capital deficit of approximately $2.5 million at September 30, 2021. These factors raise doubt about the ability to continue as a going concern. The Company has previously modified a significant amount of the short-term liabilities and plans to restructure certain remaining short-term debt.

Subsequent to the quarter ended September 30, 2021, the Company entered into three demand notes of $12,000 each with three related parties. On October 28, 2021, the Company entered into a promissory note of $150,000 with its Vice President of Business Development. Additionally, on November 3, 2021, the Company entered into a loan agreement with an unrelated third party, resulting in net proceeds to the Company of $403,200. The Company is exploring additional sources of financing, including debt and equity, and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations for at least the twelve-month period from the date the financial statements are available to be issued and alleviate the substantial doubt.

The Company’s goal is to increase sales and generate cash flow from operations on a consistent basis. The Company uses a formal financial review and budgeting process as a tool for improvement that has aided expense reduction and internal performance. The Company’s business plans require improving the results of its operations in future periods. We continue to see cybersecurity growth across our businesses in the fourth quarter. Additionally, we expect the investment in IGI CyberLabs, LLC, (“CyberLabs”) to accelerate the revenue growth of the Nodeware product line in the fourth quarter of 2021. Adding recurring, higher margin software revenue to our product mix will have a greater impact on improving cash flow than relying on our traditional service offerings alone.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2020 presents a summary of significant accounting policies as included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2021 or 2020 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Managed support services	$1,114,851	$1,192,469	$3,243,183	$3,533,777
Cybersecurity projects and software	704,889	601,080	2,096,403	1,700,728
Other IT consulting services	17,000	51,000	119,000	213,000
Total sales	$1,836,740	$1,844,549	$5,458,586	$5,447,505

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

During the three and nine months ended September 30, 2021, sales to one client, including sales under subcontracts for services to several entities, accounted for 60.7% and 59.0%, respectively, of total sales (60.4% and 61.5%, respectively, in 2020) and 22.6% of accounts receivable at September 30, 2021 (38.8% - December 31, 2020).

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at September 30, 2021) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2021, the Company sold approximately $2,471,000 ($1,437,000 – September 30, 2020) of its accounts receivable to the Purchaser. As of September 30, 2021, approximately $222,000 ($0 - December 31, 2020) of these receivables remained outstanding. Additionally, as of September 30, 2021, the Company had $71,000 available under the financing line with the financial institution ($362,000 - December 31, 2020). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $22,000 at September 30, 2021 ($0 - December 31, 2020), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $24,247 for the nine months ended September 30, 2021 ($17,363 – September 30, 2020). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of September 30, 2021, there was $629,820 of costs capitalized ($449,445 as of December 31, 2020) and $211,626 of accumulated amortization ($94,540 as of December 31, 2020). During the three and nine months ended September 30, 2021, there was $42,291 and $117,085, respectively, of amortization expense recorded ($24,914 and $55,430, respectively, in 2020). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and nine months ended September 30, 2021, there was $43,800 and $131,500, respectively, of labor amounts expensed related to these development costs ($38,500 and $115,900, respectively, in 2020).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended September 30, 2021 and 2020, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $233,400 and $67,200, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was approximately $323,800 and $149,900, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2021, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $430,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

During the three months ended June 30, 2021, the Company settled the long-term debt agreement with the Pension Benefit Guaranty Corporation (“PBGC”) for $200,000 on the outstanding principal of $246,000 and accrued interest of approximately $74,500. During the three months ending September 30, 2021, the PBGC released the remaining principal and accrued interest owed. The Company recorded a gain of approximately $120,500.

During the nine months ended September 30, 2021, the Company received proceeds of $404,000 from related parties. The Company issued a short-term note payable to a board member for $100,000. The note bears a 6% interest rate and is due on December 15, 2021. The Company also issued two demand notes payable to two board members for $55,000 in total. The demand notes bear a 6% interest rate. The Company also borrowed $249,000 on the previously disclosed note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at September 30, 2021.

Note 8. Stock Transactions

During the nine months ended September 30, 2021, the Company issued 200,000 shares at a price of $0.2325 per share to a consultant for services to be rendered from March 1, 2021 to February 28, 2023, as well as issued 50,000 shares at a price of $0.2325 per share to another consultant for services from April 1, 2021 to September 30, 2021. The aggregate expenses associated with the issuances of $58,125 was recorded as prepaid expenses and will be recognized over the term of the respective agreements. The Company expensed approximately $11,600 and $25,200 during the three and nine months ended September 30, 2021, respectively. This is a non-cash financing activity. See Note 10 regarding issuances pursuant to exercises of options.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(269,806)	$(108,848)	$(838,536)	$(187,735)
Basic and diluted net loss per share	$(.01)	$.00	$(.03)	$.01

Weighted average common shares outstanding
Basic and diluted shares	29,978,872	29,061,883	29,421,641	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	21,185,207	22,180,976	21,185,207	22,180,976

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 10. Stock Option Plans and Agreements

The Company has approved stock options plans and agreements covering up to an aggregate of 11,863,000 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 1,755,000 options were granted for the nine months ended September 30, 2021. 1,555,000 options were granted for the nine months ended September 30, 2020. The following assumptions were used for the nine months ended September 30, 2021.

Risk-free interest rate	0.16% - 0.43%
Expected dividend yield	0%
Expected stock price volatility	100-140%
Expected life of options	2.75 – 5.25 years

The Company recorded expense for options issued to employees and independent service providers of $7,296 and $117,464 for the three and nine months ended September 30, 2021, respectively ($34,341 and $53,318 in 2020).

The Company issued 750,000 performance-based stock options during the nine months ended September 30, 2021 at $0.245 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 250,000 shares each. The unrecognized compensation expense for these options is approximately $135,800 at September 30, 2021.

1,440,000 options vested during the nine months ended September 30, 2021.

A summary of all stock option activity for the nine months ended September 30, 2021 follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,430,500	$.05
Granted	1,755,000	.21
Exercised	(2,319,000)	.04
Forfeited	(898,000)	.08
Expired	(45,000)	.10
Outstanding at September 30, 2021	10,923,500	$.08	3.6 years	$1,466,000

At September 30, 2021 - vested or
expected to vest	10,173,500	$.08	3.6 years	$1,150,000
Exercisable	10,088,500	$.07	3.5 years	$1,149,700

Note 11. Lease

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. The Company has the right to terminate the lease upon six months prior notice after three years of occupancy. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Supplemental balance sheet information related to the lease on September 30, 2021 and December 31, 2020 is as follows:

Description	Classification	September 30, 2021	December 31, 2020
Right of Use Asset – Lease, net	Other assets (non-current)	$61,765	$120,777

Operating Lease liability – Short-term	Accrued liabilities	63,050	80,258
Operating Lease liability – Long-term	Other long-term liabilities	0	42,347
Total operating lease liability		$63,050	$122,605

Discount rate – operating lease			6.0%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of $86,344, at September 30, 2021 ($62,114 at December 31, 2020). An additional $114,460 of accrued interest to related parties is due to be paid after September 30, 2022.

Note 13. Subsequent Events

Subsequent to September 30, 2021, the Company entered into three demand notes of $12,000 each with three related parties. The interest rate for each of these notes was 6%.

On October 28, 2021, the Company entered into a demand note of $150,000 with its Vice President of Business Development, Richard Popper (the “Popper Note”). The interest rate for this note was 6%.

On November 2, 2021, the Company entered into a subscription agreement (the “Subscription Agreement”) with its Vice President of Business Development, Richard Popper. Pursuant to the Subscription Agreement, Mr. Popper agreed to purchase an aggregate amount of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at $0.10 per share, in exchange for the conversion and cancellation of an aggregate of $100,000 principal amount of the Popper Note. The closing of the Subscription Agreement occurred concurrently with the execution of the Subscription Agreement. The closing price of the Company common stock on November 2 was $0.17 per share.

On November 3, 2021, the Company, as borrower, entered into a financing arrangement (the “Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum, less $44,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Mast Hill in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 1,400,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 50% warrant coverage on the principal amount of the Loan. The closing price of the Company common stock on November 3 was $0.17 per share. The Company has granted the Mast Hill customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Mast Hill, other than in respect of the Loan.

J.H. Darbie & Co., Inc. ( “J.H Darbie”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $20,160 (5% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 160,125 shares of Company common stock at a fixed price of $0.192 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted J.H Darbie customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 has continued to disrupt business activity globally. New strains and variants of the coronavirus continue to spread around the world. The ongoing rollout of vaccines around the globe is encouraging, but their long-term impact on the political environment, business environment, and the Company is still uncertain. Please see Part II Item 1A of this Report and our other filings with the SEC for additional information regarding certain risks associated with the COVID-19 pandemic.

During the first nine months of 2021, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased slightly during the first three quarters of 2021, and we expect these expenses to grow slowly but we expect these expenses will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Our Business

Headquartered in Pittsford, New York, Infinite Group, Inc. is a developer of cybersecurity software and a provider of cybersecurity services and managed information security services to commercial businesses and government organizations. As part of these offerings we:

•	as a trusted advisor and cybersecurity overlay, our focus is on key cybersecurity services (virtual CISO, baseline risk assessments, compliance review and assessment, incident response, penetration testing, vulnerability assessments and other related information security consulting services) to solve and simplify security for Managed Service Providers (MSPs), small and medium sized enterprises (SMEs), government agencies, and certain large commercial enterprises. We provide guidance and structure for companies to meet compliance and have an overarching cybersecurity plan by acting as the cybersecurity overlay to both internal IT and third-party IT organizations such as Managed Service Providers, Value-Added Resellers, and Managed Security Service Providers. We work with both our channel partners and direct customers to provide these services; and

•	have developed and brought to market a patented, Cloud SaaS based, automated asset identification vulnerability management and monitoring solution, Nodeware®, which we sell through distribution and channel partners through our new subsidiary IGI CyberLabs, LLC. We are also a master distributor for other security solutions such as Webroot, a cloud-based endpoint security platform solution, where we market to and provide support for over 225 reseller partners across North America; and

•	provide level 2 technical and security support from the server to application layer for mission critical physical and virtual infrastructure, including software-based managed information security services, supporting enterprise and federal government customers through our partnership with Peraton, which purchased Perspecta in May 2021;

Business Strategy

Our strategy creates differentiation in cybersecurity by combining personalized and recurring professional services offered to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters. Additionally, we have built growth businesses by designing, developing, and marketing cloud-based cybersecurity software-as-a-service (SaaS). Products and solutions are spun off from our technology platform to fill technology gaps in cybersecurity. We brought a product platform to market that has one patent and one patent pending and intend to develop other intellectual property that serve as the core to other proprietary products and solutions to market through a channel of domestic and international partners and distributors. Our products, solutions, and services are designed to simplify the security needs in customer and partner environments, with a focus on the mid-tier Enterprise market and below through recurring revenue models. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of security and related IT functions. Our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our cybersecurity business is comprised of three components: cybersecurity services, product development and deployment, and integration of third-party security solutions into our security offerings to our channel and customers. We provide cybersecurity services and technical consulting resources to support both our channel partners and end customers. For example, we sell our proprietary product, Nodeware, through both our direct partners and through other 3rd party partner distribution and agents so they can either sell it as a standalone solution or as part of other technical services they provide to their customers. This enables the channel partner to develop a base of recurring revenue. We have also enabled Nodeware to be vertically integrated into other cybersecurity platforms to create native offerings. We also provide our cybersecurity services through our channel partners as a cybersecurity overlay to the technical services they provide, which also provides recurring revenue.

We are working to expand our managed services business with our prime contracting partner, Peraton (which purchased Perspecta in May 2021), and the current federal enterprise customer and its customers.

Early in 2021, we announced a roll-up strategy under the IGI umbrella that would enable us to purchase other cybersecurity services and software companies to drive inorganic growth. We feel that the mid-market cybersecurity segment is fragmented and that IGI is in position to consolidate as there are many companies that are looking to exit or to join forces to better manage and invest in growth.

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

The Cloud based SaaS platform has an agile and continuous development process that is flexible to react to customer and market needs. In December 2019, we filed a second provisional patent application and in December 2020 we filed the subsequent action on the institutional patent on the Nodeware platform. In 2020 and 2021, we created many new feature updates and improvements to the platform in response to COVID-19 needs and impact such as a downloadable Windows executable version along with Windows, Mac, and Linux Agents that could be downloaded to a remote PC or server. A number of enhancements related to data management, threat intelligence, and user functionality were part of the 2020/21 continued evolution of Nodeware.

Nodeware creates an opportunity for resellers, including managed service providers, managed security service providers, distributors, and value-added resellers to use a product that provides greater visibility into the network security of an organization. We sell Nodeware in the commercial sector through channel partners and agents. Since 2018, we have continued to expand our channel of direct resellers, which now includes Telarus, SYNNEX, and Staples.

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary to support our Nodeware solution and continued software development. Cyberlabs overarching mission is to drive sales of our Nodeware Cloud security platform, which will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements in Nodeware and continue to enhance our rapid scale Go-to-Market capabilities. Additionally, CyberLabs is chartered with development of cloud and SaaS cybersecurity related products that will be brought to market through our growing channel relationships.

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

Technology and Product Development

Our goal is to position our products and solutions to enable vertical and other Application Programming Interface (API) based integration, with other industry solutions. We have a technology and product development strategy aligned with our business strategy. We continue to identify other technical partners in the cybersecurity market to integrate Nodeware into, through either API or full stack integration.

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, penetration testing, and virtual Chief Information Security Officer (vCISO) offerings to channel partners and direct customers across different vertical markets (banking, supply chain, manufacturing, legal, etc.) in North America. Our cybersecurity projects leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall Information security. We support both internal and external organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. We continue to enhance our cybersecurity services when opportunities materialize and as the market evolves.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table compares our statements of operations data for the three and nine months ended September 30, 2021 and 2020. The trends suggested by this table are not indicative of future operating results.

Three Months Ended September 30,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase/
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$1,836,740	100.0%	$1,844,549	100.0%	$(7,809)	(0.4)%
Cost of sales	1,136,931	61.9	1,058,450	57.4	78,481	7.4
Gross profit	699,809	38.1	786,099	42.6	(86,290)	(11.0)

General and administrative	528,424	28.8	462,265	25.1	66,159	14.3
Selling	502,389	27.3	327,109	17.7	175,280	53.6
Total costs and expenses	1,030,813	56.1	789,374	42.8	241,439	30.6

Operating income (loss)	(331,004)	(18.0)	(3,275)	(0.2)	(327,729)	10,007.0
Other income	120,505	6.5	1,088	0.1	119,417	10,975.8
Interest expense (net)	(59,307)	(3.2)	(106,661)	(5.8)	47,354	(44.4)
Net loss	$(269,806)	(14.7)%	$(108,848)	(5.9)%	$(160,958)	147.9%

Net loss per share -
basic and diluted	$(0.01)		$0.00		$(0.01)

Nine Months Ended September 30,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase/
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$5,458,586	100.0%	$5,447,505	100.0%	$11,081	0.2%
Cost of sales	3,319,069	60.8	3,206,291	58.9	112,778	3.5
Gross profit	2,139,517	39.2	2,241,214	41.1	(101,697)	(4.5)

General and administrative	1,534,527	28.1	1,239,021	22.7	295,506	23.8
Selling	1,397,156	25.6	973,034	17.9	424,122	43.6
Total costs and expenses	2,931,683	53.7	2,212,055	40.6	719,628	32.5

Operating income (loss)	(792,166)	(14.5)	29,159	0.5	(821,325)	(2,816.7)
Other income	120,505	2.2	4,000	0.1	116,505	2,912.6
Interest expense (net)	(166,875)	(3.1)	(220,894)	(4.1)	54,019	(24.5)
Net loss	$(838,536)	(15.4)%	$(187,735)	(3.4)%	$(650,801)	346.7%

Net loss per share -
basic and diluted	$(0.03)		$(0.01)		$(0.02)

Sales

Our managed support service sales decreased by 6.5% from $1,192,469 during the three months ended September 30, 2020 to $1,114,851 during the corresponding period of 2021. During the nine months ended September 30, 2021, managed support services sales decreased by 8.2% from $3,533,777 during 2020 to $3,243,183. Managed support service sales comprised approximately 60% of our sales in both the three and nine months ended September 30, 2021 and approximately 65% for the same two periods in 2020. The decline in our managed support service sales during the three and nine months ended September 30, 2021 was due to the continued declines of virtualization subcontract projects assigned to us by VMWare due to projects coming to a conclusion. The decline in virtualization subcontract projects has been a trend occurring since 2015 that we expect to continue for the duration of 2021.

Our cybersecurity projects and software sales, primarily to SMEs, increased by 17.3% to $704,889 during the three months ended September 30, 2021 from $601,080 during the corresponding period of 2020. During the nine months ended September 30, 2021, cybersecurity projects and software sales increased by 23.3% to $2,096,403 from $1,700,728 during the nine months ended September 30, 2020. The increase in cybersecurity projects and software sales during the three and nine months ended September 30, 2021 was attributable to increased efforts of our sales team in finding new customers. We expect our cybersecurity projects and software business to continue to grow due to our expanding salesforce and channel partners.

Other IT consulting services sales continued to decline during the three months ended September 30, 2021, decreasing by $34,000 or 66.7%, and $94,000 or 44.1% during the nine months ended September 30, 2021. The decline in other IT consulting services sales during the three and nine months ended September 30, 2021 was due to the termination of a consulting contract, which occurred during the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales increased by 7.4% to $1,136,931 during the three months ended September 30, 2021 from $1,058,450 during the corresponding period of 2020. During the nine months ended September 30, 2021, cost of sales increased by 3.5% to $3,319,069 from $3,206,291 during the nine months ended September 30, 2020. The increase in cost of sales during the three and nine months ended September 30, 2021 from 2020 was due to an increase in headcount of salaried employees to support our cybersecurity projects and software team, partially offset by a reduction in headcount of hourly employees in supporting our managed support services.

Our gross profit decreased by $86,290 from the three months ended September 30, 2020 to 2021. The year-to-date gross profit decreased by $101,697 from 2020 to 2021. For both periods, the decrease was primarily due to the increase in headcount previously referenced in the cost of sales section above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $528,424 for the three months ended September 30, 2021 increased 14.3% from $462,265, for the same quarter of 2020, and expenses of $1,534,527 for the nine months ended September 30, 2021 increased 23.8% from expenses of $1,239,021 for the nine months ended September 30, 2020. These were primarily due to the addition of new employees and increases to professional fees for legal and consulting services of approximately $150,000, for the comparative nine month periods.

Selling Expenses

Selling expenses of $502,389 for the three months ended September 30, 2021 increased 53.6% from $327,109 for the same quarter of 2020. Selling expenses of $1,397,156 for the nine months ended September 30, 2021 increased 43.6% from expenses of $973,034 for the nine months ended September 30, 2020. The increase in selling expenses is due to the hiring of additional salespeople during 2021 to sell our cybersecurity services and software, and associated commissions due to the increased sales. The increase in selling expenses from the hiring of new personnel was partially offset by less travel related spending of approximately $12,000 due to COVID-19. As COVID-19 travel restrictions lift, we expect to see expenses such as commissions and travel increase.

Operating Income (Loss)

For the three months ended September 30, 2021 and September 30, 2020, operating loss was $331,004 and $3,275, respectively, for an increase in the loss by $327,729. For the nine months ended September 30, 2021, the operating loss was $792,166 while the gain for the nine months ended September 30, 2020 was $29,159, representing an $821,325 decrease in operating income. The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as professional fees incurred for the three and nine months ended September 30, 2021 as compared to 2020.

Interest Expense

Net interest expense of $59,307 for the three months ended September 30, 2021 decreased 44.4% from expense of $106,661 for the same quarter of 2020. Interest expense of $166,875 for the nine months ended September 30, 2021 decreased 24.5% from expense of $220,894 for the nine months ended September 30, 2020. The decrease in interest expense is primarily attributable to the non-cash options expense issued for loan financing consideration of $52,900 during the three months ended September 30, 2020.

Net Loss

For the three months ended September 30, 2021 and September 30, 2020, net loss was $269,806 and $108,848, respectively, an increase in the loss by $160,958. For the nine months ended September 30, 2021 and September 30, 2020, net loss was $858,536 and $187,735, respectively, representing an increase in the loss by $650,801. The increases are attributable primarily to the selling, general and administrative items discussed above for the three and nine months ended September 30, 2021 as compared to 2020.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $56,076 available for working capital needs and planned capital asset expenditures. At September 30, 2021, we had a working capital deficit of approximately $2,594,000 and a current ratio of 0.27.

During 2021, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2021, based on eligible accounts receivable, we had $71,000 available under this arrangement. We expect sales during the fourth quarter of 2021 to generate additional accounts receivable eligible for factoring, that will support our fourth quarter operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2021, we had approximately $15,000 of availability under the LOC Agreements.

At September 30, 2021, we have current notes payable of $100,000 to a related party.  This debt is due on December 15, 2021.

During the three month period ended September 30, 2021, we issued demand notes to two board members for $55,000 in total. The demand notes bear a 6% interest rate. These are outstanding as of September 30, 2021.

At September 30, 2021, we have current notes payable of $162,500 to third parties, which includes convertible notes payable of $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

We have $763,361 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $214,200), which has not been renewed or amended and approximately $500,000 due on December 31, 2021.

At September 30, 2021, we have $100,000 of current maturities of long-term obligations to a related party. This is due on January 1, 2022.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

Additionally, and as disclosed in the Company’s Current Report on Form 8-K filed on November 8, 2021, on November 3, 2021, the Company, as borrower, entered into a Loan with Mast Hill, a Delaware limited partnership. In exchange for a promissory note, Mast Hill agreed to lend the Company $448,000.00, which bears interest at a rate of eight percent (8%) per annum, less $44,800 original issue discount. We plan to use these funds to substantially enhance our marketing of CyberLabs’ Nodeware application, in order to significantly increase its growth.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at September 30, 2021.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used by operating activities	$(84,256)	$(341,674)
Net cash used by investing activities	(192,811)	(201,156)
Net cash provided by financing activities	300,830	743,136
Net increase (decrease) in cash	$23,763	$200,306

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $838,536 for 2021 was offset in part by non-cash expenses and credits of $133,492. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $227,413, an increase in accrued payroll, deferred revenue and other expenses payable of $221,200 and an increase in accounts payable of $172,175 resulting in cash used by operating activities of $84,256.

We market Webroot and Nodeware to our IT channel partners who resell to their customers. We continue to make investments in expanding our sales of cybersecurity and Nodeware licenses to a growing channel and direct commercial customers. Due to the time of investment in cultivating relationships with our channel partners and end customers needed to generate these new sales, we do not expect to realize a return from our sales and marketing efforts for one or more quarters. As a result, we may continue to experience operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

Cash used by investing activities was $192,811 during the nine months ended September 30, 2021. This cash was used primarily for capitalization of software development costs as well as computer hardware for new employees.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $300,830 for the nine months ended September 30, 2021 and consisted of proceeds from note payables to related parties and proceeds from the exercising of employee stock options, offset by settlement repayment of $200,000 to the PBGC.

Credit Resources

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations as well as the extension of short-term debt to long term will be sufficient to fund our ongoing operations and to support the internal growth we expect to achieve.

See Note 2. Management Plans - Capital Resources above for more information on the Company’s plans, which in management’s opinion will allow the Company to meet its obligations for the twelve-month period from the date the financial statements are available.

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: cash from collections of accounts receivable; additional borrowing from related and third parties; issuance of equity; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

Subsequent to September 30, 2021 and as disclosed in the Company’s Current Report on Form 8-K filed on November 8, 2021, on November 3, 2021, the Company, as borrower, entered into a Loan with Mast Hill, a Delaware limited partnership. In exchange for a promissory note, Mast Hill agreed to lend the Company $448,000.00, which bears interest at a rate of eight percent (8%) per annum, less $44,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Mast Hill has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Mast Hill in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Mast Hill a 5-year warrant to purchase 1,400,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 50% warrant coverage on the principal amount of the Loan. The Company has granted the Mast Hill customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Mast Hill, other than in respect of the Loan.

J.H. Darbie, a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $20,160 (5% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 160,125 shares of Company common stock at a fixed price of $0.192 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted J.H Darbie customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

We plan to use these funds to substantially enhance our marketing of CyberLabs’ Nodeware application, in order to significantly increase its growth.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the nine months ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, three non-executives exercised stock options of the Company. The issuances were for 50,000, 80,000 and 105,000 shares at prices of $0.05, $0.04 and $0.04, respectively.

During the three months ended September 30, 2021, three executives exercised stock options of the Company. The issuances were for 500,000, 500,000 and 800,000 shares at prices of $0.04, $0.04 and $0.04, respectively.

During the nine months ended September 30, 2021, the Company issued 200,000 shares at a price of $0.2325 per share to a consultant for services to be rendered from March 1, 2021 to February 28, 2023, as well as issued 50,000 shares at a price of $0.2325 per share to another consultant for services from April 1, 2021 to September 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $107,000 at September 30, 2021.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $214,200 at September 30, 2021.

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

Infinite Group, Inc. (Registrant)

Date: November 15, 2021	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ Richard Glickman
Richard Glickman
VP Finance and Chief Accounting Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Agreement, dated November 3, 2021, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporate herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.2

Promissory Note, issued November 3, 2021, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporate herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.3

Warrant, issued November 3, 2021, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporate herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.4

Warrant, issued November 3, 2021, by Infinite Group, Inc. to J.H. Darbie & Co., Inc. (incorporate herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.5

Subscription Agreement, dated November 2, 2021, by and between Infinite Group, Inc. and Richard Popper (incorporate herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

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

