Form 10-K
period 2021-12-31
INFINITE GROUP INC
filed 2022-03-15
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File Number 0-21816

Infinite Group, Inc.

175 Sully’s Trail, Suite 202

Pittsford, NY 14534

(585) 385-0610

A Delaware Corporation

IRS Employer Identification Number: 52-1490422

Securities registered pursuant to Section 12(b) of the Act

N/A	N/A	N/A
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $.2256 on June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,813,000.

As of February 25, 2022, 32,700,883 shares of the registrant's common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

INFINITE GROUP, INC.

Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The terms “Infinite Group”, “IGI”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

Item 1. Business

Overview

Headquartered in Pittsford, New York, Infinite Group is a developer of cybersecurity software and related cybersecurity consulting, advisory, and managed information security services. We principally sell our software and services through indirect channels such as Managed Service Providers (“MSPs”), Managed Security Services Providers (“MSSPs”), agents and distributors and government contractors, whom we refer to collectively as our channel partners. We also sell directly to end customers.

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the cybersecurity market at a time when competition and consolidation in these markets are on the rise. Our strategy to differentiate our cybersecurity software and services from our competitors is to combine customized software and professional services, and grow our business by designing, developing, and marketing cybersecurity software-as-a-service (“SaaS”) solutions that can be deployed in myriad environments. Software and services are initially developed in our wholly-owned subsidiary, IGI CyberLabs (“CyberLabs”), to fill technology gaps we identify, and then we bring these software and services to market through our existing channel partner and customer relationships. Our software and services are designed to simplify and manage the security needs of our customers and channel partners in a variety of environments. We focus on the small and medium-sized enterprises market. We support our channel partners by providing recurring-revenue business models for both services and through our cybersecurity SaaS solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions.

As part of these software and service offerings we:

•

Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers, and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America. For the twelve months ended December 31, 2021, our software revenue was approximately $1,011,000, with approximately 17% of that being related to Nodeware;

•	Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level, and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents. For the twelve months ended December 31, 2021, our cybersecurity consulting services revenue, excluding software sales, was approximately $1,769,000; and

•	Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment. For the twelve months ended December 31, 2021, our managed support services revenue was approximately $4,303,000.

Sales and Marketing Strategy

Approximately 89% of our business comes from our channel sales and approximately 11% from direct sales to end customers. Managed support services accounts for approximately 60% of total sales, cybersecurity software and services accounts for approximate 38% of total sales and other consulting services accounts for approximately 2% of total sales.

Virtually all managed information security support services revenue is derived from one customer, a major independent agency of the U.S. Government for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments as a subcontractor through our channel partner, Peraton. We are working to expand our managed information security support services business with our channel partner Peraton, and to potentially grow the current federal enterprise customer and to expand to other Peraton customers.

We sell our cybersecurity software and services, including Nodeware, through our channel partners, which include direct channel partners, Telarus, TD SYNNEX, and Staples, and through our direct cybersecurity services teams. Our cybersecurity services include Chief Information Security Team as a Service (CISOTaaS ™), PenLogic™ penetration testing services, security assessments, incident response and others, and are provided through our channel partners and direct to end customers as a cybersecurity solution to the technical services they provide. Our channel partners utilize our expertise in cybersecurity to bring additional services to their end customers that are beyond their normal scope of offerings, and building our network of channel partners allows us the ability to efficiently gain access to a greater number of customers. We continue to drive development of our cybersecurity business through channel and direct marketing, social media programs, and fostering our extensive cybersecurity industry relationships. We are not reliant on any one customer for our cybersecurity software and services sales given that we work with a number of channel partners and direct customers. In addition to our cybersecurity software and services, we provide from time to time other information technology consulting services to existing clients.

Recent Developments

In accordance with our strategic roll-up strategy, on January 31, 2022, we entered into an agreement to acquire the issued and outstanding equity securities of Pratum, Inc. (“Pratum”), an Iowa corporation and an information securities firm. Pratum provides cybersecurity consulting and advisory services, risk assessments, and managed extended detection and response (“XDR”)  services, which we believe is a strategic fit for us. The aggregate purchase price under the Pratum agreement is $8,500,000, subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 will be paid to Pratum’s shareholder at closing and $500,000 will be deposited at closing with an escrow agent to be held in escrow for a period of six months. It is anticipated that the transaction will close in the first half of 2022. Pratum will keep its name and operate as a wholly-owned subsidiary of ours. For more information, please see our Current Report on Form 8-K filed on February 2, 2022.

During the year ended December 31, 2021, we had sales of approximately $7.2 million, an operating loss of approximately $1.4 million and a net loss of approximately $1.6 million, due primarily to increased investment in sales and marketing for Nodeware and related services, together with increased costs associated with our preparations to list on and with assessing potential acquisition targets. As a result of growing demand and accelerated growth in the cybersecurity market, we continue to grow our team of cybersecurity sales and technical consultants internally and leverage contractors when needed to fill short term gaps. We added 12 new employees, primarily in the areas of sales, marketing, and technical consulting for cybersecurity services in 2021. We had full year sales of approximately $7.2 million in 2020 and $7.1 million in 2019, generating operating income of approximately $1,000 and $329,000 and net income of approximately $676,000 and $48,000, respectively.

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development. CyberLabs’s overarching mission is to drive sales of our Nodeware Cloud security solution, which we believe will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements in Nodeware and new cloud and SaaS cybersecurity related products that will be brought to market through our growing channel partner relationships.

On November 3, 2021, we entered into a financing arrangement (the “Bridge Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum, less $44,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. On February 15, 2022, we entered into a second financing arrangement together with the Bridge Loan, the “Loans”) with Lender. In exchange for a promissory note, Lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On December 15, 2021, our board of directors (the “Board”) approved a reverse stock split of our outstanding shares of common stock by a ratio within the range of 3-to-1 and 75-to-1 of our outstanding shares of common stock and recommended that the stockholders of the Company authorize the Board, in its discretion, for one year, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our Certificate of Incorporation, as amended, in connection with the reverse stock split. On January 26, 2022, the company’s stockholder voted to authorize the reverse stock split. As of the date of this report, the Board has not set a record date or a ratio for the reverse stock split. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 60,000,000 shares. All option, share and per share information in this prospectus does not give effect to the reverse stock split.

Business Strategy

We have a threefold business strategy composed of:

•	providing differentiated cybersecurity software and services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters by combining customized software and professional services;

•	designing, developing, and marketing cybersecurity SaaS solutions, including our Nodeware solution; and

•	identifying other cybersecurity companies to acquire as part of a strategic roll-up strategy.

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise. Our software and services are designed to simplify the security needs of our customers and channel partners, with a focus on the small to mid-sized enterprises, and we believe our ability to integrate our product and service offerings differentiates them from our competitors. In addition, we support our channel partners by providing recurring-revenue business models for both services and our cybersecurity SaaS solutions.

Cybersecurity is a constantly evolving field, so we devote significant efforts in developing proprietary software and services to meet our customer and channel partners’ evolving needs. These efforts have resulted in the development of our patented and patent-pending Nodeware solution. We expect to continue to make significant investments in developing other intellectual property to serve as the core to other proprietary software and services.

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed in an underserved market segment, across a wide variety of networks and the ability to integrate it into existing and new cybersecurity software and services, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2021 we made significant investments in Nodeware sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2022 and beyond.

We believe the market for cybersecurity services for small and medium-sized enterprises is fragmented and does not currently meet the needs of this customer base. The market is fragmented and is beginning to consolidate, which is why we are seeking to strategically acquire other cybersecurity technology and services companies.

The following sections define specific components of our business strategy.

Nodeware®

Nodeware is a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware assesses vulnerabilities in a computer network using proprietary scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering. As described below, Nodeware has one patent and one patent pending. We intend to develop other intellectual property that serve as the core to other proprietary software and services to market through a channel of domestic and international partners and distributors.

Nodeware provides an economical solution for small and medium-sized enterprises as compared to costly solutions focused on enterprise sized customers, and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. Nodeware creates an opportunity for our channel partners to sell and use a product that provides greater visibility into the network security of an end customer. Since 2018, we have continued to expand our portfolio of channel partners, which now includes Telarus, TD SYNNEX, Staples, and a growing list of MSPs, MSSPs,  agents and distributors and government contractors.

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development. CyberLabs’s overarching mission is to drive sales of Nodeware, which we believe will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements across other current future subsidiaries as IGI’s strategic roll up of cybersecurity companies comes to fruition. This also enhances our ability to bring new cloud and SaaS cybersecurity related solutions to market through our growing channel partner relationships.

Cybersecurity Services

In addition to Nodeware, we provide cybersecurity consulting services that include incident response, security awareness training, cybersecurity risk management, IT governance and compliance, security assessment services, (CISOTaaS ™) and PenLogic™ penetration testing services offerings to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology, in North America. Our cybersecurity consulting projects leverage different technology platforms and processes, such as Nodeware, to create documentation and processes that a customer can use to continually improve overall IT governance and corporate security. We validate overall network and infrastructure security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from cybersecurity threats and incidents. We continue to enhance our cybersecurity services based on feedback from customers and changes in the market.

Managed Support Services

We also provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, where we assume the responsibility for providing a defined set of cybersecurity services. These services typically include in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment.

Intellectual Property

We believe that our intellectual property is an asset that will contribute to the growth and profitability of our business. We rely on a combination of patented, patent-pending and confidentiality procedures, trademarks and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. We intend to rely on both registration and common law protection for our trademarks.

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, and launched it commercially in November 2016. In May 2017, we filed a utility patent application for Nodeware: U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF U.S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016. The patent will remain in effect for four years from the date of issue and may be extended for up to twenty years from the filing date. Therefore, the expiration date of the subject patent, assuming all milestones to extend are met, is July 19, 2037.

In December 2019, we filed a second provisional patent application and in December 2020 we filed the subsequent action on the patent on Nodeware. In 2020 and 2021, we created updates and improvements to the platform in response to COVID-19 needs and impact such as a downloadable Windows executable version along with Windows, Mac, and Linux Agents that could be downloaded to a remote PC or server. A number of enhancements related to data management, threat intelligence, and user functionality were part of these updates.

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

Our current patent and trademark portfolio consists of a patent for the Nodeware solution and process for scanning for vulnerabilities and a pending patent covering the methodologies associated with identifying and cataloging the assets on or across any physical or cloud network, together with a registered trademark for the “Nodeware” name and other trademarks and tradenames associated with our company and products. We intend to continue to work to enhance our intellectual property position on the Nodeware solution and in other appropriate cybersecurity technology we generate.

Research and Development

Our research and development efforts are focused on ensuring our software and services continually adapt to ever-evolving cybersecurity threats, developing new and improved functionality to meet our customers’ needs, and to enable robust and efficient integration with other industry solutions. Our research and development team is responsible for the design, development, testing and quality of our software, including Nodeware, and works to ensure that our software is available, reliable and stable.

We believe the timely development of new features and the enhancement of our existing solution(s) that address continuously evolving cybersecurity risks is essential to maintaining our competitive position. Our research and development team works closely with our channel partners, customers, and internal teams to collect user feedback to enhance our development process to continually incorporate suggestions and feedback. We also believe our research and development teams’ focus on developing new products will help us expand our business and improve our market position. We invest substantial resources in research and development to ensure that the functionalities of Nodeware can be robustly and efficiently integrated with other industry solutions because we believe this is key to our ability to expand the presence of Nodeware and our other software and services in the cybersecurity market. We utilize an agile development process to deliver numerous releases, fixes and feature updates on a regular basis and capitalize qualifying costs of developing larger scale projects. Our research and development team is primarily based in Pittsford, New York, and we maintain additional research and development capabilities in certain other locations who supplement our core team.

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development. CyberLabs's overarching mission is to drive sales of our Nodeware solution, which we believe will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements in Nodeware and new cloud and SaaS cybersecurity related products that will be brought to market through our growing direct customer and channel partner relationships. We believe a continued focus on intellectual property development creates differentiation in the market for cybersecurity.

Costs incurred prior to reaching technological feasibility are expensed as incurred, and subsequently they are capitalized until product launch.

Certifications

We possess certifications with our business and technology partners and our technical support personnel maintain a number of relevant certifications and qualifications in certain software applications and in the cybersecurity space. We believe having these certifications and qualifications demonstrates to our channel partners and customers that we have the appropriate level of expertise to support their needs. These certifications are examples of our concerted effort to grow and expand our cybersecurity specialization, and include the following:

CISSP® - Certified Information Systems Security Professionals. The CISSP® certification is a credential for those with technical and managerial competence, skills, experience, and credibility to design, engineer, implement, and manage overall information security programs to protect organizations from increasingly sophisticated attacks. It is a globally recognized standard of achievement. Certain of our employees in our cybersecurity group have this certification.

GCIH - GIAC Certified Incident Handler. The GCIH certification is a credential for incident handlers who manage security incidents by understanding common attack techniques, vectors and tools as well as defending against and/or responding to such attacks when they occur. The GCIH certification focuses on detecting, responding, and resolving computer security incidents including:

•	the incident reporting process;

•	malicious applications and network activity;

•	common attack techniques that compromise hosts;

•	system and network vulnerabilities; and

•	continuous process improvement and the root causes of incidents.

Certain of our employees in our cybersecurity group have this certification.

CEH – Certified Ethical Hacker. CEH and CEH Master programs are a comprehensive ethical hacking certification to help information security professionals grasp the fundamentals of ethical hacking. The certification serves to assist our consultants to systematically attempt to inspect network infrastructures with the consent of its owner to find security vulnerabilities which a malicious hacker could potentially exploit. The course helps assess the security posture of an organization by identifying vulnerabilities in the network and system infrastructure to determine if unauthorized access is possible. Certain of our employees in our cybersecurity group have this certification.

CISA – Cybersecurity and Infrastructure Agency leads the national effort to understand, manage, and reduce risk to our cyber and physical infrastructure.

CRISC – Certified in Information Systems and Risk Controls and is a certification in enterprise risk management.

CMMC-AB RP – Cybersecurity Maturity Model Certification is a unified standard for implementing cybersecurity across the defense industrial base, which includes over 300,000 companies in the supply chain.

OSCP – Offensive Security Certified Professional is a certification program that focuses on hands-on offensive information security skills.

GIAC – Global Information Assurance Certification is an information security certification entity that specializes in technical and practical certification for cybersecurity professionals.

Penetration Tester (GPEN)

Certified Intrusion Analyst (GCIA)

Certified Incident Handler (GCIH)

Certified Enterprise Defender (GCED)

Security Essentials (GSEC)

Python Coder (GPYC)

CompTIA Security+ (SEC+) is a global certification that validates the baseline skills in order to perform core security functions.

Microsoft Gold Certified Partner. We are part of Microsoft's Accredited Online Cloud Services program. We have been certified in sales, pricing and technical delivery of Office 365 which combines the familiar Office desktop suite with cloud-based versions of the next-generation communications and collaboration services: Exchange Online, SharePoint Online and Lync Online. These services are providing real world benefits to our clients while allowing us to offer clear guidelines for transitioning new users to hybrid-cloud-based solutions. We received certification for Windows Intune which provides complete remote desktop support capabilities enhancing our overall goal of providing complete solutions for virtualization and cloud-based SaaS. What once required expensive hardware and time-consuming deployments can now be delivered seamlessly, including web conferencing, collaboration, document management, messaging, customer relationship management and productive office web applications all with lower total cost of ownership and quicker return on investment. We believe our Microsoft competencies assist our business development personnel when presenting solutions that, if accepted, will increase our sales.

Regulations

We follow standard regulations and standards as part of our ongoing processes: NYS Shield Act, Sarbanes Oxley , National Institute of Standards and Technology Cybersecurity Framework, and Payment Card Industry (“PCI”) level 4 self-assessment.

Competition

We face competition from many companies in the evolving cybersecurity market. We compete with other MSPs and IT professional services firms who have cybersecurity offerings, MSSPs, and cybersecurity product and software developers operating in the North American market. We have competitors who are both publicly listed and private companies, and that are regional and national in coverage. Many of our larger competitors have substantially greater capital resources, research and development staff, sales, and marketing resources, facilities, and experience than we do. We obtain a portion of our business based on proposals submitted in response to requests from potential and current clients, who will typically also receive proposals from our competitors. Specifically, Nodeware faces direct competition from companies such as Rapid 7, Qualys, and Tenable in the vulnerability management market.

Company Information Available on the Internet

We maintain a website at https://igicybersecrity.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and related services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report and is not incorporated by reference into this report.

Employees

As of December 31, 2021, we have 65 full-time employees, including 42 in information technology services, 3 in executive management, 5 in accounting, finance and administration, 3 in software development and 12 in marketing and sales. We are not subject to any collective bargaining agreements, and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add employees in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

Our ability to develop and market our services, and to establish and maintain a competitive position in our businesses will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance.

General Information

We were incorporated under the laws of the state of Delaware on October 14, 1986. Our principal corporate headquarters are located at 175 Sully’s Trail, Suite 202, Pittsford, New York 14534 and our phone number is (585) 385-0610. Our business is in the field of delivering cybersecurity services, licensing and selling our cybersecurity solutions, including Nodeware, and distributing third party software licenses.

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

Risks Related to our Business and Financial Condition

In the past, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that conditions and events in the future may negatively impact our ability to continue as a going concern.

As of December 31, 2021, we had a working capital deficit of approximately $3.1 million. We reported a net loss of approximately $1,569,000 for the twelve months ended December 31, 2021. We reported a stockholders’ deficiency of $4,097,889 as of December 31, 2021. We had net income of approximately $676,000 in 2020. At December 31, 2020, we had a stockholders’ deficiency of $3,105,770.. These factors initially raise substantial doubt about our ability to continue as a going concern but this doubt has been alleviated.

During the fourth quarter of 2021, we engaged in multiple short term funding arrangements. We entered into three demand notes of $12,000 each with three related parties. On October 28, 2021, we entered into a promissory note of $150,000 with our Vice President of Business Development. Additionally, on November 3, 2021, we entered into a loan agreement with an unrelated third party, resulting in net proceeds to the Company of $403,200. We are exploring additional sources of financing, including debt and equity, and anticipate significant growth of business. These plans, in management’s opinion, will allow us to meet our obligations for at least the twelve-month period from the date the financial statements are available to be issued and alleviate the substantial doubt. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our results of operations may be negatively impacted by the COVID-19 pandemic.

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

During 2021, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased slightly during the first three quarters of 2021, and we expect these expenses to grow slowly but we expect these expenses will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

If we are unable to raise sufficient capital, we will be unable to fully fund our operations and to otherwise execute our business plan.

Until such time, if ever, that we can generate substantial revenues, we expect to finance our cash needs primarily through equity offerings and debt financings. Our ability to raise capital, whether through equity or through debt, is based, in part, on market events and conditions out of our control. We do not have any future committed source of external funds.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce, or terminate our future product and service development or commercialization efforts.

Our efforts to commercialize our Nodeware solution may not be successful.

We have one patent granted and one patent pending relating to our Nodeware solution. The efforts we have taken to protect our intellectual property may not be sufficient or effective. Additionally, there is no guarantee that our Nodeware solution will perform as expected or as needed.

In order to protect our interest in Nodeware, we sell licenses permitting customers’ access. Licenses are protected through our EULA (end user licensing agreement), reseller/partner contracts, and through the cloud platform it resides in, enabling us to manage subscriptions, use and distribution of the platform. We face a risk of reputational harm and potential intellectual property theft if a licensee mistakenly or intentionally misuses our products. Licensing may also add an expense to our overall cost structure that is not supported by the market for like products.

If we do not successfully develop enhancements or new software, or scale our platform effectively, our operating results and our business may be harmed.

The cybersecurity market is characterized by rapid technological advances, customer price sensitivity, short product and service life cycles, intense competition, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards and regulatory mandates. Any of these factors could create downward pressure on pricing and gross margins, and could adversely affect our renewal rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance existing software, introduce new software on a timely and cost-effective basis, meet changing customer needs, integrate, and extend our core technology into new applications, and anticipate and respond to emerging cybersecurity threats. We must also continually change and improve our software and services in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. In addition, our future growth depends upon our ability to continue to meet the expanding needs of our customers and to scale our software and services to meet these expanding needs and expanding customer base. As a result, we must continue to dedicate significant financial and other resources to our research and development efforts.

We may not be able to anticipate future market needs and opportunities, develop enhancements or new software to meet such needs or opportunities, or scale our platforms to maintain the performance of our software and services, in a timely manner or at all. To the extent that we do not successfully develop enhancements or new software, or scale our platform effectively, our operating results and our business may be harmed.

If we are unable to protect our intellectual property rights, our business could be harmed, or we could be required to incur significant expenses to enforce our rights.

We believe that our intellectual property is an asset that may contribute to the growth and profitability of our business. We rely on a combination of patented, patent-pending and confidentiality procedures, trademarks, and contractual provisions to establish and protect our intellectual property rights in the United States and abroad. We intend to rely on both registration and common law protection for our trademarks. Despite our efforts, the steps we have taken to protect our intellectual property rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain. Enforcing our intellectual property rights, if necessary, is difficult, time-consuming, resource-intensive, expensive, and uncertain. Litigation may become necessary and, if so, it may come at a substantial cost and cause diversion of management’s resources, which could harm our business.

We may need to defend against intellectual property infringement claims or misappropriation claims, which may be time-consuming, resource-intensive, and expensive.

Although we have not in the past been subject to claims that any of our products or services infringe intellectual property rights of a third-party, we could be subject to such claims in the future. It’s possible that litigation could result. We do not know whether we will prevail in such proceedings given the highly complex, technical issues and inherent uncertainties in intellectual property litigation. Enforcing our intellectual property rights, if necessary, is difficult, time-consuming, resource-intensive, expensive, and uncertain.

If a challenge to our intellectual property rights results in an adverse outcome, then we could be required to stop the use of our products, services, or technology, pay damages for infringement, and expend resources developing products, services, or technology that are non-infringing.

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for cybersecurity solutions. Accordingly, the cybersecurity industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including general economic, industry and market conditions, the introduction or adoption of new technologies that compete with our software and services, the length and expense of our sales cycle for our software and services, the loss of a key customer and publicity regarding security breaches generally and the level of perceived threats to IT security. As a result of these factors and other risks discussed in this section, or the cumulative effect of some of these factors, may result in fluctuations in our operating results.

In addition, we recognize revenues from subscriptions over the term of the relevant service period, which is typically one year. As a result, most of our reported revenues in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our solutions in any period may not significantly reduce our revenues for that period, but could negatively affect revenues in future periods. Accordingly, the effect of significant downturns in bookings may not be fully reflected in our results of operations until future periods.

This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the trading price of our common stock could fall and we could face costly lawsuits, including securities class action suits.

We do not maintain directors and officers liability insurance, which may subject us to significant exposure if one of our directors or officers is sued.

As of the date of this filing, we do not maintain directors and officers liability insurance. In addition to protecting the individual director or officer against personal losses, it can also cover the legal fees and costs an organization may incur as a result of the lawsuit.

If a legal action is commenced against one of our directors or officers, including, but not limited to, an action alleging a violation of securities law, we may incur the legal fees and costs associated with defending against the action, which may harm our business. In addition, a potential action could be time-consuming, resource-intensive, expensive, and uncertain.

We currently accrue a liability for a discontinued Simple IRA plan.

Through December 31, 2012, we offered a Simple (Savings Incentive Match Plan for Employees) IRA plan as a retirement plan for eligible employees and offered a voluntary match. We did not make all required voluntary matches prior to terminating the Simple IRA plan and we have accrued liability for the voluntary match portion of the Simple IRA plan, including interest, which was $275,422 as of December 31, 2021. There can be no assurance that the accrued liability amount will be sufficient to satisfy the Company’s potential liability.

We have used and may use our existing credit facility to finance our growth.

We have an accounts receivable credit facility with a financial institution, which enables us to sell accounts receivable to the financial institution with full recourse against us. The fee charged is prime plus 3.6% (effective rate of 6.85% at December 31, 2021) against the average daily outstanding balance of funds advanced. We also granted the financial institution a first priority interest in accounts receivable and a blanket lien. The fee charged is based, in part, on market events and conditions out of our control. The terms of the credit facility are subject to change.

During the years ended December 31, 2021 and 2020, we sold approximately $3,630,000 and $1,750,000, respectively, of our accounts receivable to the financial institution.

Because of the high relative cost, use of the credit facility, in the aggregate, may harm our business.

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. Through the 12 months ending December 31, 2021, sales to this customer, including sales under subcontracts, accounted for 59.5% of total sales and 15.3% of accounts receivable. During 2020, sales to this customer, including sales under subcontracts, accounted for 61.2% of total sales and 38.8% of accounts receivable. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

We rely on our channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business.

For the twelve months ended December 31, 2021, approximately 93% of our business comes from our channel sales and approximately 7% from direct sales to end customers, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our software and services, or fail to meet the needs of our customers, then our ability to grow our business and sell our software and services may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our software and services with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our software and services, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our software and services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our software and services or increased revenues.

In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our software and services. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.

We are highly leveraged, which increases our operating deficit and makes it difficult for us to grow.

At December 31, 2021, we had current liabilities of approximately $4.1 million and long-term liabilities of $1.5 million and stockholders’ deficiency of $4,097,889. At December 31, 2021, we had a working capital deficit of approximately $3.1 million and a current ratio of 0.25. At December 31, 2020, we had current liabilities of approximately $3.1 million and long-term liabilities of $1.6 million and stockholders’ deficiency of $3,105,770. At December 31, 2020, we had a working capital deficit of approximately $2.1 million and a current ratio of .35.

Working capital shortages may impair our business operations and growth strategy, and accordingly, our business, operations.

If we acquire businesses or business assets and do not successfully integrate the acquisitions, our results of operations could be adversely affected.

On January 31, 2022, we entered into an agreement to acquire the issued and outstanding equity securities of Pratum, an information securities firm. We may grow our business by acquiring or investing in other companies and businesses and assets that we feel have synergy and will complement our business plan. As such, we periodically evaluate potential business combinations and investments in other companies and assets. We may be unable to profitably manage the businesses and assets that we may acquire or invest in. We may fail to integrate these businesses and assets successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

Failure to complete the acquisition of Pratum could materially and adversely affect our results of operations and the market price of our Common Stock.

Our consummation of the acquisition of Pratum is subject to many contingences and conditions, including raising the financing required to pay the acquisition consideration. We cannot assure you that we will be able to successfully consummate the acquisition of Pratum as currently contemplated or at all. Risks related to the failure of the acquisition of Pratum to be consummated include, but are not limited to, the following:

•	we would not realize any of the potential benefits of the transaction, which could have a negative effect on our stock price;
•

we expect to incur, and have incurred, significant fees and expenses regardless of whether the acquisition of Pratum is consummated, including due diligence fees and expenses, accounting fees in connection with the preparation of Pratum’s financial statements, and legal fees and expenses;

•	we may experience negative reactions to the acquisition of Pratum from customers, clients, business partners, lenders, and employees;
•	the trading price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the acquisition of Pratum will be completed; and
•	the attention of our management may be diverted to the acquisition of Pratum rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us.

The occurrence of any of these events, individually or in combination, could materially and adversely affect our results of operations and the market price of our common stock.

Our investments in cybersecurity and other business initiatives may not be successful.

We have invested in and continue to invest in cybersecurity capabilities to add new software and services to address the needs of our clients, including our newly introduced product, Nodeware. Our investments may not be successful or increase our revenues. If we are not successful in creating value from our investments by increasing sales, our financial condition and prospects could be harmed.

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

Our future growth depends, in part, on our ability to expand, train and manage our employee base and provide support to an expanded client base. We must also enhance and implement new operating and software systems to accommodate our growth and expansion of IT product and service offerings. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. In addition, acquisitions, investments and expansion involve substantial infrastructure costs and working capital. We cannot provide assurance that we will be able to integrate acquisitions, if any, and expansions efficiently. Similarly, we cannot provide assurance that any investments or expansion will enhance our profitability. If we do not achieve sufficient sales growth to offset the increased expenses associated with our expansion, our results will be adversely affected.

We depend on the continued services of our key personnel.

Our future success depends, in part, on the continuing efforts of our senior executive officers. The loss of any of these key employees may materially adversely affect our business. We do not maintain key-person insurance for any member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our software and services. We plan to continue to expand our sales force and make a significant investment in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our software and services and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

If we are required to collect higher sales and use or other taxes on the software and services we sell, we may be subject to liability for past sales and our future sales may decrease.

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our SaaS solutions in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we may not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our software and services or otherwise harm our business and operating results.

Risks Related to our Industry

As a provider of cybersecurity software and services, we are subject to a heightened threat of cyberattacks intended to disrupt our internal operations or IT services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation.

We sell cybersecurity software and services, including third-party software as well as our internally developed software, Nodeware. As a result, we have been and will be a target of cyber-attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. Because of the significant military action against Ukraine launched by Russia, the risk of such cyber-attacks is increased.

For example, because Nodeware is a network vulnerability management solution, a successful cyber-attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of more cyber-attacks, even absent financial motives. Further, if our systems are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our primary product operates to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber-attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our Nodeware solution, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline, and our business could suffer.

Our information technology systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our software and services, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our software, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely during the current COVID-19 pandemic, we and our service providers are at increased risk for security breaches. . Because of the significant military action against Ukraine launched by Russia, the risk of such cyber-attacks, malfeasance, security incidents, and security breaches is increased. The conditions caused by the Russian invasion of Ukraine could also result in disruption or other security incidents for our service providers.

We are taking steps to monitor and enhance the security of our software and services, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our software and services, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing cybersecurity software and services to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our software and services, creating system disruptions or slowdowns and exploiting security vulnerabilities of our software and services, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our software and services or the breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our software and services, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss or alteration of information, litigation, regulatory actions and investigations and possible liability. Any such actual or perceived security breach or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide software and services to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

Although we maintain insurance coverage that may be applicable to certain liabilities in the event of a security breach or other security incident, we cannot be certain that our insurance coverage will be adequate for liabilities that actually are incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results and reputation.

If our software and services fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.

If our software and services fail to detect vulnerabilities in our customers’ IT infrastructures, or if our software and services fail to identify and respond to new and increasingly complex methods of attacks, our business and reputation may suffer. There is no guarantee that our software and services will detect all vulnerabilities. Additionally, our cybersecurity software and services may falsely detect vulnerabilities or threats that do not actually exist. For example, some of our software and services rely on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from a variety of sources, including anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability or usability of our software and services and may therefore adversely impact market acceptance of our software and services and could result in negative publicity, loss of customers and sales, increased costs to remedy any incorrect information or problem, or claims by aggrieved parties. Similar issues may be generated by the misuse of our tools to identify and exploit vulnerabilities.

Further, our software and services sometimes are tested against other security products, and may fail to perform as effectively, or to be perceived as performing as effectively, as competitive products for any number of reasons, including misconfiguration. To the extent current or potential customers, channel partners, or others believe there has been an occurrence of an actual or perceived failure of our software and services to detect a vulnerability or otherwise to function as effectively as competitive products in any particular test or indicates our software and services do not provide significant value, our business, competitive position, and reputation could be harmed.

In addition, our software and services do not currently extend to cover mobile devices or personal devices that employees may bring into an organization. As such, our software and services would not identify or address vulnerabilities in mobile devices, such as mobile phones or tablets, or personal devices, and our customers’ IT infrastructures may be compromised by attacks that infiltrate their networks through such devices.

An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our software and services, could adversely affect the market’s perception of our cybersecurity software and services.

If our solutions fail to help our customers achieve and maintain compliance with regulations and industry standards, our revenues and operating results could be harmed.

We generate a portion of our revenues from software and services that help organizations achieve and maintain compliance with regulations and industry standards. For example, some of our customers subscribe to our software and services to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that store cardholder data. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.

If we are unable to adapt our software and services to changing regulatory standards in a timely manner, or if our solutions fail to assist with or expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to products offered by our competitors. In addition, if regulations and standards related to data security, vulnerability management and other IT, security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In any of these cases, our revenues and operating results could be harmed.

Our cybersecurity software and services are delivered from a third-party vendor, and any disruption of service at their facilities would interrupt or delay our ability to deliver our software and services to our customers which could reduce our revenues and harm our operating results.

Our existing data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the loss of an existing facility or the transfer to, or addition of, new data center facilities.

Any disruptions or other performance problems with our software and services could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenues, cause us to issue credits to customers, subject us to potential liability and cause customers to terminate their subscriptions or not renew their subscriptions.

If the market for cloud solutions for IT, security and compliance does not evolve as we anticipate, our revenues may not grow and our operating results would be harmed.

Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT, security, and compliance. To date, some organizations have been reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, many organizations have invested substantial personnel and financial resources to integrate on-premise software into their businesses, and as a result may be reluctant or unwilling to migrate to a cloud solution, such as Nodeware. Organizations that use on-premise security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our software and services in addition to or as a replacement for such products.

If customers do not recognize the benefits of our cloud software and our services over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our software and services, then our revenues may not grow or may decline, and our operating results would be harmed.

We use third-party software and data that may be difficult to replace or cause errors or failures of our software and services that could lead to lost customers or harm to our reputation and our operating results.

We license third-party software as well as security and compliance data from various third parties to deliver our software and services. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our software and services until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software or data could result in errors or defects in our software and services or cause our software and services to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and data providers, and to obtain software and data from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective solutions to our customers and could harm our operating results.

Our software contains third-party open source software components, and our failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our software and services.

Our software contains software licensed to us by third-parties under so-called “open source” licenses, including the GNU General Public License, the GNU Lesser General Public License, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms. If we combine our proprietary software with open source software in certain ways, we could, in some circumstances, be required to release the source code of our proprietary software to the public. Disclosing the source code of our proprietary software could make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect from our services. This could harm our business and reputation. Disclosing our proprietary source code also could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Our software and services could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy and other data handling concerns could result in additional cost and liability to us or inhibit sales of our software and services.

We may collect, store, process and use our customers’ employees or customers personally identifiable information and other data in our transactions with them, and we may rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our software and services could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Despite our compliance efforts, we may fail to achieve compliance with applicable privacy or data protection laws and regulations as they evolve, or adhere to contractual obligations regarding the collection, processing, storage and transfer of data (including data from our customers, prospective customers, partners and employees), either due to internal or external factors such as resource limitations or a lack of vendor cooperation. Any actual or perceived failure to comply with these laws or obligations could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to any existing customers and prospective customers), any of which could harm our business, results of operations, and financial condition. Further, privacy concerns may inhibit market adoption of our software and services, particularly in certain industries and foreign countries.

We depend on prime contracts or subcontracts with the federal, state, and local governments for a substantial portion of our sales, and our business would be seriously harmed if the government ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors.

We derived approximately 59% of our sales in 2021 and 61% of our sales in 2020 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales.

We operate in a highly competitive environment with numerous competitors, some of which have greater resources or better brand recognition than we do. This competitive environment subjects us to various risks, including the ability to provide our software and services at competitive prices that allow us to maintain our profitability. Because of this competitive environment, we may have limited ability to increase prices in response to increased costs without losing competitive position which may adversely affect our margins and financial performance. In addition, price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. As a result, we may face periods of intense competition in the future, which could have a material adverse effect on our profitability and results of operations.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, revenues may vary from period to period, which may cause our operating results to fluctuate and could harm our business.

The timing of sales of our software and services can be difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large transactions. We sell our cybersecurity software and services primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, which has also made our sales cycle long and unpredictable. The length of the sales cycle for our software and services typically ranges from six to twelve months but can be more than eighteen months. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenues, which could harm our business.

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

Because we derive a significant portion of our sales from contracts with federal, state and local governments, we believe that the success and development of our business will continue to depend on our successful participation in their contract programs. Changes in federal, state and local government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in government contracting policies, could cause U.S. Governmental agencies as well as state and local governments to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not originate new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental entities may contemplate that our services will be performed over a period of several years, government entities usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our government contracting business include, but may not be limited to:

•	changes in government programs or requirements;

•	budgetary priorities limiting or delaying government spending generally, or by specific departments or agencies and changes in fiscal policies or available funding, including potential governmental shutdowns;

•	reductions in the government's use of technology solutions firms;

•	a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and

•	curtailment of the government uses of IT or related professional services.

We rely on software-as-a-service vendors to operate certain functions of our business and any failure of such vendors to provide services to us could adversely impact our business and operations.

We rely on third-party software-as-a-service vendors to operate certain critical functions of our business, including financial management and human resource management. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.

Risks Related to our Common Stock

Upon exercise of our outstanding options or warrants and conversion of our convertible notes we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present stockholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants, and convertible notes. As of February 26, 2022, there were options, warrants, convertible notes outstanding, convertible into 10,715,000, 2,606,532 and 10,337,783 shares of common stock, respectively, at prices ranging from $.02 to $.25 per share. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our stockholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $.07 and a high of $.30 in 2021. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the Over The Counter (“OTC”) Bulletin Board. Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to accept our share certificates into a customer account and may affect the ability of our stockholders to sell their shares.

Concentration of ownership among our existing executive officers, directors and holders of 10% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of February 26, 2022, our executive officers and directors beneficially owned, in the aggregate, approximately 30.6% of our outstanding common stock. In addition, there are a number of holders of 10% or more of our outstanding common who are not our officers and directors. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of large blocks of our common stock over a short time last fall could have a significant adverse effect on our common stock price. If our existing stockholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock. The existence of an overhang, which is the potential dilution in the value of our common stock due to outstanding convertible notes, warrants and stock options, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing stockholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Because we do not intend to pay cash dividends on our shares of common stock, any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

If securities analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no, or few, analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provide more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal offices are located at 175 Sully’s Trail, Suite 202, Pittsford, New York 14534, where we lease approximately 7,112 square feet of office space under a lease that expires in July 2022. We are negotiating with our landlord to remain in the same location with a smaller footprint. We believe a smaller footprint will be suitable and adequate for our current and future needs given the ability of our employees to work remotely. Approximately 85% of the workforce is remote and while we will be renewing our lease, we feel it is prudent to reduce the size of our current facility. We do not own or operate, and have no plans to establish, any manufacturing facilities.

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

	Bid Prices
Year Ended December 31, 2021	High	Low

First Quarter	$.277	$.085
Second Quarter	$.300	$.160
Third Quarter	$.250	$.109
Fourth Quarter	$.170	$.071

Year Ended December 31, 2020	High	Low

First Quarter	$.068	$.030
Second Quarter	$.150	$.052
Third Quarter	$.150	$.085
Fourth Quarter	$.208	$.081

At February 26, 2022, we had 205 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

Dividend Policy

We have never declared or paid a cash dividend on our common stock and we currently anticipate that we will retain future earnings for the development, operations and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6. [Reserved]

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

Business

Headquartered in Pittsford, New York, Infinite Group is a developer of cybersecurity software and related cybersecurity consulting, advisory and managed information security services. We principally sell our software and services through indirect channels such as MSPs, MSSPs, agents and distributors and government contractors, whom we refer to collectively as our channel partners. We also sell directly to end customers.

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the cybersecurity market at a time when competition and consolidation in these markets are on the rise. Our strategy to differentiate our cybersecurity software and services from our competitors is to combine customized software and professional services, and grow our business by designing, developing, and marketing cybersecurity SaaS solutions that can be deployed in myriad environments. Software and services are initially developed in our wholly-owned subsidiary, IGI CyberLabs, to fill technology gaps we identify, and then we bring these software and services to market through our existing channel partner and customer relationships. Our software and services are designed to simplify and manage the security needs of our customers and channel partners in a variety of environments. We focus on the small and medium-sized enterprises market. We support our channel partners by providing recurring-revenue business models for both services and through our cybersecurity SaaS solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions.

Business Strategy

We have a threefold business strategy composed of:

•	providing differentiated cybersecurity software and services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters by combining customized software and professional services;

•	designing, developing, and marketing cybersecurity SaaS solutions, including Nodeware; and

•	identifying other cybersecurity companies to acquire as part of a strategic roll-up strategy.

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the market at a time when competition and consolidation in these markets is on the rise.

Our software and services are designed to simplify the security needs of our customers and channel partners, with a focus on the small to mid-sized enterprises, and be believe our ability to integrate our product and service offerings differentiates them from our competitors. In addition, we support our channel partners by providing recurring -revenue business models for both services and our cybersecurity SaaS solutions.

Cybersecurity is a constantly evolving field, so we devote significant efforts in developing proprietary software and services to meet our customer and channel partners’ evolving needs. These efforts have resulted in the development of our patented and patent-pending Nodeware solution. We expect to continue to make significant investments in developing other intellectual property to serve as the core to other proprietary software and services.

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2021 we made significant investments in IGI and CyberLabs sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2022.

We believe the market for cybersecurity services for small and medium-sized enterprises is fragmented and does not currently meet the needs of this customer base. The market is fragmented and is beginning to consolidate, which is why we are seeking to strategically acquire other cybersecurity technology and services companies.

Recent Developments

On December 15, 2021, our Board approved a reverse stock split of our outstanding shares of common stock by a ratio within the range of 3-to-1 and 75-to-1 of our outstanding shares of common stock and recommended that the stockholders of the Company authorize the Board, in its discretion, for one year, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our Certificate of Incorporation, as amended, in connection with the reverse stock split. On January 26, 2022, the company’s stockholder voted to authorize the reverse stock split. As of the date of this report, the Board has not set a record date or a ratio for the reverse stock split. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 60,000,000 shares. All option, share and per share information in this prospectus does not give effect to the reverse stock split.

In accordance with our strategic roll-up strategy, on January 31, 2022, we entered into an agreement to acquire the issued and outstanding equity securities of Pratum, an Iowa corporation and an information securities firm. Pratum provides cybersecurity consulting and advisory services, risk assessments, and managed XDR services. The aggregate purchase price under the Pratum agreements is $8,500,000, subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 will be paid to Pratum’s shareholder at closing and $500,000 will be deposited at closing with an escrow agent to be held in escrow for a period of six months. It is anticipated that the transaction will close in the first half of 2022. Pratum will keep its name and operate as a wholly-owned subsidiary of ours. For more information, please see our Current Report on Form 8-K filed on February 2, 2022.

Results of Operations - Comparison of the years ended December 31, 2021 and 2020

The following discussion analyzes our results of operations for the years ended December 31, 2021 and 2020. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

The following table compares our statements of operations data for the years ended December 31, 2021 and 2020. Certain trends suggested by this table are not indicative of future operating results.

	Years Ended December 31,
					2021 vs. 2020
		As a % of		As a % of	Amount of	% Increase
	2021	Sales	2020	Sales	Change	(Decrease)

Sales	$7,224,242	100.0%	$7,219,446	100.0%	$4,796	0.1%
Cost of sales	4,489,306	62.1	4,177,268	57.9	312,038	7.5
Gross profit	2,734,936	37.9	3,042,178	42.1	(307,242)	(10.1)
General and administrative	2,159,378	29.9	1,696,415	23.5	462,963	27.3
Selling	1,983,127	27.5	1,344,472	18.6	638,655	47.5
Total operating expenses	4,142,505	57.3	3,040,887	42.1	1,101,618	36.2
Operating income (loss)	(1,407,569)	(19.5)	1,291	0.0	(1,408,860)	(109,129.4)
Other income	120,505	1.7	967,007	13.4	(846,502)	(87.5)
Interest expense, net	(281,749)	(3.9)	(292,302)	(4.0)	10,553	(3.6)
Net income (loss)	$(1,568,813)	(21.7)%	$675,996	9.4%	$(2,244,809)	(332.1)%
Net income (loss) per share - basic	$(0.05)		$0.02		$(0.07)
Net income (loss) per share diluted	$(0.05)		$0.02		$(0.07)

Sales

Our managed support service sales decreased by 7.4% from $4,669,570 during the twelve months ended December 31, 2020 to $4,325,067 during the corresponding period of 2021. VMWare represented a decrease of approximately $232,000 and Managed Information Security Services decreased by approximately $113,000. Managed support service sales accounted for approximately 60% of our sales in 2021 and approximately 65% for the same period in 2020. The decline in our managed support service sales during 2021 was due to the continued declines of virtualization subcontract projects assigned to us by VMWare and existing projects coming to a conclusion. The decline in virtualization subcontracting projects has been a trend occurring since 2015 and we discontinued the business in 2021. We expect our Managed Information Security Services sales to remain steady in 2022.

Our cybersecurity software and services sales, primarily to SMEs, increased by 22.2% to $2,793,057 during the twelve months ended December 31, 2021 from $2,285,876 during the corresponding period of 2020. The increase in cybersecurity software and services sales during 2021 was attributable to increased sales efforts of our sales team in finding new customers. We expect our cybersecurity software and services business to continue to grow due to our expanding salesforce, channel and marketing programs.

Other IT consulting services sales decreased by $145,000 or 54.9% during the twelve months ended December 31, 2021 as compared to 2020. The decline in other IT consulting services sales was due to the termination of a consulting contract, which occurred during the first half of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents the compensation expense for our employees (primarily the cost of our IT services group). In smaller amounts, we also incurred cost of sales for third party software licenses for our commercial SME partners. Cost of sales increased by 7.5% to $4,489,306 during the twelve months ended December 31, 2021 from $4,177,268 during the corresponding period of 2020. The increase in cost of sales during the twelve months ended December 31, 2021 from 2020 was due to an increase in salaried employees amounting to an increase of approximately $368,000 to support our cybersecurity software and services team, partially offset by a reduction in headcount of hourly employees in supporting our managed support services (approximately $73,000).

Gross profit decreased by 10.1% to approximately $2,734,936 for 2021 The primary driver of the reduction in gross profit was the increase in cost of sales in 2021 from 2020 due to the cost of the three new salaried employees to support our cybersecurity software and services team.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased by $462,963 in 2021 due primarily to increases in salaries and benefits of approximately $165,000, consulting expenses of approximately $137,000, and legal fees of approximately $161,000. Corporate marketing expenses decreased by approximately $54,000.

Selling Expenses

The increase of $638,655 in selling expenses to $1,983,127 in 2021 is principally due to the increase of employee salaries, commissions and benefits totaling approximately $403,000 due primarily to the growth to the cyber security and CyberLabs leadership and sales teams. The remaining increase is attributable to several smaller items including amortization of development labor, marketing and consulting fees.

Operating Income (Loss)

The decrease of approximately $1,408,860 in our operating income for 2021 is attributable to a decrease in gross profit of $307,242, an increase in our general and administrative expenses of $462,963 and our selling expenses of $638,655. The decrease in our operating income from the previous year is principally attributable to the growth of our sales team and the associated costs as well as consulting and legal fees incurred for the twelve months ended December 31, 2021 as compared to 2020.

Other Income

In 2021, we settled the long-term debt agreement with the Pension Benefit Guaranty Corporation (“PBGC”)  for $200,000 on the outstanding principal of $246,000 and accrued interest of approximately $74,500. We recorded a gain of approximately $120,500 at that time of forgiveness. In 2020, we received a Paycheck Protection Plan (“PPP”) loan which was subsequently forgiven in the 4th quarter of 2020. We recorded $963,516 of other income at that time of forgiveness. These events are non-recurring.

Interest Expense, net

Interest expense decreased by approximately $10,553 and includes interest on indebtedness, amortization of loan fees, cost of stock options as part of debt agreements and fees for financing accounts receivable invoices. The decrease in interest expense is principally attributable to stock option costs from 2020 which did not occur in 2021. The decrease in interest expense is primarily attributable to the non-cash options expense issued for loan financing consideration of approximately $69,300 during 2020 offset by the associated interest of approximately $54,000 from the Mast Hill Bridge Loan in 2021.

Net Income (loss)

The decrease in net income (loss) is attributable primarily to the selling, general and administrative items discussed above for 2021 as compared to 2020 due to our focus on growing and developing the Cybersecurity Services and CyberLabs segments.

Liquidity and Capital Resources

At December 31, 2021, we had cash of $99,432 available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $3,062,000 with a current ratio of 0.25.

During 2021, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2021, based on eligible accounts receivable, we had $66,000 available under this arrangement. We expect sales during 2022 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At December 31, 2021, we had current notes payable of $229,000 to related parties. $100,000 of this debt is due on March 31, 2022. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At December 31, 2021, we have current notes payable of approximately $384,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable is the Bridge Loan with Mast Hill Fund, L.P, which bears interest at a rate of 8%.  We plan to use the proceeds from the Bridge Loan to substantially enhance our marketing of CyberLab’s Nodeware solution, in order to significantly increase its growth. A total of approximately $272,000 was recorded as deferred note costs associated with this transaction. At December 31, 2021, the unamortized balance of the deferred note costs was approximately, $227,000. See Note 6 of the 2021 Audited Financial Statements for more information.

At December 31, 2021, we also have an accrued liability for the voluntary match portion of a former simple IRA plan, including interest, of approximately $275,000. We do not anticipate distributing this liability in the next year or two. Interest will continue to accrue.

We have $765,000 of current maturities of long-term obligations to third parties. This is composed of two notes including long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, and $500,000 due on December 31, 2021. The accrued interest on these notes and current maturities is approximately $281,000 at December 31, 2021. These notes have not been paid. We plan to renegotiate the terms of the notes payable, offset with amounts owed to us, seek funds to repay the notes or use a combination of the alternatives.

We have $190,000 of current maturities of long-term obligations to related parties. This is composed of the scheduled payment of $100,000 to an officer of the company on March 31, 2022 and a scheduled payment of $90,000 on July 1, 2022. The accrued interest of these notes is approximately $33,700 at December 31, 2021.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their schedules maturities.

On January 14, 2022, we file a registration statement for a public offering of $15 million in equity securities. There can be no assurance that this offering will be successful.

Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to and volatility in the financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. With regards to our existing debt, if the equity raise is not successful, we plan to restructure the debt, convert debt to equity or pay down appropriate debt. We may also increase ownership via exercising of stock options and the potential sale of restricted stock. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives including new software initiatives.

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(544,817)	$(413,755)
Net cash used in investing activities	(243,034)	(303,540)
Net cash provided by financing activities	854,970	743,210
Net increase in cash	$67,119	$25,915

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $1,568,813 for 2021 was increased by non-cash expenses for depreciation, amortization, bad debt expense, amortization of debt discount and stock-based compensation of $364,857 and decreased for non-cash adjustments for forgiveness of debt of $120,505. In addition, an increase in accounts payable and accrued expenses of $626,328 was offset by increases in accounts receivable and other assets of $153,316 resulted in net cash used in operating activities of $544,817.

We are increasing our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience small operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows, the equity raise and incremental borrowings, as needed.

Cash Flows Used in Investing Activities

In 2020 and 2021, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The slight decrease from 2020 was primarily due to less development activities in 2021 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

Cash Flows Provided by Financing Activities

During 2021, we received $378,040 from a bridge loan from the Mast Hill Fund L.P. We borrowed $249,000 from a related party under the terms of a note payable. The note allows for up to $500,000 credit and is due in August 2026. During 2019 and 2020, we borrowed $250,000 from the $500,000 credit note. We also borrowed $329,000 from other related parties during 2021, of which $100,000 was extinguished with common stock. During 2021, we paid $200,000 to the PBGC to settle all outstanding indebtedness and terminate all commitments and obligations under its original promissory note dated October 17, 2011, and the First Amended Agreement dated March 15, 2015. The Company recorded a gain of $120,505 as part of the transaction. We also received $98,930 from the exercising of stock options during 2021.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow. If the equity raise is successful, we plan to pay down a portion of the debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2021, we had financing availability, based on eligible accounts receivable, of approximately $66,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of December 31, 2021.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2021, we had $15,000 available under these financing agreements which mature in July 2022 and January 2023, respectively.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations will be sufficient to fund our ongoing operations for at least the next 12 months. The funds from the equity raise will allow us to support and accelerate the internal growth of our operations and offer additional opportunities if they arise.

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: issuance of equity: cash from collections of accounts receivable; additional borrowing from related and third parties; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

Name	Age	Position	Affiliated Since
James Villa	64	Chief Executive Officer	2003
Donald W. Reeve (1)	75	Chairman of the Board	2013
Andrew Hoyen	51	President and Chief Operating Officer	2014
Richard Glickman	60	VP Finance and Chief Accounting Officer	2019

________________________

(1) Member of the audit and compensation committees.

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Officers are elected by and serve at the will of our Board.

Background

The principal occupation of each of our directors and executive officers for at least the past five years is as follows:

James A. Villa is our Chief Executive Officer and a director. He became a director on July 1, 2008, our President on February 25, 2010, and our Chief Executive Officer on January 21, 2014. Previously, Mr. Villa served as our Acting Chief Executive Officer from December 31, 2010 to January 21, 2014. Mr. Villa brings to the Board his experience with us since 2003 as well as professional experience gained from his services to a variety of public and privately held middle market businesses. Mr. Villa holds a bachelor’s degree in electrical engineering from Clarkson University, where he studied computer science and power transmission and distribution. Mr. Villa also has software and technology experience having acted as an IT and business consultant.

Donald W. Reeve became a director on December 31, 2013. He became Chairman of the Board on August 20, 2019. Since January 2013, he has been the principal partner at ReTech Services, LLC, a management consulting practice. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. Mr. Reeve serves on the Board of Directors of ESL Federal Credit Union, a full-service financial institution. He also serves on the Board of Directors of Veterans Outreach Center of Rochester, a non-profit organization dedicated to advocating for and serving veterans. He attended Monroe Community College and SUNY Empire State College, earned an associate's degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets.

Andrew T. Hoyen is our President and Chief Operating Officer. He was initially appointed Chief Administrative Officer and Senior Vice President of Business Development on October 1, 2014. In January 2016, he was appointed Chief Operating Officer. On July 18, 2017, he was elected to the Board, In September 2020 , he was named President in addition to his role as Chief Operating Officer. Mr. Hoyen is responsible for developing and implementing our strategic direction through improved operations, M&A, sales and marketing, product development, and overall collaboration across the enterprise. Previously, he has served in a variety of executive roles at Toyota Material Handling North America, Eastman Kodak Company and their spin-off, Carestream Health that have enabled him to fit the roles he has played at IGI. He holds a Bachelor of Science degree in Biotechnology from Worcester Polytechnic Institute, a Master of Public Health degree from State University of New York at Albany and a Master of Business Administration degree from Rochester Institute of Technology.

Richard W. Glickman is our Vice President of Finance and Chief Accounting Officer. He became Vice President of Finance and Chief Accounting Officer in February 2019. Mr. Glickman is responsible for accounting, financial reporting, financial analyses, and various special projects. Previously, since 2015, he was Chief Financial Officer for American Rock Salt Company. Prior to that, from 2013 to 2015, he was Chief Financial Officer for HCR Home Care. Prior to that, from 2001 to 2013, he served in various roles in accounting, financial operations, and strategic projects for Time Warner Cable. He holds a Bachelor of Science in accounting from State University of New York at Buffalo and a Master of Business Administration degree from University of Rochester.

Committees of the Board of Directors

Our Board intends to have three standing committees upon the effectiveness of the registration statement we filed with the SEC on January 14, 2022: audit committee; compensation committee; and a nominating and corporate governance committee. Each of these committees will consist solely of independent directors including Mr. Reeve and our two director nominees who will join the Board and these committees upon the effectiveness of this registration statement. We will adopt written charters for each of these committees that will be available on our website. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee Financial Expert

Upon the effectiveness of the registration statement filed with the SEC on January 14, 2022, one of our director nominees who will serve on the audit committee will be “independent” under Rule 10A-3 of the Exchange Act and qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2021, except for Mr. Glickman, who filed one late Form 4 which reported two transactions. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

2021 Summary Compensation Table

The Summary Compensation Table below includes, for each of the years ended December 31, 2021 and 2020, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2021 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Option Awards (1)		All Other Compensation	Total
James Villa	2021	$240,475	$0		0	$240,475
Chief Executive Officer	2020	$237,560	$0		0	$237,560
Andrew Hoyen	2021	$227,163	$0		0	$227,163
President and Chief Operating Officer	2020	$213,765	$0		0	$213,765
Richard Glickman	2021	$110,652	$1,240	(1)	0	$111,892
VP Finance and Chief Accounting Officer	2020	$103,948	$1,783	(1)	0	$105,731

_________________

1. The amounts in this column do not reflect option awards actually received by our Named Executive Officers, but instead reflect the aggregate grant date fair value for stock option awards  computed in accordance with FASB ASC 718. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See Note 3 to the financial statements in this report regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at December 31, 2021

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2021.

Option Awards

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date
James Villa	500,000	-	$.115	1/20/2024
	250,000	-	$.05	12/22/2024
	250,000		$.12	11/16/2025

Andrew Hoyen	400,000	-	$.04	7/31/2022
	100,000	-	$.04	7/17/2022
	200,000	-	$.04	12/09/2024
	250,000	-	$.05	12/22/2024
	250,000	-	$.02	6/1/2026

Richard Glickman	200,000	-	$.02	7/23/2024
	50,000	-	$.04	12/9/2024
	25,000	-	$.12	7/12/2025
	25,000	-	$.09	1/3/2026

Employment Agreements

We do not have any employment agreements with any of the Named Executive Officers.

Compensation of Directors

Effective August 13, 2019, we established that in connection with rendering services as a Board of Directors, each non-management Director may receive compensation, as applicable to each Director, if approved by the Board. Directors are reimbursed for the costs relating to attending Board and committee meetings.

Effective August 20, 2019, the Board resolved to compensate Donald W. Reeve $12,000 annually as Chairman of the Board.

Director Compensation Fiscal Year Ending December 31, 2021
Name	Fees earned or paid in cash	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald W. Reeve	$12,000	-	-	-	-	-	$12,000

At December 31, 2021, Donald W. Reeve held exercisable options for:

•	600,000 shares of our common stock at an exercise price of $.05 per share which expires on November 30, 2024;

•	500,000 shares of common stock at an exercise price of $.15 per share which expires on September 4, 2023; and

•	250,000 shares of common stock at an exercise price of $.05 per share which expires on December 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of February, 25, 2022 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;

•	each director;

•	each Named Executive named in the Summary Compensation Table above; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 175 Sully’s Trail, Suite 202, Pittsford, New York 14534. The percentages shown in the table are based on 32,700,883 shares of common stock issued and outstanding as of February 25, 2022.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (1)		Percentage of Ownership
Richard Glickman	340,000	(1)	1.0%
Andrew Hoyen	2,136,734	(2)	6.3%
Donald W. Reeve	2,981,460	(3)	8.8%
James Villa	7,360,900	(4)	19.0%
All Directors and Officers (4 persons) as a group	12,819,094	(5)	30.6%

5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	2,545,151	(6)	7.8%

Harry A. Hoyen	2,900,000	(7)	8.1%
Marblehead, OH 43440

James Leonardo	2,500,000		7.6%

Rochester, NY 14608

Richard Popper	1,787,455	(8)	5.5%

(1)	Includes 300,000 shares subject to currently exercisable options.

(2)	Includes 250,000 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through February 25, 2022; and 1,200,000 shares subject to currently exercisable options.

(3)	Includes 1,350,000 shares subject to currently exercisable options.

(4)

Includes 5,048,900 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $106,145 through February 25, 2022; and 1,000,000 shares subject to currently exercisable options.

(5)	Assumes that all currently exercisable options, which total 3,850,000 shares, and convertible securities, which total 5,298,900 shares, owned by members of the group have been exercised.

(6)	Includes 2,360,000 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(7)	Consists of 2,900,000 shares subject to currently exercisable options.

(8)	Includes 75,000 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plan adopted in 2005. Since this plan has expired, no additional options may be granted under this plan. At December 31, 2021, there are options for 990,000 common shares outstanding under this plan.

The 2009 Stock Option Plan (“2009 Plan”) was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. The 2009 Plan  expired on February 3, 2019, and as of December 31, 2021, there were outstanding options to acquire 1,220,000 shares of common stock under the 2009 Plan. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. Since this plan has expired, no additional options may be granted under this plan.

The 2019 Stock Option Plan (“2019 Plan”) Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 1,500,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2021, there were outstanding options to acquire 1,373,500 shares under the 2019 Plan and 126,500 shares were available under our 2019 Plan. The 2019 Plan was replaced by our 2021 Plan (defined below) upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The 2020 stock option plan (“2020 Plan”) was established in April 2020 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2020 Plan up to 1,500,000 shares of common stock were authorized for option grants. Generally, the 2020 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2021, there were outstanding options to acquire 1,445,000 shares under the 2020 Plan and 55,000 shares were available under our 2020 Plan.  The 2020 Plan was replaced by our 2021 Plan upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The Infinite Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) was approved and adopted by our Board on December 15, 2021, subject to stockholder approval. The 2021 Plan was submitted to our stockholders for their approval at our 2021 Annual Meeting on January 26, 2022, and our stockholder approved the plan at the Annual Meeting. The 2021 Plan became effective upon stockholder approval, and no awards may be granted under the 2021 Plan after the date the 2021 Plan was approved by our stockholders. The 2021 Plan replaces the 2019 Plan and the 2020 Plan (the “Prior Plans”), and no further awards may be granted under the Prior Plans. The purpose of the 2021 Plan is to promote stockholder value and our future success by providing appropriate retention and performance incentives to employees and non-employee directors of the Company or its affiliates, and any other individuals who perform services for the Company or its affiliates. Generally, the 2021 Plan is administered by the compensation committee of the Board and provides that the maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan is (a) 4,500,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.

The following table summarizes, as of December 31, 2021, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders (1)	990,000	$0.10	-
Equity compensation plans not previously approved by security holders (2)	4,038,500	$0.09	181,500
Individual option grants that have not been approved by security holders (3)	5,726,500	$0.08	-
Total	10,755,000	$0.08	181,500

(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2021.

(2)	Consists of grants under our 2009 Plan, 2019 Plan and 2020 Plan of which 4,013,500 are exercisable at December 31, 2021.

(3)	Consists of individual option grants approved by the Board of which 4,976,500 were exercisable at December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

The following is a summary of transactions since January 1, 2021 to which we have been a party in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest.

During 2021, the Company borrowed $249,000 on a 2019 note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance at December 31, 2021 is $499,000.

On May 25, 2021, the Company issued a short-term note payable to a board member for $100,000. The note bears a 6% interest rate and is due on March 31, 2022. The Company also issued two demand notes on September 16, 2021 payable to two board members with $30,000 payable to Donald Reeve, and $25,000 payable to Andrew Hoyen, totaling $55,000. The demand notes bear a 6% interest rate.

On October 14, 2021, the Company entered into two demand notes of $12,000 and on October 15, 2021 a third for $12,000 each with James Villa, Andrew Hoyen and Donald Reeve, respectively. Subsequently Mr. Reeve was paid back the $12,000 on November 16, 2021.

On October 28, 2021, the Company entered into a demand note of $150,000 with its Vice President of Business Development, Richard Popper. The interest rate for this note is 6%. On November 2, 2021, the Company entered into a subscription agreement with its Vice President of Business Development, Richard Popper. Pursuant to the subscription agreement, Mr. Popper agreed to purchase an aggregate amount of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at $0.10 per share, in exchange for the conversion and cancellation of an aggregate of $100,000 principal amount of the demand note. The closing of the subscription agreement occurred concurrently with the execution of the subscription agreement. The closing price of the Company common stock on November 2, 2021 was $0.17 per share.

Director Independence

Our current Board consists of Donald W. Reeve, James Villa, and Andrew Hoyen. Mr. Villa and Mr. Hoyen are not considered independent based on the listing standards of NASDAQ. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that requires a majority of the Board be independent. We have nominated certain persons to serve on our board, each of whom is considered independent under the NASDAQ listing standards, for appointment to the Board. We expect that these nominees will commence service on the Board at the time of effectiveness of the registration statement we filed on January 14, 2022. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Upon effectiveness of the registration statement we filed on January 14, 2022, we expect that our three standing committees - audit committee, compensation committee, and our nominating and corporate governance committee - will be comprised entirely of directors who are considered independence under the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2021 and 2020, Freed Maxick, CPAs, P.C., our independent registered public accounting firm, performed the following professional services.

Description	2021	2020
Audit fees
Audit of the financial statements	$85,000	$55,000
Quarterly reviews	31,800	30,900
Total audit fees	$116,800	$85,900
Audit-related fees
Pratum audit and S-1 review	$16,500	$0
Total audit-related fees	$16,500	$0
Tax fees	$0	$0
None	$0	$0
Total tax fees	$0	$0
All other fees	$0	$0
None	$0	$0
Total other fees	$0	$0
Freed Maxick CPAs, P.C. and associated entities fee total	$133,300	$85,900

All accounting services and fees reflected in the table above were reviewed and approved by the audit committee. As a matter of policy, each permitted non-audit service is pre-approved by the audit committee or the audit committee’s chairman pursuant to delegated authority by the audit committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

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

43

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

10.10

Demand Promissory Note between Allan M. Robbins and the Company dated August 13, 2010 (incorporated herein by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

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

10.16

Stock Option Agreement between the Company and Donald W. Reeve dated September 30, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016).

10.17

Line of Credit and Note Agreement between the Company and Andrew Hoyen dated July 18, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

44

10.18

Stock Option Agreement between the Company and Andrew Hoyen dated July 18, 2017 for 400,000 common shares (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.19

Stock Option Agreement between the Company and Andrew Hoyen dated July 18, 2017 for 100,000 common shares (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.20

Line of Credit and Note Agreement between the Company and Harry Hoyen dated September 21, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

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

45

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

10.30

Small Business Administration Note Payable Agreement with Upstate Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

10.31	**2020 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

10.32

Amendment to Promissory Note between the Company and Northwest Hampton Holdings, LLC dated November 17, 2020 (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.33

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

10.35

Stock Purchase Agreement, dated November 3, 2021, by and between the Company and Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.36	Promissory Note, issued November 3, 2021, by the Company to Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 15, 2021).

10.37	Warrant, issued November 3, 2021, by the Company to Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.38

Warrant, issued November 3, 2021, by the Company to J.H. Darbie & Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.39

Subscription Agreement, dated November 2, 2021, by and between the Company and Richard Popper (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.40

Stock Purchase Agreement, dated January 31, 2022, between Infinite Group, Inc., David A. Nelson, Jr. Living Trust, David A. Nelson, Jr., and Pratum, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2022).

10.41

Stock Purchase Agreement, dated February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2022).

10.42

 Promissory Note, issued February 11, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2022).

10.43

Warrant, issued February 11, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2022).

10.44

Warrant, issued February 11, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2022).

46

10.45

Amendment No. 1, dated February 18, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2022).

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

Item 16. Form 10-K Summary

None.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinite Group, Inc.

Date: March 15, 2022	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa
James Villa	Chief Executive Officer (Principal Executive Officer)	March 15, 2022

/s/ Richard Glickman
Richard Glickman	VP Finance and Chief Accounting Officer	March 15, 2022
(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen
Andrew Hoyen	President and Chief Operating Officer	March 15, 2022

/s/ Donald W. Reeve
Donald W. Reeve	Chairman of the Board	March 15, 2022

48

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2021

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Freed Maxick CPAs, P.C. - Firm ID 0317)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Infinite Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficiency and cash flows, for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

March 15, 2022

See notes to audited financial statements.

INFINITE GROUP, INC.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$99,432	$32,313
Accounts receivable, net of allowances of $9,710 and $10,089 as of December 31, 2021 and 2020, respectively	727,297	953,826
Prepaid expenses and other current assets	218,821	96,483
Total current assets	1,045,550	1,082,622

Right of Use Asset Operating Lease, net	41,490	120,777
Property and equipment, net	41,138	48,199
Software, net	417,650	354,905
Deposits	6,937	6,937
Total assets	$1,552,765	$1,613,440

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current liabilities:
Accounts payable	$536,863	$343,073
Accrued payroll	425,839	353,268
Accrued interest payable	594,241	531,409
Accrued retirement	275,422	264,675
Deferred revenue	497,734	320,042
Accrued expenses other and other current liabilities	167,310	74,579
Current maturities of long-term obligations	765,000	1,004,445
Operating lease liability - Short-term	42,347	80,258
Current maturities of long-term obligations - related parties	190,000	0
Notes payable, net	383,824	162,500
Notes payable - related parties	229,000	0
Total current liabilities	4,107,580	3,134,249

Long-term obligations:
Notes payable:
Other	458,309	457,769
Related parties	1,084,765	1,015,820
Payroll taxes due 2022	0	69,025
Operating Lease liability - Long-term	0	42,347
Total liabilities	5,650,654	4,719,210

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; issued and outstanding: 32,700,883 and 29,061,883 shares as of December 31, 2021 and 2020, respectively.	32,700	29,061
Additional paid-in capital	31,336,772	30,763,717
Accumulated deficit	(35,467,361)	(33,898,548)
Total stockholders' deficiency	(4,097,889)	(3,105,770)
Total liabilities and stockholders' deficiency	$1,552,765	$1,613,440

See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Sales	$7,224,242	$7,219,446
Cost of sales	4,489,306	4,177,268
Gross profit	2,734,936	3,042,178

Costs and expenses:
General and administrative	2,159,378	1,696,415
Selling	1,983,127	1,344,472
Total costs and expenses	4,142,505	3,040,887

Operating income (loss)	(1,407,569)	1,291

Other income - (see Note 6 & Note 7)	120,505	967,007

Interest income	37	786
Interest expense:
Related parties	(72,455)	(62,789)
Other	(209,331)	(230,299)
Total interest expense	(281,786)	(293,088)

Net income (loss)	$(1,568,813)	$675,996

Net income (loss) per share basic and diluted	$(0.05)	$0.02

Weighted average shares outstanding basic	30,122,738	29,061,883

Weighted average shares outstanding diluted	30,122,738	43,450,086

See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY'

	Years Ended December 31, 2021 and 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	29,061,883	$29,061	$30,638,173	$(34,574,544)	$(3,907,310)

Stock based compensation	0	0	125,544	0	125,544
Net income	0	0	0	675,996	675,996

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Issuance of common stock	1,250,000	1,250	156,875	0	158,125
Exercise of stock options	2,389,000	2,389	96,541	0	98,930
Stock based compensation	0	0	117,587	0	117,587
Warrants issued	0	0	202,052	0	202,052
Net loss	0	0	0	(1,568,813)	(1,568,813)

Balance - December 31, 2021	32,700,883	$32,700	$31,336,772	$(35,467,361)	$(4,097,889)

See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,568,813)	$675,996
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock based compensation	117,587	125,544
Depreciation and amortization	186,379	97,874
Amortization of debt discount	51,891	0
Bad debt expense	9,000	7,000
Forgiveness of note payable and interest	(120,505)	(963,516)
(Increase) decrease in assets:
Accounts receivable	217,529	(528,537)
Prepaid expenses and other current assets	(64,213)	(31,198)
Increase (decrease) in liabilities:
Accounts payable	193,790	125,296
Deferred revenue	177,692	141,218
Accrued expenses and other current liabilities	254,846	(63,432)
Net cash used in operating activities	(544,817)	(413,755)

Cash flows from investing activities:
Purchases of property and equipment	(13,506)	(48,310)
Capitalization of software development costs	(229,528)	(255,230)
Net cash used in investing activities	(243,034)	(303,540)

Cash flows from financing activities:
Proceeds from note payable	403,200	957,372
Debt issuance costs	(25,160)	0
Proceeds from notes payable - related parties	578,000	50,000
Repayments of notes payable - related parties	0	(96,635)
Repayments of note payable - short-term	0	(167,527)
Repayment of long-term obligations	(200,000)	0
Proceeds from the exercise of common stock options	98,930	0
Net cash provided by financing activities	854,970	743,210

Net increase in cash	67,119	25,915

Cash - beginning of year	32,313	6,398

Cash - end of year	$99,432	$32,313

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$84,203	$346,328
Income taxes	$0	$0

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$202,052	$0
Common stock issued to extinguish debt	$100,000	$0
Common stock issued for prepaid consulting agreement	$58,125	$0

See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity industry. There were no significant sales from customers in foreign countries during 2021 and 2020. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating loss of $1,407,569 in 2021 and operating income of $1,291 in 2020, net loss of $1,568,813 in 2021 and net income of $675,996 in 2020, and stockholders’ deficiencies of $4,097,889 and $3,105,770 at December 31, 2021 and 2020, respectively. The Company has a working capital deficit of approximately $ 3.1 million at December 31, 2021. Previously, this has raised substantial doubt about the entity’s ability to continue as a going concern within one year. The Company has plans to issue stock, restructure certain debt and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations alleviate the substantial doubt.

The Company’s mission is to drive shareholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company’s business plans require improving the results of its operations in future periods. The Company has renegotiated the terms of some certain obligations, using operational cash flow to pay down balances and extending terms, and provided financing with the issuance of new loans.

During 2020, the Company paid off approximately $96,600 to related parties under the terms of demand notes and established a $328,000 note payable from a related party as part of a modification.

During 2020, the Company paid off approximately $167,500 to a third party under the terms of demand notes and extended the terms of the remaining $166,500 balance.

During 2021, the Company has renegotiated the due dates of approximately $446,000 of notes payable into 2023 and 2024.

During 2021, the Company settled the long-term debt agreement with the Pension Benefit Guaranty Corporation (“PBGC”) for $200,000 on the outstanding principal of $246,000 and accrued interest of approximately $74,500. The Company recorded a gain of approximately $120,500.

During 2021, the Company received proceeds of $229,000 from related parties. The Company issued a short-term note payable to a board member for $100,000. The note bears a 6% interest rate and is due on March 31, 2022. The Company also issued four demand notes payable to two board members for $79,000 in total. The demand notes bear a 6% interest rate. The Company also issued a demand note payable to another related party for $50,000 in total. The demand note bears a 6% interest rate.

During 2021, the Company entered into a financing arrangement with Mast Hill Fund, L.P. for $448,000. Under the terms of the Loan, amortization payments are due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022 (Notes 5 and 9).

During 2022, the Company entered into a financing arrangement with Mast Hill Fund, L.P. for $370,000. Under the terms of the Loan, amortization payments are due beginning June 15, 2022, and each month thereafter with the final payment due on February 15, 2023.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and warrants, which is expected to be used for the acquisition discussed in Note 14 and working capital needs. The Company anticipates this offering to during the second quarter of 2022. The completion of this offering is not a certainty. Should the offering not proceed or be delayed, or should it occur in a reduced format, the Company will scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace.

The Company believes the capital resources generated by the improving results of its operations as well as cash available under its factoring line of credit and from additional related parties and third-party loans, if needed, provide sources to fund its ongoing operations and to support the internal growth of the Company. The Company may need to extend existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

 Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $9,710 for doubtful accounts was reasonably stated at December 31, 2021 ($10,089 – 2020).

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

Loan Origination Fees - The Company capitalizes the costs of loan origination fees and amortizes the fees as interest expense over the contractual life of each agreement and they are shown as a reduction of the debt.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 6.85% at December 31, 2021) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the year ended December 31, 2021, the Company sold approximately $3,629,800 ($1,749,700 - 2020) of its accounts receivable to the Purchaser. As of December 31, 2021, $148,155 ($0 - 2020) of these receivables remained outstanding. Additionally, as of December 31, 2021, the Company had $66,000 available under the financing line with the financial institution ($362,000 - 2020). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $14,816 at December 31, 2021 ($0 - 2020) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $34,200 for the year ended December 31, 2021 ($21,100 - 2020). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of December 31, 2021, there is $678,973 of costs capitalized and $261,323 of accumulated amortization ($449,445 and $94,541, respectively, in 2020). During the year ended December 31, 2021 there was $166,783 of amortization expense recorded ($85,002 in 2020). Future amortization is expected to be $428,650 at a rate of $217,722, $144,989, $63,208 and $2,731 for the years 2022, 2023, 2024 and 2025 respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $153,600 and $159,700 during the years ended December 31, 2021 and 2020, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2021 and 2020.

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

 The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at December 31, 2021 or 2020 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2021	2020
Managed support services	$4,325,067	$4,669,570
Cybersecurity projects and software	2,780,175	2,285,876
Other IT consulting services	119,000	264,000
Total sales	$7,224,242	$7,219,446

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

Cyber security projects and software

Cyber security projects and software revenue includes the selling of licenses of Nodeware® and third-party software, principally Webroot™ as well as performing cybersecurity assessments, testing and consulting as a CISO (Chief Information Security Officer).

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

•	Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our standalone selling price.

•	Cybersecurity assessments, testing and CISO services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied. If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are either based on an allocation of the transaction price to each performance obligation based on a relative standalone selling price of the products sold.

•	In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is recognized. For the year ended December 31, 2021, we recognized revenue of approximately $320,000 that was included in the deferred revenue liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is approximately $500,000.

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

During 2021, sales to one client, including sales under subcontracts for services to several entities, accounted for 59.6% of total sales (61.2% - 2020) and 15.6% of accounts receivable at December 31, 2021 (38.8% - 2020).

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2021 or 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2018 through 2021 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. The carrying amount of the Company’s term debt and notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under convertible notes payable, warrants and stock options. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of options and notes assumed to be exercised. In a loss year, the calculation for basic and diluted earnings per share is the same, as the impact of potential common shares is anti-dilutive.

            The following table sets forth the computation of basic and diluted loss per share as of December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Numerator for basic and diluted net income per share:
Net income (loss)	$(1,568,813)	$675,996
Basic and diluted net income (loss) per share	$(0.05)	$0.02

Weighted average common shares outstanding
Basic shares	30,122,738	29,061,883
Diluted shares	30,122,738	43,450,086

Anti-dilutive shares excluded from net income per share	22,623,804	3,965,000

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

Leases

 The Company recognizes a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. Assets and liabilities are presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

		December 31,
	Depreciable Lives	2021	2020
Software	3 years	$72,834	$72,834
Equipment	3 to 10 years	155,635	142,129
Furniture and fixtures	5 to 7 years	17,735	17,735
		246,204	232,698
Accumulated depreciation		(205,066)	(184,499)
		$41,138	$48,199

Depreciation expense was $20,567 and $6,025 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5. - NOTES PAYABLE - CURRENT

Notes payable consist of:

	December 31,
	2021	2020
Demand note payable, 10%, secured by software (A)	$12,500	$12,500
Convertible promissory note, 8%, due November 3, 2022 (B)	448,000	0
Convertible notes payable, 6%	150,000	150,000
	$610,500	$162,500
Less: Deferred financing costs (B)	58,300	0
Debt discounts - warrants (B)	168,377	0
	$383,823	$162,500

(A)	Demand Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software.

(B)	Convertible promissory note, 8%, due November 3, 2022 – During 2021, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $44,800 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $53,760 are due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $44,800 as noted above, paid a finder’s fee of $20,160, and the lender’s legal fees of $5,000. These deferred financing fees are being amortized ratably through October 2022.

(C)	Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2021, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2020) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $.05 per share. The Notes bear interest at 6.0% and is past due. The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Notes payable - related parties consist of:

	December 31,
	2021	2020
Demand notes payable to director, 6%, unsecured	$130,000	$0
Demand note payable to employee, 6% unsecured	50,000	0
Demand notes payable to officer and director, 6%, unsecured	37,000	0
Demand note payable to officer and director, 6%, unsecured	12,000	0
	$229,000	$0

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:

	December 31,
	2021	2020
2016 note payable, 6%, unsecured, due December 31, 2021 (A)	$500,000	$500,000
Note payable, 10%, secured, due January 1, 2018 (B)	265,000	265,000
Convertible term note payable,12%, secured, due January 1, 2024 (C)	175,000	175,000
Term note payable - PBGC, 6%, secured (D)	0	246,000
2020 note payable, 6%, unsecured, due August 24, 2024 (E)	166,473	166,473
Convertible term note payable,7%, secured (F)	100,000	100,000
Convertible notes payable, 6%, due January 1, 2024 (G)	9,000	9,000
Accrued interest due after 2021(H)	7,836	7,296
	1,223,309	1,468,769
Less: deferred financing costs	0	6,555
	1,223,309	1,462,214
Less: current maturities	765,000	1,004,445
	$458,309	$457,769

(A)	2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal was due on December 31, 2021 and is now past due. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 2,500,000 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $467,225 at December 31, 2016 consisting of principal due of 500,000 offset by deferred financing costs of $32,775. As of December 31, 2021, the balance was $500,000 (2020 - $493,445). The lender has piggy back registration rights for these shares. The Company’s Chief Executive Officer and President agreed to guarantee the loan obligations if he is no longer an “affiliate” of the Company as defined by Securities and Exchange Commission rules.

(B)	Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. These borrowings bear interest at 10% and were due, as modified on January 1, 2018. This note has not been further extended and is past due. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

(C)	Convertible term note payable, 12%, secured, due January 1, 2024 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and was due, as modified on August 31, 2018 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $.25 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

(D)	Term note payable - PBGC, 6%, secured - On October 17, 2011, in accordance with the settlement agreement dated September 6, 2011 the Company issued a secured promissory note in favor of the PBGC for $300,000 bearing interest at 6% per annum due in scheduled quarterly payments over a seven-year period with a balloon payment of $219,000 due on September 15, 2018. During 2021, the Company settled the long-term debt agreement with the PBGC for $200,000 and accrued interest of approximately $74,500. The PBGC released the remaining principal and accrued interest owed. The Company recorded a gain of approximately $120,500.

(E)	2020 note payable, 6%, unsecured, due August 24, 2024 - The Company entered into a promissory note agreement dated August 24, 2020 with a third-party lender. The note represents the negotiated amount owed due to the lender after a payment in the amount of $550,000 was made to settle previous notes and interest held by the Lender See Note 6 and item (B) of this note. The principal amount of the new note is $166,473. This note becomes due on August 24, 2024.

(F)	Convertible term note payable, 7%, secured, due January 1, 2024 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $.10 per share, which was the price of the Company's common stock on the closing date of the agreement.

(G)	Convertible notes payable, 6%, due January 1, 2024 - The Company has a note payable to a former related party in the amount of $9,000. The note’s maturity was extended to January 1, 2024 from January 1, 2021. In consideration for this extension, the Company agreed to issue the borrower 25,000 options with a 3-year term to purchase common stock of Infinite Group Inc. exercisable at $0.10 per share. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share. The note beared interest at 6% at December 31, 2021 and December 31, 2020. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2021 and 2022 was 6%.

(H)	Accrued interest due after 2021 – The accrued interest for items (G) above is not due until the due date of the respective loan.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2021	2020
Note payable, up to $500,000, 7.5%, due August 31, 2026 (A)	$499,000	$250,000
2020 Note payable, 6%, due January 1, 2024 (B)	328,000	328,000
Convertible notes payable, 6% (C)	146,300	146,300
Convertible note payable, 7%, due June 30, 2023 (D)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (E)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (F)	70,000	70,000
Accrued interest due after 2022 (G)	116,465	106,520
	1,274,765	1,015,820
Less current maturities	190,000	-
	1,084,765	1,015,820
(A)	Note payable of up to $500,000, 7.5%, due August 31, 2026 - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019, $50,000 during the year ended December 31, 2020, and $249,000 during the year ended December 31, 2021 which remains outstanding.

(B)	2020 Note payable, 6%, due January 1, 2024 - On December 30, 2020, the Company entered into a promissory note agreement with a member of its Board. The interest payments are due quarterly. First payment to be made on April 1, 2021 and every three (3) months thereafter until the note is retired. Principal payments of one hundred thousand dollars ($100,000.00) are to be made on March 31, 2022 and January 1, 2023 and a balloon payment of $128,000 on January 1, 2024.

(C)	Convertible notes payable, 6% - The Company has a note payable to a related party of $146,300 maturing on January 1, 2024. This note’s maturity date was extended from January 1, 2020. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $.05 per share, subject to certain limitations. The notes bear interest at 6% at December 31, 2021. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2021 and 2022 was 6%.

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

(D)	Convertible note payable, 7%, due June 30, 2023 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $.10 per share. In 2019, the Company officer extended the due date to June 30, 2023.

(E)	Note payable, $100,000 line of credit, 6%, unsecured - On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 1, 2022. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share. The option expires on July 17, 2022.

(F)	Note payable, $75,000 line of credit, 6%, unsecured - On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. In consideration for providing the financing, the lender was granted an option to purchase 400,000 shares of common stock at $.04 per share. The option expires on January 2, 2023.

(G)	Accrued interest due after 2022 – The accrued interest for item (C) above is not due until the due date of the loan.

      Long-Term Obligations

As of December 31, 2021, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2022	$1,156,500	$0	$1,156,500
2022	638,000	226,677	411,323
2023	206,667	0	206,667
2024	837,408	0	837,408
2025	0	0	0
2026	499,000	0	499,000
Total long-term obligations	$3,337,575	$226,677	$3,110,898

NOTE 7. - STOCK AND STOCK OPTION PLANS

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2021, and 2020, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plan adopted in 2005, which has authority to grant options to purchase up to an aggregate of 990,000 common shares at December 31, 2021 and 2020.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 3,667,000 common shares at December 31, 2021 and 2020. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan. There are 0 shares available for grant at December 31, 2021.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares of which 126,500 common shares are available for grant at December 31, 2021. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

2020 Plan - During 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 1,500,000 common shares of which 55,000 common shares are available for grant at December 31, 2021. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

NOTE 8. - STOCK OPTION AGREEMENTS AND TRANSACTIONS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Most options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with consultants, an employee for a performance-based award and a member of the Board of which options for an aggregate of 1,451,500 common shares are outstanding at December 31, 2021 with an average exercise price of $.21 per share. At December 31, 2021, options for 701,500 shares are vested as the performance based award has not been reached.

On April 6, 2021, the Company granted a stock option to purchase a total of 200,000 common shares at an exercise price of $0.1925 per share to a former executive of the Company who consults with the Company. The individual forfeited an option grant of 473,000 common shares from the 2009 Plan.

On April 19, 2021, the Company issued 750,000 performance-based stock options at $0.245 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 250,000 shares each. The unrecognized compensation expense for these options is approximately $135,800 at December 31, 2021.

The remaining stock options issued during the year ended December 31, 2021 included in the table below relate to options issued to employees as compensation expense.

Loan Fees - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 in 2019, $50,000 in 2020, and $249,000 in 2021. The $499,000 remains outstanding as of December 31, 2021. As consideration for providing this financing, the Company granted a stock option to purchase a total of 2,500,000 common shares at an exercise price of $.02 and recorded interest expense of $14,250 using the Black-Scholes option pricing model to determine the estimated fair value of the option in 2019.

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

On November 17, 2020, the Company extended a note payable agreement of $146,300 with a related party. The note has an interest rate of 6% and is due on January 1, 2022. As consideration for providing this extension of the financing, the Company granted a stock option to purchase a total of 250,000 common shares at an exercise price of $.12 and recorded interest expense of $15,450 using the Black-Scholes option pricing model to determine the estimated fair value of the option in 2020. On February 14, 2021, the Company extended this note payable agreement’s due date to January 1, 2024.

On December 31. 2020, the Company extended a note payable agreement of $9,000 with a third party. The note has an interest rate of 6% and is due on January 1, 2024. As consideration for providing this extension of the financing, the Company granted a stock option to purchase a total of 25,000 common shares at an exercise price of $.10 and recorded interest expense of $958 using the Black-Scholes option pricing model to determine the estimated fair value of the option.

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

The following assumptions were used for the years ended December 31, 2021 and 2020.

	2021	2020
Risk free interest rate	0.16% to 0.64%	0.17% to 1.40%
Expected dividend yield	0%	0%
Expected stock price volatility	100% to 140%	100%
Expected life of options	1.25 to 5.25 years	1.75 to 3.01 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2021 and 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,910,500	$0.05
Granted	1,880,000	$0.07
Expired	(335,000)	$0.15
Forfeited	(25,000)	$0.05
Outstanding at December 31, 2020	12,430,500	$0.05
Granted	1,756,500	$0.21
Exercised	(2,389,000)	$0.04
Expired	(45,000)	$0.10
Forfeited	(998,000)	$0.10
Outstanding at December 31, 2021	10,755,000	$0.08	3.4 years	$544,100

Vested or expected to vest at December 31, 2021	10,005,000	$0.07	3.3 years	$544,100

Exercisable at December 31, 2021	9,980,000	$0.07	3.3 years	$544,100

At December 31, 2021, there was approximately $135,800 of total unrecognized compensation cost related to outstanding non-vested options.

The weighted average fair value of options granted was $.21 and $.07 per share for the years ended December 31, 2021 and 2020, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant with the exception of the 500,000 options granted in consideration for providing the financing on August 24, 2020.

NOTE 9. – WARRANTS

            On November 3, 2021, as additional consideration for the convertible promissory note financing (Note 6), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 1,400,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $181,900 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 6).

            On November 3, 2021, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $20,160 and issued a 5-year warrant to purchase 160,125 shares of Company common stock at a fixed price of $0.192 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $20,200 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 6).

NOTE 10. - INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2021	2020
Deferred:
Federal	$(277,000)	$39,000
State	(47,000)	(10,000)
	(324,000)	29,000
Change in valuation allowance	324,000	(29,000)
	$0	$0

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $8,500,000 ($6,900,000 - 2020) and various state net operating loss carryforwards of approximately $4,900,000 ($3,200,000 - 2020).  Approximately $2,100,000 of these carryforwards can be carried forward indefinitely, while the remaining carryforwards expire from 2022 through 2041.  These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in.  Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2021, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards in the amount of approximately $2,238,000 ($1,914,000 - 2020), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$1,956,000	$1,550,000
Defined benefit pension liability	0	60,000
Operating Lease ROU	(10,000)	(30,000)
Operating Lease Liability	10,000	30,000
Deferred Revenue	0	11,000
Property and Equipment	(14,000)	0
Reserves and accrued expenses payable	296,000	293,000
Gross deferred tax asset	2,238,000	1,914,000
Deferred tax asset valuation allowance	(2,238,000)	(1,914,000)
Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%

Change in valuation allowance	(20.7)	(4.2)
Net operating loss carryforward expiration	(5.9)	13.4
State taxes	3.0	(1.5)

Expired stock-based compensation	1.1	1.0
Forgiveness of PPP Loan	1.6	(29.9)
Other permanent non-deductible items	(0.1)	0.2
Effective income tax rate	0.0%	0.0%

NOTE 11. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $275,422 and $264,675, as of December 31, 2021 and 2020, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2021, 401(k) employee contribution limits are $19,500 plus a catch-up contribution for those over age 50 of $6,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2021 or 2020.

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

Supplemental balance sheet information related to the operating lease was as follows:

December 31, 2021
Right of use asset – lease, net	$41,490
Operating lease liability - short-term	$42,437
Operating lease liability - long-term	0
Total operating lease liability	$42,437

Discount rate - operating lease	6.0%

NOTE 13. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of approximately $107,000 at December 31, 2021 ($62,000 - 2020). An additional $116,465 of accrued interest to related parties is due to paid after 2022.

NOTE 14. - SUBSEQUENT EVENTS

On January 31, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”), by and among the Company; the David A. Nelson, Jr. Living Trust (“Seller”); David A. Nelson, Jr. (the “Beneficiary” and, together with Seller, the “Seller Parties”); and Pratum, Inc., an Iowa corporation (the “Pratum”) and security services firm that helps clients solve challenges and find the right balance between information security, IT support, and compliance. Pratum is based in Ankeny, Iowa.

Pursuant to the Agreement, Company agreed to acquire all of the issued and outstanding equity securities of the Company from the Seller Parties (the “Acquisition”) for an aggregate purchase price of $8,500,000 (the “Acquisition Consideration”), subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 of the Acquisition Consideration will be paid to the Seller Parties at closing and $500,000 of the Acquisition Consideration will be deposited at closing with an escrow agent to be held in escrow for a period of six months. The escrow amount may be used to account for indemnification claims and any post-closing adjustment of the Acquisition Consideration.

The Agreement contains customary representations, warranties and covenants by each of the parties, and contains indemnification provisions under which the parties have agreed, subject to certain limitations, to indemnify each other against losses resulting from certain liabilities.

The closing of the Acquisition is subject to customary conditions, including, among others, (i) receipt of any necessary regulatory approvals and licenses, (ii) the absence of any litigation or governmental order that restrains, prevents or materially alters the transactions contemplated by the Agreement, (iii) the accuracy of the parties’ representations and warranties contained in the Agreement remaining true as of closing (subject to certain qualifications), (iv) Pratum’s and the Seller Parties’ material compliance with the covenants and agreements in the Agreement, and (v) the Buyer obtaining sufficient debt or equity financing to fund the Acquisition Consideration. The Company expects the transaction to close in the first half of 2022.

The Agreement also contains customary pre-closing covenants, including the obligation of Pratum and the Seller Parties to cause Pratum to conduct its business in all material respects in the ordinary course and to refrain from taking certain specified actions without the written consent of the Company.

The Agreement may be terminated under certain circumstances, including, among others if the Acquisition does not close by March 31, 2022. Additionally, either party may terminate the Agreement upon a breach by the other party of any representation, warranty, covenant or agreement made by such breaching party in the Agreement, such that the conditions related to the representations, warranties, covenants and agreements made by such breaching party would not be satisfied and such breach or condition is not curable or, if curable, is not cured 30 days after written notice of such breach.

On February 15, 2022, the Company, as borrower, entered into a financing arrangement (the “Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 15, 2022, and each month thereafter with the final payment due on February 15, 2023. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Mast Hill in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 925,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 40% warrant coverage on the principal amount of the Loan. The closing price of the Company common stock on February 15, 2022 was $0.17 per share. The Company has granted the Mast Hill customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Mast Hill, other than in respect of the Loan and a similar loan between the Company and Lender entered into on November 2, 2021.

J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $14,650 (4.39% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 121,407 shares of Company common stock at a fixed price of $0.192 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

