Form 10-Q
period 2022-03-31
INFINITE GROUP INC
filed 2022-05-16
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________________________________________

FORM 10-Q

 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 33,561,127 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 6, 2022.

Infinite Group, Inc.

 Quarterly Report on Form 10-Q

 For the Period Ended March 31, 2022

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

 FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

 BALANCE SHEETS

	March 31,	December 31,
	2022
	(Unaudited)	2021
ASSETS
Current assets:
Cash	$104,845	$99,432
Accounts receivable, net of allowances of $9,710 as of March 31, 2022 and
December 31, 2021, respectively	666,354	727,297
Prepaid expenses and other current assets	240,043	218,821
Total current assets	1,011,242	1,045,550
Right of Use Asset Operating Lease, net	20,903	41,490
Property and equipment, net	35,616	41,138
Software, net	416,227	417,650
Deposits	6,937	6,937
Total assets	$1,490,925	$1,552,765

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$860,692	$536,863
Accrued payroll	484,409	425,839
Accrued interest payable	633,377	594,241
Accrued retirement	278,176	275,422
Deferred revenue	493,176	497,734
Accrued expenses other and other current liabilities	212,151	167,310
Current maturities of long-term obligations	765,000	765,000
Operating lease liability - Short-term	21,332	42,347
Current maturities of long-term obligations - related parties	290,000	190,000
Notes payable, net	594,552	383,824
Notes payable - related parties	229,000	229,000
Total current liabilities	4,861,865	4,107,580

Long-term obligations:
Notes payable:
Other	458,442	458,309
Related parties	987,484	1,084,765

Total liabilities	6,307,791	5,650,654

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 32,700,883 shares issued and outstanding	32,700	32,700
Additional paid-in capital	31,486,029	31,336,772
Accumulated deficit	(36,335,595)	(35,467,361)
Total stockholders' deficiency	(4,816,866)	(4,097,889)
Total liabilities and stockholders' deficiency	$1,490,925	$1,552,765

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$1,667,070	$1,824,342
Cost of revenue	1,121,240	1,072,916
Gross profit	545,830	751,426

Costs and expenses:
General and administrative	612,818	464,392
Selling	638,790	387,725
Total costs and expenses	1,251,608	852,117

Operating loss	(705,778)	(100,691)

Interest expense
Interest expense:
Related parties	(23,414)	(14,513)
Other	(139,042)	(37,023)
Total interest expense	(162,456)	(51,536)

Net loss	$(868,234)	$(152,227)

Net loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding – basic	32,700,883	29,061,883

Weighted average shares outstanding – diluted	32,700,883	29,061,883

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Three Months Ended March 31, 2022 and 2021

Three Months Ended March 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	32,700,883	$32,700	$31,336,772	$(35,467,361)	$(4,097,889)

Stock based compensation	0	0	923	0	923
Warrants issued	0	0	148,334	0	148,334
Net loss	0	0	0	(868,234)	(868,234)

Balance - March 31, 2022	32,700,883	$32,700	$31,486,029	$(36,335,595)	$(4,816,866)

Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	29,061,883	$29,061	$30,791,965	$(34,050,775)	$(3,229,749)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(868,234)	$(152,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	923	28,248
Depreciation and amortization	58,495	41,127
Amortization of debt discount	93,478	0
(Increase) decrease in assets:
Accounts receivable	60,943	158,829
Prepaid expenses and other assets	(21,222)	(10,849)
Increase (decrease) in liabilities:
Accounts payable	323,829	(45,491)
Deferred revenue	(4,558)	(47,428)
Accrued expenses	145,400	96,699
Accrued retirement	2,754	2,647
Net cash provided (used) by operating activities	(208,192)	71,555

Cash flows from investing activities:
Purchase of property and equipment	0	(3,354)
Capitalization of software development costs	(51,979)	(58,042)

Net cash used by investing activities	(51,979)	(61,396)

Cash flows from financing activities:
Proceeds from notes payable	315,350	0
Repayments of note payable-short-term	(49,766)	0

Net cash provided by financing activities	265,584	0

Net increase in cash	5,413	10,159

Cash - beginning of period	99,432	32,313

Cash - end of period	$104,845	$42,472

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$25,711	$16,754

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$148,334	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2021 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three ended March 31, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $868,234 and $152,227 for the three months ended March 31, 2022 and 2021, respectively, and stockholders’ deficiencies of $4,816,866 and $4,097,889 at March 31, 2022 and December 31, 2021, respectively. The Company has a working capital deficit of approximately $3.85 million at March 31, 2022. Previously, this has raised substantial doubt about the entity’s ability to continue as a going concern within one year. The Company has plans to issue stock, restructure certain debt and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations and alleviate the substantial doubt.

The Company’s mission is to drive shareholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

The Company’s goal is to increase sales and generate cash flow from operations on a consistent basis. The Company’s business plans require improving the results of its operations in future periods. The Company has renegotiated the terms of certain obligations, using operational cash flow to pay down balances and extending terms, and provided financing with the issuance of new loans.

During February 2022, the Company entered into a financing arrangement with Mast Hill Fund, L.P. for $370,000. Under the terms of the Loan, amortization payments are due beginning June 15, 2022, and each month thereafter with the final payment due on February 15, 2023.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and redeemable warrants, which is expected to be used for the acquisition discussed in Note 13 and working capital needs. The Company anticipates this offering to be completed during the second quarter of 2022. The completion of this offering is not a certainty. Should the offering not proceed or be delayed, or should it occur in a reduced format, the Company will scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace.

Subsequent to the quarter ended March 31, 2022, the Company entered into a financing arrangement with Talos Victory Fund, LLC. for $296,000. Under the terms of the Loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023.

The Company believes the capital resources to be generated by the planned public offering noted above, the planned improvement to the Company’s results of future operations as well as cash available under its factoring line of credit and from additional related parties and third-party loans, if needed, provide sources to fund its ongoing operations and to support the internal growth of the Company.

In the event that the planned public offering is delayed, reduced in size, or does not occur, the Company’s plans may include the following:

•	Negotiate, extend, convert debt to equity and/or restructure debt.
•	Immediately execute a significant downsized operating plan with the goal of providing free cash flow.
•	Create and execute an alternative equity transaction.
•	Pay down debt or offset debt with receivables and deposits
•	Reduce the planned expenses associated with the aggressive growth plan initiated in anticipation of the planned public offering.
•	Discontinue new software development activities and all related expenses except those necessary to complete sales and make most development costs variable by using contractors.

The Company also plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow. These plans, in management’s opinion, will allow the Company to meet its obligations for a reasonable period of time from the date the financial statements are available to be issued.

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2021 presents a summary of significant accounting policies as included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects and software and Other IT consulting services. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2022 or 2021 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended
	March 31,
	2022	2021
Managed support services	$1,089,008	$1,070,899
Cybersecurity projects and software	578,062	702,443
Other IT consulting services	0	51,000

Total sales	$1,667,070	$1,824,342

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

•

Nodeware® and Webroot™ software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements. Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenue related to the term associated with our software licenses is recognized ratably over the contractual period.

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

During the three months ended March 31, 2022, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.3% of total sales (58.7% in 2021) and 22.6% of accounts receivable at March 31, 2022 (15.6% at December 31, 2021).

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 7.1% at March 31, 2022) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2022, the Company sold approximately $974,000 ($667,000 – March 31, 2021) of its accounts receivable to the Purchaser. As of March 31, 2022, approximately $421,000 ($148,000 - December 31, 2021) of these receivables remained outstanding. Additionally, as of March 31, 2022, the Company had $9,000 available under the financing line with the Purchaser ($66,000 at December 31, 2021). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $38,000 at March 31, 2022 ($15,000 at December 31, 2021), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $10,111 for the three months ended March 31, 2022 ($5,693 – March 31, 2021). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of March 31, 2022, there was $730,952 of costs capitalized ($678,973 as of December 31, 2021) and $314,725 of accumulated amortization ($261,323 as of December 31, 2021). During the three months ended March 31, 2022, there was $53,402 of amortization expense recorded ($34,950 in 2021). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three months ended March 31, 2022, there was approximately $7,800 of labor amounts expensed related to these development costs ($40,800 in 2021).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended March 31, 2022 and 2021, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $178,600 and $153,500, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of March 31, 2022, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $708,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

During the three months ended March 31, 2022, the Company entered into a financing arrangement (the “Second Mast Hill Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Second Mast Hill Loan, amortization payments are due beginning June 15, 2022, and each month thereafter with the final payment due on February 15, 2023. As additional consideration for the Second Mast Hill Loan), the Company issued the “Lender” a 5-year warrant to purchase 925,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $131,600 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note.

On March 31, 2022, the Company and Donald W. Reeve, a director of the company, entered into two note modification agreements with respect to the Promissory Note originally dated December 30, 2020 and the Promissory Note originally dated May 25, 2021 (“2021 Note”). The Modification agreements each extended the due dates from March 31, 2022 to June 1, 2022.

Note 8. Earnings per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(868,234)	$(152,227)
Basic and diluted net loss per share	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic and diluted shares	32,700,883	29,061,883

Anti-dilutive shares excluded from net loss per share calculation	23,666,163	22,703,772

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 9. Stock Option Plans and Agreements

At the annual meeting of stockholders of the Company held on January 26, 2022; the Company’s stockholders voted to approve the Company’s 2021 Equity Incentive Plan (“2021 Plan”). The maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan will be (a) 4,500,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.

The Company has approved stock options plans and agreements covering up to an aggregate of 16,294,500 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 10,000 options were granted for the three months ended March 31, 2022. 385,000 options were granted for the three months ended March 31, 2021. The following assumptions were used for the three months ended March 31, 2022.

Risk-free interest rate	1.26%
Expected dividend yield	0%
Expected stock price volatility	130%
Expected life of options (years)	2.75

The Company recorded expense for options issued to employees and independent service providers of $923 and $28,248 for the three months ended March 31, 2022 and 2021, respectively.

35,000 options vested during the three months ended March 31, 2022.

The Company issued 750,000 performance-based stock options during 2021 at $0.245 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 250,000 shares each. The unrecognized compensation expense for these options is approximately $135,800 at March 31, 2022.

A summary of all stock option activity for the three months ended March 31, 2022 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2021	10,755,000	$0.08
Granted	10,000	0.13
Expired	(60,000)	0.12
Outstanding at March 31, 2022	10,705,000	$0.08	3.1 years	$973,100

At March 31, 2022- vested or expected to vest	9,955,000	$0.07	3.0 years	$973,100
Exercisable	9,955,000	$0.07	3.0 years	$973,100

Note 10. Lease

Beginning on August 1, 2016, the Company leases its headquarters facility under an operating lease agreement that expires on June 30, 2022. Rent expense is $80,000 annually during the first year of the lease term and increases by 1.5% annually thereafter.

Supplemental balance sheet information related to the lease on March 31, 2022 and December 31, 2021 is as follows:

		March 31,	December 31,
Description	Classification	2022	2021
Right of Use Asset – Lease, net	Other assets (non-current)	$20,903	$41,490

Operating Lease liability – Short-term	Accrued liabilities	21,332	42,347
Operating Lease liability – Long-term	Other long-term liabilities	0	0
Total operating lease liability		$21,332	$42,347

Discount rate – operating lease	6.0%

A new lease agreement at the existing headquarters location will commence on June 1, 2022. The term of the agreement is for a period of 84 months. The first year’s rent will be $118,487 and will increase by 2% annually thereafter.

Note 11. Related Party Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of approximately $127,000, at March 31, 2022 ($107,000 at December 31, 2021). An additional $119,184 of accrued interest to related parties is due to be paid after March 31,2023

Note 12. Stock Purchase Agreement

On January 31, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”), by and among the Company; the David A. Nelson, Jr. Living Trust (“Seller”); David A. Nelson, Jr. (the “Beneficiary” and, together with Seller, the “Seller Parties”); and Pratum, Inc., an Iowa corporation (the “Pratum”) and security services firm that helps clients solve challenges and find the right balance between information security, IT support, and compliance. Pratum is based in Ankeny, Iowa.

Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding equity securities of Pratum from the Seller Parties (the “Acquisition”) for an aggregate purchase price of $8,500,000 (the “Acquisition Consideration”), subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 of the Acquisition Consideration will be paid to the Seller Parties at closing and $500,000 of the Acquisition Consideration will be deposited at closing with an escrow agent to be held in escrow for a period of six months. The escrow amount may be used to account for indemnification claims and any post-closing adjustment of the Acquisition Consideration.

The Agreement contains customary representations, warranties and covenants by each of the parties, and contains indemnification provisions under which the parties have agreed, subject to certain limitations, to indemnify each other against losses resulting from certain liabilities.

The closing of the Acquisition is subject to customary conditions, including, among others, (i) receipt of any necessary regulatory approvals and licenses, (ii) the absence of any litigation or governmental order that restrains, prevents or materially alters the transactions contemplated by the Agreement, (iii) the accuracy of the parties’ representations and warranties contained in the Agreement remaining true as of closing (subject to certain qualifications), (iv) Pratum’s and the Seller Parties’ material compliance with the covenants and agreements in the Agreement, and (v) the Buyer obtaining sufficient debt or equity financing to fund the Acquisition Consideration. The Company expects the transaction to close in the second quarter of 2022.

The Agreement also contains customary pre-closing covenants, including the obligation of Pratum and the Seller Parties to cause Pratum to conduct its business in all material respects in the ordinary course and to refrain from taking certain specified actions without the written consent of the Company.

The Agreement may be terminated under certain circumstances, including, among others if the Acquisition does not close by May 15, 2022. Additionally, either party may terminate the Agreement upon a breach by the other party of any representation, warranty, covenant or agreement made by such breaching party in the Agreement, such that the conditions related to the representations, warranties, covenants and agreements made by such breaching party would not be satisfied and such breach or condition is not curable or, if curable, is not cured 30 days after written notice of such breach.

Note 13. Subsequent Events

On April 12, 2022, Infinite Group, Inc. (the “Company”), as borrower, entered into a financing arrangement (the “Talos Loan”) with Talos Victory Fund, LLC (the “Talos”), a Delaware limited partnership. In exchange for a promissory note, Talos agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum, less $29,600 original issue discount. Under the terms of the Talos Loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default under the Talos Loan or if the Company elects to pre-pay the Talos Loan, the Talos has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Talos in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Talos Loan is subject to customary events of default, including cross-defaults on the Talos Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Talos Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Talos a 5-year warrant to purchase 740,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 40% warrant coverage on the principal amount of the Talos Loan. The Company has granted the Talos customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Talos.

J.H. Darbie & Co., Inc. (“Finder”), a registered broker-dealer, acted as a finder in connection with the Talos Loan, and was paid a cash fee of $11,320 (4.25% of the gross proceeds of the Talos Loan) and issued a 5-year warrant to purchase 97,125 shares of Company common stock at a fixed price of $0.192 per share (120% of the exercise price of the warrant issued in connection with the Talos Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Talos Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

The Company entered into a new lease agreement at the existing headquarters location which will commence on June 1, 2022. The term of the agreement is for a period of 84 months. The first year’s rent will be $118,487 and will increase by 2% annually thereafter.

On April 29, 2022, Mast Hill Fund, LP elected to exercise in full its warrant to purchase 1,400,000 shares of common stock on a cashless basis per the terms of the warrant agreement dated November 3, 2021. As a result of the cashless exercise, an aggregate of 860,241 shares were issued to Mast Hill Fund, LP.

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

Overview

Impact of COVID-19

During the first three months of 2022, our managed support services, cybersecurity projects and software license revenues were negatively impacted by the impact of the COVID-19 pandemic due primarily to our customers’ operational priorities. We are also continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased during the first three months of 2022. We expect these expenses to continue to grow, but we expect these expenses will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

As part of these software and service offerings we:

•

Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America;

14

•

Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level, and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents; and

•

Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment.

Business Strategy

We have a threefold business strategy composed of:

•

providing differentiated cybersecurity software and services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters by combining customized software and professional services;

•	designing, developing, and marketing cybersecurity SaaS solutions, including our Nodeware solution; and

•	identifying other cybersecurity companies to acquire as part of a roll-up strategy.

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

Nodeware provides an economical solution for small and medium-sized enterprises as compared to costly solutions focused on enterprise sized customers, and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. Nodeware creates an opportunity for our channel partners to sell and use a product that provides greater visibility into the network security of an end customer. Since 2018, we have continued to expand our portfolio of channel partners, which now includes Telarus, TD SYNNEX, Staples, and a growing list of MSPs, MSSPs, agents and distributors and government contractors.’

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

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development. CyberLabs’s overarching mission is to drive sales of our Nodeware solution, which we believe will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements in Nodeware and new cloud and SaaS cybersecurity related products that will be brought to market through our growing direct customer and channel partner relationships. We believe a continued focus on intellectual property development creates differentiation in the market for cybersecurity.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table compares our statements of operations data for the three months ended March 31, 2022 and 2021. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,

					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$1,667,070	100.0%	$1,824,342	100.0%	$(157,272)	(8.6)%
Cost of sales	1,121,240	67.3	1,072,916	58.8	48,324	4.5
Gross profit	545,830	32.7	751,426	41.2	(205,596)	(27.4)
General and administrative	612,818	36.8	464,392	25.5	148,426	32.0
Selling	638,790	38.3	387,725	21.3	251,065	64.8
Total cost and expenses	1,251,608	75.1	852,117	46.7	399,491	46.9

Operating loss	(705,778)	(42.3)	(100,691)	(5.5)	(605,087)	(600.9)
Interest expense (net)	(162,456)	(9.7)	(51,536)	(2.8)	(110,920)	(215.2)
Net loss	$(868,234)	(52.1)%	$(152,227)	(8.3)%	$(716,007)	470.4%

Net loss per share - basic and diluted	$(0.03)		$(0.01)		$(0.02)

Sales

Our managed support service sales increased by 1.7% from $1,070,899 during the three months ended March 31, 2021 to $1,089,008 during the corresponding period of 2022. Managed support service sales comprised approximately 65% of our sales in three months ended March 31, 2022 and approximately 59% for the same period in 2021. The increase in our managed support service sales during the three months ended March 31, 2022 was due to additional projects requested by Perspecta offset by the continued decline of virtualization subcontract projects assigned to us by VMWare due to projects coming to a conclusion in 2021. The decline in virtualization subcontract projects has been a trend occurring since 2015 that we expect to continue for the duration of 2022.

Our cybersecurity projects and software sales, primarily to SMEs, decreased by 17.7% to $578,062 during the three months ended March 31, 2022 from $702,443 during the corresponding period of 2021. The decrease in cybersecurity projects and software sales during the three ended March 31, 2022 was primarily attributable to the timing of the completion of projects for revenue recognition as well as the loss of CISO TaaS customer. We expect the revenue to grow due to increased projects in the sales pipeline and completion of projects in the coming months as well as onboarding new CISO TaaS customers in the sales pipeline.

Other IT consulting services sales declined during the three months ended March 31, 2022, decreasing by $51,000. The decline in other IT consulting services sales was due to the termination of a consulting contract, which occurred during the second quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales increased by 4.5% to $1,121,240 during the three months ended March 31, 2022 from $1,072,916 during the corresponding period of 2021. The increase in cost of sales during the three months ended March 31, 2022 from 2021 was due to an increase in payroll of salaried employees to support our cybersecurity projects and software team, partially offset by a reduction in headcount of hourly employees in supporting our managed support services.

Our gross profit decreased by $205,596 from the three months ended March 31, 2021 to 2022. The decrease was primarily due to the decrease in sales previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $612,818 for the three months ended March 31, 2022 increased 32% from $464,392 for the same quarter of 2021. These were primarily due to the increases to professional fees for legal, accounting and consulting services of approximately $145,000 related to our public securities offering and Pratum acquisition, for the comparative three month periods.

Selling Expenses

Selling expenses of $638,790 for the three months ended March 31, 2022 increased 64.8% from $387,725 for the same quarter of 2021. The increase in selling expenses is due to the hiring of additional salespeople during 2021 to sell our cybersecurity services and software, and investments in consultants and partners to identify and sell more of our services and software. The increase in selling expenses from the hiring of new personnel was approximately $155,000 higher as compared to 2021, increased marketing expenses, primarily for Nodeware, of approximately $73,000, and spending on consulting partners, which was approximately $36,000 higher.

Operating Income (Loss)

For the three months ended March 31, 2022 and March 31, 2021, operating loss was $705,778 and $100,691, respectively, for an increase in the loss by $605,087. The increase in our operating loss from the previous year is principally attributable to the growth of our sales team and the associated costs, investment is the growth of our business as well as professional fees incurred for the three months ended March 31, 2022 as compared to 2021.

Interest Expense

Net interest expense of $162,456 for the three months ended March 31, 2022 increased 215% from an expense of $51,536 for the same quarter of 2021. The increase in interest expense is primarily attributable to the bridge loans from the fourth quarter of 2021 and first quarter of 2022.

Net Loss

For the three months ended March 31, 2022 and March 31, 2021, net loss was $868,234 and $152,227, respectively, an increase in the loss by $716,007. The increase is attributable primarily to the selling, general and administrative, and interest items discussed above for the three months ended March 31, 2022 as compared to 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash of $104,845 available for working capital needs and planned capital asset expenditures. At March 31, 2022, we had a working capital deficit of approximately $3,751,000 and a current ratio of 0.21.

During 2022, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2022, based on eligible accounts receivable, we had $9,000 available under this arrangement. We expect sales during 2022 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At March 31, 2022, we had current notes payable of $229,000 to related parties. $100,000 of this debt is due on June 1, 2022. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At March 31, 2022, we have current notes payable of approximately $595,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable are two Bridge Loans with Mast Hill Fund, L.P, which each bear interest at a rate of 8%. We plan to use the proceeds from the Bridge Loans to substantially enhance our marketing of CyberLab’s Nodeware solution, in order to significantly increase its growth. A total of approximately $475,000 was recorded as deferred note costs associated with these transactions. At March 31, 2022, the unamortized balance of the deferred note costs was approximately $336,000. See Note 6 of the 2021 Audited Financial Statements for more information regarding the first Bridge Loan. See our Form 8-K from February 15, 2022 for more information regarding the second Bridge Loan. The gross notes payable amount at March 31, 2022 is approximately $768,000.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31,2022, we had approximately $15,000 of availability under the LOC Agreements.

During the 2021, we issued demand notes to two board members for $55,000 in total. The demand notes bear a 6% interest rate. These are outstanding as of March 31, 2022.

We have $765,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $214,200), and approximately $500,000 due on December 31, 2021 which have not been renewed or amended.

At March 31, 2022, we have $290,000 of current maturities of long-term obligations to related parties. $100,000 is due on June 1, 2022.   $90,000 is due on July 1, 2022. $100,000 is due on January 1, 2023.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at March 31, 2022.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and redeemable warrants, which is expected to be used for the acquisition discussed in Note 13 and working capital needs. The Company anticipates this offering to close during the second quarter of 2022. The completion of this offering is not a certainty. Should the offering not proceed or be delayed, or should it occur in a reduced format, the Company will scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace.

The following table sets forth our cash flow information for the periods presented:
	Three Months Ended March 31,
	2022	2021
Net cash provided (used) by operating activities	$(208,192)	$71,555
Net cash used by investing activities	(51,979)	(61,396)
Net cash provided by financing activities	265,584	0
Net increase in cash	$5,413	$10,159

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $868,234 for the three months ended March 31, 2022 was offset in part by non-cash expenses and credits of $152,896. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $39,721, an increase in accrued payroll, deferred revenue and other expenses payable of $143,596 and an increase in accounts payable of $323,829 resulting in cash used by operating activities of $208,192.

We are increasing our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our new sales and marketing personnel for a few months. As a result, we may continue to experience small operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows, the equity raise and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

In the quarters ended March 31, 2022 and 2021, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The slight decrease from 2021 was primarily due to less development activities in 2022 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2022, we received $315,350 from a bridge loan from the Mast Hill Fund L.P. We also paid principal of $49,766 of principal on the Mast Hill Fund L.P. bridge loan established in November 2021.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2022, we had financing availability, based on eligible accounts receivable, of approximately $9,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of March 31, 2022.

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

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: issuance of equity: cash from collections of accounts receivable; potential bridge loans, additional borrowing from related and third parties; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the Company’s Current Report on Form 8-K filed on February 18, 2022, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $112,000 at March 31, 2022.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $227,400 at March 31, 2022.

The Company is in default on long-term notes to third parties of $500,000 due on December 31, 2021. The accrued interest on these notes is approximately $67,400 at March 31, 2022.

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

Infinite Group, Inc.
(Registrant)

Date: May 16, 2022	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Richard Glickman
Richard Glickman VP Finance and Chief Accounting Officer

INDEX TO EXHIBITS
Exhibit
No.	Description

10.1

Stock Purchase Agreement, dated as of January 31, 2022, between Infinite Group, Inc., David A. Nelson, Jr. Living Trust, David A. Nelson, Jr., and Pratum, Inc. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2022)

10.2

Stock Purchase Agreement, dated February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022)

10.3

Promissory Note, issued February 11, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2022)

10.4

Warrant, issued February 11, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2022)

10.5

Warrant, issued February 11, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc. (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2022)

10.6

Amendment No. 1, dated February 18, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2022)

10.7

First Amendment to Stock Purchase Agreement, dated March 28, 2022, by and between Infinite Group, Inc. David A. Nelson, Jr. Living Trust, David A. Nelson, Jr., and Pratum, Inc. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022)

10.8

Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated March 31, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022)

10.9

Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated March 31, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2022)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

31.2*	VP Finance Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

32.1**	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2**	VP Finance Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith.

** Furnished.

