Form 10-Q
period 2022-06-30
INFINITE GROUP INC
filed 2022-08-15
CIK 884650

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 33,961,124 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 5, 2022.

Infinite Group, Inc.

 Quarterly Report on Form 10-Q

 For the Period Ended June 30, 2022

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “targets,” “potential,” “is likely,” “will,” “expect,” “seek” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Current assets:
Cash	$1,594	$99,432
Accounts receivable, net of allowances of $9,710 as of June 30, 2022 and
December 31, 2021, respectively	650,403	727,297
Prepaid expenses and other current assets	198,220	218,821
Total current assets	850,217	1,045,550

Right of Use Asset Operating Lease, net	684,552	41,490
Property and equipment, net	30,982	41,138
Software, net	421,224	417,650
Deposits	10,144	6,937
Total assets	$1,997,119	$1,552,765

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,086,528	$536,863
Accrued payroll	341,691	425,839
Accrued interest payable	670,117	594,241
Accrued retirement	280,958	275,422
Deferred revenue	475,400	497,734
Accrued expenses other and other current liabilities	154,729	167,310
Operating lease liability - Short-term	73,030	42,347
Current maturities of long-term obligations	765,000	765,000
Current maturities of long-term obligations - related parties	295,000	190,000
Notes payable, net	943,521	383,824
Notes payable - related parties	229,000	229,000
Total current liabilities	5,314,974	4,107,580

Long-term obligations:
Notes payable:
Other	458,576	458,309
Related parties	998,975	1,084,765
Operating lease liability - Long-term	612,136	0
Total liabilities	7,384,661	5,650,654

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 33,561,124 and 32,700,883 as of June 30, 2022 and December 31, 2021, respectively. shares issued and outstanding	33,560	32,700
Additional paid-in capital	31,747,693	31,336,772
Accumulated deficit	(37,168,795)	(35,467,361)
Total stockholders' deficiency	(5,387,542)	(4,097,889)
Total liabilities and stockholders' deficiency	$1,997,119	$1,552,765

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$1,696,492	$1,797,504	$3,363,562	$3,621,846
Cost of revenue	1,059,639	1,109,223	2,180,879	2,182,138
Gross profit	636,853	688,281	1,182,683	1,439,708

Costs and expenses:
General and administrative	613,317	541,711	1,217,300	1,006,103
Selling	612,957	507,042	1,260,582	894,767
Total costs and expenses	1,226,274	1,048,753	2,477,882	1,900,870

Operating income (loss)	(589,421)	(360,472)	(1,295,199)	(461,162)

Interest Income and Expense
Interest income	10	1	18	3
Interest expense:
Related parties	(22,728)	(16,541)	(46,142)	(31,054)
Other	(221,061)	(39,491)	(360,111)	(76,517)
Total interest expense	(243,789)	(56,032)	(406,253)	(107,571)
Total other income (expense)	(243,779)	(56,031)	(406,235)	(107,568)

Net loss	$(833,200)	$(416,503)	$(1,701,434)	$(568,730)

Net loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding – basic	33,296,434	29,238,323	33,000,304	29,150,590

Weighted average shares outstanding – diluted	33,296,434	29,238,323	33,000,304	29,150,590

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Three and Six Months Ended June 30, 2022 and 2021

Three and Six Months Ended June 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	32,700,883	$32,700	$31,336,772	$(35,467,361)	$(4,097,889)

Stock based compensation	0	0	923	0	923
Warrants issued	0	0	148,334	0	148,334
Net loss	0	0	0	(868,234)	(868,234)

Balance - March 31, 2022	32,700,883	32,700	31,486,029	(36,335,595)	(4,816,866)

Exercise of warrants	860,241	860	(860)	0	0
Stock based compensation	0	0	51,708	0	51,708
Warrants issued	0	0	210,816	0	210,816
Net loss	0	0	0	(833,200)	(833,200)

Balance - June 30, 2022	33,561,124	$33,560	$31,747,693	$(37,168,795)	$(5,387,542)

Three and Six Months Ended June 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	29,061,883	$29,061	$30,763,717	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	29,061,883	29,061	30,791,965	(34,050,775)	(3,229,749)

Issuance of common stock	250,000	250	57,875	0	58,125
Exercise of stock options	284,000	284	14,646	0	14,930
Stock based compensation	0	0	81,920	0	81,920
Net loss	0	0	0	(416,503)	(416,503)

Balance - June 30, 2021	29,595,883	$29,595	$30,946,406	$(34,467,278)	$(3,491,277)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,701,434)	$(568,730)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock based compensation	52,631	110,168
Depreciation and amortization	117,686	87,551
Amortization of debt discount	255,042	0
(Increase) decrease in assets:
Accounts receivable	76,894	157,170
Prepaid expenses and other assets	17,394	(26,730)
Increase (decrease) in liabilities:
Accounts payable	549,665	14,978
Deferred revenue	(22,334)	109,424
Accrued expenses	12,014	98,469
Accrued retirement	5,536	5,320
Net cash used by operating activities	(636,906)	(12,380)

Cash flows from investing activities:
Purchase of property and equipment	(969)	(8,722)
Capitalization of software development costs	(110,378)	(121,175)

Net cash used by investing activities	(111,347)	(129,897)

Cash flows from financing activities:
Gross proceeds from notes payable	918,900	0
Less debt issuance costs	(53,445)	0
Proceeds from notes payable - related parties	0	299,000
Repayment of notes payable - short-term	(215,040)	0
Proceeds from the exercise of common stock options	0	14,930
Repayment of long-term obligations	0	(200,000)

Net cash provided by financing activities	650,415	113,930

Net decrease in cash	(97,838)	(28,347)

Cash - beginning of period	99,432	32,313

Cash - end of period	$1,594	$3,966

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$54,826	$39,369
Right of use assets obtained in exchange for new operating lease liabilities	$691,009	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2021 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $1,701,434 and $568,730 for the six months ended June 30, 2022 and 2021, respectively, and stockholders’ deficiencies of $5,387,542 and $4,097,889 at June 30, 2022 and December 31, 2021, respectively. The Company had a working capital deficit of approximately $4.4 million at June 30, 2022. These factors raise substantial doubt about the entity’s ability to continue as a going concern within one year. The Company has plans to issue stock via an equity raise of $15 million in the third quarter of 2022, restructure certain debt and anticipates significant growth of business. These plans, in management’s opinion, will allow the Company to meet its obligations and alleviate the substantial doubt.

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

During April 2022, the Company entered into a financing arrangement with Talos Victory Fund, LLC, for $296,000. Under the terms of the loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023.

During May 2022, the Company entered into a financing arrangement with Mast Hill Fund, L.P. for $355,000. Under the terms of the loan, amortization payments are due beginning September 27, 2022, and each month thereafter with the final payment due on May 26, 2023.

As previously reported, on January 31, 2022, the Company, entered into a Stock Purchase Agreement (the “Pratum Agreement”), by and among the Company, the David A. Nelson, Jr. Living Trust (“Seller”), David A. Nelson, Jr. (the “Beneficiary” and, together with Seller, the “Seller Parties”); and Pratum, Inc., an Iowa corporation (“Pratum”), whereby the Company agreed to acquire all of the issued and outstanding equity securities of the Company from the Seller Parties (the “Pratum Acquisition”). Pursuant to the terms of the Pratum Agreement, the Agreement could be terminated under certain circumstances, including, among other things, if the Pratum Acquisition does not close by March 31, 2022 (the “Outside Date”). On March 28, 2022, the Company, the Seller Parties, and Pratum entered into an agreement whereby the parties agreed to extend the Outside Date, as set forth in Section 2.1 of the Pratum Agreement, to May 15, 2022. On June 15, 2022, the Company, received notice of termination of the Pratum Agreement from the Seller Parties and Pratum pursuant to Section 8.1(a)(ii) of the Pratum Agreement on the basis that the Acquisition had not closed by the outside date of May 15, 2022, as amended.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and redeemable warrants, which was expected to be used for the Pratum Acquisition and working capital needs. Following the termination of the Pratum Agreement the Company has been reevaluating its capital needs and structure of the offering. The completion of this offering is not a certainty. Should the offering not proceed or be further delayed, or should it occur in a reduced format, the Company anticipates that it will scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace.

The Company believes the capital resources generated by anticipated improving operational results due to reduction of expenses, increased bookings and deposits in our Services business, and an influx of new Nodeware orders under contract at June 30, 2022 as well as cash available under its factoring line of credit and from additional related parties and third-party loans, if needed, provide sources to fund its ongoing operations and to support the internal growth of the Company. The Company may need to extend existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, software and Other IT consulting services. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2022 or 2021 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Managed support services	$1,115,607	$1,057,431	$2,204,614	$2,128,331
Cybersecurity projects and software	580,885	689,073	1,158,948	1,391,515
Other IT consulting services	0	51,000	0	102,000
Total sales	$1,696,492	$1,797,504	$3,363,562	$3,621,846

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

During the three and six months ended June 30, 2022, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.8% and 65.5%, respectively, of total sales (58.8% and 58.1%, respectively for the three and six months ended June 30,  2021) and 20.7% of accounts receivable at June 30, 2022 (15.6% at December 31, 2021).

Capitalization of Software for Resale -The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 8.35% at June 30, 2022) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2022, the Company sold approximately $1,062,000 ($1,778,000 – for the six months ended June 30, 2021) of its accounts receivable to the Purchaser. As of June 30, 2022, approximately $303,000 ($148,000 - December 31, 2021) of these receivables remained outstanding. Additionally, as of June 30, 2022, the Company had $1,000 available under the financing line with the Purchaser ($66,000 at December 31, 2021). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to $38,000 at June 30, 2022 ($15,000 at December 31, 2021), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $22,306 for the six months ended June 30, 2022 ($13,967 – for the six months ended June 30, 2021). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of June 30, 2022, there were $789,350 of costs capitalized ($678,973 as of December 31, 2021) and $368,126 of accumulated amortization ($261,323 as of December 31, 2021). During the three and six months ended June 30, 2022, there was $53,402 and $106,803 respectively, of amortization expense recorded ($39,844 and 74,794 respectively, for the three and six months ended June 30, 2021). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and six months ended June 30, 2022, there was approximately $7,800 and $16,100, respectively, of labor amounts expensed related to these development costs ($46,900 and $87,700, respectively, for the three and six months ended June 30, 2021).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended June 30, 2022 and 2021, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $136,100 and $132,800, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was approximately $278,300 and $210,300, respectively

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2022, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $704,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

During the six months ended June 30, 2022, the Company entered into a financing arrangement (the “Second Mast Hill Loan”) with Mast Hill Fund, L.P. (“Mast Hill”), a Delaware limited partnership. In exchange for a promissory note, Mast Hill agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Second Mast Hill Loan, payments of $44,400, including principal and interest, are due beginning June 15, 2022, and each month thereafter with the final payment due on February 15, 2023.  As additional consideration for the Second Mast Hill Loan), the Company issued the “Lender” a 5-year warrant to purchase 925,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $131,600 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note. Debt issuance costs of $54,650 were incurred and are being amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note.  At June 30, 2022, the Company deferred the June 15, 2022 payment per the terms of the Second Mast Hill Loan.

On April 12, 2022, the Company entered into a financing arrangement (the “Talos Loan”) with Talos Victory Fund, LLC (“Talos”), a Delaware limited liability company. In exchange for a promissory note, Talos agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum, less $29,600 original issue discount. Under the terms of the Talos Loan,  payments of $35,520, including principal and interest, are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. As additional consideration for the Second Mast Hill Loan), the Company issued the “Lender” a 5-year warrant to purchase 740,000 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of $74,000 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note. Debt issuance costs of $45,920 were incurred and are being amortized over a twelve-month period ending April 2023.

On May 27, 2022, the Company entered into a financing arrangement (the “Third Mast Hill Loan”) with Mast Hill. In exchange for a promissory note, Mast Hill agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum, less $35,500 original issue discount. Under the terms of the Third Mast Hill Loan, payments of $42,600, including principal and interest, are due beginning September 27, 2022, and each month thereafter with the final payment due on May 26, 2023. As additional consideration for the Second Mast Hill Loan), the Company issued the “Lender” a 5-year warrant to purchase 887,500 shares of Company common stock at a fixed price of $0.16 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $113,400 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note. Debt issuance costs of $54,975 were incurred and are being amortized over a twelve-month period ending May 2023.

On June 30, 2022, the Company and Donald W. Reeve, a director of the Company, entered into two note modification agreements with respect to the Promissory Note originally dated December 30, 2020 and the Promissory Note originally dated May 25, 2021. There were two payments of principal of $100,000 each due June 1, 2022.  The Modification agreements each extended the previously amended due dates from June 1, 2022 to September 1, 2022.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(833,200)	$(416,503)	$(1,701,434)	$(568,730)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding
Basic and diluted shares	33,296,434	29,238,323	33,000,304	29,150,590

Anti-dilutive shares excluded from net loss per share calculation	23,951,234	23,148,234	23,951,234	23,148,234

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 9. Stock Option Plans and Agreements

The Company has approved stock option plans and agreements covering up to an aggregate of 16,304,500 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 95,000 options were granted for the six months ended June 30, 2022. 575,000 options were granted for the six months ended June 30, 2021. The following assumptions were used for the six months ended June 30, 2022.

Risk-free interest rate	1.26%-3.35%
Expected dividend yield	0%
Expected stock price volatility	110%-130%
Expected life of options (years)	2.75

The Company recorded expense for options issued to employees and independent service providers of $51,708 and $52,631 for the three and six months ended June 30, 2022, respectively ($81,920 and $110,168 for the three and six months ended June 30, 2021).

360,000 options vested during the six months ended June 30, 2022.

The Company issued 750,000 performance-based stock options during 2021 at $0.245 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 250,000 shares each. In the three months ended June 30, 2022, the Company amended the targets for these options and recognized one third of the compensation in the amount of $45,275. The remaining unrecognized compensation expense for these options was approximately $90,550 at June 30, 2022.

A summary of all stock option activity for the six months ended June 30, 2022 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2021	10,755,000	$.08
Granted	95,000	.13
Expired	(347,500)	.04
Outstanding at June 30, 2022	10,502,500	$.08	2.9 years	$870,900

At June 30, 2022- vested or
expected to vest	9,992,500	$.07	2.9 years	$870,900
Exercisable	9,992,500	$.07	2.9 years	$870,900

Note 10. Warrants

On April 29, 2022, Mast Hill Fund, LP elected to purchase 1,400,000 warrant shares in a cashless exercise per the terms of the warrant agreement dated November 3, 2021.  Based on the calculation per the agreement, 860,241 shares were issued to Mast Hill Fund, LP.

Note 11. Lease

Beginning on August 1, 2016, the Company leased its headquarters facility under an operating lease agreement that was scheduled to expire on June 30, 2022. Rent expense was $80,000 annually during the first year of the lease term and increased by 1.5% annually thereafter.  The lease was terminated one month early, and a new lease agreement, at the existing headquarters location, commenced on June 1, 2022.  The term of the new lease agreement is 84 months. The first year’s rent will be $118,487 and will increase by 2% annually thereafter.

Supplemental balance sheet information related to the leases on June 30, 2022 and December 31, 2021 is as follows:

Description	Classification	June 30, 2022	December 31, 2021

Right of Use Asset - Lease, net	Other assets (non-current)	$684,552	$41,490

Operating Lease Liability - Short Term	Accrued liabilities	73,030	42,347
Operating Lease Liability - Long Term	Other long-term liabilities	612,136	0

Total Operating Lease Liability		$685,166	$42,347

Discount Rate - Operating Lease		7.0%	6.0%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of approximately $134,000, at June 30, 2022 ($107,000 at December 31, 2021). An additional $136,675 of accrued interest to related parties is included with short and long-term debt and is due to be paid after June 30, 2022.

Note 13. Subsequent Events

On July 29, 2022, the “Company and Andrew Hoyen (“Lender”), a director and executive officer of the Company, entered into a note modification agreement (the “Modification Agreement”) with respect to the Line of Credit Note and Agreement in the original principal sum of up to $100,000,dated July 18, 2017, issued by the Company to the Lender (the “Hoyen Note”). The Note and the Modification Agreement was approved by the disinterested members of the Company’s Board of Directors. The Modification Agreement extends the due date of the Note to July 31, 2023, on which date the current outstanding principal balance of $90,000 and accrued and unpaid interest will be due. Pursuant to the Modification Agreement, the Company agreed to repay to Lender $16,000 of the accrued interest on the Hoyen Note and off-set such repayment against the exercise on July 29, 2022 by Lender of certain options to acquire 400,000 shares of the Company’s common stock. The remaining accrued and unpaid interest on the Hoyen Note was $10,930 as of July 29, 2022. Except as set forth in the Modification Agreement, the terms of the Hoyen Note remain the same

On August 10, 2022, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $139,400 plus a fixed fee of $11,152. The repayment amount of $150,522 will be repaid at a repayment rate of 25% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date is August 15, 2022, with a minimum payment amount of $16,728 over every 60-day period. The final repayment date is February 6, 2024, if total repayment amount is not paid as of that date.

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

During the first six months of 2022, our managed support services and software license revenues were minimally affected by the impact of the COVID-19 pandemic on our customers’ operational priorities.  However, the many governmental restrictions that were in place in 2020 and 2021, which limited in-person and group meetings, constrained our ability to interact with new clients in the area of cybersecurity projects, and this has had a material impact on our 2022 cybersecurity project revenue.  We are continuing to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including remote working arrangements for our employees, limiting non-essential business travel, and utilizing virtual sales and marketing events. Our sales and marketing expenses increased during the first six months of 2022. We expect these expenses to continue to grow, but we expect these expenses will be lower compared to prior year periods pre-COVID-19 pandemic on travel and in-person marketing events. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Our Business

Headquartered in Pittsford, New York, IGI is a developer of cybersecurity software and related cybersecurity consulting, advisory, and managed information security services. We principally sell our software and services through indirect channels such as Managed Service Providers (“MSPs”), Managed Security Services Providers (“MSSPs”), agents and distributors and government contractors, whom we refer to collectively as our channel partners. We also sell directly to end customers.

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

As part of these software and service offerings we:

•	Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America;

•	Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents; and

•	Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table compares our statements of operations data for the three and six months ended June 30, 2022 and 2021. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$1,696,492	100.0%	$1,797,504	100.0%	$(101,012)	(5.6)%
Cost of sales	1,059,639	62.5	1,109,223	61.7	(49,584)	(4.5)
Gross profit	636,853	37.5	688,281	38.3%	(51,428)	(7.5)

General and administrative	613,317	36.2	541,711	30.1	71,606	13.2
Selling	612,957	36.1	507,042	28.2	105,915	20.9
Total cost and expenses	1,226,274	72.3	1,048,753	58.3	177,521	16.9

Operating loss	(589,421)	(34.7)	(360,472)	(20.1)	(228,949)	(63.5)
Interest expense (net)	(243,779)	(14.4)	(56,031)	(3.1)	(187,748)	(335.1)
Net loss	$(833,200)	(49.1)%	$(416,503)	(23.2)%	$(416,697)	(100.0)%

Net loss per share - basic and diluted	$(0.03)		$(0.01)		$(0.02)

	Six Months Ended June 30,

					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$3,363,562	100.0%	$3,621,846	100.0%	$(258,284)	(7.1)%
Cost of sales	2,180,879	64.8	2,182,138	60.2	(1,259)	(0.1)
Gross profit	1,182,683	35.2	1,439,708	39.8%	(257,025)	(17.9)

General and administrative	1,217,300	36.2	1,006,103	27.8	211,197	21.0
Selling	1,260,582	37.5	894,767	24.7	365,815	40.9
Total cost and expenses	2,477,882	73.7	1,900,870	52.5	577,012	30.4

Operating loss	(1,295,199)	(38.5)	(461,162)	(12.7)	(834,037)	(180.9)
Interest expense (net)	(406,235)	(12.1)	(107,568)	(3.0)	(298,667)	(277.7)
Net loss	$(1,701,434)	(50.6)%	$(568,730)	(15.7)%	$(1,132,704)	(199.2)%

Sales

Our managed support service sales increased by 5.5% from $1,057,431 during the three months ended June 30, 2021 to $1,115,607 during the corresponding period of 2022. For the six month period ended June 30, managed support service sales increased 3.6% from $2,128,331 in 2021 to $2,204,614 for the same period in 2022.  Managed support service sales comprised approximately 66% of our sales in both the three and six months ended June 30, 2022, and approximately 59% for the same two periods in 2021.  The increase in our managed support service sales during the three and six months ended June 30, 2022 was due to additional projects requested by Perspecta, offset by the continued decline of virtualization subcontract projects assigned to us by VMWare due to projects coming to a conclusion in 2021. The decline in virtualization subcontract projects has been a trend occurring since 2015 that we expect to continue for the duration of 2022.

Our cybersecurity projects and software sales, primarily to SMEs, decreased by 15.7% to $580,885 during the three months ended June 30, 2022, from $689,073 during the corresponding period of 2021. These same sales decreased by 16.7% to $1,158,948 during the six months ended June 30, 2022, from $1,391,515 for the six-month period ended June 30, 2021, respectively.  The decrease is primarily due to a temporary decline in the number of cybersecurity projects, the mix of recurring versus one-time projects, and the completion of those projects for revenue recognition. This was offset primarily by the growth of 76% in Nodeware revenue for the six-month period ended June 30, 2022 over 2021. We expect the revenue to grow due to increased projects in the sales pipeline and completion of projects in the coming months.

Other IT consulting services sales declined during the three months ended June 30, 2022, decreasing by $51,000 from the same period in 2021. These same sales declined during the six months ended June 30, 2022 by $102,000 from the same period in 2021.  The decline in other IT consulting services sales for the three and six months ended June 30, 2022 was due to the termination of a consulting contract, which occurred during the second quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 4.5% to $1,059,639 during the three months ended June 30, 2022 from $1,109,223 during the corresponding period of 2021. The decrease in cost of sales during the three months ended June 30, 2022 from 2021 was due to a reduction in headcount of marketing and sales personnel.  Cost of sales decreased slightly during the six months ended June 30, 2022 from the same period in 2021, by 0.1%, decreasing from $2,182,138 to $2,180,879.

Our gross profit decreased by $51,428 to $636,853 from the three months ended June 30, 2021 to 2022.  Gross profit decreased by $257,025 to $1,182,683 from the six months ended June 30, 2021 to 2022.  In both periods, the decrease was primarily due to the decrease in sales previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $613,317 for the three months ended June 30, 2022 increased 13% from $541,711 for the same quarter of 2021.  For the six months ended June 30, 2022, general and administrative costs were 21% higher than the same period in 2021, increasing to $1,217,300 from $1,006,103.  These were primarily due to the increases to professional fees for legal, accounting and consulting services of approximately $108,000, for the comparative three-month periods, and $198,000 for the comparative six month period.

Selling Expenses

Selling expenses of $612,957 for the three months ended June 30, 2022 increased 21% from $507,042 for the same quarter of 2021. The increase in selling expenses is due to the hiring of additional salespeople during 2021 to sell our cybersecurity services and software, and investments in consultants and partners to identify and sell more of our services and software. The increase in selling expenses from the hiring of new personnel was approximately $109,000 higher for the three months ended June 30, 2022 as compared to 2021 and spending on consulting partners was approximately $22,000 higher for the same respective periods.  For the six months ended June 30, 2022, Selling expenses of $1,260,582 increased 41% from $894,767 for the same period in 2021.   This increase is primarily related to the hiring of additional salespeople during 2021 as well as investment in consultants and partners.

Operating Income (Loss)

For the three months ended June 30, 2022 and 2021, operating loss was $589,421 and $360,472, respectively, for an increase in the loss by $228,949. For the six months ended June 30, 2022, the operating loss was $1,295,199, an increase in the loss by $834,037 from $461,162 in the same period of 2021. The increase in our operating loss from the previous year is principally attributable to the decrease in sales, growth of our sales team and the associated costs, and investment in the growth of our business as well as professional fees incurred for the six months ended June 30, 2022 as compared to 2021, as discussed above.

Interest Expense

Net interest expense of $243,779 for the three months ended June 30, 2022, increased 335% from expense of $56,031 for the same quarter of 2021.  Net interest expense of $406,235 for the six months ended June 30, 2022, increased 278% from expense of $107,571 for the same period of 2021.  The increase in interest expense is primarily attributable to the bridge loans taken in the last three quarters.

Net Loss

For the three months ended June 30, 2022 and 2021, net loss was $833,200 and $416,503, respectively, an increase in the loss by $416,696.  For the six months ended June 30, 2022 and 2021, net loss was $1,701,434 and $568,730, respectively.  The increase in both comparable periods is attributable primarily to the selling, general and administrative, and interest items discussed above.

Liquidity and Capital Resources

At June 30, 2022, we had cash of $1,594. At June 30, 2022, we had a working capital deficit of approximately $4,400,000 and a current ratio of 0.16.

During 2022, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2022, based on eligible accounts receivable, we had $1,000 available under this arrangement. We expect sales during 2022 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At June 30, 2022, we had current notes payable of $229,000 to related parties. $100,000 of this debt was extended form June 1, 2022 and is now due on September 1, 2022. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At June 30, 2022, we had current notes payable of approximately $944,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable are three Bridge Loans with Mast Hill Fund, L.P, which each bear interest at a rate of 8%. We plan to use the proceeds from the Bridge Loans to substantially enhance our marketing of CyberLab’s Nodeware solution, in order to significantly increase its growth. A total of approximately $658,000 was recorded as deferred note costs associated with these transactions. At June 30, 2022, the unamortized balance of the deferred notes costs was approximately $385,000. See Note 6 of the 2021 Audited Financial Statements for more information regarding the first Bridge Loan.  See our Form 8-K from February 15, 2022 for more information regarding the second Bridge Loan.  See our Form 8-K from May 31, 2022 for more information regarding the third Bridge Loan.  The gross notes payable to Mast Hill amount at June 30, 2022 was approximately $971,000.

Notes payable also includes a bridge loan from Talos Victory Fund, LLC., with an initial principal amount of $296,000, which bears interest at a rate of 8%.  A total of approximately $129,000 was recorded as deferred note costs associated with the loan.  As of June 30, 2022, the unamortized balance of the deferred note cost was approximately $101,000.  See our Form 8-K from April 12, 2022, for more information regarding this loan.  The gross note payable to Talos amount at June 30, 2022 was approximately $296,000.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2022, we had approximately $15,000 of availability under the LOC Agreements.

During the 2021, we issued demand notes to two board members for $55,000 in total. The demand notes bear a 6% interest rate. These were outstanding as of June 30, 2022.

At June 30, 2022, we had $765,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $234,200), and approximately $500,000 due on December 31, 2021 which have not been renewed or amended.

At June 30, 2022, we had $225,000 of current maturities of long-term obligations to related parties. $100,000 is due on September 1, 2022.  $100,000 is due on January 1, 2023.  $25,000 is due on June 30, 2023.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance was $499,000 at June 30, 2022.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and redeemable warrants, which was expected to be used for the Pratum Acquisition and working capital needs. Following the termination of the Pratum Agreement the Company has been reevaluating its capital needs and structure of the offering. The completion of this offering is not a certainty. Should the offering not proceed or be further delayed, or should it occour in a reduced format, the Company anticipates that it will scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace. We are currently revising our S-1 filing for $15 million and intend to refile in the third quarter of 2022.

The following table sets forth our cash flow information for the periods presented:
	Six Months Ended June 30,
	2022	2021
Net cash used by operating activities	$(636,906)	$(12,380)
Net cash used by investing activities	(111,347)	(129,897)
Net cash provided by financing activities	650,415	113,930
Net decrease in cash	$(97,838)	$(28,347)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. The cash impact of our net loss of $1,701,434 for the six months ended June 30, 2022, was offset in part by non-cash expenses and credits of $425,359. In addition, the cash impact of our net loss was further offset by a decrease in accounts receivable and other assets of $94,288, a decrease in accrued payroll, deferred revenue and other expenses payable of $4,784, and an increase in accounts payable of $549,665 resulting in cash used by operating activities of $636,906.

We have increased our marketing of Nodeware to our IT channel partners who resell to their customers. We have made investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows, incremental borrowings and funds from the planned offering described above, as needed.

Cash Flows Used by Investing Activities

In the quarters ended June 30, 2022 and 2021, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The slight decrease from 2021 was primarily due to less development activities in 2022 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2022, we received $865,455 from various bridge loans from the Mast Hill Fund L.P. and Talos Victory Fund, LLC. This is comprised of gross proceeds of $1,021,000 less debt issuance costs of $155,545. We also paid principal of $215,040 of principal on the Mast Hill Fund L.P. bridge loan established in November 2021.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2022, we had financing availability, based on eligible accounts receivable, of approximately $1,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of June 30, 2022.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At June 30, 2021, we had $15,000 available under these financing agreements. The maturity date of the $75,000 line of credit is January 2023, whereas the maturity date of the $100,000 line of credit has been extended to July 2023.

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

We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: issuance of equity; cash from collections of accounts receivable; additional borrowing from related and third parties; use of our existing accounts receivable credit facility; or a refinancing of our accounts receivable credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic has created significant uncertainty and economic disruption. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; and decreases in cybersecurity services and software license revenues driven by channel partners. As a result of the COVID-19 pandemic, industry conventions and conferences that we anticipated participating in have been and continue to be canceled or altered. We believe this will negatively impact our 2022 result and has negatively impacted our ability to grow our business as quickly as we originally anticipated.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Form S-1/A filed with the Securities and Exchange Commission on April 1, 2022 for comprehensive listings of the Company’s other risk factors. Except as set forth above, there are no material changes for the six months ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, no options were exercised or shares issued.

On April 29, 2022, Mast Hill Fund, LP, elected to exercise in full its warrant to purchase 1,400,000 shares of common stock on a cashless basis per the terms of the warrant agreement dated November 3, 2021. As a result of the cashless exercise, an aggregate of 860,241 shares were issued to Mast Hill Fund, LP.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes was approximately $114,000 at June 30, 2022.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes was approximately $234,000 at June 30, 2022.

The Company is in default on long-term notes to third parties of $500,000 due on December 31, 2021. The accrued interest on these notes was approximately $75,000 at June 30, 2022.

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

Infinite Group, Inc.
(Registrant)

Date: August 15, 2022	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Richard Glickman
Richard Glickman VP Finance and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Agreement, dated April 12, 2022, by and between Infinite Group, Inc. and Talos Victory Fund, LLC (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022).

10.2

Promissory Note, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2022).

10.3

Warrant, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2022).

10.4

Warrant, issued April 12, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc. (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2022).

10.5

Stock Purchase Agreement, dated May 27, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022).

10.6

Promissory Note, issued May 27, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2022).

10.7	Warrant, issued May 27, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P. (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2022).
10.8	Warrant, issued May 27, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc. (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2022).
10.9

Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated June 30, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.10

Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated June 30, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.

