Form 10-Q
period 2022-09-30
INFINITE GROUP INC
filed 2022-11-17
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 453,263 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 14, 2022.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2022

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Current assets:
Cash	$6,584	$99,432
Accounts receivable, net of allowances of $14,710 and $9,710, as of September 30, 2022 and December 31, 2021, respectively	585,825	727,297
Prepaid expenses and other current assets	177,475	218,821
Total current assets	769,884	1,045,550

Right of Use Asset Operating Lease, net	664,980	41,490
Property and equipment, net	25,436	41,138
Software, net	422,882	417,650
Deposits	10,144	6,937
Total assets	$1,893,326	$1,552,765

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,293,870	$536,863
Accrued payroll	346,658	425,839
Accrued interest payable	955,107	594,241
Accrued retirement	283,767	275,422
Deferred revenue	514,327	497,734
Accrued expenses other and other current liabilities	229,455	167,310
Operating lease liability - Short-term	74,911	42,347
Current maturities of long-term obligations	765,000	765,000
Current maturities of long-term obligations - related parties	295,000	190,000
Notes payable, net	1,247,617	383,824
Notes payable - related parties	229,000	229,000
Total current liabilities	6,234,712	4,107,580

Long-term obligations:
Notes payable:
Other	458,713	458,309
Related parties	974,664	1,084,765
Operating lease liability - Long-term	592,521	0
Total liabilities	8,260,610	5,650,654

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 453,263 and 436,125 as of September 30, 2022 and December 31, 2021, respectively, issued and outstanding.	453	436
Additional paid-in capital	31,888,350	31,369,036
Accumulated deficit	(38,256,087)	(35,467,361)
Total stockholders' deficiency	(6,367,284)	(4,097,889)
Total liabilities and stockholders' deficiency	$1,893,326	$1,552,765

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$1,712,212	$1,836,740	$5,075,774	$5,458,586
Cost of revenue	1,060,872	1,136,931	3,241,751	3,319,069
Gross profit	651,340	699,809	1,834,023	2,139,517

Costs and expenses:
General and administrative	529,695	528,424	1,746,995	1,534,527
Selling	713,173	502,389	1,973,755	1,397,156
Total costs and expenses	1,242,868	1,030,813	3,720,750	2,931,683

Operating income (loss)	(591,528)	(331,004)	(1,886,727)	(792,166)

Other Income and Expense
Interest income	0	0	18	3
Interest expense:
Related parties	(22,765)	(19,293)	(68,907)	(50,348)
Other	(472,999)	(40,014)	(833,109)	(116,530)
Total interest expense	(495,764)	(59,307)	(902,016)	(166,878)

Other income (expense)	0	120,505	0	120,505
Total other income (expense)	(495,764)	61,198	(901,998)	(46,370)

Net loss	$(1,087,292)	$(269,806)	$(2,788,725)	$(838,536)

Net loss per share basic and diluted	$(2.41)	$(0.67)	$(6.28)	$(2.14)

Weighted average shares outstanding basic	451,345	399,829	443,901	392,398

Weighted average shares outstanding diluted	451,345	399,829	443,901	392,398

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

Three and Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	436,125	$436	$31,369,036	$(35,467,361)	$(4,097,889)

Stock based compensation	0	0	923	0	923
Warrants issued	0	0	148,334	0	148,334
Net loss	0	0	0	(868,234)	(868,234)

Balance - March 31, 2022	436,125	436	31,518,293	(36,335,595)	(4,816,866)

Exercise of warrants	11,470	11	(11)	0	0
Stock based compensation	0	0	51,708	0	51,708
Warrants issued	0	0	210,816	0	210,816
Net loss	0	0	0	(833,200)	(833,200)

Balance - June 30, 2022	447,595	$447	$31,780,806	$(37,168,795)	$(5,387,542)

Exercise of stock options	5,668	6	16,994	0	17,000
Stock based compensation	0	0	90,550	0	90,550
Net loss	0	0	0	(1,087,292)	(1,087,292)

Balance - September 30, 2022	453,263	$453	$31,888,350	$(38,256,087)	$(6,367,284)

Three and Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	387,600	$387	$30,792,391	$(33,898,548)	$(3,105,770)

Stock based compensation	0	0	28,248	0	28,248
Net loss	0	0	0	(152,227)	(152,227)

Balance - March 31, 2021	387,600	387	30,820,639	(34,050,775)	(3,229,749)

Issuance of common stock	3,334	3	58,122	0	58,125
Exercise of stock options	3,788	4	14,926	0	14,930
Stock based compensation	0	0	81,920	0	81,920
Net loss	0	0	0	(416,503)	(416,503)

Balance - June 30, 2021	394,722	$394	$30,975,607	$(34,467,278)	$(3,491,277)

Issuance of common stock	27,135	27	81,873	0	81,900
Exercise of stock options	0	0	7,296	0	7,296
Stock based compensation	0	0	0	0	0
Net loss	0	0	0	(269,806)	(269,806)

Balance - September 30, 2021	421,857	$421	$31,064,776	$(34,737,084)	$(3,671,887)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,788,725)	$(838,536)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	143,181	117,464
Depreciation and amortization	178,471	136,533
Amortization of debt discount	453,892	0
Increase in accounts receivable allowance	5,000	(0)
Forgiveness of indebtedness	(0)	(120,505)
(Increase) decrease in assets:
Accounts receivable	136,472	221,406
Prepaid expenses and other assets	38,139	6,007
Increase (decrease) in liabilities:
Accounts payable	757,007	172,175
Deferred revenue	16,593	(55,270)
Accrued expenses	352,521	268,450
Accrued retirement	8,345	8,020
Net cash used by operating activities	(699,104)	(84,256)

Cash flows from investing activities:
Purchase of property and equipment	(969)	(12,437)
Capitalization of software development costs	(165,436)	(180,374)

Net cash used by investing activities	(166,405)	(192,811)

Cash flows from financing activities:
Gross proceeds from notes payable	1,171,552	0
Debt issuance costs	(166,697)	0
Proceeds from notes payable - related parties	0	404,000
Repayment of notes payable - short-term	(249,194)	0
Proceeds from the exercise of common stock options	17,000	96,830
Repayment of long-term obligations	0	(200,000)

Net cash provided by financing activities	772,661	300,830

Net (decrease) increase in cash	(92,848)	23,763

Cash - beginning of period	99,432	32,313

Cash - end of period	$6,584	$56,076

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$91,521	$66,908

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2021 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $2,788,725 and $838,536 for the nine months ended September 30, 2022 and 2021, respectively, and stockholders’ deficiencies of $6,367,284 and $4,097,889 at September 30, 2022 and December 31, 2021, respectively. The Company had a working capital deficit of approximately $5.46 million at September 30, 2022. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

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

At September 30, 2022, the Company is in default on principal and interest payments on the  Mast Hill Fund, L.P. and Talos Victory Fund, LLC, financing arrangements. The noteholders have been notified of the failure to pay and have taken no action against the Company at this time.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and redeemable warrants, a portion of the net proceeds of which was expected to be used for the Pratum Acquisition. Following the termination of the Pratum Agreement, the Company determined to proceed with the offering.

In October 2022, the Company filed an amended S-1 for a public offering of $15.3 million of common stock and redeemable warrants, which was expected to be used for working capital needs including software development and repayment of debt. The completion of this offering did not occur. The Company is reevaluating its capital needs and anticipates that it will continue to scale down spending to reduce costs and to increase cash flow while continuing to grow the operations at a slower pace.

The Company believes the capital resources generated by anticipated improving operational results due to reduction of expenses, increased bookings and deposits in our Services business, and an influx of new Nodeware orders under contract at September 30, 2022 as well as cash available from additional funding from the public and private markets including related party loans, if needed, provide sources to fund its ongoing operations and to support the internal growth of the Company. The Company is evaluating and is in process of extending existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of its remaining notes payable based on its cash flow. Therefore, unless the Company is successful with some of these alternatives, the substantial doubt about our ability to continue as a going concern will not be alleviated.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, software and Other IT consulting services. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2022 or 2021 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Managed support services	$1,138,418	$1,114,851	$3,343,032	$3,243,183
Cybersecurity projects and software	573,794	704,889	1,732,742	2,096,403
Other IT consulting services	0	17,000	0	119,000
Total sales	$1,712,212	$1,836,740	$5,075,774	$5,458,586

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

During the three and nine months ended September 30, 2022, sales to one client, including sales under subcontracts for services to several entities, accounted for 66.5% and 65.9%, respectively, of total sales (60.7% and 59.0%, respectively for the three and nine months ended September 30, 2021) and 11.0% of accounts receivable at September 30, 2022 (15.6% at December 31, 2021).

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 9.85% at September 30, 2022) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2022, the Company sold approximately $3,098,000 ($2,471,000 – for the nine months ended September 30, 2021) of its accounts receivable to the Purchaser. As of September 30, 2022, approximately $228,000 ($148,000 - December 31, 2021) of these receivables remained outstanding. Additionally, as of September 30, 2022, the Company had $0 available under the financing line with the Purchaser ($66,000 at December 31, 2021). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $23,000 at September 30, 2022 ($15,000 at December 31, 2021), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $38,128 for the nine months ended September 30, 2022 ($24,247 – for the nine months ended September 30, 2021). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of September 30, 2022, there were $844,410 of costs capitalized ($678,973 as of December 31, 2021) and $421,528 of accumulated amortization ($261,323 as of December 31, 2021). During the three and nine months ended September 30, 2022, there was $53,402 and $160,205 respectively, of amortization expense recorded ($42,291 and $117,085 respectively, for the three and nine months ended September 30, 2021). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and nine months ended September 30, 2022, there was approximately $55,100 and $165,400, respectively, of labor amounts capitalized related to these development costs ($59,200 and $176,200, respectively, for the three and nine months ended September 30, 2021). During the three and nine months ended September 30, 2022, there was approximately $13,405 and $29,521, respectively, of labor amounts expensed related to these development costs ($43,800 and $131,500, respectively, for the three and nine months ended September 30, 2021).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended September 30, 2022 and 2021, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $201,600 and $233,400, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was approximately $331,500 and $323,800, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2022, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $1,068,000. The Company expects to recognize $808,500 of this revenue over the next 12 months.

Note 7. Debt Obligations

On November 3, 2021, the Company entered into a financing arrangement (the “First Mast Hill Loan”) with Mast Hill Fund, L.P. (“Mast Hill”), a Delaware limited partnership. In exchange for a promissory note, Mast Hill agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum, less $44,800 original issue discount. Under the terms of the First Mast Hill Loan, payments of $53,760, including principal and interest, came due on February 3, 2022, and continue for each month thereafter with the final payment due on November 3, 2022. Debt issuance cost of $69,960 were incurred and are being amortized over a twelve-month period ending October 2022. At September 30, 2022, the Company paid the first three payments per the terms of the First Mast Hill Loan. 7.50 per share. At September 30, 2022, the principal and accrued interest amount was approximately $302,000.

During the nine months ended September 30, 2022, the Company entered into a financing arrangement (the “Second Mast Hill Loan”) with Mast Hill Fund. In exchange for a promissory note, Mast Hill agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Second Mast Hill Loan, payments of $44,400, including principal and interest, came due on June 15, 2022, and continue for each month thereafter with the final payment due on February 15, 2023.Debt issuance cost of $54,650 were incurred and are being amortized over a twelve-month period ending February 2023. At September 30, 2022, the Company is in default on principal and interest payments. Mast Hill has been notified of the failure to pay and has taken no action against the Company at this time. The principal or interest on this loan which is not paid when due shall bear interest at the rate 12% per annum. Per the Second Mast Hill Loan, upon the occurrence of default, this note shall become immediately due and payable, and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 115% or accept payment part in common stock and part in cash. The default provisions in the Second Mast Hill Loan allows for the conversion of all or any portion of the then outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of Common Stock at $7.50 per share. At September 30, 2022, the principal and accrued interest amount was approximately $450,000.

The Company also entered into a financing arrangement (the “Talos Loan”) with Talos Victory Fund, LLC (“Talos”), a Delaware limited liability company. In exchange for a promissory note, Talos agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum, less $29,600 original issue discount. Under the terms of the Talos Loan, payments of $35,520, including principal and interest, came due on August 12, 2022, and continue for each month thereafter with the final payment due on April 12, 2023. Debt issuance cost of $45,920 were incurred and are being amortized over a twelve-month period ending April 2023. At September 30, 2022, the Company is in default on principal and interest payments. Talos has been notified of the failure to pay and has taken no action against the Company at this time. The principal or interest on this loan which is not paid when due shall bear interest at the rate 12% per annum.  Per the Talos Loan, upon the occurrence of default, this note shall become immediately due and payable, and the Company shall pay to Talos, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 115% or accept payment part in common stock and part in cash. The default provisions in the Talos Loan allows for the conversion of all or any portion of the then outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of Common Stock at $7.50 per share. At September 30, 2022, the principal and accrued interest amount was approximately $354,000.

The Company also entered into a financing arrangement (the “Third Mast Hill Loan”) with Mast Hill. In exchange for a promissory note, Mast Hill agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum, less $35,500 original issue discount. Under the terms of the Third Mast Hill Loan, payments of $42,600, including principal and interest, came due on September 27, 2022, and continue for each month thereafter with the final payment due on May 26, 2023. Debt issuance costs of $54,975 were incurred and are being amortized over a twelve-month period ending May 2023. At September 30, 2022, the Company is in default on the principal and interest payment. Mast Hill has been notified of the failure to pay and has taken no action against the Company at this time. The principal or interest on this loan which is not paid when due shall bear interest at the rate 12% per annum. Per the Third Mast Hill Loan, upon the occurrence of default, this note shall become immediately due and payable, and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 115% or accept payment part in common stock and part in cash. The default provisions in the First Mast Hill Loan allows for the conversion of all or any portion of the then outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of Common Stock at $7.50 per share. At September 30, 2022, the principal and accrued interest amount was approximately $419,000.

On August 8, 2022, Company entered into a financing arrangement (the “Celtic Bank Loan Agreement”) with Celtic Bank, a Utah corporation. Pursuant to the Celtic Bank Loan Agreement, Celtic Bank agreed to lend the Company $139,400.00 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the agreement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher. As of September 30, 2022, the outstanding balance was $124,267. Subsequent payments shall also consist of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the Celtic Bank Loan Agreement.

On September 6, 2022, the Company and Donald W. Reeve, a director of the Company, entered into two note modification agreements with respect to the Promissory Note originally dated December 30, 2020 and the Promissory Note originally dated May 25, 2021. There were two payments of principal of $100,000 each due September 1, 2022. The Modification agreements each extended the previously amended due dates from September 1, 2022 to January 1, 2023.

On July 29, 2022, the “Company and Andrew Hoyen (“Lender”), a director and executive officer of the Company, entered into a note modification agreement (the “Modification”) with respect to the Line of Credit Note and Agreement in the original principal sum of up to $100,000.00, dated July 18, 2017, issued by the Company to the Lender (the “Hoyen Note”). The Note and the Modification Agreement was approved by the disinterested members of the Company’s Board of Directors. The Modification Agreement extends the due date of the Note to July 31, 2023, on which date the current outstanding principal balance of $90,000 and accrued and unpaid interest will be due. Pursuant to the Modification Agreement, the Company agreed to repay to Lender $16,000 of the accrued interest on the Hoyen Note and off-set such repayment against the exercise on July 29, 2022 by Lender of certain options to acquire 5,334 shares of the Company’s common stock. The remaining accrued and unpaid interest on the Hoyen Note was $11,862 as of September 30, 2022. Except as set forth in the Modification Agreement, the terms of the Hoyen Note remain the same.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(1,087,292)	$(269,806)	$(2,788,725)	$(838,536)
Basic and diluted net loss per share	$(2.41)	$(0.67)	$(6.28)	$(2.14)

Weighted average common shares outstanding
Basic and diluted shares	451,345	399,829	443,901	392,398

Anti-dilutive shares excluded from net loss per share calculation	311,977	302,717	311,977	302,717

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 9. Stock Option Plans and Agreements

The Company has approved stock option plans and agreements covering up to an aggregate of 217,260 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 1,403 options were granted for the nine months ended September 30, 2022. 23,274 options were granted for the nine months ended September 30, 2021. The following assumptions were used for the nine months ended September 30, 2022.

Risk-free interest rate	1.26%-3.35%
Expected dividend yield	0%
Expected stock price volatility	110%-130%
Expected life of options (years)	2.75

The Company recorded expense for options issued to employees and independent service providers of $91,153 and $143,784 for the three and nine months ended September 30, 2022, respectively ($7,296 and $117,464 for the three and nine months ended September 30, 2021).

11,605 options vested during the nine months ended September 30, 2022.

The Company issued 10,000 performance-based stock options during 2021 at $18.375 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 3,334 shares each. In the three months ended June 30, 2022, the Company amended the targets for these options and recognized one third of the compensation in the amount of $45,275. In the three months ended September 30, 2022, the remaining compensation expense for these options in the amount of $90,550 was recognized due to likelihood of meeting the targets.

A summary of all stock option activity for the nine months ended September 30, 2022 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2021	143,427	$5.85
Granted	1,403	9.49
Exercised	(5,668)	3.00
Expired	(7,106)	4.87

Outstanding at September 30, 2022	132,506	$6.06	2.9 years	$289,700

At September 30, 2022- vested or
expected to vest	132,056	$6.06	2.9 years	$289,700

Exercisable	131,922	$6.06	2.9 years	$289,700

Note 10. Warrants

On April 29, 2022, Mast Hill Fund, LP elected to purchase 18,667 warrant shares in a cashless exercise per the terms of the warrant agreement dated November 3, 2021.  Based on the calculation per the agreement, 11,470 shares were issued to Mast Hill Fund, LP.

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

Supplemental balance sheet information related to the leases on September 30, 2022 and December 31, 2021 is as follows:

Description	Classification	September 30, 2022	December 31, 2021

Right of Use Asset - Lease, net	Other assets (non-current)	$664,980	$41,490

Operating Lease Liability - Short Term	Accrued liabilities	74,911	42,347
Operating Lease Liability - Long Term	Other long-term liabilities	592,521	0

Total Operating Lease Liability		$667,432	$42,347

Discount Rate - Operating Lease		7.0%	6.0%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of approximately $152,200, at September 30, 2022 ($107,000 at December 31, 2021). An additional $111,364 of accrued interest to related parties is included with short and long-term debt and is due to be paid after September 30, 2023.

Note 13. Subsequent Events

On October 17, 2022, the Board of Directors (the “Board”) of Infinite Group, Inc. (the “Company”) approved a 75 to 1 reverse stock split of the Company’s issued and outstanding common stock and treasury stock, effective at 12:01 a.m. Eastern Time on October 19, 2022 (the “Effective Date”) (the “Reverse Stock Split”). On October 18, 2022, the Company filed a Certificate of Amendment to amend the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split.

The Reverse Stock Split was previously approved by the Company’s shareholders at the Company’s January 26, 2022 annual meeting of stockholders and does not affect the total number of shares of Common Stock that the Company is authorized to issue.

The Reverse Stock Split was announced by FINRA (the Financial Industry Regulatory Authority) on October 18, 2022, and becomes effective at the commencement of trading on the Effective Date, whereupon the shares of common stock will begin trading on a split adjusted basis.

As a result of the Reverse Stock Split, every seventy-five (75) shares of the issued and outstanding common stock of the Company will be converted into one (1) share of common stock. Any and all fractional shares resulting from the Reverse Split will be rounded up to the nearest whole share.

All share and per share data in the accompanying financial statements have been retroactively restated to reflect the effect of the reverse stock split.

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

As part of these software and service offerings we:

•	Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America;

•	Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents;

•	Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment

Business Strategy

We have a threefold business strategy composed of:

•	providing differentiated cybersecurity software and services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters by combining customized software and professional services;
•	designing, developing, and marketing cybersecurity SaaS solutions, including our Nodeware solution; and
•	identifying other cybersecurity companies to acquire as part of a strategic roll-up strategy.

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

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development. CyberLabs’s overarching mission is to drive sales of Nodeware, which we believe will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements across other current future subsidiaries as IGI’s roll up of cybersecurity companies comes to fruition. This also enhances our ability to bring new cloud and SaaS cybersecurity related solutions to market through our growing channel partner relationships.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table compares our statements of operations data for the three and nine months ended September 30, 2022 and 2021. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$1,712,212	100.0%	$1,836,740	100.0%	$(124,528)	(6.8)%
Cost of sales	1,060,872	62.0	1,136,931	61.9	(76,059)	(6.7)
Gross profit	651,340	38.0	699,809	38.1%	(48,469)	(6.9)

General and administrative	529,695	30.9	528,424	28.8	1,271	0.2
Selling	713,173	41.7	502,389	27.4	210,784	42.0
Total cost and expenses	1,242,868	72.6	1,030,813	56.1	212,055	20.6

Operating loss	(591,528)	(34.5)	(331,004)	(18.0)	(260,524)	(78.7)
Other income	-	-	120,505	6.6	(120,505)	100.0
Interest expense (net)	(495,764)	(29.0)	(59,307)	(3.2)	(436,457)	(735.9)
Net loss	$(1,087,292)	(63.5)%	$(269,806)	(14.7)%	$(817,486)	(303.0)%

Net loss per share - basic and diluted	$(2.41)		$(0.67)		$(1.74)

	Nine Months Ended September 30,
					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$5,075,774	100.0%	$5,458,586	100.0%	$(382,812)	(7.0)%
Cost of sales	3,241,751	63.9	3,319,069	60.8	(77,318)	(2.3)
Gross profit	1,834,023	36.1	2,139,517	39.2%	(305,494)	(14.3)

General and administrative	1,746,995	34.4	1,534,527	28.1	212,468	13.8
Selling	1,973,755	38.9	1,397,156	25.6	576,599	41.3
Total cost and expenses	3,720,750	73.3	2,931,683	53.7	789,067	26.9

Operating loss	(1,886,727)	(37.2)	(792,166)	(14.5)	(1,094,561)	(138.2)
Other income	-	-	120,505	2.2	(120,505)	100.0
Interest expense (net)	(901,998)	(17.8)	(166,875)	(3.1)	(735,123)	(440.5)
Net loss	$(2,788,725)	(54.9)%	$(838,536)	(15.4)%	$(1,950,189)	(232.6)%

Net loss per share - basic and diluted	$(6.28)		$(2.14)		$(4.17)

Sales

Our managed support service sales increased by 2.1% from $1,114,851 during the three months ended September 30, 2021 to $1,138,418 during the corresponding period of 2022. For the nine month period ended September 30, managed support service sales increased 3.1% from $3,243,183 in 2021 to $3,343,032 for the same period in 2022.  Managed support service sales comprised approximately 66% of our sales in both the three and nine months ended September 30, 2022, and approximately 61% for the three months ended September 30, 2021, and 59% for the nine months ended September 30, 2021.  The increase in our managed support service sales during the three and nine months ended September 30, 2022 was due to additional projects requested by Perspecta, offset by the continued decline of virtualization subcontract projects assigned to us by VMWare due to projects coming to a conclusion in 2021.

Our cybersecurity projects and software sales, primarily to SMEs, decreased by 18.5% to $573,794 during the three months ended September 30, 2022, from $704,889 during the corresponding period in 2021. These same sales decreased by 17.3% to $1,732,742 during the nine months ended September 30, 2022, from $2,096,403 for the nine month period ended September 30, 2021, respectively.  The decrease in cybersecurity projects and software sales during the three and nine months ended September 30, 2022 was attributable to the timing of the completion of projects for revenue recognition. We expect the revenue to grow due to increased projects in the sales pipeline, completion of projects in the coming months, and increased orders for Nodeware.

Other IT consulting services sales declined during the three months ended September 30, 2022, decreasing by $17,000 from the same period in 2021. These same sales declined during the nine months ended September 30, 2022 by $119,000 from the same period in 2021.  The decline in other IT consulting services sales for the three and nine months ended September 30, 2022 was due to the termination of a consulting contract, which occurred during the second quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 6.7% to $1,060,872 during the three months ended September 30, 2022 from $1,136,772 during the corresponding period of 2021. The decrease in cost of sales during the three months ended September 30, 2022 from 2021 was due to a reduction in headcount of marketing and sales personnel.  Cost of sales decreased during the nine months ended September 30, 2022 from the same period in 2021, by 2.3%, decreasing from $3,318,989 to $3,241,751.

Our gross profit decreased by $48,468 to $651,341 from the three months ended September 30, 2021 to 2022.  Gross profit decreased by $305,494 to $1,834,023 from the nine months ended September 30, 2021 to 2022.  In both periods, the decrease was primarily due to the decrease in sales previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $529,695 for the three months ended September 30, 2022 increased slightly from $528,424 for the same quarter of 2021.  During the comparative three month periods, there was an increase in legal and accounting expenses including other public company related fees, of $70,000.  Rental and lease expenses also increased $21,000.  These were offset in part by decreases in consulting fees of $39,000, corporate marketing expenses of $13,000, and salary expense reductions of $45,000 resultant from the transfer of certain personnel from the administrative group to the sales group.  The balance of the changes were minor and distributed across multiple expense categories.

For the nine months ended September 30, 2022, general and administrative costs were 13.8% higher than the same period in 2021, increasing to $1,746,995 from $1,534,527.  These were primarily due to an increase in legal and accounting expenses including other public company related fees, of $363,000.  Rental and lease expenses also increased $42,000.  These were offset in part by decreases in consulting fees of $65,000, a decrease in corporate marketing expenses of $41,000, and salary expense reductions of $80,000 resultant from the transfer of certain personnel from the administrative group to the sales group.  The balance of the changes were minor and distributed across multiple expense categories.

Selling Expenses

Selling expenses of $713,173 for the three months ended September 30, 2022 increased 42% from $502,389 for the same quarter of 2021. The hiring of new personnel contributed approximately $32,000 to the quarter over quarter increase, while increased marketing expenses were $90,000, and stock option expenses of approximately $91,000 were recognized in the third quarter of 2022.  For the nine months ended September 30, 2022, Selling expenses of $1,973,755 increased 41% from $1,397,156 for the same period in 2021.   This increase is primarily related to the hiring of additional salespeople during 2021 which resulted in an increase over the prior year of approximately $281,000.  In addition, marketing expenses were up by $184,000 over the same nine months in 2021, and recognition of stock option expenses  were up by approximately $106,000 over the prior year.  The balance of the changes were minor and distributed across multiple expense categories.

Operating Income (Loss)

For the three months ended September 30, 2022 and 2021, operating loss was $591,528 and $331,004, respectively, for an increase in the loss by $260,524. For the nine months ended September 30, 2022, the operating loss was $1,886,727, an increase in the loss by $1,094,561 from $792,166 in the same period of 2021. The increase in our operating loss from the previous year is principally attributable to the decrease in sales, growth of our sales team and the associated costs, and investment in the growth of our business as well as professional fees incurred for the nine months ended September 30, 2022 as compared to 2021, as discussed above.

Interest Expense

Net interest expense of $495,764 for the three months ended September 30, 2022, increased 736% from expense of $59,307 for the same quarter of 2021.  Net interest expense of $901,998 for the nine months ended September 30, 2022, increased 441% from expense of $166,875 for the same period of 2021.  The increase in interest expense is primarily attributable to the bridge loans taken in the last four quarters. The net interest expense for the three months ended September 30, 2022 included additional interest due to the default on the four bridge loans.  The amount of this additional interest was approximately $205,000.

Net Loss

For the three months ended September 30, 2022 and 2021, net loss was $1,087,292 and $269,806, respectively, an increase in the loss by $817,486.  For the nine months ended September 30, 2022 and 2021, net loss was $2,788,725 and $838,536, respectively.  The increase is in both comparable periods is attributable primarily to the selling, general and administrative, and interest items discussed above.

Liquidity and Capital Resources

At September 30, 2022, we had cash of $6,584. At September 30, 2022, we had a working capital deficit of approximately $5,460,000 and a current ratio of 0.12.

During 2022, our primary source of liquidity is cash provided by collections of accounts receivable, bridge loans and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2022, based on eligible accounts receivable, we had $0 available under this arrangement. We expect sales during 2022 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At September 30, 2022, we had current notes payable of $229,000 to related parties. $100,000 of this debt is due on January 1, 2023. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At September 30, 2022, we had current notes payable of approximately $1,248,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable are three Bridge Loans with Mast Hill Fund, L.P, which each bear interest at a rate of 8%. We plan to use the proceeds from the Bridge Loans to substantially enhance our marketing of CyberLab’s Nodeware solution, in order to significantly increase its growth. A total of approximately $658,000 was recorded as deferred note costs associated with these transactions. At September 30, 2022, the unamortized balance of the deferred notes costs was approximately $221,000. See Note 6 of the 2021 Audited Financial Statements for more information regarding the first Bridge Loan.  See our Form 8-K from February 15, 2022 for more information regarding the second Bridge Loan.  See our Form 8-K from May 31, 2022 for more information regarding the third Bridge Loan.  The gross notes payable to Mast Hill amount at September 30, 2022 was approximately $963,000.  Currently, we are in default on principal and interest payments on these loans for a total of approximately $381,000 at September 30, 2022. The noteholder has taken no action against the Company at this time.

Notes payable also includes a bridge loan from Talos Victory Fund, LLC., with an initial principal amount of $296,000, which bears interest at a rate of 8%.  A total of approximately $129,000 was recorded as deferred note costs associated with the loan.  As of September 30, 2022, the unamortized balance of the deferred note cost was approximately $69,000.  See our Form 8-K from April 12, 2022, for more information regarding this loan.  The gross note payable to Talos amount at September 30, 2022 was approximately $296,000. Currently, we are in default on principal and interest payments on this loan of approximately $71,000 at September 30, 2022. The noteholder has taken no action against the Company at this time.

Notes payable also includes a loan from Celtic Bank, with an initial obligation amount of $150,552.  This includes funds received of $139,400 plus a fixed one-time loan fee of $11,152.  See our Form 8-K from August 8, 2022, for more information regarding this loan. As of September 30, 2022, the gross note payable to Celtic Bank was approximately $124,000.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $75,000 through January 2, 2023 and $100,000 through July 31, 2022. At September 30, 2022, we had approximately $15,000 of availability under the LOC Agreements.

During the 2021, we issued demand notes to two board members for $55,000 in total. The demand notes bear a 6% interest rate. These were outstanding as of September 30, 2022.

At September 30, 2022, we had $765,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $240,700), and approximately $500,000 due on December 31, 2021 which have not been renewed or amended.

At September 30, 2022, we had $295,000 of current maturities of long-term obligations to related parties. $200,000 is due on January 1, 2023. $70,000 is due on January 2, 2023. $25,000 is due on June 30, 2023.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance was $499,000 at September 30, 2022.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used by operating activities	$(699,104)	$(84,256)
Net cash used by investing activities	(166,405)	(192,811)
Net cash provided by financing activities	772,661	300,830
Net increase (decrease) in cash	$(92,848)	$23,763

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. The cash impact of our net loss of $2,788,725 for the nine months ended September 30, 2022, was offset in part by non-cash expenses and credits of $780,544. In addition, the cash impact of our net loss was further offset by a decrease in accounts receivable and other assets of $174,611.  Combined with increases in accrued payroll, deferred revenue and other expenses payable, for a total of $377,460, and an increase in accounts payable of $757,007, resulted in cash used by operating activities of $699,103.

We have increased our marketing of Nodeware to our IT channel partners who resell to their customers. We have made investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we do not expect to realize a return from our sales and marketing personnel for one or more quarters. As a result, we may continue to experience operating income or operating losses from these investments in personnel until sufficient sales are generated. We expect to fund the cost for the new sales personnel from our operating cash flows, incremental borrowings and funds from the planned offering, as needed.

Cash Flows Used by Investing Activities

In the quarters ended September 30, 2022 and 2021, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The decrease of $26,405 from 2021 was primarily due to less development activities in 2022 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

Cash Flows Provided by Financing Activities

On August 8, 2022, the Company entered into a loan agreement with Celtic Bank.  We received $139,400 from this loan, which is comprised of a gross obligation of $150,552, less one-time fees of $11,152.  Through September 30, 2022, we have paid $26,285 against the obligation.

During the nine months ended September 30, 2022, we received $865,455 from various bridge loans from the Mast Hill Fund L.P. and Talos Victory Fund, LLC.  This is comprised of gross proceeds of $1,021,000 less debt issuance costs of $155,545.  We also paid principal of approximately 210,000 on the Mast Hill Fund L.P. bridge loan established in November 2021.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2022, we had financing availability, based on eligible accounts receivable, of approximately $0 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of September 30, 2022.

During May 2019, we originated a line of credit note payable for $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

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

We plan to evaluate alternatives which may include renegotiating the terms of our notes, seeking conversion of the notes to shares of common stock and seeking funds to repay our notes. We continue to evaluate repayment of our notes payable based on our cash flow. Therefore, there is currently substantial doubt about our ability to continue as a going concern.

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

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on January 14, 2022, as amended (File No. 333-262167) (the "Registration Statement"), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, and June 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Although our unaudited financial statements have been prepared on a going concern basis, our management believes that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of September 30, 2022.

As of September 30, 2022, we had a working capital deficit of $5,464,828 and a stockholders' deficiency of $6,367,284. We reported a net loss of approximately $2,789,000 for the nine months ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine months ended September 30, 2022 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding sales and reducing expenses. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We will need to raise additional capital and if we are able to raise additional capital in the future, our shareholders could be diluted or securities we issue may have rights senior to the rights of a holder of common stock. If we fail to raise additional capital, it would materially and adversely affect our ability to continue to fund our operations and pursue our business plan.

As of September 30, 2022, we had approximately $6,600 in unrestricted cash and cash equivalents, which may not be sufficient to fund the Company's planned operations through one year after the date the unaudited financial statements are issued. We will need to raise additional capital in the short- and long-term in order to fund our operations and execute on our business strategy. Any potential financing may include common stock, preferred shares, warrants to purchase common stock or preferred shares, debt securities, convertible securities, rights to purchase the foregoing securities, equity investments from strategic partners, or some combination of the foregoing. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive, and such dilution could be significant. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of a common stockholder, which could impair the value of our common stock.

Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, our management concluded that there is substantial doubt about our ability to continue as a going concern. This determination could further materially limit our ability to raise additional funds. There can be no assurance that we will become profitable or be able to continue as a going concern. Further, we cannot assure that any additional financing, whether from the issuance of equity securities, debt or convertible debt financing, or other means of financing, will be available on a timely basis, in the amounts needed, on reasonable terms, on terms acceptable to us, or at all. If we fail to raise additional capital, it would materially and adversely affect our ability to continue to fund our operations and pursue our business plan, and may even lead to a bankruptcy filing and/or reorganization of our business and capital structure.

We are in default in payment of approximately $1.5 million in principal and interest payments due under the terms of unsecured bridge loans issued to the Company at various times during the past year.

Currently, we are in default on principal and interest payments with 2 different noteholders. The noteholders have been notified of the failure to pay and have taken no action against the Company at this time. There can be no assurances that these noteholders and other noteholders will not take any action against the Company. The noteholders may, in their sole discretion, determine to accept payment part in Common Stock and part in cash. Any action by these noteholders could have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, liquidation could result in no assets being left for the shareholders after the creditors receive their required payment. As such, any failure to secure a resolution or an acceleration of our indebtedness will restrict our ability to operate as a going concern.

The COVID-19 pandemic could have a material adverse effect on our results of operations, financial position, and cash flows.

The COVID-19 pandemic has created significant uncertainty and economic disruption. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; and decreases in cybersecurity services and software license revenues driven by channel partners. The primary effect of the shutdowns of conventions and conferences due to the COVID-19 pandemic has been the limitations on the Company’s ability to grow sales as fast as was originally anticipated. This has alleviated during 2022.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Form S-1/A filed with the Securities and Exchange Commission on November 1, 2022 for comprehensive listings of the Company’s other risk factors. Except as set forth above, there are no material changes for the nine months ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, a non-executive exercised stock options of the Company.  The issuance was for 334 shares at a price of $3.00.

During the three months ended September 30, 2022, Andrew Hoyen, President, exercised stock options for common stock of the Company.  The issuance was for 5,334 shares at a price of $3.00, for a total of $16,000.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes was approximately $116,000 at September 30, 2022.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes was approximately $241,000 at September 30, 2022.

The Company is in default on long-term notes to third parties of $500,000 due on December 31, 2021. The accrued interest on these notes was approximately $82,000 at September 30, 2022.

The Company is in default on payments due under a promissory note entered into with Mast Hill Fund, L.P., defined above as the First Mast Hill Loan, of $161,280 due September 3, 2022. The total principal and accrued interest, including default interest, on the promissory note was approximately $302,000 at September 30, 2022. See Note 7 for further disclosure regarding the First Mast Hill Loan.

The Company is in default on payments due under a promissory note entered into with Mast Hill Fund, L.P., defined above as the Second Mast Hill Loan, of $177,600 due as of September 15, 2022. The total principal and accrued interest, including default interest, on the promissory notes was approximately $450,000 at September 30, 2022. See Note 7 for further disclosure regarding the Second Mast Hill Loan.

The Company is in default on payments due under a promissory note entered into with Mast Hill Fund, L.P., defined above as the Third Mast Hill Loan, of $42,600 due as of September 27, 2022. The total principal and accrued interest, including default interest, on the promissory notes was approximately $419,000 at September 30, 2022. See Note 7 for further disclosure regarding the Third Mast Hill Loan.

The Company is in default on payments due under a promissory note entered into with Talos Victory Fund, LLC, defined above as the Talos Loan, of $71,040 due as of September 12, 2022. The total principal and accrued interest, including default interest, on the promissory notes was approximately $354,000 at September 30, 2022. See Note 7 for further disclosure regarding the Talos Loan.

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

Infinite Group, Inc.
(Registrant)

Date: November 17, 2022	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2022	/s/ Richard Glickman
Richard Glickman
VP Finance and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Modification Agreement to Line of Credit Note and Agreement originally dated July 17, 2017 between the Company and Andrew Hoyen dated July 29, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.2	Loan Agreement between the Company and Celtic Bank dated August 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2022).
10.3

Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated September 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2022).

10.4

Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated September 6, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2022).

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

