Form 10-K
period 2022-12-31
INFINITE GROUP INC
filed 2023-05-09
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $11.25 on June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,034,000.

As of March 31, 2023, 476,608 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

As part of these software and service offerings we:

•	Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers, and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America. For the twelve months ended December 31, 2022, our software revenue was approximately $1,152,000, with approximately37% of that being related to Nodeware;

•	Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level, and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents. For the twelve months ended December 31, 2022, our cybersecurity consulting services revenue, excluding software sales, was approximately $1,409,000; and

•	Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment. For the twelve months ended December 31, 2022, our managed support services revenue was approximately $4,442,000.

Sales and Marketing Strategy

Approximately 94% of our business comes from our channel sales and approximately 6% from direct sales to end customers. Managed support services accounts for approximately 63% of total sales, while cybersecurity software and services accounts for approximately 37% of total sales.

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

In accordance with our strategic roll-up strategy, on January 31, 2022, we entered into an agreement to acquire the issued and outstanding equity securities of Pratum, Inc. (“Pratum”), an Iowa corporation and an information securities firm. Pratum provides cybersecurity consulting and advisory services, risk assessments, and managed extended detection and response (“XDR”) services, which we believe is a strategic fit for us. The aggregate purchase price under the Pratum agreement is $8,500,000, subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 will be paid to Pratum’s shareholder at closing and $500,000 will be deposited at closing with an escrow agent to be held in escrow for a period of six months. It was anticipated that the transaction would close in the first half of 2022.  On June 15, 2022, the agreement was terminated, and the transaction did not close.

During the year ended December 31, 2022, we had sales of approximately $7.0 million, an operating loss of approximately $2.3 million and a net loss of approximately $3.6 million, due primarily to increased investment in sales and marketing for Nodeware and related services, together with increased costs associated with our preparations to list on NASDAQ and with assessing potential acquisition targets. We had full year sales of approximately $7.0 million in 2022 and $7.2 million in 2021, generating operating loss of approximately $2.3 million and $1.4 million and net loss of approximately $3.6 million and $1.6 million, respectively.

On December 15, 2021, our board of directors (the “Board”) approved a reverse stock split of our outstanding shares of common stock by a ratio within the range of 3-to-1 and 75-to-1 of our outstanding shares of common stock and recommended that the stockholders of the Company authorize the Board, in its discretion, for one year, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our Certificate of Incorporation, as amended, in connection with the reverse stock split. On January 26, 2022, the company’s stockholder voted to authorize the reverse stock split. The record date of the split is October 17, 2022, with a final ratio of 75-1 for the reverse stock split. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 60,000,000 shares. All option, share and per share information in this prospectus does not give effect to the reverse stock split.

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

On February 15, 2022, we entered into a second financing arrangement together with the Bridge Loan, (the “Loans”) with Lender. In exchange for a promissory note, Lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. As additional consideration for the second Mast Hill Loan, the Company issued the “Lender” a 5-year warrant to purchase 12,334 shares of Company common stock at a fixed price of $12.00 per share.  J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $14,650.00 (4.39% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 1,619 shares of Company common stock at a fixed price of $14.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On May 27, 2022, we entered into a third financing arrangement together with the Loans, with Lender. In exchange for a promissory note, Lender agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum, less $35,500 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On November 23, 2022, we entered into a fourth financing arrangement together with the Loans, with Lender. In exchange for a promissory note, Lender agreed to lend the Company $566,000, which bears interest at a rate of eight percent (8%) per annum, less $56,600 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $3.55 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On April 12, 2022, we entered into a financing arrangement with Talos Victory Fund, LLC, a Delaware limited partnership. In exchange for a promissory note, Talos agreed to lend the Company $296,000.00, which bears interest at a rate of eight percent (8%) per annum, less $29,600.00 original issue discount. Under the terms of the Loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 9,867 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 40% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender.  J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $11,320.00 (4.25% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 1,295 shares of Company common stock at a fixed price of $14.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

On August 8, 2022, Company entered into a financing arrangement (the “Celtic Bank Loan Agreement”) with Celtic Bank, a Utah corporation. Pursuant to the Celtic Bank Loan Agreement, Celtic Bank agreed to lend the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the agreement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the Celtic Bank Loan Agreement.

On September 6, 2022, the Company and Donald W. Reeve (“Lender”), a director of the Company, entered into two note modification agreements (each a “Modification” and collectively, the “Modifications”) with respect to the Promissory Note originally dated December 30, 2020 (“2020 Note”) and the Promissory Note originally dated May 25, 2021 (“2021 Note”). The 2020 Note, the 2021 Note and the Modifications were each approved by the disinterested members of the Board of Directors. The Modification of the 2020 Note extended the due date of the first balloon payment under the 2020 Note to January 1, 2023. The Modification of the 2021 Note extended the maturity date of the 2021 Note to January 1, 2023, on which date the principal balance of $100,000 and accrued interest of $9,616.44 will be due. Except as set forth above, the terms of the 2020 Note and the 2021 Note remain the same.

On March 29, 2023, the Company, as seller, received a $1,330,463.78 as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated March 27, 2023 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer,” together with the Company the “Parties”).  The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the third (3rd) and fourth (4th) quarters of 2020, and the first (1st), second (2nd) and third (3rd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $1,662,698.28 (“Transferred Interests”). Notwithstanding anything to the contrary contained in the Agreement, (i) the relationship between Company and Buyer under the Agreement with respect to the Transferred Interests is that of seller and purchaser, with the Company having irrevocably transferred to Buyer the right to receive from the Company 100% of the monies or property received by the Company with respect to the Tax Refund Claim in exchange for the Purchase Price, and (ii) the Agreement shall not constitute an assignment or transfer or agreement to assign or transfer all or any part of the Company’s legal title in and to the Tax Refund Claim.

On March 17, 2023, the Company, as borrower, entered into an Amended and Restated Line of Credit Note and Agreement (the “New Note”) effective as of October 1, 2022, which amended and restated that certain Line of Credit Note and Agreement dated March 14, 2016 (the “Original Note”) by and between the Company and James V. Leonardo (the “Holder,” together with the Company the “Parties”). The New Note has a principal amount of $250,000 (the ‘Principal Amount”) and accrues interest on the unpaid Principal Amount at a rate of ten percent (10%) per annum. Also on March 17, 2023, James Villa, the Company’s Chief Executive Officer, entered into a personal guarantee with the Holder to personally guarantee the obligations of the Company under the New Note.  Under the terms of the New Note, the Company has agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023.  For consideration received by the Parties for entry into the New Note, the Parties, along with James Villa and RES Exhibit Services, LLC (“RES”), an entity owned by the Holder, entered into a Letter Agreement (the “Agreement”) on March 17, 2023. Under the terms of the Agreement, all prior amounts owed to the Company by RES were set off against amounts owed by the Company to the Holder under the Original Note.

On February 3, 2023, the Company, as borrower, entered into a financing arrangement with Mast Hill Fund, L.P.  In exchange for a promissory note, Mast Hill agreed to lend the Company $118,000, which bears interest at a rate of eight percent (8%) per annum, less $11,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 100% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan and similar loans between the Company and Lender entered into on November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022, respectively.  J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $3,100.00 (2.92% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 3,098 shares of Company common stock at a fixed price of $2.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.  The Company and the Lender are parties to promissory notes dated November 3, 2021, February 11, 2022, May 27, 2022, and November 23, 2022. On February 3, 2023, the Company and the Lender entered into an amendment with respect to the February 11, 2022 Note (the “Note”) waiving any Event of Default (as defined in the Note) under Section 4.17 of the Note that occurred prior to February 3, 2023. In addition, the amendment extended the maturity date of the Note to May 30, 2023. The Company shall pay $200,000 of the existing balance of the Note on or before March 31, 2023, to reduce the balance of the note by $200,000. If the company fails to make the payment, then the (i) the principal of the Note shall be increased by $30,000 (the “Increased Principal Portion”) as of April 1, 2023, and (ii) the Company shall repay the Increased Principal Portion on or before April 16,2023. Except as set forth above, the terms of the Notes remain the same.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed in an underserved market segment, across a wide variety of networks and the ability to integrate it into existing and new cybersecurity software and services, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2022 we made significant investments in Nodeware sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we are seeing the pipeline growth expected from focused efforts, which we anticipate will continue revenue growth in 2023 and beyond.

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

Nodeware provides an economical solution for small and medium-sized enterprises as compared to costly solutions focused on enterprise sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. Nodeware creates an opportunity for our channel partners to sell and use a product that provides greater visibility into the network security of an end customer. Since 2018, we have continued to expand our portfolio of channel partners, which now includes Telarus, TD SYNNEX, Staples, and a growing list of MSPs, MSSPs, agents and distributors and government contractors.

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

CISSP® - Certified Information Systems Security Professionals. The CISSP® certification is a credential for those with technical and managerial competence, skills, experience, and credibility to design, engineer, implement, and manage overall information security programs to protect organizations from increasingly sophisticated attacks. It is a globally recognized standard of achievement. Certain employees in our cybersecurity group have this certification.

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

CEH – Certified Ethical Hacker. CEH and CEH Master programs are comprehensive ethical hacking certifications to help information security professionals grasp the fundamentals of ethical hacking. The certification serves to assist our consultants to systematically attempt to inspect network infrastructures with the consent of its owner to find security vulnerabilities which a malicious hacker could potentially exploit. The course helps assess the security posture of an organization by identifying vulnerabilities in the network and system infrastructure to determine if unauthorized access is possible. Certain employees in our cybersecurity group have this certification.

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

-	Penetration Tester (GPEN)
-	Certified Intrusion Analyst (GCIA)
-	Certified Incident Handler (GCIH)
-	Certified Enterprise Defender (GCED)
-	Security Essentials (GSEC)
-	Python Coder (GPYC)

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

Employees

As of December 31, 2022, we have 55 full-time employees, including 35 in information technology services, 3 in executive management, 5 in accounting, finance and administration, 2 in software development and 10 in marketing and sales. We are not subject to any collective bargaining agreements, and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add employees in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

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

As of December 31, 2022, we had a working capital deficit of approximately $6.0 million. We reported a net loss of approximately $3,562,000 for the twelve months ended December 31, 2022. We reported a stockholders’ deficiency of $6,864,214 as of December 31, 2022. We had net loss of approximately $1,569,000 in 2021. At December 31, 2021, we had a stockholders’ deficiency of $4,097,889.  These factors raise substantial doubt about our ability to continue as a going concern.

During the year, we engaged in multiple short term funding arrangements, which netted the Company approximately $1,190,000.  We are exploring additional sources of financing, including debt and equity, and anticipate significant growth of business. To that end, in March 2023, we, as seller, received $1,330,464 as a purchase price for the sale of the Company’s rights, title and interest to an Employee Retention Credit claim made with the United States Internal Revenue Service. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Our report from our independent registered public accounting firm contains statements expressing substantial doubt about our ability to continue as a going concern. Future report could also contain this wording. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our results of operations may be negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic has resulted, and is likely to continue to result, in economic disruption on a global basis. It has already changed traditional global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19 and its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses. While the travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19, have been generally lifted, there continues to be a disruption in business activity globally. New strains and variants of the coronavirus continue to spread around the world. The rollout of vaccines around the globe is encouraging, but their long-term impact on the political environment, business environment, and the Company is still uncertain.

During 2022, our managed support services, cybersecurity projects and software license revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are continuing to adapt our operations to meet the challenges of these changing priorities.  While employees at our headquarters are physically present in the office more than they were in 2021, other locations have had to go fully remote due to the changing nature of IT work during the pandemic.  Our sales and marketing expenses increased significantly during 2022, and we expect these expenses to continue to grow. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

Through December 31, 2012, we offered a Simple (Savings Incentive Match Plan for Employees) IRA plan as a retirement plan for eligible employees and offered a voluntary match. We did not make all required voluntary matches prior to terminating the Simple IRA plan and we have accrued liability for the voluntary match portion of the Simple IRA plan, including interest, which was $286,605 as of December 31, 2022. There can be no assurance that the accrued liability amount will be sufficient to satisfy the Company’s potential liability.

We have used and may use our existing credit facility to finance our growth.

We have an accounts receivable credit facility with a financial institution, which enables us to sell accounts receivable to the financial institution with full recourse against us. The fee charged is prime plus 3.6% (effective rate of 11.1% at December 31, 2022) against the average daily outstanding balance of funds advanced. We also granted the financial institution a first priority interest in accounts receivable and a blanket lien. The fee charged is based, in part, on market events and conditions out of our control. The terms of the credit facility are subject to change.

During the years ended December 31, 2022 and 2021, we sold approximately $3,973,000 and $3,630,000, respectively, of our accounts receivable to the financial institution.

Because of the high relative cost, use of the credit facility, in the aggregate, may harm our business.

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. Through the 12 months ending December 31, 2022, sales to this customer, including sales under subcontracts, accounted for 63% of total sales and 27% of accounts receivable. During 2021, sales to this customer, including sales under subcontracts, accounted for 60% of total sales and 15% of accounts receivable. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

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

For the twelve months ended December 31, 2022, approximately 94% of our business comes from our channel sales and approximately 6% from direct sales to end customers, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our software and services, or fail to meet the needs of our customers, then our ability to grow our business and sell our software and services may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our software and services with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our software and services, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our software and services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our software and services or increased revenues.

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

At December 31, 2022, we had current liabilities of approximately $6.6 million and long-term liabilities of $1.9 million and stockholders’ deficiency of $6,864,214. At December 31, 2022, we had a working capital deficit of approximately $6.0 million and a current ratio of 0.09. At December 31, 2021, we had current liabilities of approximately $4.1 million and long-term liabilities of $1.5 million and stockholders’ deficiency of $4,097,889. At December 31, 2021, we had a working capital deficit of approximately $3.1 million and a current ratio of .25.

Working capital shortages may impair our business operations and growth strategy, and accordingly, our business operations.

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

Our existing data center facilities providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the loss of an existing facility or the transfer to, or addition of, new data center facilities.

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

We may collect, store, process and use our customers’ employees or customers’ personally identifiable information and other data in our transactions with them, and we may rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our software and services could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

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

We derived approximately 63% of our sales in 2022 and 59% of our sales in 2021 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Because we derive a significant portion of our sales from contracts with federal, state and local governments, we believe that the success and development of our business will continue to depend on our successful participation in their contract programs. Changes in federal, state and local government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs which call for the types of services that we provide or a change in government contracting policies, could cause U.S. Governmental agencies as well as state and local governments to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not originate new contracts. Any of those actions could seriously harm our business, prospects, financial condition or operating results. Moreover, although our contracts with governmental entities may contemplate that our services will be performed over a period of several years, government entities usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations could have a material adverse effect on our business. Additional factors that could have a serious adverse effect on our government contracting business include, but may not be limited to:

•	changes in government programs or requirements;

•	budgetary priorities limiting or delaying government spending generally, or by specific departments or agencies and changes in fiscal policies or available funding, including potential governmental shutdowns;

•	reductions in the government’s use of technology solutions firms;

•	a decrease in the number of contracts reserved for small businesses, or small business set asides, which could result in our inability to compete directly for these prime contracts; and

•	curtailment of the government uses of IT or related professional services.

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

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants, and convertible notes. As of March 31, 2023, there were options, warrants, convertible notes outstanding, convertible into 179,389, 178,104 and 140,833 shares of common stock, respectively, at prices ranging from $1.50 to $18.75 per share. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our stockholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $2.00 and a high of $27.75 in 2022. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the Over The Counter (“OTC”) Bulletin Board. Because there is a limited public market for our common stock, a stockholder may not be able to sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk. Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the OTC Bulletin Board. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares’ liquidity. Moreover, our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the OTC Bulletin Board.

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

Concentration of ownership among our existing executive officers, directors and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of March 31, 2023, our executive officers and directors owned, in the aggregate, approximately 18.4% of our outstanding common stock. In addition, there are a number of holders of 5% or more of our outstanding common who are not our officers and directors. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal offices are located at 175 Sully’s Trail, Suite 202, Pittsford, New York 14534, where we lease approximately 7,181 square feet of office space under a lease that expires in May 2029. We do not own or operate, and have no plans to establish, any manufacturing facilities.

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

	Bid Prices
Year Ended December 31, 2022	High	Low

First Quarter	$15.75	$7.94
Second Quarter	$27.76	$10.13
Third Quarter	$11.40	$5.63
Fourth Quarter	$5.85	$2.00

Year Ended December 31, 2021	High	Low

First Quarter	$20.78	$6.38
Second Quarter	$22.50	$12.00
Third Quarter	$18.75	$8.18
Fourth Quarter	$12.75	$5.33

At March 31, 2023, we had 208 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2022 we made significant investments in IGI and CyberLabs sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2023.

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

In accordance with our strategic roll-up strategy, on January 31, 2022, we entered into an agreement to acquire the issued and outstanding equity securities of Pratum, Inc. (“Pratum”), an Iowa corporation and an information securities firm. Pratum provides cybersecurity consulting and advisory services, risk assessments, and managed extended detection and response (“XDR”) services, which we believe is a strategic fit for us. The aggregate purchase price under the Pratum agreement is $8,500,000, subject to customary purchase price adjustments for, among other things, indebtedness of Pratum as of the closing. $8,000,000 will be paid to Pratum’s shareholder at closing and $500,000 will be deposited at closing with an escrow agent to be held in escrow for a period of six months. It was anticipated that the transaction would close in the first half of 2022.  On June 15, 2022, the agreement was terminated, and the transaction did not close.

During the year ended December 31, 2022, we had sales of approximately $7.0 million, an operating loss of approximately $2.3 million and a net loss of approximately $3.6 million, due primarily to increased investment in sales and marketing for Nodeware and related services, together with increased costs associated with our preparations to list on NASDAQ and with assessing potential acquisition targets. We had full year sales of approximately $7.0 million in 2022 and $7.2 million in 2021, generating operating loss of approximately $2.3 million and $1.4 million and net loss of approximately $3.6 million and $1.6 million, respectively.

On December 15, 2021, our board of directors (the “Board”) approved a reverse stock split of our outstanding shares of common stock by a ratio within the range of 3-to-1 and 75-to-1 of our outstanding shares of common stock and recommended that the stockholders of the Company authorize the Board, in its discretion, for one year, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our Certificate of Incorporation, as amended, in connection with the reverse stock split. On January 26, 2022, the company’s stockholder voted to authorize the reverse stock split. The record date of the split is October 17, 2022, with a final ratio of 75-1 for the reverse stock split. The reverse stock split will not impact the number of authorized shares of common stock which will remain at 60,000,000 shares. All option, share and per share information in this prospectus does not give effect to the reverse stock split.

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

On February 15, 2022, we entered into a second financing arrangement together with the Bridge Loan, (the “Loans”) with Lender. In exchange for a promissory note, Lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum, less $37,000 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. As additional consideration for the second Mast Hill Loan, the Company issued the “Lender” a 5-year warrant to purchase 12,334 shares of Company common stock at a fixed price of $12.00 per share.  J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $14,650.00 (4.39% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 1,619 shares of Company common stock at a fixed price of $14.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On May 27, 2022, we entered into a third financing arrangement together with the Loans, with Lender. In exchange for a promissory note, Lender agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum, less $35,500 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On November 23, 2022, we entered into a fourth financing arrangement together with the Loans, with Lender. In exchange for a promissory note, Lender agreed to lend the Company $566,000, which bears interest at a rate of eight percent (8%) per annum, less $56,600 original issue discount. Under the terms of the Loans, amortization payments are due beginning four months from the issue date, and each month thereafter with the final payment due on one year anniversary of the Loans. Additionally, in the event of a default under the Loans or if the Company elects to pre-pay the Loans, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $3.55 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding the Loans.

On April 12, 2022, we entered into a financing arrangement with Talos Victory Fund, LLC, a Delaware limited partnership. In exchange for a promissory note, Talos agreed to lend the Company $296,000.00, which bears interest at a rate of eight percent (8%) per annum, less $29,600.00 original issue discount. Under the terms of the Loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 9,867 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 40% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender.  J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $11,320.00 (4.25% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 1,295 shares of Company common stock at a fixed price of $14.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

On August 8, 2022, Company entered into a financing arrangement (the “Celtic Bank Loan Agreement”) with Celtic Bank, a Utah corporation. Pursuant to the Celtic Bank Loan Agreement, Celtic Bank agreed to lend the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the agreement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty-day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the Celtic Bank Loan Agreement.

On September 6, 2022, the Company and Donald W. Reeve (“Lender”), a director of the Company, entered into two note modification agreements (each a “Modification” and collectively, the “Modifications”) with respect to the Promissory Note originally dated December 30, 2020 (“2020 Note”) and the Promissory Note originally dated May 25, 2021 (“2021 Note”). The 2020 Note, the 2021 Note and the Modifications were each approved by the disinterested members of the Board of Directors. The Modification of the 2020 Note extended the due date of the first balloon payment under the 2020 Note to January 1, 2023. The Modification of the 2021 Note extended the maturity date of the 2021 Note to January 1, 2023, on which date the principal balance of $100,000 and accrued interest of $9,616.44 will be due. Except as set forth above, the terms of the 2020 Note and the 2021 Note remain the same.

On March 29, 2023, the Company, as seller, received a $1,330,464 as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated March 27, 2023 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer,” together with the Company the “Parties”).  The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the third (3rd) and fourth (4th) quarters of 2020, and the first (1st), second (2nd) and third (3rd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $1,662,698 (“Transferred Interests”). Notwithstanding anything to the contrary contained in the Agreement, (i) the relationship between Company and Buyer under the Agreement with respect to the Transferred Interests is that of seller and purchaser, with the Company having irrevocably transferred to Buyer the right to receive from the Company 100% of the monies or property received by the Company with respect to the Tax Refund Claim in exchange for the Purchase Price, and (ii) the Agreement shall not constitute an assignment or transfer or agreement to assign or transfer all or any part of the Company’s legal title in and to the Tax Refund Claim.

On March 17, 2023, the Company, as borrower, entered into an Amended and Restated Line of Credit Note and Agreement (the “New Note”) effective as of October 1, 2022, which amended and restated that certain Line of Credit Note and Agreement dated March 14, 2016 (the “Original Note”) by and between the Company and James V. Leonardo (the “Holder,” together with the Company the “Parties”). The New Note has a principal amount of $250,000 (the ‘Principal Amount”) and accrues interest on the unpaid Principal Amount at a rate of ten percent (10%) per annum. Also on March 17, 2023, James Villa, the Company’s Chief Executive Officer, entered into a personal guarantee with the Holder to personally guarantee the obligations of the Company under the New Note.  Under the terms of the New Note, the Company has agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023.  For consideration received by the Parties for entry into the New Note, the Parties, along with James Villa and RES Exhibit Services, LLC (“RES”), an entity owned by the Holder, entered into a Letter Agreement (the “Agreement”) on March 17, 2023. Under the terms of the Agreement, all prior amounts owed to the Company by RES were set off against amounts owed by the Company to the Holder under the Original Note.

On February 3, 2023, the Company, as borrower, entered into a financing arrangement with Mast Hill Fund, L.P.  In exchange for a promissory note, Mast Hill agreed to lend the Company $118,000.00, which bears interest at a rate of eight percent (8%) per annum, less $11,800.00 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 100% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan and similar loans between the Company and Lender entered into on November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022, respectively.  J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $3,100 (2.92% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 3,098 shares of Company common stock at a fixed price of $2.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.  The Company and the Lender are parties to promissory notes dated November 3, 2021, February 11, 2022, May 27, 2022, and November 23, 2022. On February 3, 2023, the Company and the Lender entered into an amendment with respect to the February 11, 2022 Note (the “Note”) waiving any Event of Default (as defined in the Note) under Section 4.17 of the Note that occurred prior to February 3, 2023. In addition, the amendment extended the maturity date of the Note to May 30, 2023. The Company shall pay $200,000 of the existing balance of the Note on or before March 31, 2023, to reduce the balance of the note by $200,000. If the company fails to make the payment, then the (i) the principal of the Note shall be increased by $30,000 (the “Increased Principal Portion”) as of April 1, 2023, and (ii) the Company shall repay the Increased Principal Portion on or before April 16,2023. Except as set forth above, the terms of the Notes remain the same.

Results of Operations - Comparison of the years ended December 31, 2022 and 2021

The following discussion analyzes our results of operations for the years ended December 31, 2022 and 2021. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

The following table compares our statements of operations data for the years ended December 31, 2022 and 2021. Certain trends suggested by this table are not indicative of future operating results.

	Years Ended December 31,
					2022 vs 2021
		As a % of		As a % of	Amount of	% Increase
	2022	Sales	2021	Sales	Change	(Decrease)

Sales	$7,003,404	100.0%	$7,224,242	100.0%	$(220,838)	(3.1)%
Cost of sales	4,262,355	60.9	4,489,306	62.1	(226,951)	(5.1)
Gross profit	2,741,049	39.1	2,734,936	37.9%	6,113	0.2
General and administrative	2,488,937	35.5	2,159,378	29.9	329,559	15.3
Selling	2,591,623	37.0	1,983,127	27.5	608,496	30.7
Total cost and expenses	5,080,560	72.5	4,142,505	57.3	938,055	22.6

Operating loss	(2,339,511)	(33.4)	(1,407,569)	(19.5)	(931,942)	(66.2)
Other Income	(60,973)	(0.9)	120,505	1.7	(181,478)	(150.6)
Interest expense (net)	(1,161,173)	(16.6)	(281,749)	(3.9)	(879,424)	(312.1)
Net loss	$(3,561,657)	(50.9)%	$(1,568,813)	(21.7)%	$(1,992,844)	(127.0)%

Net loss per share - basic and diluted	$(7.95)		$(3.91)		$(4.04)

Our managed support service sales increased by 3% from $4,325,067 during the twelve months ended December 31, 2021 to $4,442,236 during the corresponding period of 2022.  Managed support service sales accounted for approximately 63% of our sales in 2022 and approximately 60% for the same period in 2021. The increase in our managed support service sales during 2022 was due to an increase in services provided to our largest customer.  We expect our Managed Information Security Services sales to remain steady in 2023.

Nodeware sales increased from $172,402 in 2021 to $431,839 in 2022, an increase of over 250%.  This increase was due to the hiring of additional sales people in late 2021 and throughout 2022, as well as increased marketing expenditures.  We expect to see continued growth of Nodeware sales throughout 2023.

Sales of Webroot decreased from $838,470 in 2021 to $720,222 in 2022.  This is a legacy third party offering which we are no longer aggressively marketing.

Our cybersecurity software and services sales, primarily to SMEs, decreased by 20% to $1,409,112 during the twelve months ended December 31, 2022 from $1,769,303 during the corresponding period of 2021. The decrease in cybersecurity software and services sales during 2022 was attributable to delayed timing on completion of several projects late in the year, as well as a reduction of sales orders.  We expect our cybersecurity software and services business to grow in 2023 due to our expanding salesforce, and channel and marketing programs.

Cost of Sales and Gross Profit

Cost of sales principally represents the compensation expense for our employees (primarily the cost of our IT services group). To a lesser degree, but still significant, we also incurred cost of sales for third party software licenses for our commercial SME partners. Cost of sales decreased by 5% to $4,262,355 during the twelve months ended December 31, 2022 from $4,489,306 during the corresponding period of 2021. The decrease in cost of sales during the twelve months ended December 31, 2022 from 2021 was due to several cost reductions, but also partially offset by several increases.  The cost of supplying Webroot software decreased from $462,565 in 2021 to $403,496 in 2022, due to a reduction in sales.  Our consulting business was eliminated in 2022, thus reducing our cost for consulting from $83,582 in 2021 to $0 in 2022.  Stock option expense recognized as part of cost of sales in 2022 decreased to $0 from $46,060 in 2021.  These decreases were partially offset by increases in software expense.  Software expenses related to cost of sales increased from $186,658 in 2021 to $339,117 in 2022, primarily driven by the increase in the amount of transactional data being processed by an outside third party vendor, due to the increase in Nodeware sales.

Gross profit remained stable year over year, increasing less than 1% to $2,741,049 for 2022.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses increased by approximately $330,000 in 2022. The primary components of that change were an increase in legal, accounting, and public company fees of approximately $525,000, a decrease in consulting fees of approximately $110,000, and a decrease in corporate salaries of approximately $120,000, with multiple other smaller changes netting the difference.

Selling Expenses

The increase of $608,000 in selling expenses to approximately $2,592,000 in 2022 is principally due to an increase in marketing expenses of $210,000 , an increase in salaries due to new hires of $200,000, recognition of stock option expense of $100,000, with multiple other smaller changes netting the difference.

Operating Income (Loss)

Operating income decreased approximately $932,000 from 2021 to 2022.  While gross profit remained stable from the prior year, improving by just over $6,000, the increase in our general and administrative expenses of $330,000, and the increase in selling expenses of $608,000, both described in detail above, were the primary reasons for the decrease in operating income.

Other Income

In 2021, we settled the long-term debt agreement with the Pension Benefit Guaranty Corporation (“PBGC”) for $200,000 on the outstanding principal of $246,000 and accrued interest of approximately $74,500. We recorded a gain of approximately $120,500 at that time of forgiveness. This event is non-recurring.

In 2022, we restructured a loan with James V. Leonardo and RES Exhibit Services, LLC (“RES”), an entity owned by Mr. Leonardo.  The nature of the agreement offsets principal and interest balances of approximately $572,500 against accounts receivable balances from RES of approximately $383,500, and creates a new obligation for the Company in the amount of $250,000, with ongoing interest payments.  The net result of the offsets was a loss to the Company of approximately $61,000.

Interest Expense, net

Interest expense increased by approximately $879,000 and includes interest on indebtedness, amortization of loan fees, cost of stock options as part of debt agreements and fees for financing accounts receivable invoices. The increase in interest expense is principally attributable to bridge loan financing considerations of approximately $1,004,000 during 2022.

Net Income (loss)

The decrease in net income (loss) is attributable primarily to the selling, general and administrative items discussed above for 2022 as compared to 2021 due to our focus on growing and developing the Cybersecurity Services and CyberLabs segments, as well as the interest expense associated with new loans in 2022.

Liquidity and Capital Resources

At December 31, 2022, we had cash of $23,187 available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $6,038,000 with a current ratio of 0.09.

During 2022, our primary sources of liquidity are cash provided by collections of accounts receivable and our factoring line of credit, and short term debt arrangements. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2022, based on eligible accounts receivable, we had $144,000 available under this arrangement. We expect sales during 2023 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At December 31, 2022, we had current notes payable of $229,000 to related parties. $100,000 of this debt is due on January 1, 2023. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At December 31, 2022, we have current notes payable of approximately $1,573,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at December 31, 2022, are four bridge loans with Mast Hill Fund, L.P.  All four loans bear interest at 8%.  We plan to use the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.  In 2021, a total of approximately $272,000 was recorded as deferred note costs.  An additional $737,000 was recorded as deferred note costs associated with these loans in 2022.  At December 31, 2022, the unamortized balance of the deferred note costs for all four loans was approximately, $424,000. See Note 5 of the 2022 Audited Financial Statements for more information.

Notes payable to third parties at December 31, 2022, also incudes a loan with Talos Victory Fund, LLC.  This loan bears interest at 8%.  We plan to use the proceeds to fund operations.  Approximately $129,000 was recorded as deferred note cost related to this transaction.  At December 31, 2022, the unamortized balance of deferred note cost for this transaction were approximately $37,000.

Notes payable to third parties at December 31, 2022, includes a loan with Celtic Bank.  In lieu of interest, this has a one-time up-front fixed fee of $11,152.  This entire fee was recorded as deferred note costs.  The remaining unamortized balance at December 31, 2022 was approximately $6,000.

At December 31, 2022, we also have an accrued liability for the voluntary match portion of a former simple IRA plan, including interest, of approximately $287,000. We do not anticipate distributing this liability in the next year or two. Interest will continue to accrue.

We have $515,000 of current maturities of long-term obligations to third parties. This is composed of two notes including long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, and $250,000 due on September 30, 2023. The accrued interest on these notes and current maturities is approximately $270,000 at December 31, 2022.

We have $385,000 of current maturities of long-term obligations to related parties. This is composed of the scheduled payment of $25,000 on June 30, 2023 and $90,000 on July 31, 2023, to an officer of the Company. The accrued interest of these two notes is approximately $26,600 at December 31, 2022.

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

There is substantial doubt of the company to continue as a going concern and our audit report included this matter.

Cash Flows

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Page 40, et seq., of this report.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,050,137)	$(544,817)
Net cash used in investing activities	(216,023)	(243,034)
Net cash provided by financing activities	1,189,915	854,970
Net (decrease) increase in cash	$(76,245)	$67,119

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed, depending on the contract terms. Our net loss of $3,561,657 for 2022 was increased by non-cash expenses for depreciation, amortization, bad debt expense, amortization of debt discount and stock-based compensation of $1,048,983. In addition, an increase in accounts payable, deferred revenue, and accrued expenses of $1,419,348 along with a decrease in accounts receivable and other assets of $17,784, and the other income loss of $60,973, resulted in net cash used in operating activities of $1,050,137.

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

Cash Flows Used in Investing Activities

In 2021 and 2022, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The slight decrease from 2021 was primarily due to less development activities in 2022 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

Cash Flows Provided by Financing Activities

During 2022, we received $1,105,775 from three bridge loans from the Mast Hill Fund L.P, with debt issuance costs of $185,225. We also received $250,080 from a loan with Talos Victory Fund, LLC, with debt issuance costs of $45,920.  We received $139,400 from Celtic Bank, with debt issuance costs of $11,152.   These increases were partially offset by short term loan payments of $322,340.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2022, we had financing availability, based on eligible accounts receivable, of approximately $144,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of December 31, 2022.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2022, we had $15,000 available under these financing agreements which mature in January 2023 and July 2023, respectively.

We believe the capital resources available under our factoring line of credit, cash from additional related party loans and cash generated by improving the results of our operations will be sufficient to fund our ongoing operations for at least the next 12 months. We anticipate financing growth from acquisitions of other businesses, if any, and our longer-term internal growth through one or more of the following sources: issuance of equity: cash from collections of accounts receivable; additional borrowing from related and third parties; use of our existing accounts receivable credit facility; a refinancing of our accounts receivable credit facility; and/or approval of the Employment Retention Credit application.

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

The response to this item is submitted as a separate section of this report beginning on page 40.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

			Affiliated
Name	Age	Position	Since
James Villa	65	Chief Executive Officer	2003
Donald W. Reeve (1)	76	Chairman of the Board	2013
Andrew Hoyen	52	President and Chief Operating Officer	2014
Richard Glickman	61	VP Finance and Chief Accounting Officer	2019

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

Donald W. Reeve became a director on December 31, 2013. He became Chairman of the Board on August 20, 2019. Since January 2013, he has been the principal partner at ReTech Services, LLC, a management consulting practice. Since August 2013, Mr. Reeve has been providing consulting services to us on a part time basis without cash compensation. Previously, Mr. Reeve was Senior Vice President and Chief Information Officer for Wegmans Food Markets, Inc. (Wegmans) from May 1986 until his retirement in August 2012. In that position, he managed an information technology staff of approximately 300 professionals with responsibilities for development, application and support services of computer technology. Prior to May 1986 and since 1970, he held various positions of increasing responsibility for Wegmans. Mr. Reeve recently completed his final term on the Board of Directors of ESL Federal Credit Union, a full-service financial institution and continues to serve on this Supervisory Committee. He also serves on the Board of Directors of Veterans Outreach Center of Rochester, a non-profit organization dedicated to advocating for and serving veterans. He attended Monroe Community College and SUNY Empire State College, earned an associate’s degree at Rochester Business Institute and is a veteran of the U.S. Army. Mr. Reeve brings to the Board the experience of managing the IT requirements for a growing company in a competitive environment. Mr. Reeve provides strategic guidance to the Board and our management as we continue to enter various commercial IT markets.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2022. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

2022 Summary Compensation Table

The Summary Compensation Table below includes, for each of the years ended December 31, 2022 and 2021, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2022 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Option Awards ($)		All Other Compensation($)		Total ($)

James Villa	2022	222,996						222,996
Chief Executive Officer	2021	240,475						240,475

Andrew Hoyen	2022	263,231	(1)			10,498	(2)	273,729
President and Chief Operating Officer	2021	227,163						227,163

Richard Glickman	2022	112,994						112,994
VP Finance and Chief Accounting Officer	2021	110,652		1,240	(3)			110,652

1.	Includes $44,000 for stock options Mr. Hoyen exercised before expiration.

2.	Includes $7,591 for employer portion of healthcare insurance, and $2,907 for employer portion of HSA contribution. This aggregate amount was less than $10,000 for the other listed officers.

3.

The amounts in this column do not reflect option awards actually received by our Named Executive Officers, but instead reflect the aggregate grant date grant fair value for stock option awards computed in accordance with FASB ASC 718. The fair value of the stock option awards was determined using the Black-Scholes option pricing model. See Note 3 and Note 5 to the financial statements in this report regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at December 31, 2022

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2022.

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options -	Exercise	Expiration
Name	- Exercisable	Unexercisable	Price	Date

James Villa	6,667	0	$8.63	01/20/2024
	3,334	0	$3.75	12/22/2024
	3,334	0	$9.00	11/16/2025

Andrew Hoyen	2,667	0	$3.00	12/09/2024
	3,334	0	$3.75	12/22/2024
	3,334	0	$1.50	06/01/2026

Richard Glickman	2,667	0	$1.50	07/23/2024
	667	0	$3.00	12/09/2024
	334	0	$9.00	07/12/2025
	334	0	$6.75	01/03/2026

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

Effective August 20, 2019, the Board resolved to compensate Donald W. Reeve $12,000 annually as Chairman of the Board.

Director Compensation Fiscal Year Ending December 31, 2022
Change in
Pension Value
and
	Fees				Nonqualified
	earned or			Non-Equity	Deferred
	paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	cash	Award	Award	Compensation	Earnings	Compensation	Total

Donald W. Reeve	$12,000	-	-	-	-	-	$12,000

At March 31, 2023, Donald W. Reeve held exercisable options for:

•	8,000 shares of our common stock at an exercise price of $3.75 per share which expires on November 30, 2024;

•	6,667 shares of common stock at an exercise price of $11.25 per share which expires on September 4, 2023; and

•	3,334 shares of common stock at an exercise price of $3.75 per share which expires on December 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2023 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;

•	each director;

•	each Named Executive named in the Summary Compensation Table above; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 175 Sully’s Trail, Suite 202, Pittsford, New York 14534. The percentages shown in the table are based on 476,608 shares of common stock issued and outstanding as of March 31, 2023.

	Shares of
	Common
	Stock
	Beneficially		Percentage of
Name of Beneficial Owner	Owned (5)		Ownership
Richard Glickman	7,036	(1)	1.5%
Andrew Hoyen	50,527	(2)	10.2%
Donald W. Reeve	39,758	(3)	8.0%
James Villa	117,374	(4)	21.0%
All Directors and Officers (4 persons) as a group	214,695	(5)	35.6%
5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	33,936	(6)	7.1%

Harry A. Hoyen	38,667	(7)	7.5%
Marblehead, OH 43440
Richard Popper	23,833	(8)	5.0%

(1)	Includes 6,502 shares subject to currently exercisable options.

(2)	Includes 3,334 shares, which are issuable upon the conversion of a note in the principal amount of $25,000 through March 31, 2023; and 16,035 shares subject to currently exercisable options.

(3)	Includes 18,001 shares subject to currently exercisable options.

(4)

Includes 69,878 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $115,741 through March 31, 2023; and 13,335 shares subject to currently exercisable options.

(5)	Assumes that all currently exercisable options, which total 53,873 shares, and convertible securities, which total 73,212 shares, owned by members of the group have been exercised.

(6)	Includes 33,936 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(7)	Consists of 38,667 shares subject to currently exercisable options.

(8)	Includes 1,000 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plan adopted in 2005. Since this plan has expired, no additional options may be granted under this plan. At December 31, 2022, there are options for 13,203 common shares under this plan.

The 2009 Stock Option Plan (“2009 Plan”) was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. The 2009 Plan expired on February 3, 2019, and as of December 31, 2022, there were outstanding options to acquire 6,601 shares of common stock under the 2009 Plan. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. Since this plan has expired, no additional options may be granted under this plan.

The 2019 Stock Option Plan (“2019 Plan”) Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2022, there were outstanding options to acquire 17,352 shares under the 2019 Plan and zero shares were available under our 2019 Plan. The 2019 Plan was replaced by our 2021 Plan (defined below) upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The 2020 stock option plan (“2020 Plan”) was established in April 2020 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2020 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2020 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2022, there were outstanding options to acquire 17,673 shares under the 2020 Plan and zero shares were available under our 2020 Plan. The 2020 Plan was replaced by our 2021 Plan upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The Infinite Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) was approved and adopted by our Board on December 15, 2021, subject to stockholder approval. The 2021 Plan was submitted to our stockholders for their approval at our 2021 Annual Meeting on January 26, 2022, and our stockholder approved the plan at the Annual Meeting. The 2021 Plan replaces the 2019 Plan and the 2020 Plan (the “Prior Plans”), and no further awards may be granted under the Prior Plans. The purpose of the 2021 Plan is to promote stockholder value and our future success by providing appropriate retention and performance incentives to employees and non-employee directors of the Company or its affiliates, and any other individuals who perform services for the Company or its affiliates. Generally, the 2021 Plan is administered by the compensation committee of the Board and provides that the maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan is (a) 60,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.  As of December 31, 2022, there were outstanding options to acquire 602 shares under the 2021 Plan and 62,767 shares were available under our 2021 Plan.

The following table summarizes, as of December 31, 2022, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of
			securities
			remaining
			available for
			future
	Number of		issuance
	securities to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plans
	of outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	Rights	rights	column (a))
	(a)	(b)	(c)
Expired equity compensation plans previously approved by security holders (1)	13,200	$7.17	0
Active equity compensation plans previously approved by security holders (2)	600	$12.85	62,767
Equity compensation plans not previously approved by security holders (3)	41,881	$9.40	0
Individual option grants that have not been approved by security holders (4)	76,357	$5.93	0

Total	132,038	$7.19	62,767

(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2022.

(2)	Consists of grants under our 2021 Plan, of which 467 are exercisable at December 31, 2022.

(3)	Consists of grants under our 2009 Plan, 2019 Plan and 2020 Plan of which 41,881 are exercisable at December 31, 2022.

(4)	Consists of individual option grants approved by the Board of which 76,357 were exercisable at December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Officers, Directors, and Equity Investment

The following is a summary of transactions since January 1, 2022 to which we have been a party in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest.

On July 29, 2022, Andrew Hoyen exercised his stock option agreement dated July 31, 2017 for 5,334 shares at 3.00per share.

On September 6, 2022, the Company and Donald W. Reeve entered into two note modification agreements. The Modification of the Promissory Note originally dated December 30, 2020 extended the due date of the first balloon payment to January 1, 2023. The Modification of the Promissory Note originally dated May 25, 2021 extended the maturity date of the 2021 Note to January 1, 2023. Except as set forth above, the terms of each note remained the same.

On April 11, 2023, the Company paid off the $30,000 demand note dated September 16, 2021 with Donald W. Reeve.  Interest paid at that time was $2,891.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2022 and 2021, Freed Maxick, CPAs, P.C., our independent registered public accounting firm, performed the following professional services.

Description	2022	2021
Audit fees
Audit of the financial statements	$90,000	$85,000
Quarterly reviews	34,500	31,800
Total audit fees	$124,500	$116,800
Audit-related fees
Pratum audit and S-1 review	$207,500	$16,500
Total audit-related fees	$207,500	$16,500
Tax fees
None	$0	$0
Total tax fees	$0	$0

Freed Maxick CPAs, P.C. and associated entities fee total	$332,000	$133,300

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See the financial statements beginning on page 40.

(b) Exhibits:

Exhibit	No. Description

3.1	Certificate of Incorporation of the Company dated April 29, 1993 (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856)

3.2

Certificate of Amendment of Certificate of Incorporation dated December 31, 1997 (incorporated herein by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

3.3

Certificate of Amendment of Certificate of Incorporation dated February 3, 1999 (incorporated herein by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

3.4

Certificate of Amendment of Certificate of Incorporation dated February 28, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

3.5	By-Laws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).

4.1	Specimen Stock Certificate (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33-61856).

10.1	**2009 Stock Option Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.2	Form of Stock Option Agreement (incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File# 33- 61856).

10.3	Promissory Note dated August 13, 2003 in favor of Carle C. Conway (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

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

35

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

36

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

10.46	First Amendment to Stock Purchase Agreement, dated March 28, 2022, by and between Infinite Group, Inc. David A. Nelson, Jr. Living Trust, David A. Nelson, Jr., and Pratum, Inc.

10.47	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated March 31, 2022

10.48	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated March 31, 2022

10.49	Stock Purchase Agreement, dated April 12, 2022, by and between Infinite Group, Inc. and Talos Victory Fund, LLC

10.50	Promissory Note, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC

10.51	Warrant, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC

10.52	Warrant, issued April 12, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.53	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated June 30, 2022

10.54	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated June 30, 2022

10.55	Modification Agreement to Line of Credit Note and Agreement originally dated July 17, 2017 between the Company and Andrew Hoyen dated July 29, 2022

10.56	Loan Agreement between the Company and Celtic Bank dated August 8, 2022

10.57	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated September 6, 2022

10.58	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated September 6, 2022

10.59	Securities Purchase Agreement, dated November 23, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.60	Promissory Note, issued November 23, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.61	Warrant, issued November 23, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.62	Warrant, issued November 23, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.63	Amendment, dated November 23, 2022, to Promissory Note issued November 3, 2021, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.64	Amendment, dated November 23, 2022, to Promissory Note issued February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.65	Amendment, dated November 23, 2022, to Promissory Note issued May 27, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.66	Securities Purchase Agreement, dated February 3, 2023, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.67	Promissory Note, issued February 3, 2023, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.68	Warrant, issued February 3, 2023, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.69	Warrant, issued February 3, 2023, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.70	Amendment, dated February 3, 2023, to Promissory Note issued February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.71	Amended and Restated Line of Credit Note and Agreement, dated March 17, 2023, by and between Infinite Group, Inc. and James V. Leonardo

10.72	Letter Agreement, dated March 17, 2023, by and among Infinite Group, Inc., James Villa, James V. Leonardo and RES Exhibit Services, LLC

10.73	Risk Participation of ERC Claim Agreement, dated March 27, 2023, by and between Infinite Group, Inc. and 1861 Acquisition LLC

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

37

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

Infinite Group, Inc.

Date: May 9, 2023	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa	Chief Executive Officer	May 9, 2023
James Villa
(Principal Executive Officer)
/s/ Richard Glickman	VP Finance and Chief Accounting Officer	May 9, 2023
Richard Glickman
(Principal Financial and Accounting Officer)
/s/ Andrew Hoyen
Andrew Hoyen	President and Chief Operating Officer	May 9, 2023

/s/ Donald W. Reeve
Donald W. Reeve	Chairman of the Board	May 9, 2023

39

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2022

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Freed Maxick CPAs, P.C. - Firm ID 0317)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Infinite Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has total liabilities in excess of its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters arise from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.  We did not identify any critical audit matters during the current period audit.

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1995.

Rochester, New York

May 9, 2023

INFINITE GROUP, INC.
BALANCE SHEETS

	Years Ended December 31,
	2022	2021
ASSETS
Current assets:
Cash	$23,187	$99,432
Accounts receivable, net of allowances of $36,710 as of December 31, 2022 and $ 9,710 as of December 31, 2021, respectively.	406,005	727,297
Prepaid expenses and other current assets	144,218	218,821
Total current assets	573,410	1,045,550

Right of Use Asset Operating Lease, net	645,095	41,490
Property and equipment, net	19,996	41,138
Software, net	417,325	417,650
Deposits	10,144	6,937
Total assets	$1,665,970	$1,552,765

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,687,579	$536,863
Accrued payroll	386,289	425,839
Accrued interest payable	783,581	594,241
Accrued retirement	286,605	275,422
Deferred revenue	550,523	497,734
Accrued expenses other and other current liabilities	138,639	167,310
Operating lease liability - Short-term	76,826	42,347
Current maturities of long-term obligations	515,000	765,000
Current maturities of long-term obligations - related parties	385,000	190,000
Notes payable, net	1,572,857	383,824
Notes payable - related parties	229,000	229,000
Total current liabilities	6,611,899	4,107,580

Long-term obligations:
Notes payable:
Other	458,849	458,309
Related parties	886,876	1,084,765
Operating Lease liability - Long-term	572,560	0
Total liabilities	8,530,184	5,650,654

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 470,093 and 436,012 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	470	436
Additional paid-in capital	32,164,334	31,369,036
Accumulated deficit	(39,029,018)	(35,467,361)
Total stockholders' deficiency	(6,864,214)	(4,097,889)
Total liabilities and stockholders' deficiency	$1,665,970	$1,552,765

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenue	$7,003,404	$7,224,242
Cost of revenue	4,262,355	4,489,306
Gross profit	2,741,049	2,734,936

Costs and expenses:
General and administrative	2,488,937	2,159,378
Selling	2,591,623	1,983,127
Total costs and expenses	5,080,560	4,142,505

Operating income (loss)	(2,339,511)	(1,407,569)

Other income (expense)
Other income (loss)	(60,973)	120,505

Interest income	109	37
Interest expense:
Related parties	(91,944)	(72,455)
Other	(1,069,338)	(209,331)
Total interest expense	(1,161,282)	(281,786)

Total other income (expense)	(1,222,146)	(161,244)

Net loss	$(3,561,657)	$(1,568,813)

Net loss per share – basic and diluted	$(7.95)	$(3.91)

Weighted average shares outstanding – basic	447,870	401,637

Weighted average shares outstanding – diluted	447,870	401,637

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2021 and 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	387,492	$387	$30,792,391	$(33,898,548)	$(3,105,770)

Issuance of common stock	16,668	17	158,108	0	158,125
Exercise of stock options	31,852	32	98,898	0	98,930
Stock based compensation	0	0	117,587	0	117,587
Warrants issued	0	0	202,052	0	202,052
Net loss	0	0	0	(1,568,813)	(1,568,813)

Balance - December 31, 2021	436,012	436	31,369,036	(35,467,361)	(4,097,889)

Exercise of stock options	5,668	6	16,994	0	17,000
Stock based compensation	0	0	143,181	0	143,181
Warrants issued	0	0	635,151	0	635,151
Cashless exercise of warrants	26,894	27	(27)	0	0
Split Adjustments	1,519	1	(1)	0	0
Net loss	0	0	0	(3,561,657)	(3,561,657)

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,561,657)	$(1,568,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	143,181	117,587
Depreciation and amortization	240,923	186,379
Amortization of debt discount	637,879	51,891
Bad debt expense	27,000	9,000
Forgiveness of note payable and interest	0	(120,505)
Restructure of short term debt and interest	60,973	0
(Increase) decrease in assets:
Accounts receivable	(89,180)	217,529
Prepaid expenses and other assets	71,396	(64,213)
Increase (decrease) in liabilities:
Accounts payable	1,150,716	193,790
Deferred revenue	52,789	177,692
Accrued expenses	204,660	244,099
Accrued retirement	11,183	10,747
Net cash used by operating activities	(1,050,137)	(544,817)

Cash flows from investing activities:
Purchase of property and equipment	(969)	(13,506)
Capitalization of software development costs	(215,054)	(229,528)

Net cash used by investing activities	(216,023)	(243,034)

Cash flows from financing activities:
Proceeds from notes payable	1,737,552	403,200
Debt issuance costs	(242,297)	(25,160)
Proceeds from notes payable - related parties	0	578,000
Repayment of notes payable - short-term	(322,340)	0
Proceeds from the exercise of common stock options	17,000	98,930
Repayment of long-term obligations	0	(200,000)

Net cash provided by financing activities	1,189,915	854,970

Net (decrease) increase in cash	(76,245)	67,119

Cash - beginning of period	99,432	32,313

Cash - end of period	$23,187	$99,432

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$269,777	$84,203

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$635,151	$202,052
Settlement of accounts receivable, notes payable, and accrued interest	$322,500	$0
Common stock issued for prepaid consulting agreement	$0	$58,125
Right of use asset operating lease and lease liability	$691,010	$0

See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity industry. There were no significant sales from customers in foreign countries during 2022 and 2021. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating loss of $2,339,511 in 2022 and operating loss of $1,407,569 in 2021, net loss of $3,561,657 in 2022 and net loss of $1,568,813 in 2021, and stockholders’ deficiencies of $6,864,214 and $4,097,889 at December 31, 2022 and 2021, respectively. The Company has a working capital deficit of approximately $6.0 million at December 31, 2022.  These factors raise initial doubt about the entities ability to continue as a going concern.

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

The Company has applied for and expects approval of its ERTC application,  plans to issue stock, restructure certain debt and anticipates significant growth of business.

During the first quarter of 2022, the Company filed an S-1 for a public offering of $15 million of common stock and warrants, which was expected to be used for the Pratum acquisition and working capital needs. The public offering did not occur.  On June 15, 2022, the acquisition agreement was terminated, and the transaction did not close.

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

As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $36,710 for doubtful accounts was reasonably stated at December 31, 2022 ($9,710 – 2021).

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 11.1% at December 31, 2022) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the year ended December 31, 2022, the Company sold approximately $3,972,700 ($3,630,000 - 2021) of its accounts receivable to the Purchaser. As of December 31, 2022, approximately $228,000 ($148,000 - 2021) of these receivables remained outstanding. Additionally, as of December 31, 2022, the Company had $144,000 available under the financing line with the financial institution ($66,000 - 2021). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $22,760 at December 31, 2022 ($14,816 - 2021) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $52,200 for the year ended December 31, 2022 ($34,200 - 2021). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of December 31, 2022, there is $894,027 of costs capitalized and $472,702 of accumulated amortization ($678,973 and $261,323, respectively, in 2021). During the year ended December 31, 2022 there was $215,379 of amortization expense recorded ($166,783 in 2021). $49,616 is not subject to amortization at December 31, 2022.  Future amortization is expected to be $367,708 at a rate of $196,468, $114,687, and $56,553 for the years, 2023, 2024 and 2025 respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $46,489 and $153,600 during the years ended December 31, 2022 and 2021, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2022 and 2021.

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

The Company sells licenses of Nodeware and third-party software, principally Webroot. The majority of customers are invoiced monthly at fixed rates for license fees and revenue is recognized over time.

The Company’s total revenue recognized from contracts from customers was comprised of two major services in 2022, down from three major sources in 2021. Managed support services and Cybersecurity projects including software, continue to constitute our major revenue sources for 2022, while Other IT consulting services are no longer a major source of revenue. The categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at December 31, 2022 or 2021 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2022	2021
Managed support services	$4,442,236	$4,325,067
Cybersecurity projects and software	2,561,168	2,780,175
Other IT consulting services	0	119,000
Total sales	$7,003,404	$7,224,242

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

•	Nodeware and Webroot software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements. Substantially all payments are electronically billed, and the billed amounts are paid to the Company instantaneously via an online payment platform. If payments are made in advance, revenues related to the term associated with our software licenses is recognized ratably over the contractual period.

•	Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our standalone selling price.

•	Cybersecurity assessments, testing and CISO services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied. If the contract has multiple performance obligations, the revenue is recognized when the performance obligations are satisfied. Depending on the nature of the service, the amounts recognized are either based on an allocation of the transaction price to each performance obligation based on a relative standalone selling price of the products sold.

•	In substantially all Cybersecurity agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is recognized. For the year ended December 31, 2022, we recognized revenue of approximately $498,000 that was included in the deferred revenue liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is approximately $540,000.

Other IT consulting services

Other IT consulting services consists of services such as project management and general IT consulting services. We terminated this service in 2021.

•

We generated revenue via fixed price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. The revenues are recognized at time of service.

During 2022, sales to one client, including sales under subcontracts for services to several entities, accounted for 63.4% of total sales (59.6% - 2021) and 26.5% of accounts receivable at December 31, 2022 (15.6% - 2021).

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2018 through 2022 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2022 and 2021:

	Years Ended December 31,
Numerator for basic and diluted net income per share:	2022	2021

Net income (loss)	$(3,561,657)	$(1,568,813)
Basic and diluted net income (loss) per share	$(7.95)	$(3.91)

Weighted average common shares outstanding
Basic shares	447,870	401,637
Diluted shares	447,870	401,637

Anti-dilutive shares excluded from net income (loss) per share	415,534	301,651

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive because the exercise or conversion prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Reclassifications -The Company reclassifies amounts in its prior year financial statements to conform to the current year’s presentation.

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

Recently Adopted Accounting Guidance

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. Adoption of the new standard did not materially impact the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2022	2021
Software	3 years	$72,834	$72,834
Equipment	3 to 10 years
		156,603	155,635
Furniture and fixtures	5 to 7 years	17,735	17,735
		247,172	246,204
Accumulated depreciation		(227,176)	(205,066)

		$19,996	$41,138

Depreciation expense was $22,110 and $20,567 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5. - NOTES PAYABLE - CURRENT

Notes payable consist of:

	December 31,
	2022	2021
Demand note payable, 10%, secured by software (A)	$12,500	$12,500
Convertible promissory note, 8%, (B)	240,902	448,000
Convertible promissory note, 8%, (C)	370,000	0
Convertible promissory note, 8%, (D)	262,453	0
Convertible promissory note, 8%, (E)	355,000	0
Convertible promissory note, 8%, (F)	566,000	0
Financing arrangement on certain accounts receivable (G)	75,838	0
Convertible notes payable, 6% (H)	150,000	150,000
	$2,032,693	$610,500
Less: Deferred financing costs (C,D,E,F)	112,000	58,300
Debt discounts - warrants (C,D,E,F)	347,836	168,377
	$1,572,857	$383,823

(A)	Demand Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software.

(B)	Convertible promissory note, 8%, due November 3, 2022 – During 2021, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $44,800 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $53,760 were due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $44,800 as noted above, paid a finder’s fee of $20,160, and the lender’s legal fees of $5,000. These deferred financing fees were amortized ratably through October 2022. The Company did not meet the monthly payment obligations; however, on November 23, 2022, the lender waived the default provisions as of November 23, 2022 and extended the maturity date to March 31, 2023 as part of an amendment which increased the balance of the note by $140,000 and the Company repaid the $140,000 five days later. As of the filing date, the Company did not pay off the note. The lender could trigger the default provisions.

(C)	Convertible promissory note, 8%, due February 15, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $37,000 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $44,400 were due beginning June 16, 2022, and each month thereafter with the final payment due on February 15, 2023. In February 2023, the due date was extended to May 30, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $37,000 as noted above, paid a finder’s fee of $14,650, and the lender’s legal fees of $3,000. These deferred financing fees are being amortized ratably through February 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions on February 2, 2023 through February 2, 2023. On February 5, 2023, the lender extended the maturity date to May 30, 2023 as part of an amendment and the Company owed $200,000 by March 31, 2023 or an additional $30,000 would be added to the balance. The Company paid $200,000 of the existing balance on April 3, 2023 and the lender waived the $30,000.

(D)	Convertible promissory note, 8%, due April 12, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $29,600 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $35,520 were due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $29,600 as noted above, paid a finder’s fee of $11,320, and the lender’s legal fees of $5,000. These deferred financing fees are being amortized ratably through April 2023. The Company did not meet the monthly payment obligations; however, the lender accepted a settlement for principal and accrued interest in April 2023 for $200,000. The debt was forgiven at that time and approximately $98,000 will be recorded as forgiveness of debt in 2023.

(E)

Convertible promissory note, 8%, due May 26, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $35,500 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $42,600 were due beginning September 27, 2022, and each month thereafter with the final payment due on May 26, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note.  Amounts due under the Loan are subject to a 15% penalty in the event of a default.  The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $35,500 as noted above, paid a finder’s fee of $15,975, and the lender’s legal fees of $3,500. These deferred financing fees are being amortized ratably through May 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions through November 2022.  However, the Company was in default as of December 31, 2022 and as of the filing date and the lender could trigger the default provisions.

(F)	Convertible promissory note, 8%, due November 22, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $566,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note is recorded net of a $56,600 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $67,920 were due beginning March 23, 2023, and each month thereafter with the final payment due on November 22, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $3.55 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the Promissory Note, the Company accepted an original discount on the Promissory note of $56,600 as noted above, paid a finder’s fee of $14,000, and the lender’s legal fees of $5,000. These deferred financing fees are being amortized ratably through November 2023. The Company did not make the first monthly payment. As of the filing date, the lender could trigger the default provisions.

(G)	Financing arrangement on certain accounts receivable - During 2022, the Company entered into a financing arrangement. Pursuant to the financing arrangement, the lender agreed to lend the Company $139,400 with a one--time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the financing arrangement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher. As of December 31, 2022, the outstanding balance was $75,838. Subsequent payments shall also consist of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the lender’s Loan Agreement.

(H)

Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2022, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2021) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $3.75 per share. The Notes bear interest at 6.0% and is past due. The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Notes payable - related parties consist of:
	December 31,
	2022	2021
Demand notes payable to director, 6%, unsecured	$130,000	$130,000
Demand note payable to employee, 6% unsecured	50,000	50,000
Demand notes payable to officer and director, 6%, unsecured	37,000	37,000
Demand note payable to officer and director, 6%, unsecured	12,000	12,000
	$229,000	$229,000

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:

	December 31,
	2022	2021
2016 note payable, 6%, unsecured, due December 31, 2021 (A)	$0	$500,000
2022 note payable, 10%, unsecured, due September 30, 2023 (B)	250,000	0
Note payable, 10%, secured, due January 1, 2018 (C)	265,000	265,000
Convertible term note payable,12%, secured, due January 1, 2024 (D)	175,000	175,000
2020 note payable, 6%, unsecured, due August 24, 2024 (E)	166,473	166,473
Convertible term note payable,7%, secured, due January 1, 2024 (F)	100,000	100,000
Convertible notes payable, 6%, due January 1, 2024 (G)	9,000	9,000
Accrued interest due after 2021(H)	8,376	7,836

	973,849	1,223,309
Less: current maturities	515,000	765,000

	$458,849	$458,309

(A)  2016 note payable, 6%, unsecured, due December 31, 2021 - On March 14, 2016, the Company entered into an unsecured financing agreement with a third-party lender. At December 31, 2016, the Company was obligated for $500,000. Borrowings bear interest at 6% with interest payments due quarterly. Principal was due on December 31, 2021 and is now past due. Principal and interest may become immediately due and payable upon the occurrence of customary events of default. In consideration for providing the financing, the Company paid the lender a fee of 33,334 shares of its common stock valued at $37,500 on the date of the agreement based upon the closing bid quotation of its common stock on the OTC Bulletin Board on that date. These deferred financing costs are recorded as a reduction of the principal owed and are amortized over the life of the debt. The balance of the note payable was $467,225 at December 31, 2016 consisting of principal due of 500,000 offset by deferred financing costs of $32,775. As of December 31, 2021, the balance was $500,000. This debt was amended by a new note effective as of October 1, 2022 (see Note (B) below). The effect of the transaction was the reduction of accounts receivable by $383,473; the reduction of debt of $250,000, the reduction of accrued interest payable by $72,500 and a non-operating loss of $60,973.

(B)  2022 note payable, 10%, unsecured, due September 30, 2023 - On March 17, 2023, the Company, entered into an Amended and Restated Line of Credit Note and Agreement effective as of October 1, 2022, which amended and restated the “2016 Note” (see Note (A) above). The note has a principal amount of $250,000 and accrues interest on the unpaid principal amount at a rate of ten percent (10%) per annum. Under the terms of the note, the Company agreed to make a one-time payment of $16,667 for interest accrued on the 2016 Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023. If an event of default occurs, the Company has 30 days to cure from the date on which the lender has provided the Company with written notice specifying the event of default.

(D)  Convertible term note payable, 12%, secured, due January 1, 2024 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and was due, as modified on August 31, 2018 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $18.75 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company.

(E)  2020 note payable, 6%, unsecured, due August 24, 2024 - The Company entered into a promissory note agreement dated August 24, 2020 with a third-party lender. The note represents the negotiated amount owed due to the lender after a payment in the amount of $550,000 was made to settle previous notes and interest held by the Lender. The principal amount of the new note is $166,473. This note becomes due on August 24, 2024.

(F)  Convertible term note payable, 7%, secured, due January 1, 2024 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note’s principal is convertible at the option of the holder into shares of the Company’s common stock at $7.50 per share, which was the price of the Company’s common stock on the closing date of the agreement.

(G)  Convertible notes payable, 6%, due January 1, 2024 - The Company has a note payable to a former related party in the amount of $9,000. The note’s maturity was extended to January 1, 2024 from January 1, 2021. In consideration for this extension, the Company agreed to issue the borrower 25,000 options with a 3-year term to purchase common stock of Infinite Group Inc. exercisable at $7.50 per share. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share. The note bears interest at 6% at December 31, 2022 and December 31, 2021. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2023 was 8.75% (January 1, 2022 – 6%).

(H)  Accrued interest due after 2021 – The accrued interest for items (F) and (G) above is not due until the due date of the respective loan.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2022	2021
Note payable, up to $500,000, 7.5%, due August 31, 2026 (A)	$499,000	$499,000
2020 Note payable, 6%, due January 1, 2024 (B)	328,000	328,000
Convertible notes payable, 6% (C)	146,300	146,300
Convertible note payable, 7%, due June 30, 2023 (D)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (E)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (F)	70,000	70,000
Accrued interest due after 2022 (G)	113,576	116,465
	$1,271,876	$1,274,765
Less current maturities	385,000	190,000
	$886,876	$1,084,765

(A)   Note payable of up to $500,000, 7.5%, due August 31, 2026 - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019, $50,000 during the year ended December 31, 2020, and $249,000 during the year ended December 31, 2021 which remains outstanding at December 31, 2022.

(B)  2020 Note payable, 6%, due January 1, 2024 - On December 30, 2020, the Company entered into a promissory note agreement with a member of its Board. The interest payments are due quarterly. First payment to be made on April 1, 2021 and every three (3) months thereafter until the note is retired. No interest payments were made in 2022. A principal payment of two hundred thousand dollars ($200,000.00) are to be made on January 1, 2023 and a balloon payment of $128,000 on January 1, 2024. The due dates are currently being negotiated.

(C)  Convertible notes payable, 6% - The Company has a note payable to a related party of $146,300 maturing on January 1, 2024. This note’s maturity date was extended from January 1, 2020. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share, subject to certain limitations. The notes bear interest at 6% at December 31, 2022 The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2023 was 8.75% (6% in 2022).

The Company executed  collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

(D)  Convertible note payable, 7%, due June 30, 2023 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $7.50 per share. In 2019, the Company officer extended the due date to June 30, 2023.

(E)  Note payable, $100,000 line of credit, 6%, unsecured - On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 31, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option was exercised in 2022.

(F)  Note payable, $75,000 line of credit, 6%, unsecured - On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option expired on January 2, 2023.

(G)  Accrued interest due after 2023 – The accrued interest for item (C) above is not due until the due date of the loan.

 Long-Term Obligations

As of December 31, 2022, minimum future annual payments of long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2023	$1,111,083	$0	$1,111,083
2023	2,033,930	459,884	1,574,046
2024	863,453	0	863,453
2025	0	0	0
2026	499,000	0	499,000
Total long-term obligations	$4,507,466	$459,884	$4,047,582

NOTE 7. - STOCK AND STOCK OPTION PLANS

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $0.01 per share. As of December 31, 2022, and 2021, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plan adopted in 2005, which has authority to grant options to purchase up to an aggregate of 53,334 common shares at December 31, 2022 and 2021.  There are 0 shares available for grant at December 31, 2022.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 48,894 common shares at December 31, 2022 and 2021. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan. As this plan has expired, there are 0 shares available for grant at December 31, 2022.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares.  As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2022. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

2020 Plan - During 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares. As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2022.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

2021 Plan – During 2021, the Company’s Board approved the 2021 Equity Incentive Plan, which was subsequently approved by the shareholders on January 26, 2022.  The 2021 plan replaces the 2019 and 2020 plans, and grants options to purchase  up to an aggregate of (a) 60,000, plus (b) any shares of common stock that are subject to options granted under the prior plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the prior plans on or after January 26, 2022, plus (c) any shares of common stock that are subject to options granted under the prior plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the prior plans on or after January 26, 2022.  There are 62,767 shares available for granting under this plan as of December 31, 2022.

NOTE 8. - STOCK OPTION AGREEMENTS AND TRANSACTIONS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Most options expire from five to ten years after the grant date.

Option Agreements - The Company’s Board approved stock option agreements with consultants, an employee for a performance-based award, and a member of the Board of which options for an aggregate of 27,354 common shares are outstanding at December 31, 2022 with an average exercise price of $12.04 per share. At December 31, 2022, options for 9,354 shares are vested as the performance based award has been reached.

On April 6, 2021, the Company granted a stock option to purchase a total of 2,667 common shares at an exercise price of $14.438 per share to a former executive of the Company who consults with the Company. The individual forfeited an option grant of 6,307 common shares from the 2009 Plan.

On April 19, 2021, the Company issued 10,000 performance-based stock options at $18.375 per share to an executive of the Company. Certain revenue targets must be made to grant the options in three tranches of 3,333, 3,333, and 3,334 shares each. The unrecognized compensation expense for these options is approximately $135,800 at December 31, 2021, and has been fully recognized as of December 31, 2022.

The remaining stock options issued during the year ended December 31, 2021 included in the table below relate to options issued to employees as compensation expense.

All stock options issued in 2022 were issued to employees as compensation expense.

On July 29, 2022, an executive officer exercised 5,334 options at a price of $3.00 per share.

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

The following assumptions were used for the years ended December 31, 2022 and 2021

	2022	2021

Risk free interest rate	1.26% to 3.35%	0.16% to 0.64%

Expected dividend yield	0%	0%

Expected stock price volatility	110% to 130%	100% to 140%

Expected life of options	2.75 years	1.25 to 5.25 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2021 and 2022

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value

Outstanding at December 31, 2020	165,768	$3.98
Granted	23,429	$15.98
Exercised	(31,858)	$2.78
Expired	(600)	$7.13
Forfeited	(13,312)	$7.20
Outstanding at December 31, 2021	143,427	$5.85	2.8 years	289,700
Granted	1,403	$9.48
Exercised	(5,668)	$3.00
Expired	(7,373)	$4.87
Outstanding at December 31, 2022	131,789	$6.05

Vested or expected to vest at December 31, 2022	131,789	$6.05	2.8 years	289,700

Exercisable at December 31, 2022	131,655	$6.04	2.8 years	289,700

At December 31, 2022, there was approximately $1,428 of total unrecognized compensation cost related to outstanding non-vested options.  The balance was $135,800 at December 31, 2021.

The weighted average fair value of options granted was $9.48 and $15.98 per share for the years ended December 31, 2022 and 2021, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 9. – WARRANTS

On November 3, 2021, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 18,667 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $181,900 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).  During 2022, the Lender initiated a cashless exercise of this warrants for 11,470 shares.

On November 3, 2021, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $20,160 and issued a 5-year warrant to purchase 2,135 shares of Company common stock at a fixed price of $14.40 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $20,200 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On February 15, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 12,334 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $131,600 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5). During 2022, the Lender initiated a cashless exercise of this warrants for 9,362 shares.

On February 15, 2022, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $14,650 and issued a 5-year warrant to purchase 1,619 shares of Company common stock at a fixed price of $14.40 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $16,700 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On April 12, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued Talos Victory Fund, LLC (the “Lender”) a 5-year warrant to purchase 9,867 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $74,000 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).  During 2022, the Lender initiated a cashless exercise of this warrants for 6,062 shares.

On April 12, 2022, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $11,320 and issued a 5-year warrant to purchase 1,295 shares of Company common stock at a fixed price of $14.40 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $9,200 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On May 27, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 11,834 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $113,400 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On May 27, 2022, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $15,975 and issued a 5-year warrant to purchase 1,554 shares of Company common stock at a fixed price of $14.40 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $14,200 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On November 23, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 110,000 shares of Company common stock at a fixed price of $3.55 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $257,400 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

On November 23, 2022, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $14,000 and issued a 5-year warrant to purchase 8,371 shares of Company common stock at a fixed price of $4.26  per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $18,600 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

NOTE 10. – INCOME TAXES

The components of income tax expense (benefit) consists of the following:

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $9,300,000 ($8,500,000 - 2021) and various state net operating loss carryforwards of approximately $6,700,000 ($4,900,000 - 2021). Approximately $4,800,000 of these carryforwards can be carried forward indefinitely, while the remaining carryforwards expire from 2023 through 2042. These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2022, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards in the amount of approximately $2,538,000 ($2,238,000 - 2021), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company’s temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
Deferred tax assets (liabilities):	2022	2021

Net operating loss carryforwards	$2,187,000	$1,956,000
Operating Lease ROU	(158,000)	(10,000)
Operating Lease Liability	159,000	10,000
Property and Equipment	47,000	(14,000)
Reserves and accrued expenses payable	303,000	296,000
Gross deferred tax asset	2,538,000	2,238,000
Deferred tax asset valuation allowance	(2,538,000)	(2,238,000)

Net deferred tax asset	$0	$0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2022	2021

Statutory U.S. federal tax rate	21.00%	21.00

Change in valuation allowance	(8.40)	(20.70)
Net operating loss carryforward expiration	(11.10)	(5.90)
State taxes	2.00	3.00
Original Issue Discount	(3.30)	0.00
Stock-based compensation	(0.10)	1.10
Forgiveness of PPP Loan	0.00	1.60
Other permanent non-deductible items	(0.10)	(0.10)

Effective income tax rate	0.00%	0.00%

NOTE 11. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $286,605 and $275,422, as of December 31, 2022 and 2021, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2022, 401(k) employee contribution limits are $20,500 plus a catch-up contribution for those over age 50 of $6,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2022 or 2021.

NOTE 12. - LEASE

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029. Rent due is $118,487 annually during the first year of the lease term, and increases by 2.0% annually thereafter.

Upon entering the lease agreement, the Company recognized a right-of-use asset of $691,009 and a lease liability of $691,009.

Supplemental balance sheet information related to the operating lease was as follows:

December
31,2022
Right of use asset – lease, net	$645,095
Operating lease liability - short-term	$76,826
Operating lease liability - long-term	572,560
Total operating lease liability	$649,386

Discount rate - operating lease	7.0%

NOTE 13. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of approximately $185,000 at December 31, 2022 ($107,000 - 2021). An additional $114,000 (approximately) of accrued interest to related parties is due to paid after 2022.

NOTE 14. - SUBSEQUENT EVENTS

Mast Hill Loan #5 - On February 3, 2023, Infinite Group, Inc. (the “Company”), as borrower, entered into a financing arrangement (the “Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $118,000.00, which bears interest at a rate of eight percent (8%) per annum, less $11,800.00 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 100% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan and similar loans between the Company and Lender entered into on November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022, respectively.

J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $3,100.00 (2.92% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 3,098 shares of Company common stock at a fixed price of $2.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

ERC Claim and Loan – In January 2023, the Company filed for the Employee Retention Credit (“ERC”) for $1,662,698.  The ERC is a refundable tax credit for businesses that continued to pay employees while sustaining a full or partial suspension of operations limiting commerce, travel or group meetings due to COVID-19 pandemic and orders from an appropriate governmental authority or had significant declines in gross receipts from March 13, 2020 to September 30, 2021. The Company sustained a partial suspension of operations during this time due to governmental orders.  Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates.  The Company did not record the calculated quarterly credits as income at December 31, 2022 because as of December 31, 2022 it was not reasonably certain the amounts would be collected.

On March 29, 2023, Company, as seller, received $1,330,464 as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated March 27, 2023 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer”). On April 21, 2023, the Company received an additional $82,830 from the Buyer which was held in escrow.

The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the third (3rd) and fourth (4th) quarters of 2020, and the first (1st), second (2nd) and third (3rd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $1,662,698 (“Transferred Interests”). Notwithstanding anything to the contrary contained in the Agreement, (i) the relationship between Company and Buyer under the Agreement with respect to the Transferred Interests is that of seller and purchaser, with the Company having irrevocably transferred to Buyer the right to receive from the Company 100% of the monies or property received by the Company with respect to the Tax Refund Claim in exchange for the Purchase Price, and (ii) the Agreement shall not constitute an assignment or transfer or agreement to assign or transfer all or any part of the Company’s legal title in and to the Tax Refund Claim.

Amended and Restated Line of Credit Note - On March 17, 2023, the Company, as borrower, entered into an Amended and Restated Line of Credit Note and Agreement (the “New Note”) effective as of October 1, 2022, which amended and restated that certain Line of Credit Note and Agreement dated March 14, 2016 (the “Original Note”) by and between the Company and James V. Leonardo (the “Holder”). The New Note has a principal amount of $250,000 (the ‘Principal Amount”) and accrues interest on the unpaid Principal Amount at a rate of ten percent (10%) per annum. Also on March 17, 2023, James Villa, the Company’s Chief Executive Officer, entered into a personal guarantee with the Holder to personally guarantee the obligations of the Company under the New Note.

Under the terms of the New Note, the Company has agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023.

                Revised Financing Arrangement - During March 2023, the Company entered into a revised financing arrangement with Celtic Bank that originally loaned the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552 in 2022. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264.  The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement.  The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024.

Payoff of Related Party Note - On April 11, 2023 the Company paid off the $30,000 demand note dated September 16, 2021 with Donald W. Reeve. Interest paid at that time was $2,891.

Extinguishment of Convertible Promissory Note - On April 12, 2023, the Company entered into an agreement with Talos Victory Fund to accept final payment in the amount of $200,000 on the convertible promissory note dated April 12, 2022.  The debt was forgiven at that time and approximately $98,000 will be recorded as forgiveness of debt.

