Form 10-Q
period 2023-03-31
INFINITE GROUP INC
filed 2023-05-19
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2023

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

The Registrant had 496,608 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 8, 2023.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2023

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash	$981,096	$23,187
Accounts receivable, net of allowances for expected credit losses of $31,100 as of March 31, 2023 and $36,710 as of December 31, 2022, respectively	378,385	406,005
Prepaid expenses and other current assets	471,069	144,218
Total current assets	1,830,550	573,410
Right of Use Asset Operating Lease, net	624,892	645,095
Property and equipment, net	16,845	19,996
Software, net	417,919	417,325
Deposits	10,144	10,144
Total assets	$2,900,350	$1,665,970

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,841,881	$1,687,579
Accrued payroll	297,906	386,289
Accrued interest payable	1,170,300	783,581
Accrued retirement	289,471	286,605
Deferred revenue	588,503	550,523
Accrued expenses other and other current liabilities	197,443	138,639
Current maturities of long-term obligations	799,000	515,000
Operating lease liability - Short-term	78,774	76,826
Current maturities of long-term obligations - related parties	659,300	385,000
Notes payable, net	1,801,950	1,572,857
Notes payable - related parties	229,000	229,000
Short-term obligation	1,413,294	0
Total current liabilities	9,366,822	6,611,899

Long-term obligations:
Notes payable:
Other	166,473	458,849
Related parties	499,000	886,876
Operating lease liability - long-term	552,247	572,560
Total liabilities	10,584,542	8,530,184

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 476,608 and 470,093 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively.	477	470
Additional paid-in capital	32,298,320	32,164,334
Accumulated deficit	(39,982,989)	(39,029,018)
Total stockholders' deficiency	(7,684,192)	(6,864,214)
Total liabilities and stockholders' deficiency	$2,900,350	$1,665,970

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$1,763,993	$1,667,070
Cost of revenue	966,206	1,121,240
Gross profit	797,787	545,830

Costs and expenses:
General and administrative	531,645	612,818
Selling	693,110	638,790
Total costs and expenses	1,224,755	1,251,608

Operating loss	(426,968)	(705,778)

Interest expense
Interest expense:
Related parties	(26,945)	(23,414)
Other	(500,058)	(139,042)
Total interest expense	(527,003)	(162,456)

Net loss	$(953,971)	$(868,234)

Net loss per share basic and diluted	$(2.02)	$(1.99)

Weighted average shares outstanding basic	471,396	436,012

Weighted average shares outstanding diluted	471,396	436,012

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2023 and 2022

Three Months Ended March 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	0	0	26,159	0	26,159
Warrants issued	0	0	107,834	0	107,834
Cashless exercise of warrants	6,515	7	(7)	0	0
Net loss	0	0	0	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

Three Months Ended March 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	436,012	$436	$31,369,036	$(35,467,361)	$(4,097,889)

Stock based compensation	0	0	923	0	923
Warrants issued	0	0	148,334	0	148,334
Net loss	0	0	0	(868,234)	(868,234)

Balance - March 31, 2022	436,012	$436	$31,518,293	$(36,335,595)	$(4,816,866)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(953,971)	$(868,234)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	26,159	923
Depreciation and amortization	67,918	58,495
Amortization of debt discount	209,204	93,478
Bad debt recovery	(5,610)	0
(Increase) decrease in assets:
Accounts receivable	116,060	60,943
Prepaid expenses and other assets	(326,851)	(21,222)
Increase (decrease) in liabilities:
Accounts payable	154,301	323,829
Deferred revenue	37,980	(4,558)
Accrued expenses	235,188	145,400
Accrued retirement	2,866	2,754
Net cash used by operating activities	(436,756)	(208,192)

Cash flows from investing activities:
Purchase of property and equipment	(2,099)	0
Sales of ERC claim	1,330,464	0
Capitalization of software development costs	(61,423)	(51,979)

Net cash provided (used) by investing activities	1,266,942	(51,979)

Cash flows from financing activities:
Proceeds from notes payable	257,645	370,000
Debt issuance costs	(45,931)	(54,650)
Repayments of note payable-short-term	(83,991)	(49,766)

Net cash provided by financing activities	127,723	265,584

Net increase in cash	957,909	5,413

Cash - beginning of period	23,187	99,432

Cash - end of period	$981,096	$104,845

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$66,159	$25,711

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$107,834	$148,334
Common stock issued via exercise of warrant	$7	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2022 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $953,971 and $868,234 for the three months ended March 31, 2023 and 2022, respectively, and stockholders’ deficiencies of $7,684,192 and $6,864,214 at March 31, 2023 and December 31, 2022, respectively. The Company has a working capital deficit of approximately $7.5 million at March 31, 2023.

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

The Company plans to issue stock, restructure certain debt and anticipates significant growth of business.

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

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow..

As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year of issuance of the financial statements.

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2022 presents a summary of significant accounting policies as included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2023 or 2021 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended
	March 31,
	2023	2022
Managed support services	1,126,797	1,089,008
Cybersecurity projects	322,064	326,461
Software	315,132	251,601
Total Revenue	1,763,993	1,667,070

Managed support services

Managed support services consist of revenue primarily from our subcontracts with Peraton for services to its end clients, principally a major establishment of the U.S. Government for which we manage one of the nation’s largest physical and virtual Microsoft Windows environments.

We generate revenue primarily from these subcontracts through fixed price service and support agreements. Revenues are earned and billed weekly and are generally paid within 45 days. The revenues are recognized at time of service.

Cybersecurity projects

Cybersecurity projects includes performing cybersecurity assessments, testing and consulting as a CISO (Chief Information Security Officer).

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

Software

Software revenue includes the selling of licenses of Nodeware® and third-party software, principally Webroot™.

Nodeware and Webroot software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For Webroot, substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements. The majority of Webroot billing is electronic, and those billed amounts are paid to the Company instantaneously via an online payment platform. For Nodeware, billings generally occur annually or monthly in advance of services for clients with recurring subscriptions.  In some instances, billing is made monthly in arrears based on actual consumption in the prior month.  For payments made in advance, revenue related to the term associated with our software licenses is recognized ratably over the contractual period.

We generate revenue via fixed price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. The revenues are recognized at time of service.

Based on historical experience, the Company believes that collection is reasonably assured.

During the three months ended March 31, 2023, sales to one client, including sales under subcontracts for services to several entities, accounted for 64% of total sales (65% in 2022) and 37% of accounts receivable at March 31, 2023 (27% at December 31, 2022).

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

Recently Adopted Accounting Guidance- In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this new accounting standard increased the reserve by approximately $21,600 which was deemed immaterial to adjust beginning accumulated deficit.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 11.35% at March 31, 2023) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2023, the Company sold approximately $1,090,000 ($974,000 – March 31, 2022) of its accounts receivable to the Purchaser. As of March 31, 2023, approximately $261,000 ($228,000 - December 31, 2022) of these receivables remained outstanding. Additionally, as of March 31, 2023, the Company had $101,000 available under the financing line with the Purchaser ($144,000 at December 31, 2022). After deducting estimated fees, allowance for bad debts and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $26,000 at March 31, 2023 ($23,000 at December 31, 2022), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $14,672 for the three months ended March 31, 2023 ($10,111 – March 31, 2022). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of March 31, 2023, there was $955,449 of costs capitalized ($894,027 as of December 31, 2022) and $537,531 of accumulated amortization ($472,702 as of December 31, 2022). During the three months ended March 31, 2023, there was $64,484 of amortization expense recorded ($53,402 in 2022). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three months ended March 31, 2023, there was approximately $6,600 of labor amounts expensed related to these development costs ($7,800 in 2022).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended March 31, 2023 and 2022, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $205,000 and $178,600, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of March 31, 2023, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $966,000. The Company expects to recognize all of this revenue over the next 12 months.

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

                Revised Financing Arrangement - During March 2023, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552 in 2022. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264.  The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement.  The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024.

Extinguishment of Convertible Promissory Note- On April 12, 2023, the Company entered into an agreement with Talos Victory Fund to accept final payment in the amount of $200,000 on the convertible promissory note dated April 12, 2022.  The debt was forgiven at that time and approximately $98,000 will be recorded as forgiveness of debt.

Obligations in Default– As of March 31, 2023, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, May 31, 2022, and November 23, 2022.  Per the arrangements, the Company has accrued approximately $217,000 in default and penalty interest expense in the quarter ended March 31, 2023.

Note 8. Short-term Obligation

ERC Claim and Risk Participation Agreement – In January 2023, the Company filed for the Employee Retention Credit (“ERC”) for $1,662,698.  The ERC is a refundable tax credit for businesses that continued to pay employees while sustaining a full or partial suspension of operations limiting commerce, travel or group meetings due to COVID-19 pandemic and orders from an appropriate governmental authority or had significant declines in gross receipts from March 13, 2020 to September 30, 2021. The Company sustained a partial suspension of operations during this time due to governmental orders.  Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates.  The Company did not record the calculated quarterly credits as income at December 31, 2022 because as of December 31, 2022 it was not reasonably certain the amounts would be collected.

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

In the event that the IRS disallows all or a portion of the ERC, the Buyer has the demand right to put all or a part of the disallowed portion back to the Company at a price equal to 85% of the impaired amount, plus interest at 10% per annum, calculated from the date of March 27, 2023 until payment is made.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted net loss per share:
Net loss	$(953,971)	$(868,234)
Basic and diluted net loss per share	$(2.02)	$(1.99)

Weighted average common shares outstanding
Basic and diluted shares	471,396	436,012

Anti-dilutive shares excluded from net loss per share calculation	505,864	315,549

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 10. Stock Option Plans and Agreements

At the annual meeting of stockholders of the Company held on January 26, 2022; the Company’s stockholders voted to approve the Company’s 2021 Equity Incentive Plan (“2021 Plan”). The maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan will be (a) 60,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.

The Company has approved stock options plans and agreements covering up to an aggregate of 249,113 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 47,600 options were granted for the three months ended March 31, 2023. 134 options were granted for the three months ended March 31, 2022. The following assumptions were used for the three months ended March 31, 2023:

Risk-free interest rate	3.57% - 3.98%
Expected dividend yield	0%
Expected stock price volatility	110%
Expected life of options (years)	2.75

The Company recorded expense for options issued to employees and independent service providers of $26,159 and $923 for the three months ended March 31, 2023 and 2022, respectively.

32,600 options vested during the three months ended March 31, 2023.

The Company issued 15,000 performance-based stock options during 2023 at $1.17 per share to an executive of the Company. Certain bookings targets must be made for the options to vest. The unrecognized compensation expense for these options is approximately $13,000 at March 31, 2023.

A summary of all stock option activity for the three months ended March 31, 2023 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2022	131,789	$6.03
Granted	47,600	1.20
Expired	(5,334)	3.00
Outstanding at March 31, 2023	174,055	$4.82	3.1 years	$0

At March 31, 2023- vested or
expected to vest	158,921	$5.16	2.9 years	$0
Exercisable	158,921	$5.16	2.9 years	$0

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029. Rent due is $118,487 annually during the first year of the lease term, and increases by 2.0% annually thereafter.

Upon entering the lease agreement, the Company recognized a right-of-use asset of $691,009 and a lease liability of $691,009.

Supplemental balance sheet information related to the lease on March 31, 2023 and December 31, 2022 is as follows:

		March 31,	December 31,
Description	Classification	2023	2022

Right of Use Asset – Lease, net	Other assets (non-current)	$624,892	$645,095

Operating Lease liability – Short-term	Accrued liabilities	78,774	76,826
Operating Lease liability – Long-term	Other long-term liabilities	552,247	572,560
Total operating lease liability		$631,021	$649,386

Discount rate – operating lease			7.0%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable is amounts due to related parties of approximately $323,000, at March 31, 2023 ($185,000 at December 31, 2022).

Note 13. Subsequent Events

Extinguishment of Convertible Promissory Note- On April 12, 2023, the Company entered into an agreement with Talos Victory Fund to accept final payment in the amount of $200,000 on the convertible promissory note dated April 12, 2022.  The debt was forgiven at that time and approximately $98,000 will be recorded as forgiveness of debt.

Payment to Board Member– On April 11, 2023, the Company paid off a demand note to one board member.  The payment was for $30,000 plus $2,891 of accrued interest.

Escrow Payment Received–  On April 21, 2023 the Company received the $82,830 from 1861 Acquisition LLC which was held in escrow as part of the Risk Participation Agreement, dated March 27, 2023.

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

During 2023, our managed support services, cybersecurity projects and software revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are continuing to adapt our operations to meet the challenges of these changing priorities.  While employees at our headquarters are physically present in the office, other locations have had to go fully remote due to the changing nature of IT work during the pandemic.  Our sales and marketing expenses increased significantly during the first quarter of 2023, and we expect these expenses to continue to grow. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

As part of these software and service offerings we:

Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 channel partners across North America;

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

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary to support our Nodeware solution and continued software development. Cyberlabs’ overarching mission is to drive sales of our Nodeware Cloud security platform, which will drive monthly and annualized recurring revenue. CyberLabs will also drive product and platform enhancements in Nodeware and continue to enhance our rapid scale Go-to-Market capabilities. Additionally, CyberLabs is chartered with development of cloud and SaaS cybersecurity related products that will be brought to market through our growing channel relationships.

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

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, penetration testing, and Chief Information Security Officer Team as a Service (CISOTaaS™) offerings to channel partners and direct customers across different vertical markets (banking, supply chain, manufacturing, healthcare, legal, etc.) in North America. Our cybersecurity projects leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall Information security. We support both internal and external organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. We continue to enhance our cybersecurity services when opportunities materialize and as the market evolves.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table compares our statements of operations data for the three months ended March 31, 2023 and 2022. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$1,763,993	100.0%	$1,667,070	100.0%	$96,923	5.8%
Cost of sales	966,206	54.8	1,121,240	67.3	(155,034)	(13.8)
Gross profit	797,787	45.2	545,830	32.7%	251,957	46.2
General and administrative	531,645	30.1	612,818	36.8	(81,173)	(13.2)
Selling	693,110	39.3	638,790	38.3	54,320	8.5
Total cost and expenses	1,224,755	69.4	1,251,608	75.1	(26,853)	(2.1)

Operating loss	(426,968)	(24.2)	(705,778)	(42.3)	278,810	39.5
Interest expense (net)	(527,003)	(29.9)	(162,456)	(9.7)	(364,547)	(224.4)
Net loss	$(953,971)	(54.1)%	$(868,234)	(52.1)%	$(85,737)	(9.9)%

Net loss per share - basic and diluted	$(2.02)		$(1.99)		$(0.03)

Sales

Our managed support service sales increased by 3% from $1,098,008 during the three months ended March 31, 2022 to $1,126,797 during the corresponding period of 2023. Managed support service sales comprised approximately 64% of our sales in three months ended March 31, 2023, and approximately 65% for the same period in 2022. The increase in our managed support service sales during the three months ended March 31, 2023 was due to additional projects requested by Perspecta.

Our cybersecurity projects remained flat, with a slight decrease of 1%, from $326,461 for the three months ended March 31, 2022, to $322,064 for the same period ended March 31, 2023.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 25% from the three months ended March 31, 2022 to the same period in 2023.  Sales for the period in 2022 were $251,601 and increased by $63,531 to $315,132 for the same period in 2023.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We expect this trend to continue throughout 2023 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 14% to $966,206 during the three months ended March 31, 2023 from $1,121,240 during the corresponding period of 2022. The decrease in cost of sales during the three months ended March 31, 2023 from 2022 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects.  This reduction of payroll was due to normal attrition without replacement.  There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit increased by $251,957 from the three months ended March 31, 2022 to 2023. The increase was primarily due to the decrease in salary and benefits previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $531,645 for the three months ended March 31, 2023 decreased approximately 13% from $612,818 for the same quarter of 2022. The decrease was primarily due to the reduction in legal, accounting, and other related fees associated with the S-1 filing in 2022, down approximately $125,000, partially offset by an increase in rent of approximately $15,000, for the comparative three month periods.

Selling Expenses

Selling expenses of $693,110 for the three months ended March 31, 2023 increased approximately 9% from $638,790 for the same quarter of 2022. Approximately half of the increase was due to an increase in marketing spending, while the remainder was due to less significant changes spread across several other selling avenues.

Operating Income (Loss)

For the three months ended March 31, 2023 and March 31, 2022, operating loss was $426,968 and $705,778, respectively, for an improvement in the loss by $278,810. The improvement in our operating loss from the previous year is principally attributable to the growth of sales by approximately $97,000, the reduction in cost of sales of approximately $155,000, the reduction of general and administrative expenses of approximately $81,000, partially offset by the increase in selling expenses of approximately $54,000, for the three months ended March 31, 2023 as compared to 2022.

Interest Expense

Net interest expense of $527,003 for the three months ended March 31, 2023 increased 224% from expense of $162,456 for the same quarter of 2022. The increase in interest expense is primarily attributable to the bridge loans entered into during 2022 and the first quarter of 2023 and penalty interest accrued on the defaulted loans of approximately $217,000.

Net Loss

For the three months ended March 31, 2023 and March 31, 2022, net loss was $953,971 and $868,234, respectively, an increase in the loss by $85,737. The increase in the loss is attributable primarily to the increased sales expenses and interest items discussed above, partially offset by improved revenues, decreased cost of goods sold, and decreased general and administrative expenses for the three months ended March 31, 2023 as compared to 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash of $981,096 available for working capital needs and planned capital asset expenditures. At March 31, 2023, we had a working capital deficit of approximately $7.5 million and a current ratio of 0.20.

During 2023, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2023, based on eligible accounts receivable, we had $101,000 available under this arrangement. We expect sales during 2023 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At March 31, 2023, we had current notes payable of $229,000 to related parties. $100,000 of this debt was due on January 1, 2023. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At March 31, 2023, we have current notes payable of approximately $1,802,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at March 31, 2023, are five bridge loans with Mast Hill Fund, L.P., for $1,649,902. All five loans bear interest at 8%.  We plan to use the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

Notes payable to third parties at March 31, 2023, also includes a loan balance with Talos Victory Fund, LLC., for $237,501.  This loan bears interest at 8%.

Notes payable to third parties at March 31, 2023, also includes a loan balance with Celtic Bank for $156,492.  This loan does not bear interest, and instead incurred a one-time fee of $12,464 at origination.  The payments consist of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform.

In the first quarter of 2023, a total of approximately $404,000 was recorded as deferred note costs. At March 31, 2023, the unamortized balance of the deferred note costs for all notes payable to third parties approximately $654,000. See Notes 5 and 6 of the 2022 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2023, we had approximately $15,000 of availability under the LOC Agreements.

During the 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. These are outstanding as of March 31, 2023.  $30,000 of this amount was paid to one board member subsequent to March 31, 2023.

We have $799,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $254,000), and approximately $250,000 due on September 30, 2023.

At March 31, 2023, we have $659,300 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 is due June 30, 2023, $90,000 is due on July 31, 2023, and$274,300 is due January 1, 2024.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at March 31, 2023.

We also have a short-term obligation at March 31, 2023 for $1,413,294.  This obligation is from the Company entering into a Risk Participation of ERC (Employee Retention Credit) Claim Agreement with 1861 Acquisition LLC.  In the event that the IRS disallows all or a portion of the ERC, the 1861 Acquisition LLC has the demand right to put all or a part of the disallowed portion back to the Company at a price equal to 85% of the impaired amount, plus intertest at 10% per annum, calculated from the date of March 27, 2023 until payment is made.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used by operating activities	$(436,756)	$(208,192)
Net cash provided (used) by investing activities	1,266,942	(51,979)
Net cash provided by financing activities	127,723	265,584
Net increase in cash	$957,909	$5,413

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $953,971 for the three months ended March 31, 2023 was offset in part by non-cash expenses and credits of $297,671. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $210,791, an increase in accrued payroll, deferred revenue and other expenses payable of $276,034 and an increase in accounts payable of $154,301 resulting in cash used by operating activities of $436,756.

We are increasing our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we expect a delay before realizing a return from our sales and marketing efforts, of one or more quarters. As a result, we may continue to experience operating income or operating losses from these resource expenditures until sufficient sales are generated. We expect to fund the cost for the new expenditures from our operating cash flows, the equity raise and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

In the quarters ended March 31, 2023 and 2022, we  received approximately $1,330,000 for the aforementioned Risk Participation of ERC (Employee Retention Credit) Claim Agreement.  We also incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2023, we received $257,645 from various debt products, including a fifth Mast Hill Fund L.P. loan for $118,000, and a restructured loan with Celtic Bank for 139,645.  We also paid principal of $83,991 on short term debt.  There were debt issuance costs of $45,931 in the quarter.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2023, we had financing availability, based on eligible accounts receivable, of approximately $101,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of March 31, 2023.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At March 31, 2023, we had $15,000 available under these financing agreements which mature in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, warrants were exercised, resulting in 6,515 shares of common stock being issued.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $119,800 at March 31, 2023.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $254,000 at March 31, 2023.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $92,000 at March 31, 2023.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $104,000 at March 31, 2023.

The Company is in default on a note payable to third parties of $240,902 due on March 31, 2023. The accrued interest on the note is approximately $91,000 at March 31, 2023.

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

Infinite Group, Inc. (Registrant)

Date: May 19, 2023	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: May19, 2023	/s/ Richard Glickman
Richard Glickman
Finance and Chief Accounting Officer
VP Finance and Chief Accounting Officer

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

