Form 10-Q
period 2023-06-30
INFINITE GROUP INC
filed 2023-10-16
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 521,175 shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 10, 2023.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash	$17,339	$23,187
Accounts receivable, net of allowances for expected credit losses of 32,692
as of June 30, 2023 and $36,710 as of December 31, 2022, respectively	212,890	406,005
Prepaid expenses and other current assets	462,260	144,218
Total current assets	692,489	573,410
Right of Use Asset Operating Lease, net	604,366	645,095
Property and equipment, net	11,640	19,996
Software, net	420,897	417,325
Deposits	10,144	10,144
Total assets	$1,739,536	$1,665,970

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,605,944	$1,687,579
Accrued payroll	420,602	386,289
Accrued interest payable	1,301,144	783,581
Accrued retirement	292,366	286,605
Deferred revenue	451,738	550,523
Accrued expenses other and other current liabilities	230,336	138,639
Current maturities of long-term obligations	549,000	515,000
Operating lease liability - Short-term	80,762	76,826
Current maturities of long-term obligations - related parties	659,300	385,000
Notes payable, net	1,491,004	1,572,857
Notes payable - related parties	199,000	229,000
Total current liabilities	7,281,196	6,611,899

Long-term obligations:
Notes payable:
Other	416,473	458,849
Related parties	499,000	886,876
Operating lease liability - long-term	531,374	572,560
Total liabilities	8,728,043	8,530,184

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 506,608 and 470,093 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively.	507	470
Additional paid-in capital	32,324,991	32,164,334
Accumulated deficit	(39,314,005)	(39,029,018)
Total stockholders' deficiency	(6,988,507)	(6,864,214)
Total liabilities and stockholders' deficiency	$1,739,536	$1,665,970

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$1,783,476	$1,696,492	$3,547,469	$3,363,562
Cost of revenue	998,215	1,059,639	1,964,421	2,180,879
Gross profit	785,261	636,853	1,583,048	1,182,683

Costs and expenses:
General and administrative	465,177	613,317	996,822	1,217,300
Selling	761,365	612,957	1,454,475	1,260,582
Total costs and expenses	1,226,542	1,226,274	2,451,297	2,477,882

Operating loss	(441,281)	(589,421)	(868,249)	(1,295,199)

Other income (expense)
Interest Income	71,324	10	71,624	18

Interest expense:
Related parties	(30,755)	(22,728)	(57,700)	(46,142)
Other	(688,133)	(221,061)	(1,188,491)	(360,111)
Total interest expense	(718,888)	(243,789)	(1,246,191)	(406,253)

Debt forgiveness	95,131	0	95,131	0
ERC tax refund	1,662,698	0	1,662,698	0
Total other income (expense)	1,110,265	(243,779)	583,262	(406,235)

Net profit (loss)	$668,984	$(833,200)	$(284,987)	$(1,701,434)

Net profit (loss) per share – basic	$1.35	$(1.88)	$(0.59)	$(3.87)

Net profit (loss) per share – diluted	$1.07	$(1.88)	$(0.59)	$(3.87)

Weighted average shares outstanding
– basic	494,960	443,953	483,243	440,004

Weighted average shares outstanding
– dilluted	638,776	443,953	483,243	440,004

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Six Months Ended June 30, 2023 and 2022

Six Months Ended June 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	0	0	26,159	0	26,159
Warrants issued	0	0	107,834	0	107,834
Cashless exercise of warrants	6,515	7	(7)	0	0
Net loss	0	0	0	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

Stock Issued	30,000	30	26,671	0	26,701
Net income	0	0	0	668,984	668,984

Balance - June 30, 2023	506,608	$507	$32,324,991	$(39,314,005)	$(6,988,507)

Six Months Ended June 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	436,012	$436	$31,369,036	$(35,467,361)	$(4,097,889)

Stock based compensation	0	0	923	0	923
Warrants issued	0	0	148,334	0	148,334
Net loss	0	0	0	(868,234)	(868,234)

Balance - March 31, 2022	436,012	$436	$31,518,293	$(36,335,595)	$(4,816,866)

Stock based compensation	0	0	51,708	0	51,708
Warrants issued	0	0	210,816	0	210,816
Cashless exercise of warrants	11,470	11	(11)	0	0
Net loss	0	0	0	(833,200)	(833,200)

Balance - June 30, 2022	447,482	$447	$31,780,806	$(37,168,795)	$(5,387,542)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(284,987)	$(1,701,434)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock based compensation	26,159	52,631
Depreciation and amortization	124,154	117,686
Amortization of debt discount	635,960	255,042
Amortization of common stock expensed for services	8,517	0
Bad debt recovery	(4,018)	0
Foregiveness of debt	(95,131)	0
(Increase) decrease in assets:
Accounts receivable	197,132	76,894
Prepaid expenses and other assets	(299,859)	17,394
Increase (decrease) in liabilities:
Accounts payable	(81,635)	549,665
Deferred revenue	(98,785)	(22,334)
Accrued expenses	663,654	12,014
Accrued retirement	5,761	5,536
Net cash provided (used) by operating activities	796,922	(636,906)

Cash flows from investing activities:
Purchase of property and equipment	(2,099)	(969)
Sale of ERC claim	1,413,294	0
Capitalization of software development costs	(113,790)	(110,378)

Net cash provided (used) by investing activities	1,297,405	(111,347)

Cash flows from financing activities:
Proceeds from notes payable	257,645	918,900
Debt issuance costs	(295,336)	(53,445)
Repayment of ERC Claim Agreement	(1,662,698)	0
Repayments of note payable-related parties	(30,000)	0
Repayments of note payable-short-term	(369,786)	(215,040)

Net cash provided (used) by financing activities	(2,100,175)	650,415

Net decrease in cash	(5,848)	(97,838)

Cash - beginning of period	23,187	99,432

Cash - end of period	$17,339	$1,594

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$248,549	$54,826

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$107,834	$359,150
Common stock issued via exercise of warrant	$7	$11
Common stock issued in conjunction with services	$30	$0

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2022 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $284,987 and $1,701,434 for the six months ended June 30, 2023 and 2022, respectively, and stockholders’ deficiencies of $6,988,507 and $6,864,214 at June 30, 2023 and December 31, 2022, respectively. The Company has a working capital deficit of approximately $6.6 million at June 30, 2023.

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

As a result, for the foreseeable future, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2023 or 2022 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Managed support services	1,122,084	1,115,607	2,248,882	2,204,614
Cybersecurity projects	353,937	300,456	676,000	626,917
Software	307,455	280,429	622,587	532,031
Total Revenue	1,783,476	1,696,492	3,547,469	3,363,562

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

During the three and six months ended June 30, 2023, sales to one client, including sales under subcontracts for services to several entities, accounted for 63% of total sales in both periods, (65% for both periods in 2022) and 27% of accounts receivable at June 30, 2023 (27% at December 31, 2022).

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed.Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

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

Recently Adopted Accounting Guidance - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this new accounting standard increased the reserve by approximately $21,600, which was deemed immaterial to adjust beginning accumulated deficit.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 11.85% at June 30, 2023) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for expected credit losses, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2023, the Company sold approximately $1,916,000 ($1,062,000 – June 30, 2022) of its accounts receivable to the Purchaser. As of June 30, 2023, approximately $343,000 ($228,000 - December 31, 2022) of these receivables remained outstanding. Additionally, as of June 30, 2023, the Company had $20,000 available under the financing line with the Purchaser ($144,000 at December 31, 2022). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $34,000 at June 30, 2023 ($23,000 at December 31, 2022), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $9,838 for the three months ended June 30, 2023 ($12,195 – June 30, 2022). The cost associated with the financing line totaled $24,510 for the six months ended June 30, 2023 ($22,306 – June 30, 2022). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of June 30, 2023, there was $1,007,817 of costs capitalized ($894,027 as of December 31, 2022) and $586,920 of accumulated amortization ($472,702 as of December 31, 2022). During the three and six months ended June 30, 2023, there was $49,389 and $110,218, respectively, of amortization expense recorded ($53,402 and $106,803, respectively, for the three and six months ended June 30, 2022). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and six months ended June 30, 2023, there was approximately $15,000 and $21,700, respectively, of labor amounts expensed related to these development costs ($7,800 and $16,100, respectively in 2022).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended June 30, 2023 and 2022, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $123,000 and $136,000, respectively.

Revenue recognized during the six months ended June 30, 2023 and 2022, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $307,000 and $278,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2023, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $882,000. The Company expects to recognize all but approximately $90,000 of this revenue over the next 12 months.

Note 7. Debt Obligations

Mast Hill Loan #5 - On February 3, 2023, Infinite Group, Inc. (the “Company”), as borrower, entered into a financing arrangement (the “Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $118,000.00, which bears interest at a rate of eight percent (8%) per annum, less $11,800.00 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 100% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan and similar loans between the Company and Lender entered into on November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022, respectively. This loan was in default at June 30, 2023 and the amount of interest expense recorded as penalties during the three months ended June 30, 2023 was approximately $18,900.

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

Under the terms of the New Note, the Company agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022 during the first quarter of 2023. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2024.

Revised Financing Arrangement - During March 2023, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552 in 2022. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264. The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement. The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. At June 30, 2023, the balance of this revised financing arrangement was $105,696.

Extinguishment of Convertible Promissory Note - On April 12, 2023, the Company entered into an agreement with Talos Victory Fund to accept final payment in the amount of $200,000 on the convertible promissory note dated April 12, 2022. The debt was forgiven at that time and approximately $95,000 was recorded as forgiveness of debt in the Statements of Operations.

Payment to Board Member – On April 11, 2023, the Company paid off a demand note to one board member. The payment was for $30,000 plus $2,891 of accrued interest.

Obligations in Default – As of June 30, 2023, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022 and February 3, 2023. Per the arrangements, the Company has accrued approximately $130,000 and $347,000 in default and penalty interest expense during the three months and six months ended June 30, 2023, respectively.

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

During June 2023, the Company received checks for the ERC from the IRS.  The amount received was the $1,662,698 plus $70,699 of interest.  These checks were forwarded to the Buyer as per the Agreement.  The Company recorded the Transferred Interests amount as other income and the interest as interest income and interest expense.  In the Statements of Cash Flows the amounts received from the IRS were recorded as an operating activity and the amounts forwarded to the Buyer were recorded as a financing activity.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic net profit (loss) per share:
Net profit (loss)	$668,984	$(833,200)	$(284,987)	$(1,701,434)

Net profit (loss) per share - basic	$1.35	$(1.88)	$(0.59)	$(3.87)

Numerator for diluted net profit (loss) per share:
Net profit (loss)	$681,001	$(833,200)	$(284,987)	$(1,701,434)

Net profit (loss) per share - diluted	$1.07	$(1.88)	$(0.59)	$(3.87)

Weighted average common shares outstanding
Basic	494,960	443,953	483,243	440,004

Weighted average common shares outstanding
Diluted	638,776	443,953	483,243	440,004

Anti-dilutive shares excluded from
per share calculations	325,634	319,350	505,770	319,350

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 47,600 options were granted during the six months ended June 30, 2023. 1,267 options were granted during the six months ended June 30, 2022. The following assumptions were used for the six months ended June 30, 2023:

Risk-free interest rate	3.57% - 3.98%
Expected dividend yield	0%
Expected stock price volatility	110%
Expected life of options (years)	2.75

The Company recorded expense for options issued to employees and independent service providers of $26,159 for both the three and six months ended June 30, 2023, and $51,708 and $52,631, for the three and six months June 30, 2022, respectively.

32,600 options vested during the six months ended June 30, 2023.

The Company issued 15,000 performance-based stock options during the six months ended June 30, 2023 at $1.17 per share to an executive of the Company. Certain bookings targets must be made for the options to vest. The unrecognized compensation expense for these options is approximately $12,000 at June 30, 2023.

A summary of all stock option activity for the six months ended June 30, 2023 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2022	131,789	$6.03
Granted	47,600	1.20
Expired	(6,335)	3.85

Outstanding at June 30, 2023	173,054	$5.14	2.9 years	$0.00

At June 30, 2023- vested or
expected to vest	158,054	$5.14	2.7 years	$0.00

Exercisable	158,054	$5.14	2.7 years	$0.00

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029. Rent due is $118,487 annually during the first year of the lease term, and increases by 2.0% annually thereafter.

Upon entering the lease agreement, the Company recognized a right-of-use asset of $691,009 and a lease liability of $691,009.

Supplemental balance sheet information related to the lease on June 30, 2023 and December 31, 2022 is as follows:

		June 30,	December 31,
Description	Classification	2023	2022
Right of Use Asset – Lease, net	Other assets (non-current)	$604,366	$645,095

Operating Lease liability – Short-term	Accrued liabilities	80,762	76,826
Operating Lease liability – Long-term	Other long-term liabilities	531,374	572,560
Total operating lease liability		$612,136	$649,386

Discount rate – operating lease		7.00%	7.00%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable are amounts due to related parties of approximately $345,000, at June 30, 2023 ($299,000 at December 31, 2022).

Note 13. Subsequent Events

On July 13, 2023, Donald Reeve, Chairman of the Board, and the Company, entered into a short term note wherein the Company borrowed $40,000 from Mr. Reeve.  Interest will accrue monthly at a rate of 10% per annum.  The note was due in full with interest on August 14, 2023 and has been extended to a new term date of September 13, 2023.  This note remains outstanding as of the filing date.

In July 2023, warrants were exercised via a cashless exercise, resulting in 14,567 shares of common stock being issued.

On August 7, 2023, the Company received legal notice from a former employee, that he is suing the Company for alleged violations of Oregon labor law, related to his July 2023 termination. The Company believes this lawsuit is without merit and will defend it vigorously.

On August 25, 2023, the Company, as borrower, entered into a business loan arrangement (the “Loan”) with WebBank (the “Lender”). In exchange for the Loan, Lender agreed to lend the Company $150,000.00, with a payment plan of $2,671.15 per week for 78 weeks effective August 28, 2023.  The effective interest rate of the Loan is 46.8%. If Loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to Lender.

On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000.00, with a payment plan of $20,892.15 per month for 12 months effective October 16, 2023.  The annual percentage rate of the LOC is 48.4%, If LOC is prepaid, the unpaid interest accrued will be due to Celtic.  If an additional draw on the LOC is requested, a draw fee will be imposed.

On October 13, 2023, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $140,200 plus a fixed fee of $16,403. The repayment amount of $156,603 will be repaid at a repayment rate of 20% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date is October 19, 2023, with a minimum payment amount of $17,400 over every 60-day period. The final repayment date is April 25, 2025, if total repayment amount is not paid as of that date.  This loan agreement also eliminates the remaining balance of $35,754 from the previous Stripe loan dated March 16, 2023, as the remaining balance was rolled into this new loan.

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

During 2023, our managed support services, cybersecurity projects and software revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are continuing to adapt our operations to meet the challenges of these changing priorities.  While employees at our headquarters are physically present in the office, other locations have had to go fully remote due to the changing nature of IT work during the pandemic.  Our sales and marketing expenses increased significantly during the first two quarters of 2023, and we expect these expenses to continue to grow. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

As part of these software and service offerings we:

Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 250 channel partners across North America;

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

-

providing differentiated cybersecurity software and services to small to mid-sized enterprises who lack the internal resources to focus on cybersecurity related matters by combining customized software and professional services;

-	designing, developing, and marketing cybersecurity SaaS solutions, including Nodeware; and

-	identifying other cybersecurity companies to acquire as part of a strategic roll-up strategy.

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

U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF U. S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables compare our statements of operations data for the three and six months ended June 30, 2023 and 2022. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$1,783,476	100.0%	$1,696,492	100.0%	$86,984	5.1%
Cost of sales	998,215	56.0	1,059,639	62.5	(61,424)	(5.8)
Gross profit	785,261	44.0	636,853	37.5%	148,408	23.3
General and administrative	465,177	26.1	613,317	36.2	(148,140)	(24.2)
Selling	761,365	42.7	612,957	36.1	148,408	24.2
Total cost and expenses	1,226,542	68.8	1,226,274	72.3	268	0.0

Operating loss	(441,281)	(24.7)	(589,421)	(34.7)	148,140	25.1
Interest expense (net)	(647,564)	(36.3)	(243,779)	(14.4)	(403,785)	(165.6)
Other income	1,757,829	98.6	0	-	1,757,829	-
Net profit (loss)	$668,984	37.5%	$(833,200)	(49.1)%	$1,502,184	180.3%

Net profit (loss) per share - basic	$1.35		$(1.88)		$3.23

Net profit (loss) per share - diluted	$1.07		$(1.88)		$2.95

	Six Months Ended June 30,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$3,547,469	100.0%	$3,363,562	100.0%	$183,907	5.5%
Cost of sales	1,964,421	55.4	2,180,879	64.8	(216,458)	(9.9)
Gross profit	1,583,048	44.6	1,182,683	35.2%	400,365	33.9
General and administrative	996,822	28.1	1,217,300	36.2	(220,478)	(18.1)
Selling	1,454,475	41.0	1,260,582	37.5	193,893	15.4
Total cost and expenses	2,451,297	69.1	2,477,882	73.7	(26,585)	(1.1)

Operating loss	(868,249)	(24.5)	(1,295,199)	(38.5)	426,950	33.0
Interest expense (net)	(1,174,567)	(33.1)	(406,235)	(12.1)	(768,332)	(189.1)
Other Income	1,757,829	49.6	0	-	1,757,829	-
Net loss	$(284,987)	(8.0)%	$(1,701,434)	(50.6)%	$1,416,447	83.3%

Net loss per share - basic and diluted	$(0.59)		$(3.87)		$3.28

Sales

Our managed support service sales increased by 1% from $1,115,607 during the three months ended June 30, 2022 to $1,122,084 during the corresponding period of 2023.  For the six month period ended June 30, managed support service sales increased 2% from $2,204,614 in 2022, to $2,248,882 for the same period in 2023.  Managed support service sales comprised approximately 63% of our sales in three months ended June 30, 2023, and approximately 66% for the same period in 2022. For the six months ended June 30, managed support service sales comprised approximately 63% of sales in 2023, and 66% for the same period in 2022.  The increase in our managed support service sales during the three and six months ended June 30, 2023 was due to additional projects requested by Perspecta.

Our cybersecurity projects revenue increased by 18%, from $300,456 for the three months ended June 30, 2022, to $353,937 for the same period ended June 30, 2023. For the six months ended June 30, 2023, cybersecurity projects increased 8% to $676,000 from $626,917 in the same prior year period.  These increases were due to increased sales efforts and the timing of the completion of the engagements.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 10% from the three months ended June 30, 2022 to the same period in 2023.  Sales for the period in 2022 were $280,429 and increased by $27,026 to $307,455 for the same period in 2023.  For the six months ended June 30, 2022 and 2023, sale were $532,031 and $622,587, respectively, for an increase of 17%.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We expect this trend to continue throughout 2023 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 6% to $998,215 during the three months ended June 30, 2023 from $1,059,639 during the corresponding period of 2022. For the six month periods ended June 30 2022 and 2023, cost of sales decreased from $2,180,879 in 2022 to $1,964,421 in 2023; a decrease of 10%.  The decrease in cost of sales during the three and six months ended June 30, 2023 from 2022 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects.  This reduction of payroll was due to normal attrition without replacement.  There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit increased by $148,408 for the three months ended June 30, 2022 to 2023, from $636,853 to $785,261. For the six months ended June 30, 2023, gross profit of $1,583,048 represents a 34% increase over gross profits for the same period in 2022 of $1,182,683.  The increase was due to the combination of increased sales and the decrease in salary and benefits previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $465,177 for the three months ended June 30, 2023 decreased approximately 24% from $613,317 for the same quarter of 2022. For the six months ended June 30, 2023, general and administrative expenses were $996,822, down from $1,217,300 for the same period in 2022.  The decrease was primarily due to the reduction in legal, accounting, and other related fees associated with the S-1 filing in 2022, down approximately $135,000 for the comparative three month periods, and down approximately $265,000 for the comparative six month periods.  During the three month period comparison, the decrease was partially offset by an increase in bad debt expense of approximately $10,000, and $26,000 for the six month period comparison.

Selling Expenses

Selling expenses of $761,365 for the three months ended June 30, 2023 increased approximately 24% from $612,957 for the same quarter of 2022. For the six months ended June 30, 2023, selling expenses were $1,454,475; an increase of 15% over $1,260,582 for the same period in 2022.  For the three month period, approximately $220,000 of the increase was due to marketing spending, partially offset by reductions in staffing and related benefits.  For the six month period, approximately $260,000 of the increase was due to an increase in marketing spending, partially offset by reductions in staffing and related benefits.

Operating Income (Loss)

For the three months ended June 30, 2023 and June 30, 2022, operating loss was $441,281 and $589,421, respectively, for an improvement in the loss by $148,140. For the six months ended June 30, 2023 and June 30, 2022, the operating loss was $868,249 and $1,295,199, respectively.  The improvement in our operating loss from the previous year is principally attributable to the growth of sales as referenced above, the reduction in cost of sales as referenced above, the reduction of general and administrative expenses as referenced above, partially offset by the increase in selling expenses as referenced above.

Interest Expense

Net interest expense of $647,564 for the three months ended June 30, 2023 increased 166% from expense of $243,779 for the same quarter of 2022. For the six months ended June 30, 2023, net interest expense of $1,174,567 represents an increase of $768,332 over the same period in 2022.  The increase in interest expense is primarily attributable to the bridge loans entered into during 2022 and the first quarter of 2023 and penalty interest accrued on the defaulted loans of approximately $130,000 for the three months ended June 30, 2023 and approximately $347,000 for the six months ended June 30, 2023.

Other Income

For the three and six months ended June 30, 2023, other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

Net Profit (Loss)

For the three months ended June 30, 2023, net profit was $668,984.  For the same period in 2022, we showed a net loss of $833,200. For the six months ended June 30, 2023 and June 30, 2022, the net loss was $284,987 and $1,701,434, respectively.  The primary reasons for this improvement in both periods was the one-time other income recognized during the three months ended June 30, 2023 associated with the Employee Retention Credit mentioned above.

Liquidity and Capital Resources

At June 30, 2023, we had cash of $17,339 available for working capital needs and planned capital asset expenditures. At June 30, 2023, we had a working capital deficit of approximately $6.6 million and a current ratio of 0.10.

During 2023, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2023, based on eligible accounts receivable, we had $20,000 available under this arrangement. We expect sales during 2023 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At June 30, 2023, we had current notes payable of $199,000 to related parties. $100,000 of this debt was due on January 1, 2023. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At June 30, 2023, we have current notes payable of approximately $1,491,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at June 30, 2023, are five bridge loans with Mast Hill Fund, L.P., for $1,449,902. All five loans bear interest at 8%.  We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

Notes payable to third parties at June 30, 2023, also includes a loan balance with Celtic Bank for $105,696.  This loan does not bear interest, and instead incurred a one-time fee of $12,464 at origination.  The payments consist of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform until the loan is repaid.

In the first six months of 2023, a total of approximately $404,000 was recorded as deferred note costs. At June 30, 2023, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $227,000. See Notes 5 and 6 of the 2022 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2023, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of June 30, 2023 is $49,000.

We have $549,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $260,000), and approximately $284,000 due on January 1, 2024.

At June 30, 2023, we have $659,300 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 is due on July 31, 2023, and$274,300 is due January 1, 2024.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at June 30, 2023.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash provided (used) by operating activities	$796,922	$(636,906)
Net cash provided (used) by investing activities	1,297,405	(111,347)
Net cash provided (used) by financing activities	(2,100,175)	650,415
Net decrease in cash	$(5,848)	$(97,838)

Cash Flows Provided by (Used in) Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $284,987 for the six months ended June 30, 2023 was offset by non-cash expenses and credits of $695,641. In addition, our net loss was offset by an increase in accounts receivable and other assets of $102,727, an increase in accrued payroll, deferred revenue and other expenses payable of $570,630 and a decrease in accounts payable of $81,635 resulting in cash provided by operating activities of $796,922.

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

Cash Flows Provided by (Used in) Investing Activities

During the six months ended June 30, 2023, we received approximately $1,413,000 for the aforementioned Risk Participation of ERC (Employee Retention Credit) Claim Agreement.  We also incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2023, we received $257,645 from various debt products, including a fifth Mast Hill Fund L.P. loan for $118,000, and a restructured loan with Celtic Bank for 139,645.  We paid the ERC Claim with the amounts received from the IRS of $1,662,698, principal of $369,786 on short term debt and $30,000 of related party short term debt.  There were debt issuance costs of $295,336 during the period.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2023, we had financing availability, based on eligible accounts receivable, of approximately $20,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of June 30, 2023.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At June 30, 2023, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three and six months ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, warrants were exercised, resulting in 6,515 shares of common stock being issued.

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $123,000 at June 30, 2023.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $261,000 at June 30, 2023.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $111,000 at June 30, 2023.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $121,000 at June 30, 2023.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $22,000 at June 30, 2023.

The Company is in default on a note payable to third parties of $170,000 due on June 30, 2023. The accrued interest on the note is approximately $121,000 at June 30, 2023.

The Company is in default on a note payable to third parties of $240,902 due on June 30, 2023. The accrued interest on the note is approximately $105,000 at June 30, 2023.

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

Infinite Group, Inc.
(Registrant)

Date: October 16, 2023	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2023	/s/ Richard Glickman
Richard Glickman Finance and Chief Accounting Officer VP Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Business Loan Agreement, dated August, 23, 2023, between Infinite Group, Inc. and WebBank
10.2	Financing and Security Agreement, dated September 14, 2023, between Infinite Group, Inc. and Celtic Bank Corporation
10.3	Loan Agreement between the Infinite Group, Inc.and Celtic Bank dated October 12, 2023
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	VP Finance Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	VP Finance Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed as an exhibit hereto.

