Form 10-Q
period 2023-09-30
INFINITE GROUP INC
filed 2025-10-31
CIK 884650

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 521,175 shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 21, 2025.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash	$9,137	$23,187
Accounts receivable, net of allowances for expected credit losses of $32,692 as of September 30, 2023 and $36,710 as of December 31, 2022, respectively	201,163	406,005
Prepaid expenses and other current assets	277,931	144,218
Total current assets	488,231	573,410
Right of Use Asset Operating Lease, net	583,503	645,095
Property and equipment, net	6,635	19,996
Software, net	431,540	417,325
Deposits	10,144	10,144
Total assets	$1,520,053	$1,665,970

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,622,626	$1,687,579
Accrued payroll	449,808	386,289
Accrued interest payable	1,342,873	783,581
Accrued retirement	295,290	286,605
Deferred revenue	451,212	550,523
Accrued expenses other and other current liabilities	312,478	138,639
Operating lease liability - Short-term	82,798	76,826
Current maturities of long-term obligations	1,054,852	515,000
Current maturities of long-term obligations - related parties	659,300	385,000
Notes payable, net	1,804,361	1,572,857
Notes payable - related parties	219,000	229,000
Total current liabilities	8,294,598	6,611,899

Long-term obligations:
Notes payable:
Other	53,097	458,849
Related parties	499,000	886,876
Operating lease liability - long-term	509,723	572,560
Total liabilities	9,356,418	8,530,184

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 and 470,093 shares issued and outstanding, September 30, 2023 and December 31, 2022, respectively.	521	470
Additional paid-in capital	32,331,160	32,164,334
Accumulated deficit	(40,168,046)	(39,029,018)
Total stockholders' deficiency	(7,836,365)	(6,864,214)
Total liabilities and stockholders' deficiency	$1,520,053	$1,665,970

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$1,707,711	$1,712,212	$5,255,180	$5,075,774
Cost of revenue	1,005,043	1,060,872	2,969,464	3,241,751
Gross profit	702,668	651,340	2,285,716	1,834,023

Costs and expenses:
General and administrative	620,180	529,695	1,617,002	1,746,995
Selling	665,571	713,173	2,120,046	1,973,755
Total costs and expenses	1,285,751	1,242,868	3,737,048	3,720,750

Operating loss	(583,083)	(591,528)	(1,451,332)	(1,886,727)

Other income (expense)
Interest Income	-	-	71,624	18

Interest expense:
Related parties	(31,477)	(22,765)	(89,177)	(68,907)
Other	(239,481)	(472,999)	(1,427,972)	(833,109)
Total interest expense	(270,958)	(495,764)	(1,517,149)	(902,016)

Debt forgiveness	-	-	95,131	0
ERC tax refund	-	-	1,662,698	0
Total other income (expense)	(270,958)	(495,764)	312,304	(901,998)

Net loss	$(854,041)	$(1,087,292)	$(1,139,028)	$(2,788,725)

Net loss per share – basic	$(1.65)	$(2.41)	$(2.30)	$(6.28)

Net loss per share – diluted	$(1.65)	$(2.41)	$(2.30)	$(6.28)

Weighted average shares outstanding
– basic	517,533	451,345	494,799	443,901

Weighted average shares outstanding
– dilluted	517,533	451,345	494,799	443,901

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Nine Months Ended September 30, 2023 and 2022

Nine Months Ended September 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	-	-	26,159	-	26,159
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	6,515	7	(7)	-	-
Net loss	-	-	-	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

Stock Issued	30,000	30	26,671	-	26,701
Net income	-	-	-	668,984	668,984

Balance - June 30, 2023	506,608	$507	$32,324,991	$(39,314,005)	$(6,988,507)

Stock based compensation	-	-	6,183	-	6,183
Cashless exercise of warrants	14,567	14	(14)	-	-
Net loss	-	-	-	(854,041)	(854,041)

Balance - September 30, 2023	521,175	$521	$32,331,160	$(40,168,046)	$(7,836,365)

Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	436,125	$436	$31,369,036	$(35,467,361)	$(4,097,889)

Stock based compensation	-	-	923	-	923
Warrants issued	-	-	148,334	-	148,334
Net loss	-	-	-	(868,234)	(868,234)

Balance - March 31, 2022	436,125	$436	$31,518,293	$(36,335,595)	$(4,816,866)

Stock based compensation	-	-	51,708	-	51,708
Warrants issued	-	-	210,816	-	210,816
Cashless exercise of warrants	11,470	11	(11)	-	-
Net loss	-	-	-	(833,200)	(833,200)

Balance - June 30, 2022	447,595	$447	$31,780,806	$(37,168,795)	$(5,387,542)

Exercise of stock options	5,668	6	16,994	-	17,000
Stock based compensation	-	-	90,550	-	90,550
Net loss	-	-	-	(1,087,292)	(1,087,292)

Balance - September 30, 2022	453,263	$453	$31,888,350	$(38,256,087)	$(6,367,284)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,139,028)	$(2,788,725)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	32,343	143,181
Depreciation and amortization	175,859	178,471
Amortization of debt discount	768,547	453,892
Amortization of common stock expensed for services	18,817	-
(Decrease) / (increase) of accounts receivable allowance	(4,018)	5,000
Foregiveness of debt	(95,131)	-
(Increase) decrease in assets:
Accounts receivable	208,860	136,472
Prepaid expenses and other assets	(125,830)	38,139
Increase (decrease) in liabilities:
Accounts payable	(64,953)	757,007
Deferred revenue	(99,311)	16,593
Accrued expenses	738,340	352,521
Accrued retirement	8,685	8,345
Net cash provided (used) by operating activities	423,180	(699,104)

Cash flows from investing activities:
Purchase of property and equipment	(2,099)	(969)
Sale of ERC claim	1,413,294	-
Capitalization of software development costs	(169,887)	(165,436)

Net cash provided (used) by investing activities	1,241,308	(166,405)

Cash flows from financing activities:
Proceeds from notes payable	600,805	1,171,552
Debt issuance costs	(58,322)	(166,697)
Proceeds from issuance of notes payable - related parties	40,000	-
Repayment of ERC Claim Agreement	(1,662,698)	-
Repayments of note payable-related parties	(50,000)	-
Repayments of note payable	(548,323)	(249,194)
Proceeds from the exercise of common stock options	-	17,000

Net cash provided (used) by financing activities	(1,678,538)	772,661

Net decrease in cash	(14,050)	(92,848)

Cash - beginning of period	23,187	99,432

Cash - end of period	$9,137	$6,584

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$370,524	$91,521

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$107,834	$359,150
Common stock issued via exercise of warrant	$21	$11
Common stock issued in conjunction with services	$30	$-

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2022 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $1,139,028 and $2,788,725 for the nine months ended September 30, 2023 and 2022, respectively, and stockholders’ deficiencies of $7,836,365 and $6,864,214 at September 30, 2023 and December 31, 2022, respectively. The Company has a working capital deficit of approximately $7.8 million at September 30, 2023.

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

Reclassifications – It is the Company’s policy to reclassify prior period amounts to conform with the current period presentation.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2023 or 2022 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Managed support services	$1,127,707	$1,138,418	$3,376,589	$3,343,033
Cybersecurity projects	263,562	283,066	939,563	909,982
Software	316,442	290,728	939,028	822,759
Total Revenue	$1,707,711	$1,712,212	$5,255,180	$5,075,774

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

During the three and nine months ended September 30, 2023, sales to one client, including sales under subcontracts for services to several entities, accounted for 66% and 64%, respectively, of total sales, (67% and 66%, respectively, for the three and nine months ended September 30, 2022) and 33% of accounts receivable at September 30, 2023 (27% at December 31, 2022).

The balance of accounts receivable, net at January 1, 2022 was $727,297.

Capitalization of Software for Resale-The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

Leases -At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 11 for further disclosure regarding lease accounting.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 12.1% at September 30, 2023) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2023, the Company sold approximately $3,118,000 ($3,098,000 – September 30, 2022) of its accounts receivable to the Purchaser. As of September 30, 2023, approximately $357,000 ($228,000 - December 31, 2022) of these receivables remained outstanding. Additionally, as of September 30, 2023, the Company had $28,000 available under the financing line with the Purchaser ($144,000 at December 31, 2022). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $36,000 at September 30, 2023 ($23,000 at December 31, 2022), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $18,563 for the three months ended September 30, 2023 ($15,822 – September 30, 2022). The cost associated with the financing line totaled $43,073 for the nine months ended September 30, 2023 ($38,128 – September 30, 2022). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of September 30, 2023, there was $1,063,914 of costs capitalized ($894,027 as of December 31, 2022) and $632,374 of accumulated amortization ($472,702 as of December 31, 2022). During the three and nine months ended September 30, 2023, there was $45,454 and $155,672, respectively, of amortization expense recorded ($53,402 and $160,205, respectively, for the three and nine months ended September 30, 2022). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and nine months ended September 30, 2023, there was approximately $11,100 and $32,800, respectively, of labor amounts expensed related to these development costs ($13,400 and $29,500, respectively in 2022).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended September 30, 2023 and 2022, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $187,000 and $201,600, respectively.

Revenue recognized during the nine months ended September 30, 2023 and 2022, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $386,000 and $331,500, respectively. The balance of deferred revenue at January 1, 2022 was $497,734.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2023, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $870,000. The Company expects to recognize all but approximately $75,000 of this revenue over the next 12 months.

Note 7. Debt Obligations

Mast Hill Loan #5 - On February 3, 2023, Infinite Group, Inc. (the “Company”), as borrower, entered into a financing arrangement (the “Loan”) with Mast Hill Fund, L.P. (the “Lender”), a Delaware limited partnership. In exchange for a promissory note, Lender agreed to lend the Company $118,000, which bears interest at a rate of eight percent (8%) per annum, less $11,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 100% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the Loan and similar loans between the Company and Lender entered into on November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022, respectively.  This loan was in default at September 30, 2023 and the amount of interest expense recorded as penalties during the three months and nine months ended September 30, 2023 were approximately $1,800 and $20,400, respectively.

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

Amended and Restated Line of Credit Note -On March 17, 2023, the Company, as borrower, entered into an Amended and Restated Line of Credit Note and Agreement (the “New Note”) effective as of October 1, 2022, which amended and restated that certain Line of Credit Note and Agreement dated March 14, 2016 (the “Original Note”) by and between the Company and James V. Leonardo (the “Holder”). The New Note has a principal amount of $250,000 (the ‘Principal Amount”) and accrues interest on the unpaid Principal Amount at a rate of ten percent (10%) per annum. Also on March 17, 2023, James Villa, the Company’s Chief Executive Officer, entered into a personal guarantee with the Holder to personally guarantee the obligations of the Company under the New Note.

Under the terms of the New Note, the Company agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022 during the first quarter of 2023. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2024. The quarterly payments were made for the first, second and third quarters of 2023.

Revised Financing Arrangement - During March 2023, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552 in 2022. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264. The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement. The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. At September 30, 2023, the balance of this revised financing arrangement was $45,025.

Extinguishment of Convertible Promissory Note- On April 12, 2023, the Company entered into an agreement with Talos Victory Fund to accept final payment in the amount of $200,000 on the convertible promissory note dated April 12, 2022. The debt was forgiven at that time and approximately $95,000 was recorded as forgiveness of debt in the accompanying Statements of Operations.

Payment to Board Member– On April 11, 2023, the Company paid off a demand note to one board member. The payment was for $30,000 plus $2,891 of accrued interest.

Obligations in Default– As of September 30, 2023, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, November 23, 2022 and February 3, 2023. Per the arrangements, the Company has accrued approximately $40,000 and $387,000 in default and penalty interest expense during the three months and nine months ended September 30, 2023, respectively.

Related Party Note- On July 13, 2023, Donald Reeve, Chairman of the Board, and the Company, entered into a short term note wherein the Company borrowed $40,000 from Mr. Reeve. Interest will accrue monthly at a rate of 10% per annum. The note was due in full with interest on August 14, 2023 and has been extended to a new term date of September 13, 2023. This note remains outstanding as of September 30, 2023.

Business Loan Agreement- On August 23, 2023, the Company, as borrower, entered into a business loan arrangement (the “Loan”) with WebBank (the “Lender”). In exchange for the Loan, Lender agreed to lend the Company $150,000.00, with a payment plan of $2,671.15 per week for 78 weeks effective August 28, 2023. The effective interest rate of the Loan is 46.8%. If Loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to Lender.

Financing and Security Agreement- On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892.15 per month for 12 months effective October 16, 2023. The annual percentage rate of the LOC is 48.4%, If LOC is prepaid, the unpaid interest accrued will be due to Celtic. If an additional draw on the LOC is requested, a draw fee will be imposed.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic net loss per share:
Net loss	$(854,041)	$(1,087,292)	$(1,139,028)	$(2,788,725)

Net loss per share - basic	$(1.65)	$(2.41)	$(2.30)	$(6.28)

Numerator for diluted net loss per share:
Net loss	$(854,041)	$(1,087,292)	$(1,139,028)	$(2,788,725)

Net loss per share - diluted	$(1.65)	$(2.41)	$(2.30)	$(6.28)

Weighted average common shares outstanding
Basic	517,533	451,345	494,799	443,901

Weighted average common shares outstanding
Diluted	517,533	451,345	494,799	443,901

Anti-dilutive shares excluded from
per share calculations	462,035	311,977	462,035	311,977

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. 67,600 options were granted during the nine months ended September 30, 2023. 1,403 options were granted during the nine months ended September 30, 2022. The following assumptions were used for the nine months ended September 30, 2023:

Risk-free interest rate	3.57% - 4.65%
Expected dividend yield	0%
Expected stock price volatility	100% - 110%
Expected life of options (years)	2.75 – 2.87

The Company recorded expense for options issued to employees and independent service providers of $6,184 and $32,343 for the three and nine months ended September 30, 2023, respectively, and $91,153 and $143,784, for the three and nine months September 30, 2022, respectively.

42,600 options vested during the nine months ended September 30, 2023.

The Company issued 10,000 performance-based stock options during the three months ended September 30, 2023 at $1.00 per share to two employees of the Company. Certain bookings and project targets must be made for the options to vest.  These options have not vested as of September 30, 2023.  The unrecognized compensation expense for these options is approximately $6,300 at September 30, 2023.  These options subsequently expired during the year ended December 31, 2024.

A summary of all stock option activity for the nine months ended September 30, 2023 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2022	131,789	$6.03
Granted	67,600	1.14
Expired	(41,470)	8.76

Outstanding at September 30, 2023	157,919	$3.23	2.8 years	$0.00

At September 30, 2023- vested or
expected to vest	147,919	$3.38	2.7 years	$0.00

Exercisable	147,919	$3.38	2.7 years	$0.00

Note 10. Warrants

During the three and nine months ended September 30, 2023, warrants were exercised, resulting in 14,567 and 21,082 shares of common stock, respectively, being issued.

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029. Rent due is $118,487 annually during the first year of the lease term,and increases by 2.0% annually thereafter.

Upon entering the lease agreement, the Company recognized a right-of-use asset of $691,009 and a lease liability of $691,009.

Supplemental balance sheet information related to the lease on September 30, 2023 and December 31, 2022 is as follows:

		September 30,	December 31,
Description	Classification	2023	2022
Right of Use Asset – Lease, net	Other assets (non-current)	$583,503	$645,095

Operating Lease liability – Short-term	Accrued liabilities	82,798	76,826
Operating Lease liability – Long-term	Other long-term liabilities	509,723	572,560
Total operating lease liability		$592,521	$649,386

Discount rate – operating lease		7.00%	7.00%

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

2023 (for the remaining 3 months)	$30,214
2024	122,280
2025	124,722
2026	127,205
2027	129,761
2028 and thereafter	187,939
Total lease payments	$722,121
Less: imputed interest	(129,600)
Total	$592,521

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable are amounts due to related parties of approximately $370,000, at September 30, 2023 ($299,000 at December 31, 2022).

Note 13. Subsequent Events

On October 13, 2023, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $140,200 plus a fixed fee of $16,403. The repayment amount of $156,603 will be repaid at a repayment rate of 20% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date was October 19, 2023, with a minimum payment amount of $17,400 over every 60-day period. The final repayment date is April 11, 2025.  This loan agreement also eliminates the remaining balance of $35,754 from the previous Stripe loan dated March 16, 2023, as the remaining balance was rolled into this new loan.

On December 15, 2023, the Company, as borrower, entered into a Sale of Future Receipts Agreement with Fresh Funding Solutions, Inc. (“Fresh”).  The Company is selling a portion of a future revenue stream to Fresh at a discount.  The purchase price paid to the Company was $120,000.  The net amount funded to the Company was $118,765 net of fees with a payment plan of $3,250 per week for 48 weeks. In October 2024, Fresh Funding forgave the remaining payments on the subordinated business loan for $64,750.  This forgiveness of debt resulted in a loss of approximately $1,500.

Beginning on February 1, 2024, the Company renegotiated its headquarters facility lease.  The square footage was reduced from 7,181 to 3,400 square feet. The operating lease agreement will continue to expire on May 31, 2029. Rent due is $5,052 through May 31, 2024 and will increase by 1.9% annually thereafter. This compares to $10,072 per month under the previous agreement.

On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In August 2024, UFS West LLC forgave the remaining payments on the loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

On March 8, 2024, the Company received funding from a subordinated business loan and security agreement with Agile Lending, LLC.  The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. The effective interest rate of the agreement is approximately 170%.  In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000.  This forgiveness of debt resulted in a gain of approximately $43,600.

On April 3, 2024. The Company formed Nodeware Inc. in the state of Delaware. It is a wholly owned subsidiary to support Nodeware’s go to market.

On May 22, 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary to support the Company’s Nodeware solution.

On June 4, 2024, the Company received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $150,500 plus a fixed fee of $17,157. The repayment amount of $167,657 will be repaid at a repayment rate of 20% of the Company’s receivables automatically withheld by Stripe. There is no financing percentage. The repayment start date was June 11, 2024, with a minimum payment amount of $18,629 over every 60-day period. The final repayment date is December 3, 2025, if total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $33,815 from the previous Stripe loan dated October 11, 2023, as the remaining balance was rolled into this new loan.

On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a maturity date of August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month.

Commencing on September 1, 2024, the Company may borrow up to an additional $800,000 from the Lender to be evidenced by secured promissory notes. Additional amounts of $80,000, $70,000, $555,000 and $50,000 were borrowed on October 15, 2024, October 16, 2024, November 13, 2024, and October 27, 2025, respectively.

On September 30, 2024, the Company did not make the scheduled payment due under its financing agreement with the Lender, resulting in a technical default under the terms of the agreement as well as violating several other loan covenants. The payment default and violated covenants have been waived by the Lender through November 15, 2026.

In September 2024, CAN Capital LLC (successor to a WebBank loan dated August 23, 2023) forgave the remaining payments on the subordinated business loan for $60,295. This forgiveness of debt resulted in a gain of approximately $12,800.

In October 2024, Celtic Bank Corporation forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $45,200.

On December 6, 2024, ASM Technologies Division LLC. was organized in the state of Delaware.

On January 1, 2025, Infinite Group Inc. was admitted as the initial member with 100% of the membership interests in ASM Technologies Division LLC.

On March 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of the Company’s receivables automatically withheld by Stripe. There is no financing percentage. The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $30,029 from the previous Stripe loan dated June 3, 2024, as the remaining balance was rolled into this new loan.

On March 12, 2025, Infinite Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (this “Agreement”) with Opti9 Technologies LLC, a Delaware limited liability company (“Buyer”) for the sale of assets related to the division of business known as the Ace Server Management division. Under this division the Company provides IT managed infrastructure services, to a US government agency as a subcontractor to Peraton Enterprise Solutions LLC (f/k/a Perspecta Enterprise Solutions LLC (“Peraton”))

The purchase price was $7,500,000 plus the assumption of liabilities under the contract with Peraton going forward, and subject to customary adjustments prior to closing. The purchase price was to be funded by immediately available funds at the closing. The Agreement contemplated payment of a number of third-party creditors which proceeds will be applied at the closing.

The closing was expected to take place in June 2025. The closing of the transaction was subject to customary conditions, including, among other things, (i) approval by the Company’s stockholders; (ii) consent of Peraton; (iii) consent of a number of the Company’s debtholders; (iv) no temporary or permanent judgment issued by any governmental entity of competent jurisdiction or law or other legal restraint or prohibition preventing or prohibiting the consummation shall be in effect; (v) that no event or circumstance with a material adverse effect on the Ace server management business division shall have occurred; and, (vi) other customary conditions for a transaction of this nature.

The Agreement contained representations, warranties and covenants of the parties customary for a transaction of this type, including a 4 year non-competition covenant from competing with the Buyer in providing services to the U.S. government agency that was subject of the Peraton subcontract, and providing 24x7x365 Windows and/or Linux operating system and hardware support and monitoring services to other parties.

Concurrently with the execution of the Agreement, certain stockholders were to enter into voting agreements (the “Voting Agreements”) with Buyer. Pursuant to the terms of the Voting Agreements, these stockholders were to agree to vote their shares in favor of the transaction and the Company’s upcoming stockholders meeting, to not solicit any other acquisition proposals and to vote their shares against any competing acquisition proposals. The shares subject to the Voting Agreements comprised approximately 28% of all outstanding shares. The Voting Agreements would terminate in certain circumstances, including upon termination of the Agreement.

The Company planned to present the transaction for the sale of these assets for approval at its upcoming annual meeting of stockholders tentatively scheduled for June 4, 2025.

On April 22, 2025, the Company received verbal communication from Peraton that the ASM contract was to be cancelled for convenience on May 17, 2025.

On May 8, 2025, the Company received a request in writing to answer an RFP that would retain certain employees of the Company that previously provided service under the ASM contract and would move the Company to a time and materials subcontract with Peraton serving the US government agency.

During April and May 2025, the Company executed layoffs constituting a material reduction in the workforce because of this change. During 2025,the Company received task orders and executed time and materials subcontracts with Peraton to retain certain employees serving the US Government agency.

On July 31, 2025, the Company received a notice of termination of the Asset Purchase Agreement.

On August 15, 2025, the Company received funding from Business Loan and Security Agreement with WebBank.  The funding provided was $150,000 with a fixed fee of $3,000. A payment plan of $2,558 per week for 78 weeks effective August 21, 2025. The effective interest rate of the agreement is 42.6%.

On September 23, 2025, the Company received funding from a business installment loan with OnDeck Capital, LLC.  The funding provided was $200,000 with a fixed fee of $5,000. A payment plan of $3,844 per week for 78 weeks effective September 30, 2025. The effective interest rate of the agreement is 61.6%.

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

During 2023, our managed support services, cybersecurity projects and software revenues were minimally impacted by the impact of the COVID-19 pandemic on our customers’ operational priorities. We are continuing to adapt our operations to meet the challenges of these changing priorities.  While employees at our headquarters are physically present in the office, other locations have had to go fully remote due to the changing nature of IT work during the pandemic.  Our sales and marketing expenses increased significantly during the first three quarters of 2023, and we expect these expenses to continue to grow. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables compare our statements of operations data for the three and nine months ended September 30, 2023 and 2022. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$1,707,711	100.0%	$1,712,212	100.0%	$(4,501)	(0.3)%
Cost of sales	1,005,043	58.9	1,060,872	62.0	(55,829)	(5.3)
Gross profit	702,668	41.1	651,340	38.0	51,328	7.9
General and administrative	620,180	36.3	529,695	30.9	90,485	17.1
Selling	665,571	39.0	713,173	41.7	(47,602)	(6.7)
Total cost and expenses	1,285,751	75.3	1,242,868	72.6	42,883	3.5

Operating loss	(583,083)	(34.1)	(591,528)	(34.5)	8,445	1.4
Interest expense (net)	(270,958)	(15.9)	(495,764)	(29.0)	224,806	45.3
Other income	-	-	-	-	-	-
Net loss	$(854,041)	(50.0)%	$(1,087,292)	(63.5)%	$233,251	21.5%

Net loss per share - basic	$(1.65)		$(2.41)		$0.76

Net loss per share - diluted	$(1.65)		$(2.41)		$0.76

	Nine Months Ended September 30,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$5,255,180	100.0%	$5,075,774	100.0%	$179,406	3.5%
Cost of sales	2,969,464	56.5	3,241,751	63.9	(272,287)	(8.4)
Gross profit	2,285,716	43.5	1,834,023	36.1	451,693	24.6
General and administrative	1,617,002	30.8	1,746,995	34.4	(129,993)	(7.4)
Selling	2,120,046	40.3	1,973,755	38.9	146,291	7.4
Total cost and expenses	3,737,048	71.1	3,720,750	73.3	16,298	0.4

Operating loss	(1,451,332)	(27.6)	(1,886,727)	(37.2)	435,395	23.1
Interest expense (net)	(1,445,525)	(27.5)	(901,998)	(17.8)	(543,527)	(60.3)
Other Income	1,757,829	33.4	-	-	1,757,829	-
Net loss	$(1,139,028)	(21.7)%	$(2,788,725)	(54.9)%	$1,649,697	59.2%

Net loss per share - basic	$(2.30)		$(6.28)		$3.98

Net loss per share - diluted	$(2.30)		$(6.28)		$3.98

Sales

Our managed support service sales decreased by 1% from $1,138,418 during the three months ended September 30, 2022 to $1,127,707 during the corresponding period of 2023.  For the nine month period ended September 30, managed support service sales increased 1% from $3,343,033 in 2022, to $3,376,589 for the same period in 2023.  Managed support service sales comprised approximately 66% of our sales in three months ended September 30, 2023, and approximately 66% for the same period in 2022. For the nine months ended September 30, managed support service sales comprised approximately 64% of sales in 2023, and 66% for the same period in 2022.  The change in our managed support service sales during the three and nine months ended September 30, 2023 was due to additional projects requested by Periton earlier in the year, and the termination of smaller projects during the third quarter of 2023.

Our cybersecurity projects revenue decreased by 7%, from $283,066 for the three months ended September 30, 2022, to $263,562 for the same period ended September 30, 2023. For the nine months ended September 30, 2023, cybersecurity projects increased 3% to $939,563 from $909,982 in the same prior year period.  These changes were due to the timing of the completion of the engagements.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 9% from the three months ended September 30, 2022 to the same period in 2023.  Sales for the period in 2022 were $290,728 and increased by $25,714 to $316,442 for the same period in 2023.  For the nine months ended September 30, 2022 and 2023, sales were $822,759 and $939,028, respectively, for an increase of 14%.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We have expended significant sales and marketing resources on Nodeware in 2023, while concurrently diverting resources from Webroot.  We expect this trend to continue throughout 2023 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 5% to $1,005,043 during the three months ended September 30, 2023 from $1,060,872 during the corresponding period of 2022. For the nine month periods ended September 30, 2022 and 2023, cost of sales decreased from $3,241,751 in 2022 to $2,969,464 in 2023; a decrease of 8%.  The decrease in cost of sales during the three and nine months ended September 30, 2023 from 2022 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects.  This reduction of payroll was due to normal attrition without replacement.  There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit increased by $51,328 for the three months ended September 30, 2022 to 2023, from $651,340 to $702,668. For the nine months ended September 30, 2023, gross profit of $2,285,716 represents a 25% increase over gross profits for the same period in 2022 of $1,834,023.  The increase was due to the combination of increased sales and the decrease in salary and benefits previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $620,180 for the three months ended September 30, 2023 increased approximately 17% from $529,695 for the same quarter of 2022. For the nine months ended September 30, 2023, general and administrative expenses were $1,617,002, down from $1,746,995 for the same period in 2022.  The decrease was primarily due to the reduction in legal, accounting, and other related fees associated with the S-1 filing in 2022, with total year to date expenses in those categories down approximately $175,000 for the comparative nine month periods.

Selling Expenses

Selling expenses of $665,571 for the three months ended September 30, 2023 decreased approximately 7% from $713,173 for the same quarter of 2022. For the nine months ended September 30, 2023, selling expenses were $2,120,046; an increase of 7% over $1,973,755 for the same period in 2022.  For the three month period, approximately $172,000 of the decrease was due to reductions in staffing and related benefits offset partially by increases in marketing spending of approximately $161,000.  For the nine month period, approximately $491,000 of the increase was due to an increase in marketing spending, partially offset by reductions in staffing and related benefits of approximately $244,000.

Operating Loss

For the three months ended September 30, 2023 and September 30, 2022, operating loss was $583,083 and $591,528, respectively, for an improvement in the loss by $8,445. For the nine months ended September 30, 2023 and September 30, 2022, the operating loss was $1,451,332 and $1,886,727, respectively.  The improvement in our operating loss from the previous year is principally attributable to the growth of sales as referenced above, the reduction in cost of sales as referenced above, the reduction of general and administrative expenses as referenced above, partially offset by the increase in selling expenses as referenced above.

Interest Expense

Net interest expense of $270,958 for the three months ended September 30, 2023 decreased significantly from expense of $495,764 for the same quarter of 2022. For the nine months ended September 30, 2023, net interest expense of $1,445,525 represents an increase of $543,527 over the same period in 2022.  The increase in interest expense is primarily attributable to the bridge loans entered into during 2022 and the first quarter of 2023 and penalty interest accrued on the defaulted loans of approximately $40,000 for the three months ended September 30, 2023 and approximately $387,000 for the nine months ended September 30, 2023.

Other Income

For the nine months ended September 30, 2023, other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

Net Loss

For the three months ended September 30, 2023, net loss was $854,041.  For the same period in 2022, we showed a net loss of $1,087,292. For the nine months ended September 30, 2023 and September 30, 2022, the net loss was $1,139,028 and $2,788,725, respectively.  The primary reasons for this approximate $347,000 improvement in the three month period was due to the initial recording of default interest in 2022 as well as less sales compensation versus 2022.  For the nine month period the primary reason for the improvement was the one-time other income recognized during the three months ended June 30, 2023 associated with the Employee Retention Credit detailed in our prior quarterly report of Form 10-Q.

Liquidity and Capital Resources

At September 30, 2023, we had cash of $9,137 available for working capital needs and planned capital asset expenditures. At September 30, 2023, we had a working capital deficit of approximately $7.8 million and a current ratio of 0.06.

During 2023, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2023, based on eligible accounts receivable, we had $28,000 available under this arrangement. We expect sales during 2023 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At September 30, 2023, we had current notes payable of $219,000 to related parties. $100,000 of this debt was due on January 1, 2023.  A demand note for $20,000 has an interest rate of 10% and the remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At September 30, 2023, we have current notes payable of approximately $1,804,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at September 30, 2023, are five bridge loans with Mast Hill Fund, L.P., for an aggregate of $1,511,801. All five loans bear interest at an original rate of 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a .default.  We used the proceeds from the bridge loans to substantially enhance marketing of our Nodeware solution, in order to significantly increase its growth.

Notes payable to third parties at September 30, 2023, also includes a loan balance with Celtic Bank for $200,000.  This payment schedule of this loan is $20,892 per month starting October 14, 2023 for twelve months.

Notes payable to third parties at September 30, 2023, also includes a loan balance with Celtic Bank for $45,025.  This loan does not bear interest, and instead incurred a one-time fee of $12,464 at origination.  The payments consist of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform until the loan is repaid.

In the first nine months of 2023, a total of approximately $417,000 was recorded as deferred note costs. At September 30, 2023, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $115,000. See Notes 5 and 6 of the 2022 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2023, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of September 30, 2023 is $49,000.

We have approximately $1,055,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $267,000), approximately $284,000 due on January 1, 2024, approximately $166,000 due August 24, 2024, $250,000 due September 30, 2024 and approximately $89,000 due in the next 12 months on an 18 month loan agreement ending on February 17, 2025.

At September 30, 2023, we have $659,300 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 was due on July 31, 2023, and$274,300 is due January 1, 2024.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at September 30, 2023.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash provided (used) by operating activities	$423,180	$(699,104)
Net cash provided (used) by investing activities	1,241,308	(166,405)
Net cash provided (used) by financing activities	(1,678,538)	772,661
Net decrease in cash	$(14,050)	$(92,848)

Cash Flows Provided by (Used in) Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $1,139,028 for the nine months ended September 30, 2023 was offset by non-cash expenses and credits of $896,417. In addition, our net loss was offset by a decrease in accounts receivable and other assets of $83,030, an increase in accrued payroll, deferred revenue and other expenses payable of $647,714 and a decrease in accounts payable of $64,953 resulting in cash provided by operating activities of $423,180.

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

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2023, we received approximately $1,413,000 for the Risk Participation of ERC (Employee Retention Credit) Claim Agreement.  We also incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2023, we received $600,805 from various debt products, including a fifth Mast Hill Fund L.P. loan for $118,000, a one year loan from Celtic Bank for $193,160, a 78 week loan for $150,000 from CAN Capital, and a restructured loan with Celtic Bank for $139,645.  We paid the ERC Claim with the amounts received from the IRS of $1,662,698, principal of $548,323 on short term debt and $50,000 of related party short term debt.  There were debt issuance costs of $58,322 during the period.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2023, we had financing availability, based on eligible accounts receivable, of approximately $28,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of September 30, 2023.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At September 30, 2023, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three and nine months ended September 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2023, warrants were exercised, resulting in 21,082 shares of common stock being issued.

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

Item 2. Quantitative and Qualitative Disclosures About Market Risk

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

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $125,000 at September 30, 2023.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $267,000 at September 30, 2023.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $122,000 at September 30, 2023.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $153,000 at September 30, 2023.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $28,000 at September 30, 2023.

The Company is in default on a note payable to third parties of $213,772 due on June 30, 2023. The accrued interest on the note is approximately $87,000 at September 30, 2023.

The Company is in default on a note payable to third parties of $259,029 due on June 30, 2023. The accrued interest on the note is approximately $90,000 at September 30, 2023.

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

Infinite Group, Inc.
(Registrant)

Date: October 31, 2025	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2025	/s/ Richard Glickman
Richard Glickman Finance and Chief Accounting Officer VP Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Business Loan Agreement, dated August 23, 2023, by and between Infinite Group, Inc. and WebBank
10.2	Financing and Security Agreement, dated September 14, 2023, by and between Infinite Group, Inc, and Celtic Bank Corporation
10.3	Future Receipts Sale Agreement, dated December 15, 2023, by and between Infinite Group, Inc. and Fresh Funding Solutions, Inc.
10.4	Receivables Purchase Agreement, dated February 13, 2024, by and between Infinite Group, Inc. and UFS West LLC
10.5	Subordinated Business Loan and Security Agreement, dated March 8, 2024, by and between Infinite Group, Inc. and Agile Capital Funding, LLC
10.6	Amended and Restated Loan and Security Agreement, dated August 16, 2924, by and between Infinite Group, Inc. and Harry Hoyen
10.7	Business Loan and Security Agreement, dated August 13, 2025, by and between Infinite Group, Inc and WebBank
10.8	Business Loan and Security Agreement, dated September 22, 2025, by and between Infinite Group, Inc and ODK Capital, LLC
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	VP Finance Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	VP Finance Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*  Filed as an exhibit hereto.

