Form 10-K
period 2023-12-31
INFINITE GROUP INC
filed 2025-11-03
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price on the Over the Counter Bulletin Board of $1.10 on June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $557,300.

As of October 21, 2025, 521,175 shares of the registrant's common stock, $0.001 par value, were outstanding.

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

We are building the next generation of Nodeware®, a patented, cloud native SaaS solution that automates network asset identification, fingerprinting, automated patching and remediation through an integrated generative artificial intelligence (“GenAI”) vulnerability management platform. By leveraging Gen AI at the core and through to the user experience, we are making vulnerability and threat intelligence data more actionable and automated, with greater fidelity and unmatched predictive capabilities. We are scaling using Gen AI driven insights towards a complete Gen AI powered attack surface management. We are integrating across IT ecosystems via ISVs, PSAs, and other strategic alignments as we continue to develop IP. We continue to develop software in and around the attack surface and leverage the technology structure of Nodeware to further develop other solutions that enable us to grow with market needs/demand. Our ability to bring Nodeware and vulnerability management to a new level will be predicated on global expansion into other markets through our cloud infrastructure and cloud licensing capabilities to enable other technology providers the ability to easily integrate and license our solutions into their own hosted cloud.

IGI has two patents and one patent pending. As our IP expands, inclusive of GenAI and other solutions that are developed off the Nodeware technology infrastructure, we will be investigating additional patent opportunities and evaluating the market value of our current IP portfolio.

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

As part of these software and service offerings we:

•	Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers.

•	In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America. For the twelve months ended December 31, 2023, our software revenue was approximately $1,265,000, with approximately 56% of that being related to Nodeware;

•	Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level, and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents. For the twelve months ended December 31, 2023, our cybersecurity consulting services revenue, excluding software sales, was approximately $1,269,000; and

•	Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment. For the twelve months ended December 31, 2023, our managed support services revenue was approximately $4,420,000.

Sales and Marketing Strategy

Approximately 90% of our business comes from our channel sales and approximately 10% from direct sales to end customers. Managed support services accounts for approximately 64% of total sales, while cybersecurity and software accounts for approximately 36% of total sales.

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

On December 15, 2021, our board of directors (the “Board”) approved a reverse stock split of our outstanding shares of common stock by a ratio within the range of 3-to-1 and 75-to-1 of our outstanding shares of common stock and recommended that the stockholders of the Company authorize the Board, in its discretion, for one year, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our Certificate of Incorporation, as amended, in connection with the reverse stock split. On January 26, 2022, the company’s stockholder voted to authorize the reverse stock split. The record date of the split is October 17, 2022, with a final ratio of 75-1 for the reverse stock split. The reverse stock split did not impact the number of authorized shares of common stock which will remain at 60,000,000 shares.

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

On April 12, 2022, we entered into a financing arrangement with Talos Victory Fund, LLC, a Delaware limited partnership. In exchange for a promissory note, Talos agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum, less $29,600 original issue discount. Under the terms of the Loan, amortization payments are due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the Loan, the Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to Lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 15% penalty in the event of a default. As additional consideration for the financing, the Company issued Lender a 5-year warrant to purchase 9,867 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances, representing 40% warrant coverage on the principal amount of the Loan. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender.  J.H. Darbie & Co., Inc. ( “Finder”), a registered broker-dealer, acted as a finder in connection with the Loan, and was paid a cash fee of $11,320 (4.25% of the gross proceeds of the Loan) and issued a 5-year warrant to purchase 1,295 shares of Company common stock at a fixed price of $14.40 per share (120% of the exercise price of the warrant issued in connection with the Loan), subject to price adjustments for certain actions, including dilutive issuances, representing 7% warrant coverage on the gross proceeds of the Loan. The Company has granted the Finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

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

On August 8, 2022, Company entered into a financing arrangement (the “Celtic Bank Loan Agreement”) with Celtic Bank, a Utah corporation. Pursuant to the Celtic Bank Loan Agreement, Celtic Bank agreed to lend the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the agreement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. During March 2023, the Company entered into a revised financing arrangement with the lender. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264.  The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement.  The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. During October 2023, the Company entered into a second revised financing arrangement with the lender. Under the terms of the second revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603.  The balance of the original revised loan of $35,754 was paid to the lender as part of the revised financing agreement.  The lender payments became due on October 19, 2023, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $17,400 over a sixty-day period, whichever is higher, with the final payment due on April 11, 2025. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the lender’s Loan Agreement.

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

During the year ended December 31, 2023, we had sales of approximately $7.0 million, an operating loss of approximately $1.9 million, a one-time other income item of approximately $1.7 million due to the Employee Retention credit, resulting in a net loss of approximately $1.9 million. We had full year sales of approximately $7.0 million in 2022, generating an operating loss of approximately $2.3 million, and a net loss of approximately $3.6 million.

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

On March 17, 2023, the Company, as borrower, entered into an Amended and Restated Line of Credit Note and Agreement (the “New Note”) effective as of October 1, 2022, which amended and restated that certain Line of Credit Note and Agreement dated March 14, 2016 (the “Original Note”) by and between the Company and James V. Leonardo (the “Holder,” together with the Company the “Parties”). The New Note has a principal amount of $250,000 (the ‘Principal Amount”) and accrues interest on the unpaid Principal Amount at a rate of ten percent (10%) per annum. Also on March 17, 2023, James Villa, the Company’s Chief Executive Officer, entered into a personal guarantee with the Holder to personally guarantee the obligations of the Company under the New Note.  Under the terms of the New Note, the Company has agreed to make a one-time payment of $16,667 for interest accrued on the Original Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023. The Company extended the due date from September 30, 2023 to September 30, 2024 per the terms of the agreement. For consideration received by the Parties for entry into the New Note, the Parties, along with James Villa and RES Exhibit Services, LLC (“RES”), an entity owned by the Holder, entered into a Letter Agreement (the “Agreement”) on March 17, 2023. Under the terms of the Agreement, all prior amounts owed to the Company by RES were set off against amounts owed by the Company to the Holder under the Original Note.

On March 29, 2023, the Company, as seller, received $1,330,463 as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated March 27, 2023 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer,” together with the Company the “Parties”).  The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the third (3rd) and fourth (4th) quarters of 2020, and the first (1st), second (2nd) and third (3rd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $1,662,698 (“Transferred Interests”). Notwithstanding anything to the contrary contained in the Agreement, (i) the relationship between Company and Buyer under the Agreement with respect to the Transferred Interests is that of seller and purchaser, with the Company having irrevocably transferred to Buyer the right to receive from the Company 100% of the monies or property received by the Company with respect to the Tax Refund Claim in exchange for the Purchase Price, and (ii) the Agreement shall not constitute an assignment or transfer or agreement to assign or transfer all or any part of the Company’s legal title in and to the Tax Refund Claim.  The ERC Claim plus accrued interest of $70,699 was paid to the Company and transferred to the Buyer as per the Agreement.

On August 23, 2023, the Company, as borrower, entered into a business loan arrangement with WebBank. In exchange for the loan, WebBank agreed to lend the Company $150,000, with a payment plan of $2,671 per week for 78 weeks effective August 28, 2023.  The effective interest rate of the Loan is 46.8%. If the loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to WebBank. In September 2024, WebBank forgave the remaining payments on the business loan for $60,295.  This forgiveness of debt resulted in a gain of approximately $12,800.

On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892 per month for 12 months effective October 16, 2023.  The annual percentage rate of the LOC is 48.4%. If LOC is prepaid, the unpaid interest accrued will be due to Celtic.  If an additional draw on the LOC is requested, a draw fee will be imposed.

On December 15, 2023, the Company, as borrower, entered into a Sale of Future Receipts Agreement ("Agreement") with Fresh Funding Solutions, Inc. (“Fresh”).  The Company is selling a portion of a future revenue stream to Fresh at a discount.  The purchase price paid to the Company was $120,000.  The net amount funded to the Company was $118,765 net of fees with a payment plan of $3,250 per week for 48 weeks. The effective interest rate of the agreement is 58.6%. In October 2024, Fresh Funding forgave the remaining payments on the subordinated business loan for $64,750.  This forgiveness of debt resulted in a loss of approximately $1,500.

On December 19, 2023, U.S. Patent number 11,848,954 was issued for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF.

On December 26, 2023, the Company, as borrower, requested and received a draw against the LOC noted  above.  The amount of the draw was $42,224 with a payment plan of $4,411 per month for 12 months effective January 16, 2024. A draw fee of $967 was imposed. In October 2024, Celtic Bank Corporation forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $45,200.

On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC.  The loan amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In August 2024, UFS West LLC forgave the remaining payments on the loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

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

On May 22, 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary. to support the Company’s Nodeware solution.

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

On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a maturity date of August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month.

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

On March 12, 2025, Infinite Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (this “Agreement”) with Opti9 Technologies LLC, a Delaware limited liability company (“Buyer”) for the sale of assets related to the division of business known as the Ace Server Management division.  Under this division the Company provides IT managed infrastructure services, to a US government agency as a subcontractor to Peraton Enterprise Solutions LLC (f/k/a Perspecta Enterprise Solutions LLC (“Peraton”)).

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

During April and May 2025, the Company executed layoffs constituting a material reduction in the workforce because of this change. During 2025, the Company received task orders and executed time and materials subcontracts with Peraton to retain certain employees serving the US Government agency.

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

Cybersecurity is a constantly evolving field, so we devote significant efforts in developing proprietary software and services to meet our customer and channel partners’ evolving needs. These efforts have resulted in the development of our patented and patent-pending Nodeware solution. IGI has two patents and one patent pending. As our IP expands, inclusive of GenAI and other solutions that are developed off the Nodeware technology infrastructure, we will be investigating additional patent opportunities and evaluating the market value of our current IP portfolio.  We expect to continue to make significant investments in developing other intellectual property to serve as the core to other proprietary software and services.

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed in an underserved market segment, across a wide variety of networks and the ability to integrate it into existing and new cybersecurity software and services, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2022 and 2023, we made significant investments in Nodeware sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we are seeing the pipeline growth expected from focused efforts, which we anticipate will continue revenue growth in 2024 and beyond.

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

Nodeware®

Nodeware is a patented, cloud native SaaS solution that automates network asset identification, fingerprinting, automated patching and remediation through an integrated generative artificial intelligence (“GenAI”) vulnerability management. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware assesses vulnerabilities in a computer network using proprietary scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering. As described below, Nodeware has two patents and one patent pending. We intend to develop other intellectual property that serve as the core to other proprietary software and services to market through a channel of domestic and international partners and distributors.

IGI has two patents and one patent pending. As our IP expands, inclusive of GenAI and other solutions that are developed off the Nodeware technology infrastructure, we will be investigating additional patent opportunities and evaluating the market value of our current IP portfolio.

We are building the next generation of Nodeware®, by leveraging Gen AI at the core. Through to the user experience, we are making vulnerability and threat intelligence data more actionable and automated, with greater fidelity and unmatched predictive capabilities. We are scaling using Gen AI driven insights towards a complete Gen AI powered attack surface management. We are integrating across IT ecosystems via ISVs, PSAs, and other strategic alignments as we continue to develop IP. We continue to develop software in and around the attack surface and leverage the technology structure of Nodeware to further develop other solutions that enable us to grow with market needs/demand. Our ability to bring Nodeware and vulnerability management to a new level will be predicated on global expansion into other markets through our cloud infrastructure and cloud licensing capabilities to enable other technology providers the ability to easily integrate and license our solutions into their own hosted cloud.

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

In December 2019, we filed a second provisional patent application and in December 2020 we filed the subsequent action on the patent on Nodeware. On December 19, 2023, U.S. Patent number 11,848,954 was issued for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF.

On December 24, 2020, we filed U.S. Patent Application Serial No. 17/133,757 METHODS FOR INVENTORYING NETWORK HOSTS AND DEVICES HEROF.

 Since 2020, we created updates and improvements to the platform in response to COVID-19 needs and impact such as a downloadable Windows executable version along with Windows, Mac, and Linux Agents that could be downloaded to a remote PC or server. A number of enhancements related to data management, threat intelligence, and user functionality were part of these updates.

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

Our current patent and trademark portfolio consists of two patents for the Nodeware solution and process for scanning for vulnerabilities and a pending patent covering the methodologies associated with identifying and cataloging the assets on or across any physical or cloud network, together with a registered trademark for the “Nodeware” name and other trademarks and tradenames associated with our company and products. We intend to continue to work to enhance our intellectual property position on the Nodeware solution and in other appropriate cybersecurity technology we generate.

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

CISA– Cybersecurity and Infrastructure Agency leads the national effort to understand, manage, and reduce risk to our cyber and physical infrastructure.

CRISC– Certified in Information Systems and Risk Controls and is a certification in enterprise risk management.

CMMC-AB RP – Cybersecurity Maturity Model Certification is a unified standard for implementing cybersecurity across the defense industrial base, which includes over 300,000 companies in the supply chain.

OSCP– Offensive Security Certified Professional is a certification program that focuses on hands-on offensive information security skills.

GIAC– Global Information Assurance Certification is an information security certification entity that specializes in technical and practical certification for cybersecurity professionals.

Penetration Tester (GPEN)

Certified Intrusion Analyst (GCIA)

Certified Incident Handler (GCIH)

Certified Enterprise Defender (GCED)

Security Essentials (GSEC)

Python Coder (GPYC)

CompTIA Security+ (SEC+)is a global certification that validates the baseline skills in order to perform core security functions.

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

Company Information Available on the Internet

We maintain a website at https://igicybersecurity.com. Through a link to the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also maintain a web site for our cybersecurity product, Nodeware, and related services at https://www.nodeware.com. The content of our websites shall not be deemed part of this report and is not incorporated by reference into this report.

Employees

As of December 31, 2023, we have 51 full-time employees, including 34 in information technology services, 3 in executive management, 5 in accounting, finance and administration, 2 in software development and 7 in marketing and sales. We are not subject to any collective bargaining agreements, and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add employees in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

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

As of December 31, 2023, we had a working capital deficit of approximately $8.5 million. We reported a net loss of approximately $1,855,000 for the twelve months ended December 31, 2023. We reported a stockholders’ deficiency of $8,551,861 as of December 31, 2023. We had net loss of approximately $3,562,000 in 2022. At December 31, 2022, we had a stockholders’ deficiency of $6,864,214.  These factors raise substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2023, we engaged in multiple short term funding arrangements, which netted the Company approximately $2,205,000.  We are exploring additional sources of financing, including debt and equity, and anticipate significant growth of business. As part of this amount, in March 2023, we, as seller, received approximately $1,413,294 as a purchase price for the sale of the Company’s rights, title and interest to an Employee Retention Credit claim made with the United States Internal Revenue Service. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Our report from our independent registered public accounting firm contains statements expressing substantial doubt about our ability to continue as a going concern.  Future reports could also contain this wording. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We have two patents granted and one patent pending relating to our Nodeware solution. The efforts we have taken to protect our intellectual property may not be sufficient or effective. Additionally, there is no guarantee that our Nodeware solution will perform as expected or as needed.

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

In addition, we recognize revenues from subscriptions over the term of the relevant service period, which is typically one year. As a result, a significant amount of our reported revenues in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our solutions in any period may not significantly reduce our revenues for that period but could negatively affect revenues in future periods. Accordingly, the effect of significant downturns in bookings may not be fully reflected in our results of operations until future periods.

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

We do not maintain directors’ and officers’ liability insurance, which may subject us to significant exposure if one of our directors or officers is sued.

As of the date of this filing, we do not maintain directors’ and officers’ liability insurance. In addition to protecting the individual director or officer against personal losses, it can also cover the legal fees and costs an organization may incur as a result of the lawsuit.

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

Through December 31, 2012, we offered a Simple (Savings Incentive Match Plan for Employees) IRA plan as a retirement plan for eligible employees and offered a voluntary match. We did not make all required voluntary matches prior to terminating the Simple IRA plan and we have accrued liability for the voluntary match portion of the Simple IRA plan, including interest, which was $298,243 as of December 31, 2023. There can be no assurance that the accrued liability amount will be sufficient to satisfy the Company’s potential liability.

We have used and may use our existing credit facility to finance our growth.

We have an accounts receivable credit facility with a financial institution, which enables us to sell accounts receivable to the financial institution with full recourse against us. The fee charged is prime plus 3.6% (effective rate of 12.1% at December 31, 2023) against the average daily outstanding balance of funds advanced. We also granted the financial institution a first priority interest in accounts receivable and a blanket lien. The fee charged is based, in part, on market events and conditions out of our control. The terms of the credit facility are subject to change.

During the years ended December 31, 2023 and 2022, we sold approximately $4,104,000 and $3,973,000, respectively, of our accounts receivable to the financial institution.

Because of the high relative cost, use of the credit facility, in the aggregate, may harm our business.

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. Through the 12 months ending December 31, 2023, sales to this customer, including sales under subcontracts, accounted for 64% of total sales and 16% of accounts receivable. During 2022, sales to this customer, including sales under subcontracts, accounted for 63% of total sales and 27% of accounts receivable. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

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

For the twelve months ended December 31, 2023, approximately 90% of our business comes from our channel sales and approximately 10% from direct sales to end customers, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our software and services, or fail to meet the needs of our customers, then our ability to grow our business and sell our software and services may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our software and services with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our software and services, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our software and services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our software and services or increased revenues.

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

At December 31, 2023, we had current liabilities of approximately $8.9 million and long-term liabilities of $1.0 million and stockholders’ deficiency of $8,551,861. At December 31, 2023, we had a working capital deficit of approximately $8.5 million and a current ratio of 0.04. At December 31, 2022, we had current liabilities of approximately $6.6 million and long-term liabilities of approximately $1.9 million and stockholders’ deficiency of $6,864,214. At December 31, 2022, we had a working capital deficit of approximately $6.0 million and a current ratio of 0.09.

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

Climate change may have a long-term negative impact on our business.

The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however there are inherent climate-related risks everywhere business is conducted. Climate-related events, including the increasing frequency of extreme weather events such as drought, water scarcity, heat waves, cold waves, flooding and wildfires, and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers and their end users, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. While we employ the use of cloud technologies, we also store some data in physical data centers which depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change. In addition, if new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements and standards, or expectations regarding the environmental impacts of our business, which may result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

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

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our software and services, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our software, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel continuing to work remotely during the COVID-19 pandemic, we and our service providers are at increased risk for security breaches.  Because of the significant military action against Ukraine launched by Russia, the risk of such cyber-attacks, malfeasance, security incidents, and security breaches is increased. The conditions caused by the Russian invasion of Ukraine could also result in disruption or other security incidents for our service providers.

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

We derived approximately 64% of our sales in 2023 and 63% of our sales in 2022 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants, and convertible notes. As of December 31, 2023, there were options, warrants, convertible notes outstanding, convertible into 147,631, 161,472 and 143,564 shares of common stock, respectively, at prices ranging from $1.00 to $18.75 per share. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our stockholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $0.40 and a high of $2.75 in 2023. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the expert market. Because there is a limited public market for our common stock, a stockholder may not be able to buy or sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk. Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the expert market. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares’ liquidity. Moreover, our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the expert market.

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

As of December 31, 2023, our executive officers and directors owned, in the aggregate, approximately 16.8% of our outstanding common stock. In addition, there are a few holders of 5% or more of our outstanding common who are not our officers and directors. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain a comprehensive process following standard compliance frameworks (i.e., NIST) for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We closely follow the security industry and global threat trends, and our security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Our team consists of professionals with deep cybersecurity expertise across multiple industries, including our Director of Infrastructure Management (our ISO) and our Vice President, Cybersecurity Services. Our executive leadership team, along with input from the above professionals, are responsible for our overall enterprise risk management process and regularly consider cybersecurity risks in the context of other material risks to the Company. Should an incident arise or be identified, they reviewed by a cross-functional team to determine whether further escalation is appropriate, with any material incident being escalated to the appropriate members of the technical management teams.

As part of our cybersecurity risk management system, we track and log privacy and security incidents across IGI, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional team to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.

The Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board of Directors.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Item 2. Properties

Our principal offices are located at 175 Sully’s Trail, Suite 202, Pittsford, New York 14534.  Beginning February 1, 2024, we reduced the square footage leased from 7,181, to 3,400.  This reduced footprint is more suitable to our hybrid work from home practices, allowing us to reduce the amount of unused space, while still providing sufficient capacity to conduct daily operations without interruption.  The lease continues to expire in May 2029. We do not own or operate, and have no plans to establish, any manufacturing facilities.

Item 3. Legal Proceedings

We are not presently involved in any material legal proceedings. In August 2023, a former employee of Seller's Cyber Labs division, Stuart F. Cohen, filed a complaint in the Circuit Court, Multnomah County, State of Oregon, seeking an estimated amount of $95,339. He was terminated in July 2023 and is seeking payment for unused vacation pay in connection with the termination of his employment, related statutory penalties and interest, and relief for an alleged breach of a promise to issue him 20,000 shares of stock at $0.61 per share.  A magistrate judge recommended that the action be dismissed for lack of personal jurisdiction in November 2023 and is awaiting final action by the District Court judge. The Seller has denied the allegations and seeks to vigorously defend itself in the action. On July 11, 2024, United States District Judge, Adrienne Nelson, adopted Magistrate Judge Russo’s Findings and Recommendation to dismiss Plaintiff, Stuart F. Cohen’s complaint. The District Court possessed original jurisdiction under 28 U.S.C. §§ 1331 and 1332. ER 118-23. The District Court entered a final judgment on July 11, 2024, dismissing this case without prejudice due to a lack of personal jurisdiction. ER 3. Plaintiff filed a timely notice of appeal on July 29, 2024. ER 144-46. This Court has jurisdiction under 28 U.S.C. § 1291. Both parties filed appellate briefs and the oral arguments are tentatively scheduled sometime around May 2025.  On June 5, 2025, the United States Court Ninth Circuit Court of Appeals reversed and remanded the District Court decision. On July 16, 2025, the Seller filed an answer, affirmative defenses and jury demand to the complaint for damages and injunctive relief and counter claims and jury demand in the United States District Court, District of Oregon, Portland division.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the expert market under the symbol IMCI. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock for each quarter within the last two fiscal years, as reported by the expert market. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

	Bid Prices
Year Ended December 31, 2023	High	Low

First Quarter	$2.75	$1.07
Second Quarter	$2.19	$0.61
Third Quarter	$1.25	$0.80
Fourth Quarter	$1.80	$0.40

Year Ended December 31, 2022	High	Low

First Quarter	$15.75	$7.94
Second Quarter	$27.76	$10.13
Third Quarter	$11.40	$5.63
Fourth Quarter	$5.85	$2.00

At December 31, 2023, we had 209 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2022 and 2023 we made significant investments in  CyberLabs and sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2024.

We believe the market for cybersecurity services for small and medium-sized enterprises is fragmented and does not currently meet the needs of this customer base. The market is fragmented and is beginning to consolidate, which is why we are seeking to strategically acquire other cybersecurity technology and services companies.

Recent Developments

During the year ended December 31, 2023, we had sales of approximately $7.0 million, an operating loss of approximately $1.9 million, due primarily to increased investment in sales and marketing for Nodeware and related services, and a net loss of approximately $1.9 million, primarily due to the previously stated operating loss along with significant interest expense, offset by one-time gain from the Employee Retention Credit.  We had full year sales of approximately $7.0 million in 2022, generating operating loss of approximately $2.3 million and net loss of approximately $3.6 million.

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

On March 29, 2023, the Company, as seller, received a $1,330,464 as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated March 27, 2023 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer,” together with the Company the “Parties”).  The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the third (3rd) and fourth (4th) quarters of 2020, and the first (1st), second (2nd) and third (3rd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $1,662,698 (“Transferred Interests”). Notwithstanding anything to the contrary contained in the Agreement, (i) the relationship between Company and Buyer under the Agreement with respect to the Transferred Interests is that of seller and purchaser, with the Company having irrevocably transferred to Buyer the right to receive from the Company 100% of the monies or property received by the Company with respect to the Tax Refund Claim in exchange for the Purchase Price, and (ii) the Agreement shall not constitute an assignment or transfer or agreement to assign or transfer all or any part of the Company’s legal title in and to the Tax Refund Claim.  During 2023, the Company received the ERC Claim in the amount of $1,733,397 including interest of $70,699.  Per the Agreement, the Company transferred this amount to the Buyer.

On August 25, 2023, the Company, as borrower, entered into a business loan arrangement with WebBank. In exchange for the loan, WebBank agreed to lend the Company $150,000, with a payment plan of $2,671 per week for 78 weeks effective August 28, 2023.  The effective interest rate of the Loan is 46.8%. If the loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to WebBank. In September 2024, WebBank forgave the remaining payments on the business loan for $60,295.  This forgiveness of debt resulted in a gain of approximately $12,800.

On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892 per month for 12 months effective October 16, 2023.  The annual percentage rate of the LOC is 48.4%. If LOC is prepaid, the unpaid interest accrued will be due to Celtic.  If an additional draw on the LOC is requested, a draw fee will be imposed.

On December 15, 2023, the Company, as borrower, entered into a Sale of Future Receipts Agreement ("Agreement") with Fresh Funding Solutions, Inc. (“Fresh”).  The Company is selling a portion of a future revenue stream to Fresh at a discount.  The purchase price paid to the Company was $120,000.  The net amount funded to the Company was $118,765 net of fees with a payment plan of $3,250 per week for 48 weeks. The effective interest rate of the agreement is 58.6%. In October 2024, Fresh Funding forgave the remaining payments on the subordinated business loan for $64,750.  This forgiveness of debt resulted in a loss of approximately $1,500.

On December 19, 2023, U.S. Patent number 11,848,954 was issued for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF.

On December 26, 2023, the Company, as borrower, requested and received a draw against the LOC noted above.  The amount of the draw was $42,224 with a payment plan of $4,411 per month for 12 months effective January 16, 2024. A draw fee of $967 was imposed. In October 2024, Celtic Bank Corporation forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $45,200.

On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In September 2024, UFS West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

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

On May 20, 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary to support the Company’s Nodeware solution.

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

On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a term ending on August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month.

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

In October 2024, Celtic Bank Corporation forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $445,200.

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

On March 12, 2025, Infinite Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (this “Agreement”) with Opti9 Technologies LLC, a Delaware limited liability company (“Buyer”) for the sale of assets related to the division of business known as the Ace Server Management division.  Under this division the Company provides IT managed infrastructure services, to a US government agency as a subcontractor to Peraton Enterprise Solutions LLC (f/k/a Perspecta Enterprise Solutions LLC (“Peraton”)).

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

Results of Operations - Comparison of the years ended December 31, 2023 and 2022

The following discussion analyzes our results of operations for the years ended December 31, 2023 and 2022. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

The following table compares our statements of operations data for the years ended December 31, 2023 and 2022. Certain trends suggested by this table are not indicative of future operating results.

	Years Ended December 31,

					2023 vs 2022
		As a % of		As a % of	Amount of	% Increase
	2023	Sales	2022	Sales	Change	(Decrease)

Sales	$6,954,020	100.0%	$7,003,404	100.0%	$(49,384)	(0.7)%
Cost of sales	3,916,806	56.3	4,262,355	60.9	(345,549)	(8.1)
Gross profit	3,037,214	43.7	2,741,049	39.1%	296,165	10.8
General and administrative	2,209,956	31.8	2,488,937	35.5	(278,981)	(11.2)
Selling	2,731,535	39.3	2,591,623	37.0	139,912	5.4
Total cost and expenses	4,941,491	71.1	5,080,560	72.5	(139,069)	(2.7)

Operating loss	(1,904,277)	(27.4)	(2,339,511)	(33.4)	435,234	18.6
Other Income (loss)	1,757,829	25.3	(60,973)	(0.9)	1,818,802	(2,983.0)
Interest expense (net)	(1,708,076)	(24.6)	(1,161,173)	(16.6)	(546,903)	(47.1)
Net loss	$(1,854,524)	(26.7)%	$(3,561,657)	(50.9)%	$1,707,133	47.9%

Net loss per share - basic and diluted	$(3.70)		$(7.95)		$4.25

Our managed support service sales decreased by 1% from $4,442,236 during the twelve months ended December 31, 2022 to $4,419,775 during the corresponding period of 2023.  Managed support service sales accounted for approximately 64% of our sales in 2023 and approximately 63% for the same period in 2022. The decrease in our managed support service sales during 2023 was due to the termination of a minor scope project in services provided to our largest customer.  We expect our Managed Information Security Services sales to remain steady in 2024.

Nodeware sales increased from $431,824 in 2022 to $705,562 in 2023, an increase of over 63%.  This increase was due to the internal reorganization of our sales team in 2023, as well as increased marketing expenditures.  We expect to see continued significant growth of Nodeware sales throughout 2024.

Sales of Webroot decreased from $720,222 in 2022 to $559,215 in 2023.  This is a legacy third party offering which we are no longer aggressively marketing.

Our cybersecurity services sales, primarily to SMEs, decreased by 10% to $1,269,469 during the twelve months ended December 31, 2023 from $1,409,113 during the corresponding period of 2022. The decrease in cybersecurity software and services sales during 2023 was attributable to delayed timing on completion of several projects late in the year, as well as a reduction of sales orders.  We expect our cybersecurity software and services business to grow in 2024 due to our increased spend in channel and marketing programs.

Cost of Sales and Gross Profit

Cost of sales principally represents the compensation expense for our employees (primarily the cost of our IT services group). To a lesser degree, but still significant, we also incurred cost of sales for third party software licenses for our commercial SME partners. Cost of sales decreased by 8% to $3,916,806 during the twelve months ended December 31, 2023 from $4,262,355 during the corresponding period of 2022. The decrease in cost of sales during the twelve months ended December 31, 2023 from 2022 was due to several cost reductions, but also partially offset by several increases.  The cost of supplying Webroot software decreased from $403,496 in 2022 to $317,653 in 2023, due to a reduction in sales.  The cost of labor to support cybersecurity projects decreased from $837,060 in 2022 to $653,860 in 2023 due to staff reductions.  The cost of labor to support managed services decreased from $2,191,522 in 2022 to $2,034,031 in 2023 due to staff reductions.

These decreases were partially offset by increases in software expense.  Software expenses related to cost of sales increased from $201,139 in 2022 to $274,290 in 2023, primarily driven by the increase in the amount of transactional data being processed by an outside third party vendor, due to the increase in Nodeware sales.

As a result of reduced costs of goods sold, gross profit increased year over year, by 11% to $3,037,214 for 2023.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased by approximately $279,000 in 2023. The primary components of that change were a reduction in legal, accounting, and public company fees of approximately $415,000, an increase in consulting fees of approximately $82,000, with multiple other smaller changes netting the difference.

Selling Expenses

The increase of $140,000 in selling expenses to approximately $2,732,000 in 2023 is principally due to an increase in marketing expenses of $555,000, offset by decreases in salaries of $177,000, decrease in the recognition of stock option expenses of $127,000, decreases of commissions on cybersecurity projects of $71,000, with multiple other smaller changes netting the difference.

Operating Loss

Operating loss improved approximately $435,000 from 2022 to 2023.  Gross profit also improved from the prior year, by approximately $296,000.  The decrease in our general and administrative expenses of $279,000, and the increase in selling expenses of $140,000, both described in detail above, were the primary reasons for the improvement in operating income.

Other Income

Other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

Interest Expense, net

Interest expense increased by approximately $547,000 and includes interest on indebtedness, amortization of loan fees, cost of stock options as part of debt agreements and fees for financing accounts receivable invoices. The increase in interest expense is principally attributable to bridge loan financing considerations of approximately $1,004,000 during 2022 and another $557,000 during 2023.

Net Loss

The improvement in net loss is attributable primarily to the Employee Retention Credit as discussed above, the selling, general and administrative items discussed above resultant from our focus on growing and developing the Nodeware product, offset by the interest expense associated with loans in 2023.

Liquidity and Capital Resources

At December 31, 2023, we had cash of $25,473 available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $8,543,000 with a current ratio of 0.04.

During 2023, our primary sources of liquidity are cash provided by collections of accounts receivable and our factoring line of credit, and short term debt arrangements. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2023, based on eligible accounts receivable, we had $1,000  available under this arrangement. We expect sales during 2024 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At December 31, 2023, we had current notes payable of $219,000 to related parties. $100,000 of this debt was due on January 1, 2023. The remaining $129,000 are in the form of demand notes with an interest rate of 6%.

At December 31, 2023, we have current notes payable of approximately $2,085,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at December 31, 2023, are five bridge loans with Mast Hill Fund, L.P.  All five loans bear interest at 8% and subject to a 12% default interest rate as well as a 15% penalty in the event of a default.  We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.  In 2022, a total of approximately $737,000 was recorded as deferred note costs.  An additional amount of approximately $125,000 was recorded as deferred note costs associated with these loans in 2023.  At December 31, 2023, the unamortized balance of the deferred note costs for all five loans was approximately, $10,000. See Note 5 of the 2023 Audited Financial Statements for more information.

Notes payable to third parties at December 31, 2023, includes a loan with Celtic Bank.  In lieu of interest, this has a one-time up-front fixed fee of $12,391.  This entire fee was recorded as deferred note costs.  The remaining unamortized balance at December 31, 2023 was approximately $8,000.

At December 31, 2023, we also have an accrued liability for the voluntary match portion of a former simple IRA plan, including interest, of approximately $298,000. We do not anticipate distributing this liability in the next year or two. Interest will continue to accrue.

We have approximately $1,066,000 of current maturities of long-term obligations to third parties. This is composed of seven notes including long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, $175.000 due on January 1, 2024, which has not been renewed or amended, $100,000 due on January 1, 2024, which has not been renewed or amended, $9,000 due on January 1, 2024, which has not been renewed or amended, $166,473 due on August 24, 2024, $250,000 due on September 30, 2024, and $100,422 which is due in the next 12 months being paid $2,671 on a weekly schedule. The accrued interest on these notes is approximately $358,000 at December 31, 2023.

We have approximately $659,000 of current maturities of long-term obligations to related parties. This is composed of $25,000 which was due on June 30, 2023, $90,000 which was due on July 31, 2023, an $146,300 due on January 1, 2024 to two officers of the Company. The amount also includes $328,000 due on January 1, 2024 to our Chairman and $70,000 which was due on January 1, 2023 to a non-officer insider. The accrued interest of these five notes is approximately $239,800 at December 31, 2023.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their schedules maturities.

Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to and volatility in the financial markets in the United States and worldwide resulting from the COVID-19 pandemic or otherwise. With regards to our existing debt, we plan to restructure the debt, convert debt to equity or pay down appropriate debt. We may also increase ownership via exercising of stock options and the potential sale of restricted stock. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives including new software initiatives.

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

There is substantial doubt of the Company to continue as a going concern and our audit report included this matter

Cash Flows

The following table summarizes our cash flow information for the years presented, described below, and should be read in conjunction with our financial statements appearing at Item 15, Page F-1, et seq., of this report.

	Years Ended December 31,
	2023	2022
Net cash provided (used) in operating activities	$294,709	$(1,050,137)
Net cash provided (used) in investing activities	1,193,992	(216,023)
Net cash provided (used) by financing activities	(1,486,415)	1,189,915
Net increase (decrease) in cash	$2,286	$(76,245)

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill the majority of our clients monthly after services are performed, depending on the contract terms. Our net loss of $1,854,524 for 2023 was increased by non-cash expenses for depreciation, amortization, bad debt expense, amortization of debt discount and stock-based compensation, and decreased by non-cash recoveries of bad debt expense and debt restructuring, for a net change of $1,128,787. In addition, a decrease in accounts payable and deferred revenue, with an increase in accrued expenses, totaling $906,312, along with decreases in accounts receivable and other assets of $209,265, and the other income gain of $95,131 resulted in net cash provided by operating activities of $294,709.

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

Cash Flows Used in Investing Activities

In 2023 and 2022, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The slight increase of $1,129 from 2022 was primarily due to a similar level of development activities in 2023 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

In 2023, we sold the rights to our Employee Retention Credit claim to an outside third party, generating funds of $1,413,294.

Cash Flows Provided by Financing Activities

During 2023, we received $118,000 from a bridge loan from the Mast Hill Fund L.P, with debt issuance costs of $17,900. We received two loans from Celtic Bank associated with Stripe payments for approximately $325,000, with debt issuance costs of $28,867. We received a line of credit of $200,000 from BlueVine and withdrew another $42,224 from the line after three months with debt issuance costs of $12,391.   We also received $120,000 from a Sale of Future Receipts Agreement and $150,000 from a business loan agreement with Fresh Funding. These increases were partially offset by short term loan payments of $519,650.

We also paid off our bridge loan to Talos Victory Fund. The negotiated payment was $200,000.  We recorded a gain on forgiveness of debt of approximately $95,000 with the transaction.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2023, we had financing availability, based on eligible accounts receivable, of approximately $1,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of December 31, 2023.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At December 31, 2023, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.  We are renegotiating terms with the debtholders.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

			Affiliated
Name	Age	Position	Since
James Villa	66	Chief Executive Officer	2003
Donald W. Reeve (1)	77	Chairman of the Board	2013
Andrew Hoyen	53	President and Chief Operating Officer	2014
Richard Glickman	62	VP Finance and Chief Accounting Officer	2019
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

Audit Committee Financial Expert  (Secondary review of this section with legal is required)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2023. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

2023 Summary Compensation Table

The Summary Compensation Table below includes, for each of the years ended December 31, 2023 and 2022, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2023 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

James Villa	2023	241,579					241,579
Chief Executive Officer	2022	222,996					222,996

Andrew Hoyen	2023	237,500		5,933	12,703	(2)	256,136
President and Chief Operating Officer	2022	263,231	(1)		10,498	(3)	273,729

Richard Glickman	2023	122,400		2,214			124,614
VP Finance and Chief Accounting Officer	2022	112,994					112,994

1. Includes $44,000 for stock options Mr. Hoyen exercised before expiration.

2. Includes $9,553 for employer portion of healthcare insurance, and $3,150 for employer portion of HSA contribution.

3. Includes $7,591 for employer portion of healthcare insurance, and $2,907 for employer portion of HSA contribution.

2,3 This aggregate amount was less than $10,000 for the other listed officers.

Outstanding Equity Awards at December 31, 2023

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2023.

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options -	Exercise	Expiration
Name	- Exercisable	Unexercisable	Price	Date

James Villa	6,667	0	$8.63	01/20/2024
	3,334	0	$3.75	12/22/2024
	3,334	0	$9.00	11/16/2025

Andrew Hoyen	2,667	0	$3.00	12/09/2024
	3,334	0	$3.75	12/22/2024
	3,334	0	$1.50	06/01/2026
	6,700	0	$1.35	03/23/2028

Richard Glickman	2,667	0	$1.50	07/23/2024
	667	0	$3.00	12/09/2024
	334	0	$9.00	07/12/2025
	334	0	$6.75	01/03/2026
	2,500	0	$1.35	03/23/2028

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

Director Compensation Fiscal Year Ending December 31, 2023
Change in
Pension Value
and
	Fees				Nonqualified
	earned or			Non-Equity	Deferred
	paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	cash	Award	Award	Compensation	Earnings	Compensation	Total

Donald W. Reeve	$12,000	-	-	-	-	-	$12,000

At March 31, 2024, Donald W. Reeve held exercisable options for:

•	8,000 shares of our common stock at an exercise price of $3.75 per share which expires on November 30, 2024;

•	3,334 shares of common stock at an exercise price of $3.75 per share which expires on December 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2024 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;

•	each director;

•	each Named Executive named in the Summary Compensation Table above; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 175 Sully’s Trail, Suite 202, Pittsford, New York 14534. The percentages shown in the table are based on 521,175 shares of common stock issued and outstanding as of March 31, 2024.

	Shares of
	Common
	Stock
	Beneficially		Percentage of
Name of Beneficial Owner	Owned (5)		Ownership
Richard Glickman	7,036	(1)	1.3%
Andrew Hoyen	50,527	(2)	9.3%
Donald W. Reeve	39,758	(3)	7.4%
James Villa	113,055	(4)	18.8%
All Directors and Officers (4 persons) as a group	210,376	(5)	32.7%
5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	33,936	(6)	6.5%

Harry A. Hoyen	33,334	(7)	6.0%
Marblehead, OH 43440
Richard Popper	27,834	(8)	5.3%

(1)	Includes 6,502 shares subject to currently exercisable options.

(2)	Includes 16,035 shares subject to currently exercisable options.

(3)	Includes 18,001 shares subject to currently exercisable options.

(4)

Includes 72,226 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $124,543 through March 31, 2024; and 6,668 shares subject to currently exercisable options.

(5)	Assumes that all currently exercisable options, which total 47,206 shares, and convertible securities, which total 75,560 shares, owned by members of the group have been exercised.

(6)	Includes 33,936 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(7)	Consists of 33,334 shares subject to currently exercisable options.

(8)	Includes 5,001 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plan adopted in 2005. Since this plan has expired, no additional options may be granted under this plan. At December 31, 2023, there are options for 13,203 common shares under this plan.

The 2009 Stock Option Plan (“2009 Plan”) was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. The 2009 Plan expired on February 3, 2019, and as of December 31, 2023, there were outstanding options to acquire 6,601 shares of common stock under the 2009 Plan. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. Since this plan has expired, no additional options may be granted under this plan.

The 2019 Stock Option Plan (“2019 Plan”) Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2023, there were outstanding options to acquire 17,352 shares under the 2019 Plan and zero shares were available under our 2019 Plan. The 2019 Plan was replaced by our 2021 Plan (defined below) upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The 2020 stock option plan (“2020 Plan”) was established in April 2020 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2020 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2020 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2023, there were outstanding options to acquire 13,405 shares under the 2020 Plan and zero shares were available under our 2020 Plan. The 2020 Plan was replaced by our 2021 Plan upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The Infinite Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) was approved and adopted by our Board on December 15, 2021, subject to stockholder approval. The 2021 Plan was submitted to our stockholders for their approval at our 2021 Annual Meeting on January 26, 2022, and our stockholder approved the plan at the Annual Meeting. The 2021 Plan replaces the 2019 Plan and the 2020 Plan (the “Prior Plans”), and no further awards may be granted under the Prior Plans. The purpose of the 2021 Plan is to promote stockholder value and our future success by providing appropriate retention and performance incentives to employees and non-employee directors of the Company or its affiliates, and any other individuals who perform services for the Company or its affiliates. Generally, the 2021 Plan is administered by the compensation committee of the Board and provides that the maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan is (a) 60,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.  As of December 31, 2023, there were outstanding options to acquire 52,734 shares under the 2021 Plan and 14,636 shares were available under our 2021 Plan.

The following table summarizes, as of December 31, 2023, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of
			securities
			remaining
			available for
			future
	Number of		issuance
	securities to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plans
	of outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	Rights	rights	column (a))
	(a)	(b)	(c)
Expired equity compensation plans previously approved by security holders (1)	13,203	$7.17	0
Active equity compensation plans previously approved by security holders (2)	52,734	$1.15	14,903
Equity compensation plans not previously approved by security holders (3)	37,358	$4.68	0
Individual option grants that have not been approved by security holders (4)	54,336	$3.24	0
Total	157,631	$3.23	14,903

(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2023.

(2)	Consists of grants under our 2021 Plan, of which 42,734 are exercisable at December 31, 2023.

(3)	Consists of grants under our 2009 Plan, 2019 Plan and 2020 Plan of which 37,358 are exercisable at December 31, 2023.

(4)	Consists of individual option grants approved by the Board of which 54,336 were exercisable at December 31, 2023.

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

During 2021, the Company borrowed $249,000 on a 2019 note payable agreement for up to $500,000 with a related party, Harry Hoyen. The note has an interest rate of 7.5% and is due on August 31, 2026. The principal balance at December 31, 2023 is $499,000, with additional accrued interest of approximately $125,000.

On May 25, 2021, the Company issued a short-term note payable to a board member, Donald Reeve, for $100,000. The note bears a 6% interest rate and is due on March 31, 2022. The balance of the accrued interest at December 31, 2023 is $15,616.

The Company also issued two demand notes on September 16, 2021 payable to two board members with $30,000 payable to Donald Reeve, and $25,000 payable to Andrew Hoyen, totaling $55,000. The demand notes bear a 6% interest rate.  The $30,000 note was paid to Donald Reeve on April 11, 2023.  The balance of the accrued interest of the remaining note at December 31, 2023 is $3,440.

On October 14, 2021, the Company entered into two demand notes of $12,000 and on October 15, 2021 a third for $12,000 each with James Villa, Andrew Hoyen and Donald Reeve, respectively. Subsequently Mr. Reeve was paid back the $12,000 on November 16, 2021. The balance of the accrued interest of the remaining two notes at December 31, 2023 is $1,594 each.

On October 28, 2021, the Company entered into a demand note of $150,000 with its Vice President of Business Development, Richard Popper. The interest rate for this note is 6%. On November 2, 2021, the Company entered into a subscription agreement with its Vice President of Business Development, Richard Popper. Pursuant to the subscription agreement, Mr. Popper agreed to purchase an aggregate amount of 13,334 shares of the Company’s common stock, par value $0.001 per share, at $7.50 per share, in exchange for the conversion and cancellation of an aggregate of $100,000 principal amount of the demand note. The closing of the subscription agreement occurred concurrently with the execution of the subscription agreement. The closing price of the Company common stock on November 2, 2021 was $12.75 per share. The balance of the accrued interest at December 31, 2023 is $6,633.

On July 13, 2023, the Company issued a short-term note payable to a board member for $40,000. The note bears a 10% interest rate and was due on September 12, 2023. The Company paid $20,000 of the note on September 14, 2023.  The remaining balance was payable at December 31, 2023.  The balance of the accrued interest at December 31, 2023 is $1,271.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2023 and 2022, Freed Maxick P.C., our independent registered public accounting firm, performed the following professional services.

Description	2023	2022

Audit fees
Audit of the financial statements	$100,000	$90,000
Quarterly reviews	77,000	34,500
Total audit fees	177,000	124,500

Audit-related fees
Pratum audit and S-1 review	0	201,500
Loan reviews and other acquisition costs	0	6,000
Total audit-related fees	0	207,500

Tax fees
None	0	0
Total tax fees	0	0

Freed Maxick P.C. and associated entities fee total	$177,000	$332,000

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

44

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

45

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

10.46	First Amendment to Stock Purchase Agreement, dated March 28, 2022, by and between Infinite Group, Inc. David A. Nelson, Jr. Living Trust, David A. Nelson, Jr., and Pratum, Inc.

10.47	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated March 31, 2022

10.48	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated March 31, 2022

10.49	Stock Purchase Agreement, dated April 12, 2022, by and between Infinite Group, Inc. and Talos Victory Fund, LLC

10.50	Promissory Note, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC

10.51	Warrant, issued April 12, 2022, by Infinite Group, Inc. to Talos Victory Fund, LLC

10.52	Warrant, issued April 12, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.53	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated June 30, 2022

10.54	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated June 30, 2022

10.55	Modification Agreement to Line of Credit Note and Agreement originally dated July 17, 2017 between the Company and Andrew Hoyen dated July 29, 2022

10.56	Loan Agreement between the Company and Celtic Bank dated August 8, 2022

10.57	Modification Agreement to Promissory Note originally dated December 30, 2020 between the Company and Donald Reeve dated September 6, 2022

10.58	Modification Agreement to Promissory Note originally dated May 25, 2021 between the Company and Donald Reeve dated September 6, 2022

10.59	Securities Purchase Agreement, dated November 23, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.60	Promissory Note, issued November 23, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.61	Warrant, issued November 23, 2022, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.62	Warrant, issued November 23, 2022, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.63	Amendment, dated November 23, 2022, to Promissory Note issued November 3, 2021, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.64	Amendment, dated November 23, 2022, to Promissory Note issued February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.65	Amendment, dated November 23, 2022, to Promissory Note issued May 27, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

46

10.66	Securities Purchase Agreement, dated February 3, 2023, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.67	Promissory Note, issued February 3, 2023, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.68	Warrant, issued February 3, 2023, by Infinite Group, Inc. to Mast Hill Fund, L.P.

10.69	Warrant, issued February 3, 2023, by Infinite Group, Inc. to J.H. Darbie & Co., Inc.

10.70	Amendment, dated February 3, 2023, to Promissory Note issued February 11, 2022, by and between Infinite Group, Inc. and Mast Hill Fund, L.P.

10.71	Amended and Restated Line of Credit Note and Agreement, dated March 17, 2023, by and between Infinite Group, Inc. and James V. Leonardo

10.72	Letter Agreement, dated March 17, 2023, by and among Infinite Group, Inc., James Villa, James V. Leonardo and RES Exhibit Services, LLC

10.73	Risk Participation of ERC Claim Agreement, dated March 27, 2023, by and between Infinite Group, Inc. and 1861 Acquisition LLC

10.74	Business Loan Agreement, dated August 23, 2023, by and between Infinite Group, Inc. and WebBank

10.75	Financing and Security Agreement, dated September 14, 2023, by and between Infinite Group, Inc, and Celtic Bank Corporation

10.76	Future Receipts Sale Agreement, dated December 15, 2023, by and between Infinite Group, Inc. and Fresh Funding Solutions, Inc.

10.77	Receivables Purchase Agreement, dated February 13, 2024, by and between Infinite Group, Inc. and UFS West LLC

10.78	Subordinated Business Loan and Security Agreement, dated March 8, 2024, by and between Infinite Group, Inc. and Agile Capital Funding, LLC

10.79	Amended and Restated Loan and Security Agreement, dated August 16, 2024, by and between Infinite Group, Inc. and Harry Hoyen

10.80	Asset Purchase Agreement by and between Infinite Group, Inc. and Opti9 Technologies LLC dated as of March 12, 2025

10.81	Business Loan and Security Agreement, dated August 13, 2025, by and between Infinite Group, Inc and WebBank

10.82	Business Loan and Security Agreement, dated September 22, 2025, by and between Infinite Group, Inc and ODK Capital, LLC

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

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

Infinite Group, Inc.

Date: October 31, 2025	By:	/s/ James Villa
James Villa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Villa	Chief Executive Officer	October 31, 2025
James Villa	(Principal Executive Officer)

/s/ Richard Glickman	VP Finance and Chief Accounting Officer	October 31, 2025
Richard Glickman	(Principal Financial and Accounting Officer)

/s/ Andrew Hoyen	President and Chief Operating Officer	October 31, 2025
Andrew Hoyen

/s/ Donald W. Reeve	Chairman of the Board	October 31, 2025
Donald W. Reeve

48

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2023

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Freed Maxick P.C. - Firm ID 0317

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Infinite Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Default Interest on Debt

Critical Audit Matter description

As discussed in Note 5 of the financial statements, during the year ended December 31, 2023 the Company defaulted on several notes as they did not meet required payment obligations. These defaults triggered provisions where amounts due under the notes are subject to a higher default interest rate and the entire principal balance along with accrued and default interest are subject to a 15% penalty.

We identified the accounting for the default and penalty interest amounts as a critical audit matter.  Auditing the accounting for these was especially challenging due to the complexity of the agreements and related calculations. Auditing these elements required an increased level of audit effort.

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed include: Inspecting underlying agreements, reviewing management’s calculations of the deferred and penalty interest amounts, and performing an independent calculation of the amounts due to determine reasonableness of management’s calculation.

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1995.

Rochester, New York

October 31, 2025

INFINITE GROUP, INC.
BALANCE SHEETS

	Years Ended December 31,
	2023	2022
ASSETS
Current assets:
Cash	$25,473	$23,187
Accounts receivable, net of allowances for credit losses of $7,800 as of
December 31, 2023 and $36,710 as of December 31, 2022, respectively.	214,221	406,005
Prepaid expenses and other current assets	138,637	144,218
Total current assets	378,331	573,410

Right of Use Asset Operating Lease, net	562,296	645,095
Property and equipment, net	2,865	19,996
Software, net	425,810	417,325
Deposits	10,144	10,144
Total assets	$1,379,446	$1,665,970

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,627,169	$1,687,579
Accrued payroll	649,328	386,289
Accrued interest payable	1,435,533	783,581
Accrued retirement	298,243	286,605
Deferred revenue	404,998	550,523
Accrued expenses other and other current liabilities	392,097	138,639
Operating lease liability - Short-term	84,869	76,826
Current maturities of long-term obligations	1,065,895	515,000
Current maturities of long-term obligations - related parties	659,300	385,000
Notes payable, net	2,085,191	1,572,857
Notes payable - related parties	219,000	229,000
Total current liabilities	8,921,623	6,611,899

Long-term obligations:
Notes payable:
Other	22,993	458,849
Related parties	499,000	886,876
Operating Lease liability - Long-term	487,691	572,560
Total liabilities	9,931,307	8,530,184

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 and 470,093 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	521	470
Additional paid-in capital	32,331,160	32,164,334
Accumulated deficit	(40,883,542)	(39,029,018)
Total stockholders' deficiency	(8,551,861)	(6,864,214)
Total liabilities and stockholders' deficiency	$1,379,446	$1,665,970

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenue	$6,954,020	$7,003,404
Cost of revenue	3,916,806	4,262,355
Gross profit	3,037,214	2,741,049

Costs and expenses:
General and administrative	2,209,956	2,488,937
Selling	2,731,535	2,591,623
Total costs and expenses	4,941,491	5,080,560

Operating loss	(1,904,277)	(2,339,511)

Other income (expense)
Other income (loss)	1,757,829	(60,973)

Interest income	71,624	109
Interest expense:
Related parties	(99,593)	(91,944)
Other	(1,680,107)	(1,069,338)
Total interest expense	(1,779,700)	(1,161,282)

Total other income (expense)	49,753	(1,222,146)

Net loss	$(1,854,524)	$(3,561,657)

Net loss per share – basic and diluted	$(3.70)	$(7.95)

Weighted average shares outstanding – basic	501,447	447,870

Weighted average shares outstanding – diluted	501,447	447,870

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2023 and 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2021	436,012	$436	$31,369,036	$(35,467,361)	$(4,097,889)

Exercise of stock options	5,668	6	16,994	-	17,000
Stock based compensation	-	-	143,181	-	143,181
Warrants issued	-	-	635,151	-	635,151
Cashless exercise of warrants	26,894	27	(27)	-	0
Split Adjustments	1,519	1	(1)	-	0
Net loss	-	-	-	(3,561,657)	(3,561,657)

Balance - December 31, 2022	470,093	470	32,164,334	(39,029,018)	(6,864,214)

Issuance of common stock	30,000	30	26,670	-	26,700
Stock based compensation	-	-	32,343	-	32,343
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	21,082	21	(21)	-	0
Net loss	-	-	-	(1,854,524)	(1,854,524)

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

See notes to audited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,854,524)	$(3,561,657)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Stock based compensation	32,343	143,181
Depreciation and amortization	233,921	240,923
Amortization of debt discount	847,724	637,879
Amortization of common stock expensed for services	18,817	-
Bad debt expense	(4,018)	27,000
Restructure of short term debt and interest	-	60,973
Other income - non-operating	(95,131)	-
(Increase) decrease in assets:
Accounts receivable	195,801	(89,180)
Prepaid expenses and other assets	13,464	71,396
Increase (decrease) in liabilities:
Accounts payable	(60,410)	1,150,716
Deferred revenue	(145,525)	52,789
Accrued expenses	1,100,609	204,660
Accrued retirement	11,638	11,183
Net cash provided (used) by operating activities	294,709	(1,050,137)

Cash flows from investing activities:
Purchase of property and equipment	(2,098)	(969)
Sale of ERC claim	1,413,294	-
Capitalization of software development costs	(217,204)	(215,054)

Net cash provided (used) by investing activities	1,193,992	(216,023)

Cash flows from financing activities:
Proceeds from notes payable	955,091	1,737,552
Debt issuance costs	(59,158)	(242,297)
Proceeds from notes payable - related parties	40,000	-
Repayment of ERC Claim Agreement	(1,662,698)	-
Repayment of notes payable - related parties	(50,000)	-
Repayment of notes payable - short-term	(709,650)	(322,340)
Proceeds from the exercise of common stock options	-	17,000

Net cash provided (used) by financing activities	(1,486,415)	1,189,915

Net (decrease) increase in cash	2,286	(76,245)

Cash - beginning of year	23,187	99,432

Cash - end of year	$25,473	$23,187

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$401,976	$269,777

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$107,834	$635,151
Settlement of accounts receivable, notes payable,
and accrued interest	$-	$322,500
Common stock issued via exercise of non-cash warrant	$21	$-
Right of use asset operating lease and lease liability	$-	$691,010

See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity industry. There were no significant sales from customers in foreign countries during 2023 and 2022. All assets are located in the United States.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating loss of $1,904,277 in 2023 and operating loss of $2,339,511 in 2022, net loss of $1,854,524 in 2023 and net loss of $3,561,657 in 2022, and stockholders’ deficiencies of $8,551,861 and $6,864,214 at December 31, 2023 and 2022, respectively. The Company has a working capital deficit of approximately $8.5 million at December 31, 2023.  These factors raise initial doubt about the entities ability to continue as a going concern.

The Company’s mission is to drive stockholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $7,800 for credit losses was reasonably stated at December 31, 2023 ($36,710 – 2022).  The January 1, 2022 account receivable balance, net of allowance of $9,710, was $727,297.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 12.1% at December 31, 2023) against the average daily outstanding balance of funds advanced.

The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for credit losses, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the year ended December 31, 2023, the Company sold approximately $4,104,000 ($3,972,700 - 2022) of its accounts receivable to the Purchaser. As of December 31, 2023, approximately $337,600 ($228,000 - 2022) of these receivables remained outstanding. Additionally, as of December 31, 2023, the Company had $1,000 available under the financing line with the financial institution ($144,000 - 2022). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $33,490 at December 31, 2023 ($22,760 - 2022) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $60,400 for the year ended December 31, 2023 ($52,200 - 2022). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of December 31, 2023, there is $1,111,230 of costs capitalized and $685,420 of accumulated amortization ($894,027 and $476,702, respectively, in 2022). During the year ended December 31, 2023 there was $208,718 of amortization expense recorded ($215,379 in 2022). $47,317 is not subject to amortization at December 31, 2023 as development related to these costs are not complete.  Future amortization is expected to be $425,810 at a rate of $198,370, $145,493, $76,745, and $5,202 for the years, 2024, 2025, 2026, and 2027, respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately $53,500 and $46,500 during the years ended December 31, 2023 and 2022, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2023 and 2022.

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

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  There were no material unsatisfied performance obligations at December 31, 2023 or 2022 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2023	2022
Managed support services	$4,419,775	$4,442,236
Cybersecurity projects	1,269,469	1,409,113
Software	1,264,776	1,152,055
Total sales	$6,954,020	$7,003,404

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

Cybersecurity projects

Cybersecurity projects include performing cybersecurity assessments, testing and consulting as a CISO (Chief Information Security Officer).

-

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

-

In substantially all agreements, a 50% to 75% down payment is required before work is initiated. Down payments received are deferred until revenue is earned. Upon completion of performance obligation of service, payment terms are 30 days.

Software

Software revenue includes the selling of licenses of Nodeware® and third-party software, principally Webroot™.

-

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

-

We generate revenue via fixed price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. The revenues are recognized at time of service.

-	Based on historical experience, the Company believes that collection is reasonably assured.

For the year ended December 31, 2023, we recognized revenue of approximately $540,000 that was included in the deferred revenue liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is approximately $405,000.

During 2023, sales to one client, including sales under subcontracts for services to several entities, accounted for 63.6% of total sales (63.4% - 2022) and 16.4% of accounts receivable at December 31, 2023 (26.5% - 2022).

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2023 or 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2019 through 2023 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2023 and 2022:

	Years Ended December 31,
Numerator for basic and diluted net loss per share:	2023	2022

Net loss	$(1,854,524)	$(3,561,657)
Basic and diluted net loss per share	$(3.70)	$(7.95)

Weighted average common shares outstanding:
Basic shares	501,447	447,870
Diluted shares	501,447	447,870

Anti-dilutive shares excluded from net loss per share	462,934	415,534

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

Recent Accounting Guidance Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of this new accounting standard increased the reserve by approximately $21,600, which was deemed immaterial to adjust beginning accumulated deficit.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2023	2022
Software	3 years	$72,834	$72,834
Equipment	3 to 10
	years	158,702	156,603
Furniture and fixtures	5 to 7 years	17,735	17,735
		249,271	247,172
Accumulated depreciation		(246,406)	(227,176)

		$2,865	$19,996

Depreciation expense was $5,580 and $22,110 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5. - NOTES PAYABLE - CURRENT

Notes payable consist of:

	December 31,
	2023	2022
Demand note payable, 10%, secured by software (A)	$12,500	$12,500
Convertible promissory note, 8%, (B)	259,029	240,902
Convertible promissory note, 8%, (C)	213,772	370,000
Convertible promissory note, 8%, (D)	-	262,453
Convertible promissory note, 8%, (E)	355,000	355,000
Convertible promissory note, 8%, (F)	566,000	566,000
Convertible promissory note, 8%, (G)	118,000	-
Financing arrangement on certain accounts receivable (H)	124,191	75,838
Financing and Security Agreement (I)	157,775	-
Financing and Security Agreement (J)	42,224	-
Sale of Future Receipts Agreement (K)	116,181	-
Convertible notes payable, 6% (L)	150,000	150,000
	$2,114,672	$2,032,693
Less: Deferred financing costs (G,H,I)	20,493	112,000
Debt discounts - warrants (G)	8,988	347,836
	$2,085,191	$1,572,857

(A)	Demand Note payable, 10%, secured by Software - During 2015, the Company issued a note in connection with the purchase of Software.

(B)	Convertible promissory note, 8%, due November 3, 2022 – During 2021, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $44,800 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $53,760 were due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $44,800 as noted above, paid a finder’s fee of $20,160, and the lender’s legal fees of $5,000. These deferred financing fees were amortized ratably through October 2022. The Company did not meet the monthly payment obligations; however, on November 23, 2022, the lender waived the default provisions as of November 23, 2022 and extended the maturity date to March 31, 2023 as part of an amendment which increased the balance of the note by $140,000 and the Company repaid the $140,000 five days later. As of the filing date, the Company has not paid off the note. The lender could trigger the default provisions.

(C)

Convertible promissory note, 8%, due February 15, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $37,000 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $44,400 were due beginning June 16, 2022, and each month thereafter with the final payment due on February 15, 2023. In February 2023, the due date was extended to May 30, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $37,000 as noted above, paid a finder’s fee of $14,650, and the lender’s legal fees of $3,000. These deferred financing fees are being amortized ratably through February 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions on February 5, 2023 through February 5, 2023. On February 5, 2023, the lender extended the maturity date to May 30, 2023 as part of an amendment and the Company owed $200,000 by March 31, 2023 or an additional $30,000 would be added to the balance. The Company paid $200,000 of the existing balance on April 3, 2023 and the lender waived the additional $30,000. As of the filing date, the Company has not paid off the note. The lender could trigger the default provisions.

(D)

Convertible promissory note, 8%, due April 12, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $296,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $29,600 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $35,520 were due beginning August 12, 2022, and each month thereafter with the final payment due on April 12, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $29,600 as noted above, paid a finder’s fee of $11,320, and the lender’s legal fees of $5,000. These deferred financing fees are being amortized ratably through April 2023. The Company did not meet the monthly payment obligations; however, the lender accepted a settlement for principal and accrued interest in April 2023 for $200,000. The debt was forgiven at that time and approximately $95,000 was recorded as forgiveness of debt in 2023.

(E)

Convertible promissory note, 8%, due May 26, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $35,500 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $42,600 were due beginning September 27, 2022, and each month thereafter with the final payment due on May 26, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the Promissory note of $35,500 as noted above, paid a finder’s fee of $15,975, and the lender’s legal fees of $3,500. These deferred financing fees are being amortized ratably through May 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions through November 2022. However, the Company was in default as of December 31, 2022 and as of the filing date and the lender could trigger the default provisions.

(F)

Convertible promissory note, 8%, due November 22, 2023 – During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $566,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $56,600 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $67,920 were due beginning March 23, 2023, and each month thereafter with the final payment due on November 22, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $3.55 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $56,600 as noted above, paid a finder’s fee of $14,000, and the lender’s legal fees of $5,000. These deferred financing fees were being amortized ratably through November 2023. The Company did not meet the monthly obligation. As of the filing date, the lender could trigger the default provisions.

(G)	Convertible promissory note, 8%, due February 3, 2024 – During 2023 the Company entered into a convertible promissory note. In exchange for the convertible promissory note, lender agreed to lend the Company $118,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $11,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the note. The Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the Promissory note of $11,800 as noted above, paid a finder’s fee of $3,100, and the lender’s legal fees of $3,000. These deferred financing fees were being amortized ratably through January 2024. The Company did not meet the monthly obligation. As of the filing date, the lender could trigger the default provisions.

(H)	Financing arrangement on certain accounts receivable- During 2022, the Company entered into a financing arrangement. Pursuant to the financing arrangement, the lender agreed to lend the Company $139,400 with a one--time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the financing arrangement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher. As of December 31, 2022, the outstanding balance was $75,838. Subsequent payments shall also consist of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. During March 2023, the Company entered into a revised financing arrangement with the lender. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264. The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement. The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. During October 2023, the Company entered into a second revised financing arrangement with the lender. Under the terms of the second revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603. The balance of the original revised loan of $35,754 was paid to the lender as part of the revised financing agreement. The lender payments became due on October 19, 2023, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $17,400 over a sixty-day period, whichever is higher, with the final payment due on April 11, 2025. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the lender’s loan agreement.

(I)	Financing and Security Agreement, due September 16, 2024 - On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892 per month for 12 months effective October 16, 2023. The annual percentage rate of the LOC is 48.4%. If LOC is prepaid, the unpaid interest accrued will be due to Celtic. If an additional draw on the LOC is requested, a draw fee will be imposed.

(J)	Financing and Security Agreement, due December 16, 2024 - On September 14, 2023, the Company, as borrower, requested and received an draw against the LOC noted in (I) above. The amount of the draw was $42,224 with a payment plan of $4,411 per month for 12 months effective January 16, 2024. A draw fee of $967 was imposed.

(K)	Sale of Future Receipts Agreement, due November 15, 2024 - On December 15, 2023, the Company, as borrower, entered into a Sale of Future Receipts Agreement ("Agreement") with Fresh Funding Solutions, Inc. (“Fresh”). The Company is selling a portion of a future revenue stream to Fresh at a discount. The purchase price paid to the Company was $120,000. The net amount funded to the Company was $118,765 net of fees with a payment plan of $3,250 per week for 48 weeks. The effective interest rate of the agreement is 58.6%

(L)	Convertible notes payable, 6%, maturity date of December 31, 2016 - At December 31, 2023, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2022) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $3.75 per share. The Notes bear interest at 6.0% and is past due. The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Notes payable - related parties consist of:

	December 31,
	2023	2022
Demand notes payable to director, 6%, unsecured	$120,000	$130,000
Demand note payable to employee, 6% unsecured	50,000	50,000
Demand notes payable to officer and director, 6%, unsecured	37,000	37,000
Demand note payable to officer and director, 6%, unsecured	12,000	12,000
	$219,000	$229,000

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Other - Term notes payable - other consist of:

	December 31,
	2023	2022
2022 note payable, 10%, unsecured, due September 30, 2024 (A)	$250,000	$250,000
Note payable, 10%, secured, due January 1, 2018 (B)	265,000	265,000
Convertible term note payable,12%, secured, due January 1, 2024 (C)	175,000	175,000
2020 note payable, 6%, unsecured, due August 24, 2024 (D)	166,473	166,473
Business loan agreement, due February 17, 2025 (E)	123,415	-
Convertible term note payable,7%, secured, due January 1, 2024 (F)	100,000	100,000
Convertible notes payable, 6%, due January 1, 2024 (G)	9,000	9,000
Accrued interest due after 2023 (H)	-	8,376
	1,088,888	973,849
Less: current maturities	1,065,895	515,000

	$22,993	$458,849

(A)	2022 note payable, 10%, unsecured, due September 30, 2024 - On March 17, 2023, the Company, entered into an Amended and Restated Line of Credit Note and Agreement effective as of October 1, 2022, which amended and restated the previous note from 2016. The note has a principal amount of $250,000 and accrues interest on the unpaid principal amount at a rate of ten percent (10%) per annum. Under the terms of the note, the Company agreed to make a one-time payment of $16,667 for interest accrued on the 2016 Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023. If an event of default occurs, the Company has 30 days to cure from the date on which the lender has provided the Company with written notice specifying the event of default. The Company extended the due date from September 30, 2023 to September 30, 2024 per the terms of the agreement.

(B)	Note payable, 10%, secured, due January 1, 2018 - During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. These borrowings bear interest at 10% and were due, as modified on January 1, 2018. This note has not been further extended and is past due. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

(C)	Convertible term note payable, 12%, secured, due January 1, 2024 - The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and was due, as modified on January 15, 2021 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $18.75 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company. The Company is in negotiations to extend the terms of the agreement.

(D)	2020 note payable, 6%, unsecured, due August 24, 2024 - The Company entered into a promissory note agreement dated August 24, 2020, with a third-party lender. The note represents the negotiated amount owed due to the lender after a payment in the amount of $550,000 was made to settle previous notes and interest held by the lender. The principal amount of the new note is $166,473. This note becomes due on August 24, 2024.

(E)	Business loan agreement, due February 17, 2025 - On August 25, 2023, the Company, as borrower, entered into a business loan arrangement (the “Loan”) with WebBank (the “Lender”). In exchange for the Loan, Lender agreed to lend the Company $150,000, with a payment plan of $2,671.15 per week for 78 weeks effective August 28, 2023. The effective interest rate of the Loan is 46.8%. If Loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to Lender.

(F)	Convertible term note payable, 7%, secured, due January 1, 2024 - The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $7.50 per share, which was the price of the Company's common stock on the closing date of the agreement. The Company is in negotiations to extend the terms of the agreement.

(G)	Convertible notes payable, 6%, due January 1, 2024 - The Company has a note payable to a former related party in the amount of $9,000. The note’s maturity was extended to January 1, 2024 from January 1, 2021. In consideration for this extension, the Company agreed to issue the borrower 25,000 options with a 3-year term to purchase common stock of the Company. exercisable at $7.50 per share. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share. The note bears interest at 6% at December 31, 2023 and December 31, 2022. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2023 was 8.75% (January 1, 2022 – 6%). The Company is in negotiations to extend the terms of the agreement.

(H)	Accrued interest due after 2023 – The accrued interest for items (F) and (G) above is not due until the due date of the respective loan. This amount is in accrued interest payable on December 31, 2023.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2023	2022
Note payable, up to $500,000, 7.5%, due August 31, 2026 (A)	$499,000	$499,000
2020 Note payable, 6%, due January 1, 2024 (B)	328,000	328,000
Convertible notes payable, 6% (C)	146,300	146,300
Convertible note payable, 7%, due June 30, 2023 (D)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (E)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (F)	70,000	70,000
Accrued interest due after 2023 (G)	-	113,576
	$1,158,300	$1,271,876
Less current maturities	659,300	385,000
	$499,000	$886,876

(A)	Note payable of up to $500,000, 7.5%, due August 31, 2026 - On May 7, 2019, the Company entered into a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019, $50,000 during the year ended December 31, 2020, and $249,000 during the year ended December 31, 2021 which remains outstanding at December 31, 2023.

(B)	2020 Note payable, 6%, due January 1, 2024 - On December 30, 2020, the Company entered into a promissory note agreement with a member of its Board. The interest payments are due quarterly. First payment to be made on April 1, 2021 and every three (3) months thereafter until the note is retired. No interest payments were made in 2022. A principal payment of two hundred thousand dollars ($200,000) was to be made on January 1, 2023 and a balloon payment of $128,000 on January 1, 2024. The Company is in negotiations to extend the terms of the agreement.

(C)

Convertible notes payable, 6% - The Company has a note payable to a related party of $146,300 maturing on January 1, 2024. This note’s maturity date was extended from January 1, 2020. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share, subject to certain limitations. The notes bear interest at 6% at December 31, 2023. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2023 was 8.75% (6% in 2022).

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

(D)	Convertible note payable, 7%, due June 30, 2023 - On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $7.50 per share. In 2019, the Company officer extended the due date to June 30, 2023. The Company is in negotiations to extend the terms of the agreement.

(E)	Note payable, $100,000 line of credit, 6%, unsecured - On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 31, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option was exercised in 2022.

(F)	Note payable, $75,000 line of credit, 6%, unsecured - On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option expired on January 2, 2023.

(G)	Accrued interest due after 2023 – The accrued interest for item (C) above was not due until the due date of the loan. The appropriate amount is recorded in accrued interest payable on December 31, 2023.

Notes Payable and Long-Term Obligations

As of December 31, 2023, minimum future annual payments of notes payable and long-term obligations and amortization of deferred financing costs are as follows:

	Annual	Annual
	Payments	Amortization	Net
Due Prior to 2024	$2,225,301	$-	$2,225,301
2024	1,833,566	29,481	1,804,085
2025	22,993	-	22,993
2026	499,000	-	499,000
Total notes payable and long-term obligations	$4,580,860	$29,481	$4,551,379

NOTE 7. - STOCK AND STOCK OPTION PLANS

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $0.01 per share. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plan adopted in 2005, which has authority to grant options to purchase up to an aggregate of 53,334 common shares at December 31, 2023 and 2022.  There are 0 shares available for grant at December 31, 2023.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 53,334 common shares at December 31, 2023 and 2022. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan. As this plan has expired, there are 0 shares available for grant at December 31, 2023.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares.  As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2023. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

2020 Plan - During 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares. As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2023.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

2021 Plan – During 2021, the Company’s Board approved the 2021 Equity Incentive Plan, which was subsequently approved by the stockholders on January 26, 2022.  The 2021 plan replaces the 2019 and 2020 plans, and grants options to purchase  up to an aggregate of (a) 60,000, plus (b) any shares of common stock that are subject to options granted under the prior plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the prior plans on or after January 26, 2022, plus (c) any shares of common stock that are subject to options granted under the prior plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the prior plans on or after January 26, 2022.  There are 14,903 shares available for granting under this plan as of December 31, 2023.

NOTE 8. - STOCK OPTION AGREEMENTS AND TRANSACTIONS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Most options expire from five to ten years after the grant date.

Option Agreements - The Company's Board approved stock option agreements with three employees for performance-based awards for an aggregate of 25,000 common shares.  Options for 10,000 shares are unvested at December 31, 2023 with an average exercise price of $1.00 per share. Options for 15,000 shares were forfeited.  These were unvested.

The remaining stock options issued during the year ended December 31, 2023 included in the table below relate to options issued to employees as compensation expense.

All stock options issued in 2022 were issued to employees as compensation expense.

On July 29, 2022, an executive officer exercised 5,334 options at a price of $3.00 per share.

No options were exercised in 2023.

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

The following assumptions were used for the years ended December 31, 2023 and 2022

	2023	2022

Risk free interest rate	3.57% to 4.65%	1.26% to 3.35%

Expected dividend yield	0%	0%

Expected stock price volatility	100% to 110%	110% to 130%

Expected life of options	2.75 to 2.87 years	2.75 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2022 and 2023:

		Number of	Weighted	Remaining	Aggregate
		Options	Average	Contractual	Intrinsic
		Outstanding	Exercise Price	Term	Value

Outstanding at December 31, 2021		143,427	$5.85
	Granted	1,403	$9.48
	Exercised	(5,668)	$3.00
	Expired	(7,373)	$4.87
Outstanding at December 31, 2022		131,789	$6.05
	Granted	67,600	$1.14
	Forfeited	(15,000)	$13.42
	Expired	(26,758)	$6.06
Outstanding at December 31, 2023		157,631	$3.23	2.6 years	$-

Vested or expected to vest at December 31, 2023		147,631	$3.36	2.5 years	$-

Exercisable at December 31, 2023		147,631	$3.36	2.5 years	$-

At December 31, 2023, there was approximately $6,300 of total unrecognized compensation cost related to outstanding non-vested options.  The balance was approximately $1,400 at December 31, 2022.

The weighted average fair value of options granted was $1.10 and $9.48 per share for the years ended December 31, 2023 and 2022, respectively. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.

NOTE 9. – WARRANTS

On November 3, 2021, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 18,667 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $181,900 will be amortized to interest expense over the life of the promissory note and was recorded as a discount to the promissory note (Note 5).  During 2022, the Lender initiated a cashless exercise of this warrants for 11,470 shares.

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

On February 15, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 12,334 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $131,600 will be amortized to interest expense over the life of the promissory note and was recorded as a discount to the promissory note (Note 5). During 2022, the Lender initiated a cashless exercise of this warrants for 9,362 shares.

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

On April 12, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued Talos Victory Fund, LLC (the “Lender”) a 5-year warrant to purchase 9,867 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $74,000 will be amortized to interest expense over the life of the promissory note and was recorded as a discount to the promissory note (Note 5).  During 2022, the Lender initiated a cashless exercise of this warrants for 6,062 shares.

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

On May 27, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 11,834 shares of Company common stock at a fixed price of $12.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $113,400 will be amortized to interest expense over the life of the promissory note and was recorded as a discount to the promissory note (Note 5). During 2023, the Lender initiated a cashless exercise of this warrants for 6,515 shares.

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

On November 23, 2022, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 110,000 shares of Company common stock at a fixed price of $3.55 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $257,400 will be amortized to interest expense over the life of the promissory note and was recorded as a discount to the promissory note (Note 5). During 2023, the Lender initiated a cashless exercise of these warrants for 14,567 shares.

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

On February 3, 2023, as additional consideration for the convertible promissory note financing (Note 5), the Company issued the Mast Hill Fund, L.P. (the “Lender”) a 5-year warrant to purchase 59,000 shares of Company common stock at a fixed price of $2.00 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the Lender customary “piggy-back” registration rights with respect to the shares issuable upon conversion of the promissory note and exercise of the warrant. No material relationship exists between the Company or its affiliates and Lender, other than in respect of the note. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $102,700 will be amortized to interest expense over the life of the Promissory Note and was recorded as a discount to the promissory note (Note 5).

On February 3, 2023, J.H. Darbie & Co., Inc., a registered broker-dealer, acted as a finder in connection with the same convertible promissory note and was paid a cash fee of $3,100 and issued a 5-year warrant to purchase 3,098 shares of Company common stock at a fixed price of $2.40 per share, subject to price adjustments for certain actions, including dilutive issuances. The Company has granted the finder customary “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant. The Company evaluated the terms of the warrant under ASC 480 and ASC 815 and determined that they were to be treated as equity instruments. The value of the warrant (calculated using the Black-Scholes option pricing model to determine the estimated fair value of the warrant) of approximately $5,200 will be amortized to interest expense over the life of the Promissory Note and is recorded as a discount to the promissory note (Note 5).

NOTE 10. – INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December 31,
	2023	2022
Deferred:
Federal	$(1,000)	$(227,000)
State	(188,000)	(73,000)
	(189,000)	(300,000)
Change in valuation allowance	189,000	300,000
	$-	$-

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $9,900,000 ($9,300,000 - 2022) and various state net operating loss carryforwards of approximately $9,700,000 ($6,700,000 - 2022). Approximately $6,100,000 of these carryforwards can be carried forward indefinitely, while the remaining carryforwards expire from 2024 through 2042. These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2023, a net deferred tax asset, representing the future benefit attributed primarily to the available net operating loss carryforwards in the amount of approximately $2,727,000 ($2,538,000 - 2022), had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
Deferred tax assets (liabilities):	2023	2022

Net operating loss carryforwards	$2,515,000	$2,187,000
Operating Lease ROU	(143,000)	(158,000)
Operating Lease Liability	146,000	159,000
Capital Loss Carryforward	77,000	-
Property, Equipment and Amortizable Assets	12,000	47,000
Reserves and accrued expenses payable	120,000	303,000
Gross deferred tax asset	2,727,000	2,538,000
Deferred tax asset valuation allowance	(2,727,000)	(2,538,000)

Net deferred tax asset	$-	$-

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2023	2022

Statutory U.S. federal tax rate	21.00%	21.00%

Change in valuation allowance	(10.20)	(8.40)
Net operating loss carryforward expiration	(10.70)	(11.10)
State taxes	10.20	2.00
Original Issue Discount	(6.10)	(3.30)
Stock-based compensation	(4.10)	(0.10)
Other permanent non-deductible items	(0.10)	(0.10)

Effective income tax rate	0.00%	0.00%

NOTE 11 – ERC CLAIM AND RISK PARTICIPATION AGREEMENT

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

During June 2023, the Company received checks for the ERC from the IRS.  The amount received was the $1,662,698 plus $70,699 of interest.  These checks were forwarded to the Buyer as per the Agreement.  The Company recorded the Transferred Interests amount as other income and the interest received as interest income and interest expense.  In the Statements of Cash Flows the amounts received from the IRS were recorded as Investing activity and the amounts forwarded to the Buyer were recorded as a financing activity

NOTE 12. - EMPLOYEE RETIREMENT PLANS

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $298,243 and $286,605, as of December 31, 2023 and 2022, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2023, 401(k) employee contribution limits are $22,500 plus a catch-up contribution for those age 50 and over of $7,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2023 or 2022.

NOTE 13. - LEASE

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029. Rent due is $118,487 annually during the first year of the lease term, and increases by 2.0% annually thereafter.

Upon entering the lease agreement, the Company recognized a right-of-use asset of $691,009 and a lease liability of $691,009.

Supplemental balance sheet information related to the operating lease was as follows:

December 31, 2023
Right of use asset – lease, net	$562,296
Operating lease liability - short-term	$84,869
Operating lease liability - long-term	487,691
Total operating lease liability	$572,560

Discount rate - operating lease	7.0%

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

2024	$122,280
2025	124,722
2026	127,205
2027	129,761
2028	132,346
2029 and thereafter	55,593
Total lease payments	$691,907
Less: imputed interest	(119,347)
Total	$572,560

NOTE 14. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of approximately $395,000 at December 31, 2023 ($185,000 - 2022).  As of December 31, 2022 there is an additional accrued interest to related parties of approximately $114,000, due to be paid subsequent to December 31, 2023.

NOTE 15. - SUBSEQUENT EVENTS

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

On May 22, 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary. to support  the Company’s Nodeware solution.

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

During April and May 2025, the Company executed layoffs constituting a material reduction in the workforce because of this change. During 2025, the Company received task orders and executed time and materials subcontracts with Peraton to retain certain employees serving the US Government agency.

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

