Form 10-Q
period 2024-03-31
INFINITE GROUP INC
filed 2025-11-03
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-21816

__________________________

INFINITE GROUP, INC.
(Exact name of registrant as specified in its charter)

 ___________________________

Delaware	52-1490422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

175 Sully’s Trail, Suite 202, Pittsford, New York	14534
(Address of principal executive offices)	(Zip Code)

(585) 385-0610

(Registrant’s telephone number, including area code)

___________________________

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

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2024

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Current assets:
Cash	$4,265	$25,473
Accounts receivable, net of allowances for expected credit losses of $9,600 as of March 31, 2024 and $7,800 as of December 31, 2023, respectively	92,383	214,221
Prepaid expenses and other current assets	243,088	138,637
Total current assets	339,736	378,331
Right of Use Asset Operating Lease, net	273,376	562,296
Property and equipment, net	1,585	2,865
Software, net	425,543	425,810
Deposits	10,144	10,144
Total assets	$1,050,384	$1,379,446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,723,871	$1,627,169
Accrued payroll	664,311	649,328
Accrued interest payable	1,520,384	1,435,533
Accrued retirement	301,225	298,243
Deferred revenue	391,854	404,998
Accrued expenses other and other current liabilities	461,911	392,097
Current maturities of long-term obligations	1,067,472	1,065,895
Operating lease liability - Short-term	41,528	84,869
Current maturities of long-term obligations - related parties	659,300	659,300
Notes payable, net	2,277,752	2,085,191
Notes payable - related parties	219,000	219,000
Total current liabilities	9,328,608	8,921,623

Long-term obligations:
Notes payable:
Other	-	22,993
Related parties	499,000	499,000
Operating lease liability - long-term	227,875	487,691
Total liabilities	10,055,483	9,931,307

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding on March 31, 2024 and December 31, 2023.	521	521
Additional paid-in capital	32,337,451	32,331,160
Accumulated deficit	(41,343,071)	(40,883,542)
Total stockholders' deficiency	(9,005,099)	(8,551,861)
Total liabilities and stockholders' deficiency	$1,050,384	$1,379,446

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$1,578,495	$1,763,993
Cost of revenue	971,410	966,206
Gross profit	607,085	797,787

Costs and expenses:
General and administrative	451,880	531,645
Selling	408,315	693,110
Total costs and expenses	860,195	1,224,755

Operating loss	(253,110)	(426,968)

Interest expense
Interest expense:
Related parties	(25,721)	(26,945)
Other	(196,048)	(500,058)
Total interest expense	(221,769)	(527,003)

Gain on partial termination of lease	15,350	-

Net loss	$(459,529)	$(953,971)

Net loss per share – basic and diluted	$(0.88)	$(2.02)

Weighted average shares outstanding
- basic and diluted	521,175	471,396

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2024 and 2023

Three Months Ended March 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	-	-	6,291	-	6,291
Net loss	-	-	-	(459,529)	(459,529)

Balance - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

Three Months Ended March 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	-	-	26,159	-	26,159
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	6,515	7	(7)	-	-
Net loss	-	-	-	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(459,529)	$(953,971)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock based compensation	6,291	26,159
Depreciation and amortization	56,185	67,918
Amortization of debt discount	19,043	209,204
Bad debt recovery	-	(5,610)
Bad debt expense	6,206	-
Gain on partial termination of lease	(15,350)	-
(Increase) decrease in assets:
Accounts receivable	115,632	116,060
Prepaid expenses and other assets	(104,451)	(326,851)
Increase (decrease) in liabilities:
Accounts payable	96,702	154,301
Deferred revenue	(13,144)	37,980
Accrued expenses	169,648	235,188
Accrued retirement	2,982	2,866
Net cash used by operating activities	(119,785)	(436,756)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,099)
Sales of ERC claim	-	1,330,464
Capitalization of software development costs	(53,525)	(61,423)

Net cash provided (used) by investing activities	(53,525)	1,266,942

Cash flows from financing activities:
Proceeds from notes payable	335,500	257,645
Debt issuance costs	-	(45,931)
Repayments of notes payable	(183,398)	(83,991)

Net cash provided by financing activities	152,102	127,723

Net increase (decrease) in cash	(21,208)	957,909

Cash - beginning of period	25,473	23,187

Cash - end of period	$4,265	$981,096

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$125,887	$66,159

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$-	$107,834
Common stock issued via exercise of warrant	$-	$7

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2023 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $459,529 and $953,971 for the three months ended March 31, 2024 and 2023, respectively, and stockholders’ deficiencies of $9,005,099 and $8,551,861 at March 31, 2024 and December 31, 2023, respectively. The Company has a working capital deficit of approximately $9.0 million at March 31, 2024.

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

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2023 presents a summary of significant accounting policies as included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2024 or 2023 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended
	March 31,
	2024	2023
Managed support services	$1,074,096	$1,126,797
Cybersecurity projects	185,596	322,064
Software	318,803	315,132
Total Revenue	$1,578,495	$1,763,993

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

Nodeware and Webroot software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For Webroot, substantially all customers are billed in the month of the service and is cancellable upon notice per the respective agreements. The majority of Webroot billing is electronic, and approximately half of those billed amounts are paid to the Company instantaneously via an online payment platform. For Nodeware, billings generally occur annually or monthly in advance of services for clients with recurring subscriptions.  In some instances, billing is made monthly in arrears based on actual consumption in the prior month.  For payments made in advance, revenue related to the term associated with our software licenses is recognized ratably over the contractual period.

We generate revenue via fixed price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. The revenues are recognized at time of service.

Based on historical experience, the Company believes that collection is reasonably assured.

During the three months ended March 31, 2024, sales to one client, including sales under subcontracts for services to several entities, accounted for 68% of total sales (64% in 2023) and 29% of accounts receivable at March 31, 2024 (16% at December 31, 2023).

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

Leases - At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 10 for further disclosure regarding lease accounting.

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

Recently Issued Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal 2024 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company will adopt this standard with our fiscal 2025 annual filing. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 12.10% at March 31, 2024) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the three months ended March 31, 2024, the Company sold approximately $1,146,000 ($1,090,000 – March 31, 2023) of its accounts receivable to the Purchaser. As of March 31, 2024, approximately $420,000 ($335,000 - December 31, 2023) of these receivables remained outstanding. Additionally, as of March 31, 2024, the Company had $0 available under the financing line with the Purchaser ($1,000 at December 31, 2023). After deducting estimated fees, allowance for credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $42,000 at March 31, 2024 ($33,000 at December 31, 2023,) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $18,833 for the three months ended March 31, 2024 ($14,672 – March 31, 2023). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of March 31, 2024, there was $1,164,755 of costs capitalized ($1,111,230 as of December 31, 2023) and $739,212 of accumulated amortization ($685,420 as of December 31, 2023). During the three months ended March 31, 2024, there was $53,792 of amortization expense recorded ($64,484 in 2023). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three months ended March 31, 2024, there was approximately $14,800 of labor amounts expensed related to these development costs ($6,600 in 2023).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended March 31, 2024 and 2023, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $166,100 and $205,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of March 31, 2024, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $789,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

Future Receivables Purchase Agreement -On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC. The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In September 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500. This forgiveness of debt resulted in a gain of approximately $29,900.

Subordinated Business Loan and Security Agreement -On March 14, 2024, the Company received funding from a subordinated business loan and security agreement with Agile Lending, LLC. The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. The effective interest rate of the agreement is approximately 199%. In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000. This forgiveness of debt resulted in a gain of approximately $43,600.

Obligations in Default– As of March 31, 2024, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 15, 2022, May 31, 2022, November 23, 2022, and February 2, 2023. Per the arrangements, the Company has accrued approximately $55,000 and $217,000 in default and penalty interest expense during the three months ended March 31, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(459,529)	$(953,971)
Basic and diluted net loss per share	$(0.88)	$(2.02)

Weighted average common shares outstanding
Basic and diluted shares	521,175	471,396

Anti-dilutive shares excluded from net loss per share calculation	453,876	505,864

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

The Company has approved stock options plans and agreements covering up to an aggregate of 194,907 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted for the three months ended March 31, 2024. 47,600 options were granted for the three months ended March 31, 2023.

10,000 options vested during the three months ended March 31, 2024. The expense for the options was $6,291.

A summary of all stock option activity for the three months ended March 31, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(9,801)	8.59
Outstanding at March 31, 2024	147,830	$2.87	2.5 years	$0

At March 31, 2024- vested or
expected to vest	147,830	$2.87	2.5 years	$0
Exercisable	147,830	$2.87	2.5 years	$0

Note 10. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company renegotiated  the lease agreement which resulted in a partial termination of the lease.  The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due is $5,052 per month from February 1, 2024 to June 30, 2024, The subsequent annual lease amount is $61,778, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in January 2024.  A non-operating gain of $15,350 was recorded.

Supplemental balance sheet information related to the lease on March 31, 2024 and December 31, 2023 is as follows:

		March 31,	December 31,
Description	Classification	2024	2023
Right of Use Asset – Lease, net	Other assets (non-current)	$273,376	$562,296

Operating Lease liability – Short-term	Accrued liabilities	41,528	84,869
Operating Lease liability – Long-term	Other long-term liabilities	227,875	487,691
Total operating lease liability		$269,403	$572,560

Discount rate – operating lease		8.0%	7.0%

Note 11. Related Party Accrued Interest Payable

Included in accrued interest payable at March 31, 2024 is amounts due to related parties of approximately $421,000 ($395,000 at December 31, 2023).

Note 12. Subsequent Events

On April 3, 2024, the Company formed Nodeware Inc. in the state of Delaware. It is a wholly owned subsidiary to support Nodeware’s go to market.

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

On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a maturity date of August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month..

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

In September 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

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

As part of these software and service offerings we:

Internally developed and brought to market Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 135 channel partners across North America;

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2023 we made significant investments in IGI and CyberLabs sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2024.

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

In May 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary to support the Company’s Nodeware solution. Nodeware, Inc. was established to take over the operations of CyberLabs.

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

Cybersecurity Services

We provide cybersecurity consulting services that include incident response, security awareness training, risk management, IT governance and compliance, security assessment services, PenLogic™ penetration testing services, and Chief Information Security Officer Team as a Service (CISOTaaS™) offerings to channel partners and direct customers across different vertical markets (banking, supply chain, manufacturing, healthcare, legal, etc.) in North America. Our cybersecurity projects leverage different technology platforms and processes such as Nodeware to create a living document that a customer can use to go forward on a path of continuous improvement for its overall Information security. We support both internal and external organizations with our cybersecurity overlay that allows us to stay agnostic in the process, especially for compliance while enabling the IT organization to address the issues discovered. We validate overall network security with the goal of maintaining the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from attempted threats and incidents. We continue to enhance our cybersecurity services when opportunities materialize and as the market evolves.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table compares our statements of operations data for the three months ended March 31, 2024 and 2023. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$1,578,495	100.0%	$1,763,993	100.0%	$(185,498)	(10.5)%
Cost of sales	971,410	61.5	966,206	54.8	5,204	0.5
Gross profit	607,085	38.5	797,787	45.2	(190,702)	(23.9)
General and administrative	451,880	28.6	531,645	30.1	(79,765)	(15.0)
Selling	408,315	25.9	693,110	39.3	(284,795)	(41.1)
Total cost and expenses	860,195	54.5	1,224,755	69.4	(364,560)	(29.8)

Operating loss	(253,110)	(16.0)	(426,968)	(24.2)	173,858	(40.7)
Interest expense (net)	(221,769)	(14.0)	(527,003)	(29.9)	305,234	(57.9)
Other income	15,350	1.0	-	-	15,350	-
Net loss	$(459,529)	(29.1)%	$(953,971)	(54.1)%	$494,442	51.8%

Net loss per share - basic and diluted	$(0.88)		$(2.02)		$1.14

Sales

Our managed support service sales decreased by 5% from $1,126,797 during the three months ended March 31, 2023 to $1,074,096 during the corresponding period of 2024. Managed support service sales comprised approximately 68% of our sales in three months ended March 31, 2024, and approximately 64% for the same period in 2023. The decrease in our managed support service sales during the three months ended March 31, 2024 was due to the termination of a project by Perspecta.

Our cybersecurity projects sales decreased by 42% from $322,064 during the three months ended March 31, 2023 to $185,596 during the corresponding period of 2024.  The decrease in our cybersecurity projects sales during the three months ended March 31, 2024 was due to less projects completed with less employees in 2024.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 1% from the three months ended March 31, 2023 to the same period in 2024.  Sales for the period in 2023 were $315,132 and increased by $3,671 to $318,803 for the same period in 2024.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We expect this trend to continue throughout 2024 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales increased by 0.5% to $971,410 during the three months ended March 31, 2024 from $966,206 during the corresponding period of 2023. The change in cost of sales during the three months ended March 31, 2024 from 2023 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects.  This reduction of payroll was due to normal attrition without replacement.  There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.  This reduction was offset by reclassifying former operating expenses as cost of sales in 2024.

Our gross profit decreased by $190,702 from the three months ended March 31, 2023 to 2024. The decrease was primarily due to the decrease in sales referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $451,880 for the three months ended March 31, 2024 decreased approximately 15% from $531,645 for the same quarter of 2023. The decrease was primarily due to the reduction in legal and accounting fees from 2023 to 2024, down approximately $21,000, decrease in rent of approximately $11,000 due to a smaller office in 2024, and less public company expenses of approximately $19,000 due to NASDAQ and OTC spending in 2023 versus none in the first three months of 2024.

Selling Expenses

Selling expenses of $408,315 for the three months ended March 31, 2024 decreased approximately 41% from $693,110 for the same quarter of 2023. Approximately half of the decrease was due to a decrease in marketing spending, especially for trade shows. Two vice presidents left the company in the second half of 2023 and were not replaced as well as new commission plans have led to less commissions being expensed.

Operating Loss

For the three months ended March 31, 2024 and March 31, 2023, operating loss was $253,110 and $426,968, respectively, for an improvement in the loss by $173,858. The improvement in our operating loss from the previous year is principally attributable to the  reduction of general and administrative expenses of approximately $80,000, the decrease in selling expenses of approximately $284,800, partially offset by the reduction of revenues of approximately $185,500 for the three months ended March 31, 2024 as compared to 2023.

Interest Expense

Net interest expense of $221,769 for the three months ended March 31, 2024 decreased 58% from expense of $527,003 for the same quarter of 2023. The decrease in interest expense is primarily attributable to the initial penalty interest accrued on the defaulted bridge loans in 2023.

Other Income

For the three months ended March 31, 2024, we had $15,350 of other income.  This was due to the accounting for the partial termination of our office lease in January 2024.

Net Loss

For the three months ended March 31, 2024 and March 31, 2023, net loss was $459,529 and $953,971, respectively, a decrease in the loss by $494,442. The decrease in the loss is attributable primarily to the decreased general and administrative expenses, sales expenses and interest items discussed above, partially offset by lower revenues for the three months ended March 31, 2024 as compared to 2023.

Liquidity and Capital Resources

At March 31, 2024, we had cash of $4,265 available for working capital needs and planned capital asset expenditures. At March 31, 2024, we had a working capital deficit of approximately $9.0 million and a current ratio of 0.04.

During 2024, our primary sources of liquidity is cash provided by collections of accounts receivable and our factoring line of credit and short term loans. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2024, based on eligible accounts receivable, we had $0 available under this arrangement. We expect sales during 2024 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into two loan agreements in the three month period ended March 31, 2024.

On February 16, 2024, we received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500 and a payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The outstanding balance on the debt at March 31, 2024 was approximately $128,500.  In September 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

On March 14, 2024, we received funding from a subordinated business loan and security agreement with Agile Lending, LLC.  The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. The outstanding balance on the debt at March 31, 2024 was approximately $180,700. In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000.  This forgiveness of debt resulted in a gain of approximately $43,600.

At March 31, 2024, we had current notes payable of $219,000 to related parties. $100,000 of this debt was due on January 1, 2023. The remaining $119,000 are in the form of demand notes with an interest rate of 6%.

At March 31, 2024, we have current notes payable of approximately $2,278,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable that was due on June 30, 2016 which has not been paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at March 31, 2024, are five bridge loans with Mast Hill Fund, L.P., for $1,510,877. All five loans bear interest at 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a .default.  We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

Notes payable to third parties at March 31, 2024, also includes a loan balance with Celtic Bank for $71,556.  This loan does not bear interest, and instead incurred a one-time fee of $16,403 at origination.  The payments consist of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform.

During the first quarter of 2024, there were no transactions to deferred note costs. At March 31, 2024, the unamortized balance of the deferred note costs for all notes payable to third parties approximately $10,400. See Notes 5 and 6 of the 2023 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2024, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. $49,000 is outstanding as of March 31, 2024.

We have $1,067,472 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $280,000), $166,473 due on August 24, 2024, $101,999 due February 17, 2025, and $250,000 due on September 30, 2024.

At March 31, 2024, we have $659,300 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 was due on July 31, 2023, and$274,300 was due January 1, 2024.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at March 31, 2024.

We also had a short-term obligation at March 31, 2023 for $1,413,294.  This obligation was from the Company entering into a Risk Participation of ERC (Employee Retention Credit) Claim Agreement with 1861 Acquisition LLC.  In the event that the IRS disallowed all or a portion of the ERC, the 1861 Acquisition LLC had the demand right to put all or a part of the disallowed portion back to the Company at a price equal to 85% of the impaired amount, plus interest at 10% per annum, calculated from the date of March 27, 2023 until payment was made.  During June 2023, the Agreement was settled.  The Company received checks for the ERC from the IRS.  The amount received was the $1,662,698 plus $70,699 of interest.  These checks were forwarded to the Buyer as per the Agreement.  The Company recorded the Transferred Interests amount as other income and the interest received as interest income and interest expense.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used by operating activities	$(119,785)	$(436,756)
Net cash provided (used) by investing activities	(53,525)	1,266,942
Net cash provided by financing activities	152,102	127,723
Net increase (decrease) in cash	$(21,208)	$957,909

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $459,529 for the three months ended March 31, 2024 was offset in part by non-cash expenses and credits of $87,725 and an addback of a gain on lease modification of $15,350. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $11,181, an increase in accrued payroll, deferred revenue and other expenses payable of $159,486 and an increase in accounts payable of $96,702 resulting in cash used by operating activities of $119,785.

We continue to invest in our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we expect a delay before realizing a return from our sales and marketing efforts, of one or more quarters. As a result, we may continue to experience operating income or operating losses from these resource expenditures until sufficient sales are generated. We expect to fund the cost for the new expenditures from our operating cash flows, the equity raise and incremental borrowings, as needed.

Cash Flows Provided (Used) by Investing Activities

In the quarters ended March 31, 2024 and 2023, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware of $53,525 and $61,423, respectively. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.  In the quarter ended March 31, 2023, we received approximately $1,330,000 for the aforementioned Risk Participation of ERC (Employee Retention Credit) Claim Agreement.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2024, we received $335,500 from various debt products, including a future receivables purchase agreement loan with UFS West LLC for $150,000, and a subordinated business loan and security agreement with Agile Lending, LLC for $185,500.  We also paid principal of $161,982 on short term debt and $21,416 on the current portion of long term debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2024, we had financing availability, based on eligible accounts receivable, of approximately $0 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of March 31, 2024.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At March 31, 2024, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $129,500 at March 31, 2024.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $280,500 at March 31, 2024.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $148,000 at March 31, 2024.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $194,800 at March 31, 2024.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $108,600 at March 31, 2024.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2022. The accrued interest on the note is approximately $102,400 at March 31, 2024.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $36,900 at March 31, 2024.

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

