Form 10-Q
period 2024-06-30
INFINITE GROUP INC
filed 2025-11-03
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2024

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

____________________________________________
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

For the Period Ended June 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Current assets:
Cash	$17,981	$25,473
Accounts receivable, net of allowances for expected credit losses of $9,600
as of June 30, 2024 and $7,800 as of December 31, 2023, respectively	155,322	214,221
Prepaid expenses and other current assets	463,085	138,637
Total current assets	636,388	378,331

Right of Use Asset Operating Lease, net	262,497	562,296
Property and equipment, net	774	2,865
Software, net	420,163	425,810
Deposits	10,144	10,144
Total assets	$1,329,966	$1,379,446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,246,572	$1,627,169
Accrued payroll	886,531	649,328
Accrued interest payable	1,623,103	1,435,533
Accrued retirement	304,237	298,243
Deferred revenue	328,298	404,998
Accrued expenses other and other current liabilities	487,792	392,097
Current maturities of long-term obligations	1,043,411	1,065,895
Operating lease liability - Short-term	42,655	84,869
Current maturities of long-term obligations - related parties	659,300	659,300
Notes payable, net	2,159,598	2,085,191
Notes payable - related parties	219,000	219,000
Total current liabilities	10,000,497	8,921,623

Long-term obligations:
Notes payable:
Other	-	22,993
Related parties	499,000	499,000
Operating lease liability - long-term	216,819	487,691
Total liabilities	10,716,316	9,931,307

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $.001 par value, 60,000,000 shares authorized; 521,175
shares issued and outstanding, June 30, 2024 and December 31, 2023.	521	521
Additional paid-in capital	32,337,451	32,331,160
Accumulated deficit	(41,724,322)	(40,883,542)
Total stockholders' deficiency	(9,386,350)	(8,551,861)
Total liabilities and stockholders' deficiency	$1,329,966	$1,379,446

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$1,627,969	$1,783,476	$3,206,464	$3,547,469
Cost of revenue	926,524	998,215	1,897,934	1,964,421
Gross profit	701,445	785,261	1,308,530	1,583,048

Costs and expenses:
General and administrative	444,146	465,177	896,026	996,822
Selling	386,093	761,365	794,408	1,454,475
Total costs and expenses	830,239	1,226,542	1,690,434	2,451,297

Operating loss	(128,794)	(441,281)	(381,904)	(868,249)

Other income (expense)
Interest Income	-	71,324	-	71,624

Interest expense:
Related parties	(25,721)	(30,755)	(51,442)	(57,700)
Other	(226,736)	(688,133)	(422,784)	(1,188,491)
Total interest expense	(252,457)	(718,888)	(474,226)	(1,246,191)

Gain on partial termination of lease	-	-	15,350	-
Debt forgiveness	-	95,131	-	95,131
ERC tax refund	-	1,662,698	-	1,662,698
Total other income (expense)	(252,457)	1,110,265	(458,876)	583,262

Net profit (loss)	$(381,251)	$668,984	$(840,780)	$(284,987)

Net profit (loss) per share basic	$(0.73)	$1.35	$(1.61)	$(0.59)

Net profit (loss) per share diluted	$(0.73)	$1.07	$(1.61)	$(0.59)

Weighted average shares outstanding
- basic	521,175	494,960	521,175	483,243

Weighted average shares outstanding
- dilluted	521,175	638,776	521,175	483,243

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Three and Six Months Ended June 30, 2024 and 2023

Six Months Ended June 30, 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	-	-	6,291	-	6,291
Net loss	-	-	-	(459,529)	(459,529)

Balance - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

Net loss	-	-	-	(381,251)	(381,251)

Balance - June 30, 2024	521,175	$521	$32,337,451	$(41,724,322)	$(9,386,350)

Six Months Ended June 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	-	-	26,159	-	26,159
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	6,515	7	(7)	-	0
Net loss	-	-	-	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

Stock Issued	30,000	30	26,671	-	26,701
Net income	-	-	-	668,984	668,984

Balance - June 30, 2023	506,608	$507	$32,324,991	$(39,314,005)	$(6,988,507)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(840,780)	$(284,987)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	110,450	124,154
Amortization of debt discount	29,868	635,960
Amortization of common stock expensed for services	-	8,517
Stock based compensation	6,291	26,159
Bad Debt expense (recovery)	6,206	(4,018)
Forgiveness of debt	-	(95,131)
Gain on partial termination of lease	(15,350)	-
(Increase) decrease in assets:
Accounts receivable	52,693	197,132
Prepaid expenses and other assets	(324,448)	(299,859)
Increase (decrease) in liabilities:
Accounts payable	619,403	(81,635)
Deferred revenue	(76,700)	(98,785)
Accrued expenses	520,468	663,654
Accrued retirement	5,994	5,761
Net cash provided by operating activities	94,095	796,922

Cash flows from investing activities:
Purchase of property and equipment	-	(2,099)
Sale of ERC claim	-	1,413,294
Capitalization of software development costs	(100,651)	(113,790)

Net cash provided (used) by investing activities	(100,651)	1,297,405

Cash flows from financing activities:
Proceeds from notes payable	486,000	257,645
Debt issuance costs	-	(295,336)
Repayment of ERC Claim Agreement	-	(1,662,698)
Repayments of note payable-related parties	-	(30,000)
Repayments of note payable	(486,936)	(369,786)

Net cash used by financing activities	(936)	(2,100,175)

Net decrease in cash	(7,492)	(5,848)

Cash - beginning of period	25,473	23,187

Cash - end of period	$17,981	$17,339

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$264,061	$248,549

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$0	$107,834
Common stock issued via exercise of warrant	$0	$7
Common stock issued in conjunction with services	$0	$30

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2023 balance sheet has been derived from the auditedfinancial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $840,780 and $284,987 for the six months ended June 30, 2024 and 2023, respectively, and stockholders’ deficiencies of $9,386,350 and $8,551,861 at June 30, 2024 and December 31, 2023, respectively. The Company has a working capital deficit of approximately $9.4 million at June 30, 2024.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2024 or 2023 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Managed support services	$1,080,544	$1,122,084	$2,154,640	$2,248,882
Cybersecurity projects	223,345	353,937	408,941	676,000
Software	324,080	307,455	642,883	622,587
Total Revenue	$1,627,969	$1,783,476	$3,206,464	$3,547,469

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

During the three and six months ended June 30, 2024, sales to one client, including sales under subcontracts for services to several entities, accounted for 66% and 67% of total sales, respectively, (63% for both periods in 2023) and 26% of accounts receivable at June 30, 2024 (16% at December 31, 2023).

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

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal 2024 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 12.10% at June 30, 2024) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company with the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the six months ended June 30, 2024, the Company sold approximately $2,148,000 ($1,916,000 – June 30, 2023) of its accounts receivable to the Purchaser. As of June 30, 2024, approximately $340,000 ($335,000 - December 31, 2023) of these receivables remained outstanding. Additionally, as of June 30, 2024, the Company had $5,000 available under the financing line with the Purchaser ($1,000 at December 31, 2023). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $34,000 at June 30, 2024 ($33,000 at December 31, 2023), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $18,048 for the six months ended June 30, 2024 ($9,838 – June 30, 2023). The cost associated with the financing line totaled $36,881 for the six months ended June 30, 2024 ($24,510 – June 30, 2023). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of June 30, 2024, there was $1,211,881 of costs capitalized ($1,111,230 as of December 31, 2023) and $791,718 of accumulated amortization ($685,420 as of December 31, 2023). During the three and six months ended June 30, 2024, there was $52,506 and $106,298, respectively, of amortization expense recorded ($49,389 and $110,218, respectively, for the three and six months ended June 30, 2023). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and six months ended June 30, 2024, there was approximately $20,600 and $35,400, respectively, of labor amounts expensed related to these development costs ($15,000 and $21,700, respectively in 2023).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended June 30, 2024 and 2023, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $144,000 and $123,000, respectively.

Revenue recognized during the six months ended June 30, 2024 and 2023, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $251,000 and $307,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2024, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $373,500. The Company expects to recognize all over the next 12 months.

Note 7. Debt Obligations

Future Receivables Purchase Agreement- On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In September 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

Subordinated Business Loan- On March 14, 2024, the Company received funding from a subordinated business loan and security agreement with Agile Lending, LLC.  The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. The effective interest rate of the agreement is approximately 170%.  In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000.  This forgiveness of debt resulted in a gain of approximately $43,600.

Revised Financing Arrangement- During June 2024, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603.  The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement.  Payments to the lender began on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform or $18,629 over a sixty-day period, whichever is higher, with the final payment due on December 3, 2025. At June 30, 2024, the balance of this revised financing arrangement was $161,562.

Obligations in Default– As of June 30, 2024, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022 and February 3, 2023.  Per the arrangements, the Company has accrued approximately $55,000 and $110,000 in default and penalty interest expense during the three months and six months ended June 30, 2024, respectively ($130,000 and $347,000, respectively, in 2023).

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic net profit (loss) per share:
Net profit (loss)	$(381,251)	$668,984	$(840,780)	$(284,987)

Net profit (loss) per share - basic	$(0.73)	$1.35	$(1.61)	$(0.59)

Numerator for diluted net profit (loss) per share:
Net profit (loss)	$(381,251)	$681,001	$(840,780)	$(284,987)

Net profit (loss) per share - diluted	$(0.73)	$1.07	$(1.61)	$(0.59)

Weighted average common shares outstanding
Basic	521,175	494,960	521,175	483,243

Weighted average common shares outstanding
Diluted	521,175	638,776	521,175	483,243

Anti-dilutive shares excluded from
per share calculations	454,887	325,634	454,887	505,770

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the six months ended June 30, 2024. 47,600 options were granted during the six months ended June 30, 2023.

10,000 options vested during the six months ended June 30, 2024.  The expense for the options was $6,291.

The Company recorded expense for options issued to employees and independent service providers of $26,159 for both the three and six months ended June 30, 2023, respectively.

A summary of all stock option activity for the six months ended June 30, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(10,735)	8.25

Outstanding at June 30, 2024	146,896	$2.86	2.3 years	$0.00

At June 30, 2024- vested or
expected to vest	146,896	$2.86	2.3 years	$0.00

Exercisable	146,896	$2.86	2.3 years	$0.00

Note 10. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company partially terminated the lease agreement.  The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due is $5,052 per month from February 1, 2024 to June 30, 2024, The subsequent annual lease amount is $61,778, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in January 2024.  A non-operating gain of $15,350 was recorded.

Supplemental balance sheet information related to the lease on June 30, 2024 and December 31, 2023 is as follows:

		June 30,	December 31,
Description	Classification	2024	2023
Right of Use Asset Lease, net	Other assets (non-current)	$262,497	$562,296

Operating Lease liability Short-term	Accrued liabilities	42,655	84,869
Operating Lease liability Long-term	Other long-term liabilities	216,819	487,691
Total operating lease liability		$259,474	$572,560

Discount rate operating lease		8.00%	7.00%

Note 11. Related Party Accrued Interest Payable

Included in accrued interest payable at June 30, 2024 are amounts due to related parties of approximately $447,000, ($395,000 at December 31, 2023).

Note 12. Subsequent Events

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

On March 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if total repayment amount is not paid as of that date.  This loan agreement also eliminates the remaining balance of $30,029 from the previous Stripe loan dated June 3, 2024, as the remaining balance was rolled into this new loan.

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

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the cybersecurity market at a time when competition and consolidation in these markets are on the rise. Our strategy to differentiate our cybersecurity software and services from our competitors is to combine customized software and professional services, and grow our business by designing, developing, and marketing cybersecurity software-as-a-service (“SaaS”) solutions that can be deployed in myriad environments. Software and services are initially developed in our wholly-owned subsidiary, Nodeware Inc., to fill technology gaps we identify, and then we bring these software and services to market through our existing channel partner and customer relationships. Our software and services are designed to simplify and manage the security needs of our customers and channel partners in a variety of environments. We focus on the small and medium-sized enterprises market. We support our channel partners by providing recurring-revenue business models for both services and through our cybersecurity SaaS solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions.

As part of these software and service offerings we:

Internally developed and brought to market, Nodeware®, a patented SaaS solution that automates network asset identification, and cybersecurity vulnerability management and monitoring. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, which creates enhanced security to safeguard against hackers and ransomware. Nodeware provides an economical solution for small and medium-sized enterprises as compared to more costly solutions focused on enterprise-sized customers and is designed to accommodate the varying network needs of our end customers’ organizations and networks. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware is sold as a SaaS solution and continuously releases enhancements, updates, and upgrades to stay current with security needs and changes in the market. Nodeware is also designed to be integrated into other technology platforms. We primarily sell Nodeware through our channel partners, with a small percentage being sold directly to end customers. We intend to continue to develop our intellectual property to serve as the core to our proprietary software and services. In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 135 channel partners across North America;

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2023 we made significant investments in IGI and Nodeware Inc. sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2024.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following tables compare our statements of operations data for the three and six months ended June 30, 2024 and 2023. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,

					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$1,627,969	100.0%	$1,783,476	100.0%	$(155,507)	(8.7)%
Cost of sales	926,524	56.9	998,215	56.0	(71,691)	(7.2)
Gross profit	701,445	43.1	785,261	44.0	(83,816)	(10.7)
General and administrative	444,146	27.3	465,177	26.1	(21,031)	(4.5)
Selling	386,093	23.7	761,365	42.7	(375,272)	(49.3)
Total cost and expenses	830,239	51.0	1,226,542	68.8	(396,303)	(32.3)

Operating loss	(128,794)	(7.9)	(441,281)	(24.7)	312,487	70.8
Interest expense (net)	(252,457)	(15.5)	(647,564)	(36.3)	395,107	61.0
Other income	-	-	1,757,829	98.6	(1,757,829)	(100.0)
Net profit (loss)	$(381,251)	(23.4)%	$668,984	37.5%	$(1,050,235)	(157.0)%

Net profit (loss) per share - basic	$(0.73)		$1.35		$(2.08)

Net profit (loss) per share - diluted	$(0.73)		$1.07		$(1.80)

	Six Months Ended June 30,

					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$3,206,464	100.0%	$3,547,469	100.0%	$(341,005)	(9.6)%
Cost of sales	1,897,934	59.2	1,964,421	55.4	(66,487)	(3.4)
Gross profit	1,308,530	40.8	1,583,048	44.6	(274,518)	(17.3)
General and administrative	896,026	27.9	996,822	28.1	(100,796)	(10.1)
Selling	794,408	24.8	1,454,475	41.0	(660,067)	(45.4)
Total cost and expenses	1,690,434	52.7	2,451,297	69.1	(760,863)	(31.0)

Operating loss	(381,904)	(11.9)	(868,249)	(24.5)	486,345	56.0
Interest expense (net)	(474,226)	(14.8)	(1,174,567)	(33.1)	700,341	59.6
Other Income	15,350	0.5	1,757,829	49.6	(1,742,479)	(99.1)
Net loss	$(840,780)	(26.2)%	$(284,987)	(8.0)%	$(555,793)	(195.0)%

Net loss per share - basic and diluted	$(1.61)		$(0.59)		$(1.02)

Sales

Our managed support service sales decreased by 4% from $1,122,084 during the three months ended June 30, 2023 to $1,080,544 during the corresponding period of 2024.  For the six month period ended June 30, managed support service sales decreased 4% from $2,248,882 in 2023, to $2,154,640 for the same period in 2024.  Managed support service sales comprised approximately 66% of our sales in three months ended June 30, 2024, and approximately 63% for the same period in 2023. For the six months ended June 30, managed support service sales comprised approximately 67% of sales in 2024, and 63% for the same period in 2024.  The decrease in our managed support service sales during the three and six months ended June 30, 2024 was due to the termination of certain projects by Perspecta.

Our cybersecurity projects revenue decreased by 37%, from $353,937 for the three months ended June 30, 2023, to $223,345 for the same period ended June 30, 2024. For the six months ended June 30, 2024, cybersecurity projects decreased 40% to $408,941 from 676,000 in the same prior year period.  These decreases were due to decreased sales efforts due to less salespeople and the timing of the completion of the engagements.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 5% from the three months ended June 30, 2023 to the same period in 2024.  Sales for the period in 2023 were $307,455 and increased by $16,625 to $324,080 for the same period in 2024.  For the six months ended June 30, 2023 and 2024, sale were $622,587 and $642,883, respectively, for an increase of 3%.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We expect this trend to continue throughout 2024 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 6% to $926,524 during the three months ended June 30, 2024 from $998,215 during the corresponding period of 2023. For the six month periods ended June 30 2023 and 2024, cost of sales decreased from $1,964,421 in 2023 to $1,897,934 in 2024; a decrease of 3%.  The decrease in cost of sales during the three and six months ended June 30, 2024 from 2023 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects and lower Webroot costs offset by the increase in Nodeware related software charges.  The reduction of payroll and benefits was due to normal attrition without replacement.  There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit decreased by $83,816 for the three months ended June 30, 2023 to 2024, from $785,261 to $701,445. For the six months ended June 30, 2024, gross profit of $1,308,530 represents a 17% decrease over gross profits for the same period in 2023 of $1,583,048.  The increase was due to the combination of decreased sales previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $444,146 for the three months ended June 30, 2024 decreased approximately 5% from $465,177 for the same quarter of 2023. For the six months ended June 30, 2024, general and administrative expenses were $896,026, down from $996,822 for the same period in 2023.  The decrease was primarily due to the reduction in salaries and benefits in addition to lower rent due to downsizing the office space, and legal and accounting fees.

Selling Expenses

Selling expenses of $386,093 for the three months ended June 30, 2024 decreased approximately 49% from $761,365 for the same quarter of 2023. For the six months ended June 30, 2024, selling expenses were $794,408; a decrease of 45% from $1,454,475 for the same period in 2023.  For the three month period, approximately $200,000 of the decrease was due to marketing spending, in addition to reductions in staffing and related benefits of approximately $102,000.  For the six-month period, approximately $348,000 of the decrease was due to an decrease in marketing spending, in addition to reductions in staffing and related benefits of approximately $199,000.

Operating Loss

For the three months ended June 30, 2024 and June 30, 2023, operating loss was $128,794 and $441,281, respectively, for an improvement in the loss by $312,487. For the six months ended June 30, 2024 and June 30, 2023, the operating loss was $381,904 and $868,249, respectively.  The improvement in our operating loss from the previous year is principally attributable to the growth of sales as referenced above, the reduction in cost of sales, general and administrative expenses, and selling expenses as referenced above.

Interest Expense

Net interest expense of $252,457 for the three months ended June 30, 2024 decreased 61% from expense of $647,564 for the same quarter of 2023. For the six months ended June 30, 2024, net interest expense of $474,226 represents a decrease of $700,341 over the same period in 2023.  The decrease in interest expense is primarily attributable to the bridge loans entered into during 2022 and the first quarter of 2023 and penalty interest accrued on the defaulted loans of approximately $130,000 for the three months ended June 30, 2023 and approximately $347,000 for the six months ended June 30, 2023. There was also approximately $337,000 of interest expense associated with the loan associated with the Employee Retention Credit for the three and six months ended June 30, 2023.

Other Income

For the six months ended June 30, 2024, other income of $15,350 was for the accounting adjustment for the partial lease termination for the corporate office. For the three and six months ended June 30, 2023, other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

Net Profit (Loss)

For the three months ended June 30, 2024, net loss was $381,251,  For the same period in 2023, we showed a net profit of $668,984. For the six months ended June 30, 2024 and June 30, 2023, the net loss was $840,780 and $284,987, respectively.  The primary reasons for this decline in both periods was the one-time other income recognized during the three months ended June 30, 2023 associated with the Employee Retention Credit mentioned above.

Liquidity and Capital Resources

At June 30, 2024, we had cash of $17,981 available for working capital needs and planned capital asset expenditures. At June 30, 2024, we had a working capital deficit of approximately $9.4 million and a current ratio of 0.06.

During 2024, our primary sources of liquidity is cash provided by collections of accounts receivable and our factoring line of credit and short term loans. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At June 30, 2024, based on eligible accounts receivable, we had $5,000 available under this arrangement. We expect sales during 2024 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into two loan agreements and a revised financing arrangement during the six month period ended June 30, 2024.

On February 16, 2024, we received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500 and a payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The outstanding balance on the debt at June 30, 2024 was approximately $128,500.  In September 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

On March 14, 2024, we received funding from a subordinated business loan and security agreement with Agile Lending, LLC.  The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $5,824 per week for 24 weeks effective March 18, 2024. The outstanding balance on the debt at June 30, 2024 was approximately $180,700. In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000.  This forgiveness of debt resulted in a gain of approximately $43,600.

During June 2024, we entered into a revised financing arrangement with Celtic Bank for $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned us $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603.  The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement.  The lender payments became due on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform. At June 30, 2024, the balance of this revised financing arrangement was $161,562.

At June 30, 2024, we had current notes payable of $219,000 to related parties. $100,000 of this debt was due on January 1, 2023. The remaining $119,000 are in the form of demand notes with an interest rate of 6%.

At June 30, 2024, we have current notes payable of approximately $2,160,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 which has not been paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at June 30, 2024, are five bridge loans with Mast Hill Fund, L.P., for $1,510,877. All five loans bear interest at 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a .default.  We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

During the first six months of 2024, a total of approximately $17,000 was recorded as deferred note costs. At June 30, 2023, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $17,000. See Notes 5 and 6 of the 2023 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2024, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of June 30, 2024 is $49,000.

We have $1,043,411 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $280,000), $166,473 due on August 24, 2024, $77,938 due February 17, 2025, and $250,000 due on September 30, 2024.

At June 30, 2024, we have $659,300 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 is due on July 31, 2023, and$274,300 is due January 1, 2024.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at June 30, 2024.

The following table sets forth our cash flow information for the periods presented:
	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$94,095	$796,922
Net cash provided by (used in) investing activities	(100,651)	1,297,405
Net cash used in financing activities	(936)	(2,100,175)
Net decrease in cash	$(7,492)	$(5,848)

Cash Flows Provided by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $840,780 for the six months ended June 30, 2024 was offset by non-cash expenses and credits of $152,815 and an addback of a gain on partial termination of a lease of $15,350. In addition, our net loss was offset by an increase in accounts receivable and other assets of $271,755, an increase in accrued payroll, deferred revenue and other expenses payable of $449,762 and an increase in accounts payable of $619,403 resulting in cash provided by operating activities of $94,095.

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

Cash Flows Provided by (Used in) Investing Activities

During the six months ended June 30, 2024, we incurred capital expenditures of $100,651 for software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2024, we received $486,000 from various debt products, including a future receivables purchase agreement loan with UFS West LLC for $150,000, a subordinated business loan and security agreement with Agile Lending, LLC for $185,500, and a new Stripe loan from Celtic Bank for $167,657.  We also paid principal of $486,936 on short term debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2024, we had financing availability, based on eligible accounts receivable, of approximately $5,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of June 30, 2024.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At June 30, 2024, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Changes in Internal Control over Financial Reporting.There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three and six months ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2024, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $132,000 at June 30, 2024.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $287,000 at June 30, 2024.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $161,000 at June 30, 2024.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $216,000 at June 30, 2024.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $41,000 at June 30, 2024.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2023. The accrued interest on the note is approximately $110,000 at June 30, 2024.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $119,000 at June 30, 2024.

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

