Form 10-Q
period 2024-09-30
INFINITE GROUP INC
filed 2025-11-03
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

For the Period Ended September 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Current assets:
Cash	$22,481	$25,473
Accounts receivable, net of allowances for expected credit losses of $12,200 as of September 30, 2024 and $7,800 as of December 31, 2023, respectively	296,977	214,221
Prepaid expenses and other current assets	362,712	138,637
Total current assets	682,170	378,331
Right of Use Asset Operating Lease, net	251,416	562,296
Property and equipment, net	869	2,865
Software, net	411,384	425,810
Deposits	10,144	10,144
Total assets	$1,355,983	$1,379,446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,086,002	$1,627,169
Accrued payroll	730,004	649,328
Accrued interest payable	1,709,885	1,435,533
Accrued retirement	307,280	298,243
Deferred revenue	329,282	404,998
Accrued expenses other and other current liabilities	320,793	392,097
Operating lease liability - Short-term	43,804	84,869
Current maturities of long-term obligations	965,473	1,065,895
Current maturities of long-term obligations - related parties	1,263,523	659,300
Notes payable, net	1,956,712	2,085,191
Notes payable - related parties	139,000	219,000
Total current liabilities	9,851,758	8,921,623

Long-term obligations:
Notes payable:
Other	-	22,993
Related parties	1,072,527	499,000
Operating lease liability - long-term	205,346	487,691
Total liabilities	11,129,631	9,931,307

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding on September 30, 2024 and December 31, 2023.	521	521
Additional paid-in capital	32,337,451	32,331,160
Accumulated deficit	(42,111,620)	(40,883,542)
Total stockholders' deficiency	(9,773,648)	(8,551,861)
Total liabilities and stockholders' deficiency	$1,355,983	$1,379,446

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$1,635,958	$1,707,711	$4,842,422	$5,255,180
Cost of revenue	944,914	1,005,043	2,842,848	2,969,464
Gross profit	691,044	702,668	1,999,574	2,285,716

Costs and expenses:
General and administrative	453,407	620,180	1,349,433	1,617,002
Selling	499,869	665,571	1,294,277	2,120,046
Total costs and expenses	953,276	1,285,751	2,643,710	3,737,048

Operating loss	(262,232)	(583,083)	(644,136)	(1,451,332)

Other income (expense)
Interest Income	-	-	-	71,624

Interest expense:
Related parties	(37,046)	(31,477)	(88,488)	(89,177)
Other	(159,756)	(239,481)	(582,540)	(1,427,972)
Total interest expense	(196,802)	(270,958)	(671,028)	(1,517,149)

Debt forgiveness	71,736	-	71,736	95,131
Gain on partial termination of lease	-	-	15,350	-
ERC tax refund	-	-	-	1,662,698
Total other income (expense)	(125,066)	(270,958)	(583,942)	312,304

Net loss	$(387,298)	$(854,041)	$(1,228,078)	$(1,139,028)

Net loss per share – basic and diluted	$(0.74)	$(1.65)	$(2.36)	$(2.30)

Weighted average shares outstanding
– basic and diluted	521,175	517,533	521,175	494,799

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Nine Months Ended September 30, 2024 and 2023

Nine Months Ended September 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	-	-	6,291	-	6,291
Net loss	-	-	-	(459,529)	(459,529)

Balance - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

Net loss	-	-	-	(381,251)	(381,251)

Balance - June 30, 2024	521,175	$521	$32,337,451	$(41,724,322)	$(9,386,350)

Net loss	-	-	-	(387,298)	(387,298)

Balance - September 30, 2024	521,175	$521	$32,337,451	$(42,111,620)	$(9,773,648)

Nine Months Ended September 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	$470	$32,164,334	$(39,029,018)	$(6,864,214)

Stock based compensation	-	-	26,159	-	26,159
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	6,515	7	(7)	-	-
Net loss	-	-	-	(953,971)	(953,971)

Balance - March 31, 2023	476,608	$477	$32,298,320	$(39,982,989)	$(7,684,192)

Stock Issued	30,000	30	26,671	-	26,701
Net income	-	-	-	668,984	668,984

Balance - June 30, 2023	506,608	$507	$32,324,991	$(39,314,005)	$(6,988,507)

Stock based compensation	-	-	6,183	-	6,183
Cashless exercise of warrants	14,567	14	(14)	-	0
Net loss	-	-	-	(854,041)	(854,041)

Balance - September 30, 2023	521,175	$521	$32,331,160	$(40,168,046)	$(7,836,365)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,228,078)	$(1,139,028)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	168,948	175,859
Amortization of debt discount	39,286	768,547
Amortization of common stock expensed for services	-	18,817
Stock based compensation	6,291	32,343
Bad debt expense (recovery)	8,806	(4,018)
Forgiveness of debt	(71,736)	(95,131)
Gain on partial termination of lease	(15,350)	-
(Increase) decrease in assets:
Accounts receivable	(91,562)	208,860
Prepaid expenses and other assets	(224,075)	(125,830)
Increase (decrease) in liabilities:
Accounts payable	458,833	(64,953)
Deferred revenue	(75,716)	(99,311)
Accrued expenses	312,631	738,340
Accrued retirement	9,037	8,685
Net cash provided (used) by operating activities	(702,685)	423,180

Cash flows from investing activities:
Purchase of property and equipment	(564)	(2,099)
Sale of ERC claim	-	1,413,294
Capitalization of software development costs	(149,144)	(169,887)

Net cash provided (used) by investing activities	(149,708)	1,241,308

Cash flows from financing activities:
Proceeds from notes payable	486,000	600,805
Debt issuance costs	-	(58,322)
Proceeds from issuance of notes payable - related parties	1,200,000	40,000
Repayment of ERC Claim Agreement	-	(1,662,698)
Repayments of note payable-related parties	(102,250)	(50,000)
Repayments of note payable	(734,349)	(548,323)

Net cash provided (used) by financing activities	849,401	(1,678,538)

Net decrease in cash	(2,992)	(14,050)

Cash - beginning of period	25,473	23,187

Cash - end of period	$22,481	$9,137

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$366,111	$370,524

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$-	$107,834
Common stock issued via exercise of warrant	$-	$21
Common stock issued in conjunction with services	$-	$30

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of Infinite Group, Inc. (“Infinite Group, Inc.” or the “Company”) included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The December 31, 2023 balance sheet has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.

Note 2. Management Plans - Capital Resources

The Company reported net losses of $1,228,078 and $1,139,028 for the nine months ended September 30, 2024 and 2023, respectively, and stockholders’ deficiencies of $9,773,648 and $8,551,861 at September 30, 2024 and December 31, 2023, respectively. The Company has a working capital deficit of approximately $9.2 million at September 30, 2024.

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

Revenue

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at September 30, 2024 or 2023 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Managed support services	$1,113,968	$1,127,707	$3,268,608	$3,376,589
Cybersecurity projects	189,391	263,562	598,332	939,563
Software	332,599	316,442	975,482	939,028
Total Revenue	$1,635,958	$1,707,711	$4,842,422	$5,255,180

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

During the three and nine months ended September 30, 2024, sales to one client, including sales under subcontracts for services to several entities, accounted for 68% and 67%, respectively, of total sales, (66% and 64%, respectively, for the three and nine months ended September 30, 2023) and 25% of accounts receivable at September 30, 2024 (16% at December 31, 2023).

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

Recently Adopted Accounting Guidance - In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. The adoption of this new accounting standard increased the reserve by approximately $21,600, which was deemed immaterial to adjust beginning accumulated deficit.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. The Company will adopt this standard with our fiscal 2027 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 11.60% at September 30, 2024) against the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the nine months ended September 30, 2024, the Company sold approximately $3,137,000 ($3,118,000 – September 30, 2023) of its accounts receivable to the Purchaser. As of September 30, 2024, approximately $332,000 ($335,000 - December 31, 2023) of these receivables remained outstanding. Additionally, as of September 30, 2024, the Company had $37,000 available under the financing line with the Purchaser ($1,000 at December 31, 2023). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $33,000 at September 30, 2024 ($33,000 at December 31, 2023), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $18,648 for the three months ended September 30, 2024 ($18,563 – September 30, 2023). The cost associated with the financing line totaled $55,530 for the nine months ended September 30, 2024 ($43,073 – September 30, 2023). These financing line fees are classified on the statements of operations as interest expense.

Note 5. Capitalization of Software for Resale

As of September 30, 2024, there was $1,260,374 of costs capitalized ($1,111,230 as of December 31, 2023) and $848,990 of accumulated amortization ($685,420 as of December 31, 2023). During the three and nine months ended September 30, 2024, there was $57,272 and $163,570, respectively, of amortization expense recorded ($45,454 and $155,672, respectively, for the three and nine months ended September 30, 2023). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and nine months ended September 30, 2024, there was approximately $19,400 and $54,800, respectively, of labor amounts expensed related to these development costs ($11,100 and $32,800, respectively in 2023).

Note 6. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended September 30, 2024 and 2023, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $90,000 and $187,000, respectively.

Revenue recognized during the nine months ended September 30, 2024 and 2023, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $295,000 and $386,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2024, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $471,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 7. Debt Obligations

Future Receivables Purchase Agreement - On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC. The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In September 2024, UFS West LLC forgave the remaining payments on the subordinated business loan for $51,500. This forgiveness of debt resulted in a gain of approximately $29,900.

Subordinated Business Loan - On March 14, 2024, the Company received funding from a subordinated business loan and security agreement with Agile Lending LLC. The term loan amount was $185,500 with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. The effective interest rate of the agreement is approximately 199%. In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000. This forgiveness of debt resulted in a gain of approximately $43,600.

Revised Financing Arrangement - During June 2024, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603. The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement. Payments to the lender began on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform or $18,629 over a sixty-day period, whichever is higher, with the final payment due on December 3, 2025. At September 30, 2024, the balance of this revised financing arrangement was $112,769.

Related Party Loan- On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a term ending on August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month.

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

Loan Forgiveness- In September 2024, CAN Capital LLC forgave the remaining payments on the subordinated business loan for $60,295. This forgiveness of debt resulted in a gain of approximately $12,800.

Obligations in Default– As of September 30, 2024, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, November 23, 2022, and February 3, 2023. Per the arrangements, the Company has accrued approximately $56,000 and $166,000 in default and penalty interest expense during the three months and nine months ended September 30, 2024, respectively.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(387,298)	$(854,041)	$(1,228,078)	$(1,139,028)

Basic and diluted net loss per share	$(0.74)	$(1.65)	$(2.36)	$(2.30)

Weighted average common shares outstanding
Basic and diluted shares	521,175	517,533	521,175	494,799

Anti-dilutive shares excluded from
per share calculation	442,949	462,035	442,949	462,035

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

The Company has approved stock options plans and agreements covering up to an aggregate of 194,907 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors, and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the nine months ended September 30, 2024. 67,600 options were granted during the nine months ended September 30, 2023.

10,000 options were vested during the nine months ended September 30, 2024 for two employees. The expense for the options was $6,291.

The Company recorded expense for options issued to employees and independent service providers of $6,184 and $32,343 for the three and nine months ended September 30, 2023, respectively.

A summary of all stock option activity for the nine months ended September 30, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(22,750)	5.63

Outstanding at September 30, 2024	134,881	$2.85	2.5 years	$0.00

At September 30, 2024- vested or expected to vest	134,881	$2.85	2.5 years	$0.00

Exercisable	134,881	$2.85	2.5 years	$0.00

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

Supplemental balance sheet information related to the lease on September 30, 2024 and December 31, 2023 is as follows:

		September 30,	December 31,
Description	Classification	2024	2023
Right of Use Asset – Lease, net	Other assets (non-current)	$251,416	$562,296

Operating Lease liability – Short-term	Accrued liabilities	43,804	84,869
Operating Lease liability – Long-term	Other long-term liabilities	205,346	487,691
Total operating lease liability		$249,150	$572,560

Discount rate – operating lease		8.00%	7.00%

Note 12. Related Party Accrued Interest Payable

Included in accrued interest payable at September 30, 2024 are amounts due to related parties of approximately $458,000, ($395,000 at December 31, 2023).

Note 13. Subsequent Events

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

We believe our ability to succeed depends on how successful we are in differentiating ourselves in the cybersecurity market at a time when competition and consolidation in these markets are on the rise. Our strategy to differentiate our cybersecurity software and services from our competitors is to combine customized software and professional services, and grow our business by designing, developing, and marketing cybersecurity software-as-a-service (“SaaS”) solutions that can be deployed in myriad environments. Software and services are initially developed in our wholly-owned subsidiary, Nodeware, Inc., to fill technology gaps we identify, and then we bring these software and services to market through our existing channel partner and customer relationships. Our software and services are designed to simplify and manage the security needs of our customers and channel partners in a variety of environments. We focus on the small and medium-sized enterprises market. We support our channel partners by providing recurring-revenue business models for both services and through our cybersecurity SaaS solutions. Products may be sold as standalone solutions or integrated into existing environments to further automate the management of cybersecurity and related IT functions.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2023 we made significant investments in IGI and Nodeware, Inc. sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2024.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following tables compare our statements of operations data for the three and nine months ended September 30, 2024 and 2023. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$1,635,958	100.0%	$1,707,711	100.0%	$(71,753)	(4.2)%
Cost of sales	944,914	57.8	1,005,043	58.9	(60,129)	(6.0)
Gross profit	691,044	42.2	702,668	41.1%	(11,624)	(1.7)
General and administrative	453,407	27.7	620,180	36.3	(166,773)	(26.9)
Selling	499,869	30.6	665,571	39.0	(165,702)	(24.9)
Total cost and expenses	953,276	58.3	1,285,751	75.3	(332,475)	(25.9)

Operating loss	(262,232)	(16.0)	(583,083)	(34.1)	320,851	55.0
Interest expense (net)	(196,802)	(12.0)	(270,958)	(15.9)	74,156	27.4
Other income	71,736	4.4	-	-	71,736	-
Net loss	$(387,298)	(23.7)%	$(854,041)	(50.0)%	$466,743	54.7%

Net loss per share - basic and diluted	$(0.74)		$(1.65)		$0.91

	Nine Months Ended September 30,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$4,842,422	100.0%	$5,255,180	100.0%	$(412,758)	(7.9)%
Cost of sales	2,842,848	58.7	2,969,464	56.5	(126,616)	(4.3)
Gross profit	1,999,574	41.3	2,285,716	43.5%	(286,142)	(12.5)
General and administrative	1,349,433	27.9	1,617,002	30.8	(267,569)	(16.5)
Selling	1,294,277	26.7	2,120,046	40.3	(825,769)	(39.0)
Total cost and expenses	2,643,710	54.6	3,737,048	71.1	(1,093,338)	(29.3)

Operating loss	(644,136)	(13.3)	(1,451,332)	(27.6)	807,196	55.6
Interest expense (net)	(671,028)	(13.9)	(1,445,525)	(27.5)	774,497	53.6
Other Income	87,086	1.8	1,757,829	33.4	(1,670,743)	-
Net loss	$(1,228,078)	(25.4)%	$(1,139,028)	(21.7)%	$(89,050)	(7.8)%

Net loss per share - basic and diluted	$(2.36)		$(2.30)		$(0.06)

Sales

Our managed support service sales decreased by 1% from $1,127,707 during the three months ended September 30, 2023 to $1,113,968 during the corresponding period of 2024. For the nine month period ended September 30, managed support service sales decreased 3% from $3,376,589 in 2023, to $3,268,608 for the same period in 2024. Managed support service sales comprised approximately 68% of our sales during the three months ended September 30, 2024, and approximately 66% for the same period in 2023. For the nine months ended September 30, managed support service sales comprised approximately 67% of sales in 2024, and 64% for the same period in 2023. The change in our managed support service sales during the three and nine months ended September 30, 2024 was due to the termination of smaller projects during the third quarter of 2023.

Our cybersecurity projects revenue decreased by 28%, from $263,562 for the three months ended September 30, 2023, to $188,391 for the same period ended September 30, 2024. For the nine months ended September 30, 2024, cybersecurity projects decreased 36% to $598,332 from $939,563 in the same prior year period. These changes were due to less engagements in 2024.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 5% from the three months ended September 30, 2023 to the same period in 2024. Sales for the period in 2023 were $316,442 and increased by $16,157 to $332,599 for the same period in 2024. For the nine months ended September 30, 2023 and 2024, sales were $939,028 and $975,482, respectively, for an increase of 4%. The increase was primarily attributable to improving sales of Nodeware and slightly offset by decreasing sales of Webroot. We have expended significant sales and marketing resources on Nodeware in 2023 and 2024, while concurrently diverting resources from Webroot. We expect this trend to continue throughout 2024 and 2025 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees of our managed support services and cybersecurity projects teams. Cost of sales decreased by 6% to $944,914 during the three months ended September 30, 2024 from $1,005,043 during the corresponding period of 2023. For the nine month periods ended September 30, 2023 and 2024, cost of sales decreased from $2,969,464 in 2023 to $2,842,848 in 2024; a decrease of 4%. The decrease in cost of sales during the three and nine months ended September 30, 2024 from 2023 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and cybersecurity projects. This reduction of payroll was due to normal attrition without replacement. There was no impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit decreased by $11,624 for the three months ended September 30, 2023 to 2024, from $702,668 to $691,044. For the nine months ended September 30, 2024, gross profit of $1,999,574 represents a 13% decrease in gross profits for the same period in 2023 of $2,285,716. The decrease was due to the combination of decreased sales offset by the decrease in salary and benefits previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $453,407 for the three months ended September 30, 2024 decreased approximately 27% from $620,180 for the same quarter of 2023. For the nine months ended September 30, 2024, general and administrative expenses were $1,349,433, down from $1,617,002 for the same period in 2023. The decrease was primarily due to the reduction in salaries and benefits in addition to lower rent due to downsizing the office space and marketing spending, with total year to date expenses in those categories down approximately $166,000 for the comparative nine month periods.

Selling Expenses

Selling expenses of $499,869 for the three months ended September 30, 2024 decreased approximately 25% from $665,571 for the same quarter of 2023. For the nine months ended September 30, 2024, selling expenses were $1,294,277; a decrease of 39% from $2,120,046 for the same period in 2023. For the three month period, approximately $54,000 of the decrease was due to reductions in number of trade shows attended as well as decreases in marketing of approximately $57,000. For the nine month period, approximately $305,000 of the decrease was due to a decrease in marketing and trade show spending and reductions in staffing and related benefits of approximately $240,000.

Operating Loss

For the three months ended September 30, 2024 and September 30, 2023, operating loss was $262,232 and $583,083, respectively, for an improvement in the loss by $320,851. For the nine months ended September 30, 2024 and September 30, 2023, the operating loss was $644,136 and $1,451,332, respectively. The improvement in our operating loss from the previous year is principally attributable to the reduction in cost of sales as referenced above, the reduction of general and administrative expenses as referenced above, and the decrease in selling expenses as referenced above.

Interest Expense

Net interest expense of $196,802 for the three months ended September 30, 2024 decreased significantly from expense of $270,958 for the same quarter of 2023. For the nine months ended September 30, 2024, net interest expense of $671,028 represents a decrease of $774,497 from the same period in 2023. The decrease in interest expense is primarily attributable to the bridge loans entered into during 2022 and the first quarter of 2023 and the associated amortization of the warrants associated with the debt of approximately $110,000 for the three months ended September 30, 2023 and approximately $425,000 for the nine months ended September 30, 2023 versus none in 2024. There was also approximately $337,000 of interest expense associated with the loan associated with the Employee Retention Credit for the nine months ended September 30, 2023.

Other Income

For the three months ended September 30, 2024, other income included gain on the extinguishment of debts in the amount of $71,736. For the nine months ended September 30, 2024, other income included $15,350 was for the partial termination of the lease agreement for the corporate office in addition to the gain on the extinguishment of debts. For the nine months ended September 30, 2023, other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as a gain of $95,131 related to debt forgiveness.

Net Loss

For the three months ended September 30, 2024, net loss was $387,298. For the same period in 2023, we showed a net loss of $854,041. For the nine months ended September 30, 2024 and September 30, 2023, the net loss was $1,228,078 and $1,139,028, respectively. The primary reasons for this approximate $467,000 improvement in the three month period was due to the effort to reign in operating expenses, the ending of debt amortization expenses and other income. For the nine month period the primary reason for the increase in loss was due to the larger other income amount in 2023 associated with the Employee Retention Credit in the second quarter of 2023.

Liquidity and Capital Resources

At September 30, 2024, we had cash of $22,481 available for working capital needs and planned capital asset expenditures. At September 30, 2024, we had a working capital deficit of approximately $9.2 million and a current ratio of 0.07.

During 2024, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2023, based on eligible accounts receivable, we had $37,000 available under this arrangement. We expect sales during 2024 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into four loan agreements and a revised financing arrangement during the nine month period ended September 30, 2024.

On February 16, 2024, we received funding from a future receivables purchase agreement with UFS West LLC. The purchase price amount was $150,000 with a fixed fee of $4,500 and a payment plan of $5,824 per week for 34 weeks effective February 23, 2024. In August 2024, US West LLC forgave the remaining payments on the subordinated business loan for $51,500. This forgiveness of debt resulted in a gain of approximately $29,900.

On March 14, 2024, we received funding from a subordinated business loan and security agreement with Agile Lending, LLC. The term loan amount was $185,500with a fixed fee of $10,500. A payment plan of $11,285 per week for 24 weeks effective March 18, 2024. In August 2024, Agile Lending LLC forgave the remaining payments on the subordinated business loan for $60,000. This forgiveness of debt resulted in a gain of approximately $43,600.

During June 2024, we entered into a revised financing arrangement with Celtic Bank for $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned us $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603. The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement. The lender payments became due on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform. At September 30, 2024, the balance of this revised financing arrangement was $112,768.

On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a maturity date of August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month. Commencing on September 1, 2024, the Company may borrow up to an additional $800,000 from the Lender to be evidenced by another secured promissory note. Additional amounts of $80,000, $70,000, $550,000 and $50,000 were borrowed on October 15, 2024, October 16, 2024, November 13, 2024, and October 27, 2025 respectively.

At September 30, 2024, we had current notes payable of $139,000 to related parties. $40,000 of this debt was due on January 1, 2023. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At September 30, 2024, we have current notes payable of approximately $1,957,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 which has not been paid. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at September 30, 2024, are five bridge loans with Mast Hill Fund, L.P., for $1,511,801. All five loans bear interest at an original rate of 8%. Since these loans are in default, the interest rate is 12%. We used the proceeds from the bridge loans to substantially enhance our marketing of Nodeware, Inc.’s Nodeware solution, in order to significantly increase its growth.

During the first nine months of 2024, approximately $17,000 was recorded as deferred note costs. At September 30, 2024, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $7,000. See Notes 5 and 6 of the 2023 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At September 30, 2024, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of September 30, 2024 is $49,000.

We have approximately $965,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $294,000), approximately $284,000 due on January 1, 2024, approximately $166,000 due August 24, 2024, $250,000 due September 30, 2025 and approximately $89,000 due in the next 12 months on an 18 month loan agreement ending on February 17, 2025.

At September 30, 2023, we have $1,264,000 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 was due on July 31, 2023,$274,300 is due January 1, 2024 and $604,223 due by September 30, 2025.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at September 30, 2024.

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(702,685)	$423,180
Net cash provided by (used in) investing activities	(149,708)	1,241,308
Net cash provided by (used in) financing activities	849,401	(1,678,538)
Net decrease in cash	$(2,992)	$(14,050)

Cash Flows Provided by (Used in) Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $1,228,078 for the nine months ended September 30, 2024 was offset by non-cash expenses and credits of $223,331 and an addback of a gain of debt forgiveness of $71,736 and a gain on the partial termination of the lease of $15,350. In addition, our net loss was increased by an increase in accounts receivable and other assets of $315,637, and offset by increases in accounts payable, accrued payroll, and other expenses payable of $780,501 and a decrease in deferred revenue of $75,716 resulting in cash used in operating activities of $702,685.

We are continuing to increase our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we expect a delay before realizing a return from our sales and marketing efforts, of one or more quarters. As a result, we may continue to experience operating income or operating losses from these resource expenditures until sufficient sales are generated. We expect to fund the cost for the new expenditures from our operating cash flows, the equity raise and incremental borrowings, as needed.

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2024, we incurred capital expenditures of $149,144 for software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2024, we received $1,686,000 from various debt products, including a future receivables purchase agreement with UFS West LLC for $150,000 which is paid in 34 weekly installments, a subordinated business loan and security agreement with Agile Lending, LLC for $185,500 payable over 24 weeks, a restructured loan with Celtic Bank for $167,657, and an amended and restated loan and security with a related party for $1,200,000. We paid the principal of $734,349 on notes payable, and $102,250 of related party short term debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2024, we had financing availability, based on eligible accounts receivable, of approximately $37,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of September 30, 2024.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At September 30, 2024, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three and nine months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2024, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $134,000 at September 30, 2024.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $294,000 at September 30, 2024.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $175,000 at September 30, 2024.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $237,000 at September 30, 2024.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $46,000 at September 30, 2024.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2023. The accrued interest on the note is approximately $117,000 at September 30, 2024.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $127,000 at September 30, 2024.

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

