Form 10-K
period 2024-12-31
INFINITE GROUP INC
filed 2025-11-03
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of October 21, 2025, 521,175 shares of the registrant's common stock, $.001 par value, were outstanding.

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

•

In addition to our proprietary software and services we also act as a master distributor for other cybersecurity software, principally Webroot a cloud-based endpoint security platform solution, where we market to and provide support for over 225 small channel partners across North America. For the twelve months ended December 31, 2024, our software revenue was approximately $1,326,000, with approximately 56% of that being related to Nodeware;

•

Provide cybersecurity consulting and advisory services to channel partners and direct customers across different markets, including banking, manufacturing, supply chain, and technology. As part of our consulting and advisory services, we are contracted to support existing information technology and executive teams at both the customer and channel partner level, and provide security leadership and guidance. We validate overall corporate and infrastructure cybersecurity with the goal of maintaining and securing the integrity of confidential client information, preserving the continuity of services, and minimizing potential data damage from threats and incidents. For the twelve months ended December 31, 2024, our cybersecurity consulting services revenue, excluding software sales, was approximately $921,000; and

•

Provide managed support services related to information security, principally as a subcontractor for Peraton, a large information technology provider and U.S. government contractor, by providing in-depth troubleshooting, backend analysis, and technical and security support, commonly referred to as Level 2 support, for mission critical technical infrastructure from the server level to the end user interface application in a critical government environment. For the twelve months ended December 31, 2024, our managed support services revenue was approximately $4,315,000.

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

On August 8, 2022, Company entered into a financing arrangement (the “Celtic Bank Loan Agreement”) with Celtic Bank, a Utah corporation. Pursuant to the Celtic Bank Loan Agreement, Celtic Bank agreed to lend the Company $139,400 with a one-time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the agreement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. The loan is subject to customary events of default. During March 2023, the Company entered into a revised financing arrangement with the lender. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264.  The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement.  The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. During October 2023, the Company entered into a second revised financing arrangement with the lender. Under the terms of the second revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603.  The balance of the original revised loan of $35,754 was paid to the lender as part of the revised financing agreement.  The lender payments became due on October 19, 2023, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $17,400 over a sixty-day period, whichever is higher, with the final payment due on April 11, 2025. During June 2024, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603.  The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement.  The lender payments became due on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,629 over a sixty-day period, whichever is higher, with the final payment due on December 3, 2025. The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and Lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the lender’s Loan Agreement.

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

The purchase price was $7,500,000 plus the assumption of liabilities under the contract with Peraton going forward, and subject to customary adjustments prior to closing. The purchase price will be funded by immediately available funds at the closing.  The Agreement contemplated payment of a number of third party creditors which proceeds will be applied at the closing.

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

The Company planned to present the transaction for the sale of these assets for approval at its upcoming annual meeting of stockholders which was  tentatively scheduled for June 4, 2025.

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

Cybersecurity is a constantly evolving field, so we devote significant efforts in developing proprietary software and services to meet our customer and channel partners’ evolving needs. These efforts have resulted in the development of our patented.and patent-pending Nodeware solution. IGI has two patents and one patent pending. As our IP expands, inclusive of GenAI and other solutions that are developed off the Nodeware technology infrastructure, we will be investigating additional patent opportunities and evaluating the market value of our current IP portfolio.  We expect to continue to make significant investments in developing other intellectual property to serve as the core to other proprietary software and services.

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed in an underserved market segment, across a wide variety of networks and the ability to integrate it into existing and new cybersecurity software and services, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2023 and 2024, we made significant investments in Nodeware sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we are seeing the pipeline growth expected from focused efforts, which we anticipate will continue revenue growth in 2025 and beyond.

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

Nodeware®

Nodeware is a patented, cloud native SaaS solution that automates network asset identification, fingerprinting, automated patching and remediation through an integrated generative artificial intelligence (“GenAI”) vulnerability management platform. Nodeware simply and affordably enhances security by proactively identifying, monitoring, and addressing potential cybersecurity vulnerabilities on networks, whichcreates enhanced security to safeguard against hackers and ransomware. Nodeware’s flexibility allows it to span from a single network to several subnetworks, as well as accommodating larger, more complex organizations with more advanced network needs. Nodeware assesses vulnerabilities in a computer network using proprietary scanning technology to capture a comprehensive view of the security exposure of a network infrastructure. Users receive alerts and view network information through a proprietary, web enabled dashboard. Continuous and automated internal scanning and external on demand scanning are components of this offering.

IGI has two patents and one patent pending. As our IP expands, inclusive of GenAI and other solutions that are developed off the Nodeware technology infrastructure, we will be investigating additional patent opportunities and evaluating the market value of our current IP portfolio.

We are building the next generation of Nodeware®, by leveraging GenAI at the core and through the user experience, we are making vulnerability and threat intelligence data more actionable and automated, with greater fidelity and unmatched predictive capabilities. We are scaling using GenAI driven insights towards a complete GenAI powered attack surface management. We are integrating across IT ecosystems via ISVs, PSAs, and other strategic alignments as we continue to develop IP. We continue to develop software in and around the attack surface and leverage the technology structure of Nodeware to further develop other solutions that enable us to grow with market needs/demand. Our ability to bring Nodeware and vulnerability management to a new level will be predicated on global expansion into other markets through our cloud infrastructure and cloud licensing capabilities to enable other technology providers the ability to easily integrate and license our solutions into their own hosted cloud.

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

In June 2021, we created IGI CyberLabs, LLC, a wholly owned subsidiary, to support our Nodeware solution and continued software development.CyberLabs will also drive product and platform enhancements in Nodeware and new cloud and SaaS cybersecurity related products that will be brought to market through our growing direct customer and channel partner relationships. We believe a continued focus on intellectual property development creates differentiation in the market for cybersecurity.

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

Employees

As of December 31, 2024, we have 50 full-time employees, including 34 in information technology services, 3 in executive management, 3 in accounting, finance and administration, 2 in software development and 8 in marketing and sales. We are not subject to any collective bargaining agreements, and we believe that relations with our employees and independent contractors are good. We believe that we are currently staffed at an appropriate level to administratively implement and carry out our business plan for the next 12 months. However, we expect to add employees in sales, technical support, marketing and cybersecurity consulting to meet growing demands.

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

As of December 31, 2024, we had a working capital deficit of approximately $8.8 million. We reported a net loss of approximately $1,648,000 for the twelve months ended December 31, 2024. We reported a stockholders’ deficiency of $10,193,488 as of December 31, 2024. We had net loss of approximately $1,855,000 in 2023. At December 31, 2023, we had a stockholders’ deficiency of $8,551,861.  These factors raise substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2024, we engaged in multiple short term funding arrangements.  The Company received proceeds of approximately $2,391,000.  We are exploring additional sources of financing, including debt and equity, and anticipate significant growth of business. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Our report from our independent registered public accounting firm contains statements expressing substantial doubt about our ability to continue as a going concern.  Future reports could also contain this wording. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Through December 31, 2012, we offered a Simple (Savings Incentive Match Plan for Employees) IRA plan as a retirement plan for eligible employees and offered a voluntary match. We did not make all required voluntary matches prior to terminating the Simple IRA plan and we have accrued liability for the voluntary match portion of the Simple IRA plan, including interest, which was $310,352 as of December 31, 2024. There can be no assurance that the accrued liability amount will be sufficient to satisfy the Company’s potential liability.

We have used and may use our existing credit facility to finance our growth.

We have an accounts receivable credit facility with a financial institution, which enables us to sell accounts receivable to the financial institution with full recourse against us. The fee charged is prime plus 3.6% (effective rate of 11.1% at December 31, 2024) against the average daily outstanding balance of funds advanced. We also granted the financial institution a first priority interest in accounts receivable and a blanket lien. The fee charged is based, in part, on market events and conditions out of our control. The terms of the credit facility are subject to change.

During the years ended December 31, 2024 and 2023, we sold approximately $3,820,000 and $4,104,000, respectively, of our accounts receivable to the financial institution.

Because of the high relative cost, use of the credit facility, in the aggregate, may harm our business.

We rely on one customer for a large portion of our revenues.

We depend on one customer for a large portion of our revenue. Through the 12 months ending December 31, 2024, sales to this customer, including sales under subcontracts, accounted for 66% of total sales and 47% of accounts receivable. During 2023, sales to this customer, including sales under subcontracts, accounted for 64% of total sales and 16% of accounts receivable. The loss of this customer could have a significant impact on our revenues and harm our business and results of operations.

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

For the twelve months ended December 31, 2024, approximately 90% of our business comes from our channel sales and approximately 10% from direct sales to end customers, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our software and services, or fail to meet the needs of our customers, then our ability to grow our business and sell our software and services may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our software and services with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our software and services, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our software and services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our software and services or increased revenues.

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

At December 31, 2024, we had current liabilities of approximately $9.6 million and long-term liabilities of $2.1 million and stockholders’ deficiency of $10,193,488. At December 31, 2024, we had a working capital deficit of approximately $8.8 million and a current ratio of 0.09. At December 31, 2023, we had current liabilities of approximately $8.9 million and long-term liabilities of approximately $1.0 million and stockholders’ deficiency of $8,551,861. At December 31, 2023, we had a working capital deficit of approximately $8.5 million and a current ratio of 0.04.

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

Our management believes that to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our software and services, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our software, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel continuing to work remotely since the COVID-19 pandemic, we and our service providers are at increased risk for security breaches.  Because of the significant military action against Ukraine launched by Russia, the risk of such cyber-attacks, malfeasance, security incidents, and security breaches is increased. The conditions caused by the Russian invasion of Ukraine could also result in disruption or other security incidents for our service providers.

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

We derived approximately 66% of our sales in 2024 and 64% of our sales in 2023 from contracts as either a prime contractor or a subcontractor from government contracts. We expect that we will continue to derive a substantial portion of our sales for the foreseeable future from work performed under government contracts, as we have in the past, and from marketing efforts focused on commercial enterprises. If we or our prime contractors were suspended or prohibited from contracting with federal, state or local governments, or if our reputation or relationship with the federal, state or local governments and commercial enterprises were impaired, or if any of the foregoing otherwise ceased doing business with us or our prime contractors or significantly decreased the amount of business it does with us or our prime contractors, our business, prospects, financial condition and operating results would be materially adversely affected.

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

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants, and convertible notes. As of December 31, 2024, there were options, warrants, convertible notes outstanding, convertible into 110,209, 161,472 and 147,611 shares of common stock, respectively, at prices ranging from $1.00 to $18.75 per share. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our stockholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to volatility in the trading markets and other factors.

The closing market price for our common stock varied between a low of $0.0002 and a high of $0.40 in 2024. This volatility may affect the price at which a stockholder could sell its shares of common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including variations in our quarterly operating results and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our common stock is currently quoted on the expert market Because there is a limited public market for our common stock, a stockholder may not be able to buy or sell shares when he or she wants. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that a stockholder may not be able to sell shares of common stock when wanted, thereby increasing market risk. Until our common stock is listed on an exchange, we expect that the shares will continue to be quoted on the expert market However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the shares’ liquidity. Moreover, our ability to obtain future financing may be adversely affected by the consequences of our common stock trading on the expert market.

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

As of December 31, 2024, our executive officers and directors owned, in the aggregate, approximately 16.8% of our outstanding common stock. In addition, there are a few holders of 5% or more of our outstanding common who are not our officers and directors. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 3. Legal Proceedings

We are not presently involved in any material legal proceedings. In August 2023, a former employee of the Company's Cyber Labs division, Stuart F. Cohen, filed a complaint in the Circuit Court, Multnomah County, State of Oregon, seeking an estimated amount of $95,339.30. He was terminated in July 2023 and is seeking payment for unused vacation pay in connection with the termination of his employment, related statutory penalties and interest, and relief for an alleged breach of a promise to issue him 20,000 shares of stock at $0.61 per share.  A magistrate judge recommended that the action be dismissed for lack of personal jurisdiction in November 2023 and is awaiting final action by the District Court judge. The Company has denied the allegations and seeks to vigorously defend itself in the action. On July 11, 2024, United States District Judge, Adrienne Nelson, adopted Magistrate Judge Russo’s Findings and Recommendation to dismiss Plaintiff, Stuart F. Cohen’s complaint. The District Court possessed original jurisdiction under 28 U.S.C. §§ 1331 and 1332. ER 118-23. The District Court entered a final judgment on July 11, 2024, dismissing this case without prejudice due to a lack of personal jurisdiction. ER 3. Plaintiff filed a timely notice of appeal on July 29, 2024. ER 144-46. This Court has jurisdiction under 28 U.S.C. § 1291. Both parties filed appellate briefs, and the oral arguments are tentatively scheduled sometime around May 2025. On June 5, 2025, the United States Court Ninth Circuit Court of Appeals reversed and remanded the District Court decision. On July 16, 2025, the Company filed an answer, affirmative defenses and jury demand to the complaint for damages and injunctive relief and counter claims and jury demand in the United States District Court, District of Oregon, Portland division.

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

	Bid Prices
Year Ended December 31, 2024	High	Low

First Quarter	$0.4000	$0.0010
Second Quarter	$0.0050	$0.0018
Third Quarter	$0.0050	$0.0050
Fourth Quarter	$0.0050	$0.0002

Year Ended December 31, 2023	High	Low

First Quarter	$2.75	$1.07
Second Quarter	$2.19	$0.61
Third Quarter	$1.25	$0.80
Fourth Quarter	$1.80	$0.40

At December 31, 2024, we had 207 record stockholders and estimate that we had approximately 1,200 beneficial stockholders.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2023 and 2024 we made significant investments in CyberLabs and sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2025.

We believe the market for cybersecurity services for small and medium-sized enterprises is fragmented and does not currently meet the needs of this customer base. The market is fragmented and is beginning to consolidate, which is why we are seeking to strategically acquire other cybersecurity technology and services companies.

Recent Developments

During the year ended December 31, 2024, we had sales of approximately $6.6 million, an operating loss of approximately $0.9 million, due primarily to increased investment in sales and marketing for Nodeware and related services, and a net loss of approximately $1.6 million, primarily due to the previously stated operating loss along with significant interest expense, offset by one-time gain from the Employee Retention Credit.  We had full year sales of approximately $7.0 million in 2023, generating operating loss of approximately $1.9 million and net loss of approximately $1.9 million.

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

On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892 per month for 12 months effective October 16, 2023.  The annual percentage rate of the LOC is 48.4%. If LOC is prepaid, the unpaid interest accrued will be due to Celtic.  If an additional draw on the LOC is requested, a draw fee will be imposed. On December 26, 2023, the Company, as borrower, requested and received a draw against the LOC.  The amount of the draw was $42,224 with a payment plan of $4,420 per month for 12 months effective January 16, 2024. A draw fee of $967 was imposed. In October 2024, Celtic Bank Corporation forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $45,200.

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

On December 19, 2023, U.S. Patent number 11,848,954 was issued for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF.

On February 16, 2024, the Company received funding from a future receivables purchase agreement with UFS West LLC.  The purchase price amount was $150,000 with a fixed fee of $4,500. A payment plan of $5,824 per week for 34 weeks effective February 23, 2024. The effective interest rate of the agreement is 87.5%. In August 2024, UFS West LLC forgave the remaining payments on the subordinated business loan for $51,500.  This forgiveness of debt resulted in a gain of approximately $29,900.

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

On May 20, 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary to support the Company’s Nodeware solution

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

The purchase price was $7,500,000 plus the assumption of liabilities under the contract with Peraton going forward, and subject to customary adjustments prior to closing. The purchase price will be funded by immediately available funds at the closing.  The Agreement contemplated payment of a number of third party creditors which proceeds will be applied at the closing.

The closing was expected to take place in June 2025.  The closing of the transaction is subject to customary conditions, including, among other things, (i) approval by the Company’s stockholders; (ii) consent of Peraton; (iii) consent of a number of the Company’s debtholders; (iv) no temporary or permanent judgment issued by any governmental entity of competent jurisdiction or law or other legal restraint or prohibition preventing or prohibiting the consummation shall be in effect; (v) that no event or circumstance with a material adverse effect on the Ace server management business division shall have occurred; and, (vi) other customary conditions for a transaction of this nature.

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

The Company planned to present the transaction for the sale of these assets for approval at its upcoming annual meeting of stockholders which was tentatively scheduled for June 4, 2025.

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

Results of Operations - Comparison of the years ended December 31, 2024 and 2023

The following discussion analyzes our results of operations for the years ended December 31, 2024 and 2023. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

The following table compares our statements of operations data for the years ended December 31, 2024 and 2023. Certain trends suggested by this table are not indicative of future operating results.

	Years Ended December 31,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2024	Sales	2023	Sales	Change	(Decrease)

Sales	$6,563,309	100.0%	$6,954,020	100.0%	$(390,711)	(5.6)
Cost of sales	3,772,371	57.5	3,916,806	56.3	(144,435)	(3.7)
Gross profit	2,790,938	42.5	3,037,214	43.7%	(246,276)	(8.1)
General and administrative	1,869,214	28.5	2,209,956	31.8	(340,742)	(15.4)
Selling	1,817,770	27.7	2,731,535	39.3	(913,765)	(33.5)
Total cost and expenses	3,686,984	56.2	4,941,491	71.1	(1,254,507)	(25.4)

Operating loss	(896,046)	(13.7)	(1,904,277)	(27.4)	1,008,231	52.9
Other Income (loss)	127,811	1.9	1,757,829	25.3	(1,630,018)	(92.7)
Interest expense (net)	(879,683)	(13.4)	(1,708,076)	(24.6)	828,393	48.5
Net loss	$(1,647,918)	(25.1)%	$(1,854,524)	(26.7)%	$206,606	11.1

Net loss per share - basic and diluted	$(3.16)		$(3.70)		$0.54

Our managed support service sales decreased by 2% from $4,419,775 during the twelve months ended December 31, 2023 to $4,315,393 during the corresponding period of 2024.  Managed support service sales accounted for approximately 66% of our sales in 2024 and approximately 64% for the same period in 2023. The decrease in our managed support service sales during 2024 was due to the termination of a minor scope project in services provided to our largest customer.  We expect our Managed Information Security Services sales to grow slightly in 2025.

Nodeware sales increased from $705,561 in 2023 to $869,378 in 2024, an increase of over 23%.  This increase was due to the internal reorganization of our sales team in 2023 and 2024, as well as more focused marketing expenditures.  We expect to see continued significant growth of Nodeware sales throughout 2025.

Sales of Webroot decreased from $559,215 in 2023 to $457,080 in 2024.  This is a legacy third party offering which we are no longer aggressively marketing.

Our cybersecurity services sales, primarily to SMEs, decreased by 27% to $921,458 during the twelve months ended December 31, 2024 from $1,269,469 during the corresponding period of 2023. The decrease in cybersecurity software and services sales during 2024 was attributable to delayed timing on completion of several projects late in the year, as well as a reduction of sales orders.  We expect our cybersecurity software and services business to grow in 2025 due to our increased spend in channel and marketing programs.

Cost of Sales and Gross Profit

Cost of sales principally represents the compensation expense for our employees (primarily the cost of our IT services group). To a lesser degree, but still significant, we also incurred cost of sales for third party software licenses for our commercial SME partners. Cost of sales decreased by 4% to $3,772,371during the twelve months ended December 31, 2024 from $3,916,806 during the corresponding period of 2023. The decrease in cost of sales during the twelve months ended December 31, 2024 from 2023 was due to several cost reductions, but also partially offset by several increases.  The cost of supplying Webroot software decreased from $317,653 in 2023 to $258,621 in 2024, due to a reduction in sales.  The cost of labor to support cybersecurity projects decreased from $653,860 in 2023 to $519,563 in 2024 due to staff reductions.  The cost of labor to support managed services decreased slightly from $2,034,031 in 2023 to $2,032,484 in 2024. Software expenses related to cost of sales decreased $274,290 in 2023 to 224,661 in 2024, primarily driven by the optimization of the way our transactional data was processed by an outside third party vendor, therefore, lowering our per transaction and total cost.

As a result of reduced revenue, gross profit decreased year over year, by 8% to $2,790,938 for 2024.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses decreased by approximately $341,000 in 2024. The primary components of that change were a reduction in corporate marketing and consulting fees of approximately $159,000, a decrease in rent of approximately $59,000, with multiple other smaller changes netting the difference.

Selling Expenses

The decrease of $914,000 in selling expenses to approximately $1,818,000 in 2024 is principally due to a decrease in marketing expenses of $576,000, decreases in salaries and benefits of $225,000, decreases of commissions on cybersecurity projects and software of $100,000, with multiple other smaller changes netting the difference.

Operating Loss

Operating loss improved approximately $1,008,000 from 2023 to 2024.  The decrease in our general and administrative expenses of $341,000, and the decrease in selling expenses of $914,000, both described in detail above, were the primary reasons for the improvement in operating loss.

Other Income

In 2024, the other income of $127,811 was related to the accounting gain of the change in our lease agreement of $15,350 for the partial lease termination and the net amount of debt forgiveness related to various debt instruments of $112,461. Other income in 2023 included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

Interest Expense, net

Interest expense decreased by approximately $828,000 and includes interest on indebtedness, amortization of loan fees, cost of stock options as part of debt agreements and fees for financing accounts receivable invoices. The decrease in interest expense is principally attributable to bridge loan financing considerations of approximately $836,000 and interest of approximately $266,000 associated with the borrowing on the ERC receivable in 2023. This was offset by interest associated with new borrowings in 2024.

Net Loss

The improvement in net loss is attributable primarily to the selling, general and administrative items discussed above resultant from our focus on growing and developing the Nodeware product, and the decrease in the interest expense associated with loans from 2023.

Liquidity and Capital Resources

At December 31, 2024, we had cash of $168,937 available for working capital needs and planned capital asset expenditures and a working capital deficit of approximately $8,782,000 with a current ratio of 0.09.

During 2024, our primary sources of liquidity were cash provided by collections of accounts receivable and our factoring line of credit, and short term debt arrangements. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At December 31, 2024, based on eligible accounts receivable, we had $151,000 available under this arrangement. We expect sales during 2025 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

At December 31, 2024, we had current notes payable of $139,000 to related parties. $40,000 of this debt was due on January 1, 2023. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At December 31, 2024, we have current notes payable of approximately $1,745,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 but not paid by then. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software.

Also included in the current notes payable to third parties at December 31, 2023, are five bridge loans with Mast Hill Fund, L.P.  All five loans bear interest at 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a default.  We used the proceeds from the bridge loans to substantially enhance marketing of our Nodeware solution, in order to significantly increase its growth.  In 2022, a total of approximately $737,000 was recorded as deferred note costs.  An additional amount of approximately $125,000 was recorded as deferred note costs associated with these loans in 2023.  At December 31, 2024, the unamortized balance of the deferred note costs for all five loans was $0. See Note 5 of the 2023 Audited Financial Statements for more information.

Notes payable to third parties at December 31, 2024, includes a loan with Celtic Bank.  In lieu of interest, this has a one-time up-front fixed fee of $12,391.  This entire fee was recorded as deferred note costs.  The remaining unamortized balance at December 31, 2024 was $0.

At December 31, 2024, we also have an accrued liability for the voluntary match portion of a former simple IRA plan, including interest, of approximately $310,000. We do not anticipate distributing this liability in the next year or two. Interest will continue to accrue.

We have approximately $925,000 of current maturities of long-term obligations to third parties. This is composed of six notes including long-term notes to third parties of $265,000 due on January 1, 2018, which has not been renewed or amended, $175.000 due on January 1, 2024, which has not been renewed or amended, $100,000 due on January 1, 2024, which has not been renewed or amended, $9,000 due on January 1, 2024, which has not been renewed or amended, $126,473 due on August 24, 2025, and $250,000 due on September 30, 2024. The accrued interest on these notes is approximately $384,000 at December 31, 2024.

We have approximately $1,187,000 of current maturities of long-term obligations to related parties. This is composed of $25,000 which was due on June 30, 2023, $90,000 which was due on July 31, 2023, an $146,300 due on January 1, 2024 to two officers of the Company. The amount also includes $328,000 due on January 1, 2024 to our Chairman and $70,000 which was due on January 1, 2023 to a non-officer insider. During 2024, we incurred a long-term debt agreement with the non-officer insider for approximately $1,905,000 with the amount due within the next twelve months of approximately $528,000. The accrued interest of these six notes is approximately $304,000 at December 31, 2024.

We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their schedules maturities.

Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to, and volatility in, the financial markets in the United States and worldwide. With regards to our existing debt, we plan to restructure the debt, convert debt to equity or pay down appropriate debt. We may also increase ownership via exercising of stock options and the potential sale of restricted stock. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives including new software initiatives.

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

	Years Ended December 31,
	2024	2023
Net cash provided (used) in operating activities	$(984,991)	$294,709
Net cash provided (used) in investing activities	(188,552)	1,193,992
Net cash provided (used) by financing activities	1,317,007	(1,486,415)
Net increase in cash	$143,464	$2,286

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill the majority of our clients or monthly after services are performed, depending on the contract terms. Our net loss of $1,647,918 for 2024 was increased by non-cash expenses for depreciation, amortization, bad debt expense, and amortization of debt discount, and decreased by non-cash recoveries of bad debt expense, for a net change of $282,197. In addition, a decrease in accounts payable and deferred revenue, with an increase in accrued expenses, totaling $822,285, offset by increases in accounts receivable and other assets of $310,744, and the other income gain of $130,811 resulted in net cash used by operating activities of $984,991.

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

Cash Flows Used in Investing Activities

In 2024 and 2023, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware. The decrease of $30,750 from 2023 was primarily due to a similar level of development activities in 2024 that were capitalized. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant.

In 2023, we sold the rights to our Employee Retention Credit claim to an outside third party, generating funds of $1,413,294.

Cash Flows Provided by Financing Activities

During 2024, we received $2,391,000 from various debt products, including a future receivables purchase agreement with UFS West LLC for $150,000 which is paid in 34 weekly installments, a subordinated business loan and security agreement with Agile Lending, LLC for $185,500 payable over 24 weeks, a restructured loan with Celtic Bank for $150,500, and an amended and restated loan and security with a related party for $1,905,000.  We paid the principal of $816,490 on short term debt, $153,758 on long-term debt and $103,745 of related party short term debt.

As part of paying off the UFS West, LLC, Agile Lending, LLC, from above and the Fresh Funding and BlueVine agreements from 2023, we recorded a net gain on forgiveness of debt of approximately $115,000 in 2024.

During 2023, we received $118,000 from a bridge loan from the Mast Hill Fund L.P, with debt issuance costs of $17,900. We received two loans from Celtic Bank associated with Stripe payments for approximately $325,000, with debt issuance costs of $28,867. We received a line of credit of $200,000 from BlueVine and withdrew another $42,224 from the line after three months with debt issuance costs of $12,391.   We also received $120,000 from a Sale of Future Receipts Agreement and $150,000 from a business loan agreement with Fresh Funding.  These increases were partially offset by short term loan payments of $504,710.

In 2023, we also paid off our bridge loan to Talos Victory Fund. The negotiated payment was $200,000.  We recorded a gain on forgiveness of debt of approximately $95,000 with the transaction.

We plan to evaluate alternatives which may include renegotiating the terms of the notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. We continue to evaluate repayment of our notes payable based on our cash flow.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At December 31, 2024, we had financing availability, based on eligible accounts receivable, of approximately $151,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of December 31, 2024.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Information required by this item is disclosed elsewhere herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below are the names, ages and positions of our executive officers and directors.

			Affiliated
Name	Age	Position	Since
James Villa (1)	67	Chief Executive Officer	2003
Donald W. Reeve (1)	78	Chairman of the Board	2013
Andrew Hoyen	54	President and Chief Operating Officer	2014
Richard Glickman	63	VP Finance and Chief Accounting Officer	2019

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all required Section 16(a) filings were timely made for the year ended December 31, 2024. With respect to any of our former directors, officers, and greater than ten-percent stockholders, we have no knowledge of any known failure to comply with the filing requirements of Section 16(a).

Item 11. Executive Compensation

2024 Summary Compensation Table

The Summary Compensation Table below includes, for each of the years ended December 31, 2024 and 2023, individual compensation for services to Infinite Group, Inc. paid to: (i) our Chief Executive Officer, our Chief Financial Officer and (ii) the next most highly paid executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2024 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

James Villa	2024	241,579				241,579
Chief Executive Officer	2023	241,579				241,579

Andrew Hoyen	2024	237,500		14,214	(1)	251,714
President and Chief Operating Officer	2023	237,500	5,933	12,703	(2)	256,136

Richard Glickman	2024	122,410				122,410
VP Finance and Chief Accounting Officer	2023	122,410	2,214			124,624

1. Includes $11,064 for employer portion of healthcare insurance, and $3,150 for employer portion of HSA contribution.

2. Includes $9,553 for employer portion of healthcare insurance, and $3,150 for employer portion of HSA contribution.

1,2 This aggregate amount was less than $10,000 for the other listed officers.

Outstanding Equity Awards at December 31, 2024

The following table provides information with respect to the value of all unexercised options previously awarded to our Named Executive Officers as of December 31, 2024.

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options -	Exercise	Expiration
Name	- Exercisable	Unexercisable	Price	Date

James Villa	3,334	0	$9.00	11/16/2025

Andrew Hoyen	3,334	0	$1.50	06/01/2026
	6,700	0	$1.35	03/23/2028

Richard Glickman	334	0	$9.00	07/12/2025
	334	0	$6.75	01/03/2026
	2,500	0	$1.35	03/23/2028

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

Director Compensation Fiscal Year Ending December 31, 2024
Change in
Pension Value
and
	Fees				Nonqualified
	earned or			Non-Equity	Deferred
	paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	cash	Award	Award	Compensation	Earnings	Compensation	Total

Donald W. Reeve	$12,000	-	-	-	-	-	$12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, our only class of voting securities, as of March 31, 2025 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;

•	each director;

•	each Named Executive named in the Summary Compensation Table above; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of record of each individual listed in this table, except if set forth below, is c/o Infinite Group, Inc., 175 Sully’s Trail, Suite 202, Pittsford, New York 14534. The percentages shown in the table are based on 521,175 shares of common stock issued and outstanding as of March 31, 2025.

	Shares of
	Common
	Stock
	Beneficially		Percentage of
Name of Beneficial Owner	Owned (5)		Ownership
Richard Glickman	3,702	(1)	0.7%
Andrew Hoyen	44,526	(2)	8.3%
Donald W. Reeve	21,757		4.2%
James Villa	112,062	(3)	18.6%
All Directors and Officers (4 persons) as a group	182,047	(4)	29.5%
5% Stockholders:
Paul J. Delmore
One America Place
600 West Broadway, 28th Floor
San Diego, CA 92101	33,936	(5)	6.5%

Harry A. Hoyen	33,334	(6)	6.0%
Marblehead, OH 43440
Richard Popper	27,834	(7)	5.3%

(1)	Includes 3,168 shares subject to currently exercisable options.

(2)	Includes 10,034 shares subject to currently exercisable options.

(3)

Includes 74,567 shares, which are issuable upon the conversion of notes to Northwest Hampton Holdings, LLC, whose sole member is James Villa, including principal in the amount of $146,300 and accrued interest in the amount of $133,321 through March 31, 2025; and 6,668 shares subject to currently exercisable options.

(4)	Assumes that all currently exercisable options, which total 47,206 shares, and convertible securities, which total 77,901 shares, owned by members of the group have been exercised.

(5)	Includes 33,936 shares owned of record by Upstate Holding Group, LLC, an entity wholly-owned by Mr. Delmore.

(6)	Consists of 33,334 shares subject to currently exercisable options.

(7)	Includes 5,001 shares subject to currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board and stockholders approved a stock option plan adopted in 2005. Since this plan has expired, no additional options may be granted under this plan. At December 31, 2024, there are options for 801 common shares under this plan.

The 2009 Stock Option Plan (“2009 Plan”) was established in February 2009 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. The 2009 Plan expired on February 3, 2019, and as of December 31, 2024, there were outstanding options to acquire 3,334 shares of common stock under the 2009 Plan. Generally, the 2009 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. Since this plan has expired, no additional options may be granted under this plan.

The 2019 Stock Option Plan (“2019 Plan”) Plan was established in August 2019 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2019 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2019 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2024, there were outstanding options to acquire 934 shares under the 2019 Plan and zero shares were available under our 2019 Plan. The 2019 Plan was replaced by our 2021 Plan (defined below) upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The 2020 stock option plan (“2020 Plan”) was established in April 2020 to align the interests of our employees, consultants, agents and affiliates with those of our stockholders to incent them to increase their efforts on our behalf and to promote the success of our business. Under the 2020 Plan up to 20,000 shares of common stock were authorized for option grants. Generally, the 2020 Plan is administered by the compensation committee of the Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant. As of December 31, 2024, there were outstanding options to acquire 13,071 shares under the 2020 Plan and zero shares were available under our 2020 Plan. The 2020 Plan was replaced by our 2021 Plan upon approval by our stockholders at our Annual Meeting on January 26, 2022 as described below.

The Infinite Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) was approved and adopted by our Board on December 15, 2021, subject to stockholder approval. The 2021 Plan was submitted to our stockholders for their approval at our 2021 Annual Meeting on January 26, 2022, and our stockholder approved the plan at the Annual Meeting. The 2021 Plan replaces the 2019 Plan and the 2020 Plan (the “Prior Plans”), and no further awards may be granted under the Prior Plans. The purpose of the 2021 Plan is to promote stockholder value and our future success by providing appropriate retention and performance incentives to employees and non-employee directors of the Company or its affiliates, and any other individuals who perform services for the Company or its affiliates. Generally, the 2021 Plan is administered by the compensation committee of the Board and provides that the maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan is (a) 60,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.  As of December 31, 2024, there were outstanding options to acquire 52,734 shares under the 2021 Plan and 31,655 shares were available under our 2021 Plan.

The following table summarizes, as of December 31, 2024, the (i) options granted under our option plans and (ii) all other securities subject to contracts, options, warrants, and rights or authorized for future issuance outside of our plans. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of
			securities
			remaining
			available for
			future
	Number of		issuance
	securities to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plans
	of outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	Rights	rights	column (a))
	(a)	(b)	(c)
Expired equity compensation plans previously approved by security holders (1)	801	$3.75	0
Active equity compensation plans previously approved by security holders (2)	52,734	$1.15	31,655
Equity compensation plans not previously approved by security holders (3)	17,339	$6.28	0
Individual option grants that have not been approved by security holders (4)	39,335	$3.01	0
Total	110,209	$3.21	31,655

(1)	Consists of grants under our 2005 Stock Option Plans of which all are exercisable at December 31, 2024.

(2)	Consists of grants under our 2021 Plan, of which 52,734 are exercisable at December 31, 2024.

(3)	Consists of grants under our 2009 Plan, 2019 Plan and 2020 Plan of which 17,339 are exercisable at December 31, 2024.

(4)	Consists of individual option grants approved by the Board of which 39,335 were exercisable at December 31, 2024.

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

During 2021, the Company borrowed $249,000 on a 2019 note payable agreement for up to $500,000 with a related party, Harry Hoyen. The note has an interest rate of 7.5% and is due on August 31, 2026. The principal balance at December 31, 2024 is $499,000, with additional accrued interest of approximately $163,000.

On May 25, 2021, the Company issued a short-term note payable to a board member, Donald Reeve, for $100,000. The note bears a 6% interest rate and is due on March 31, 2022. The Company paid $60,000 of the note on August 27, 2024, plus the accrued interest of $19,552. The balance of the accrued interest at December 31, 2024 is $826.

The Company also issued two demand notes on September 16, 2021 payable to two board members with $30,000 payable to Donald Reeve, and $25,000 payable to Andrew Hoyen, totaling $55,000. The demand notes bear a 6% interest rate.  The $30,000 note was paid to Donald Reeve on April 11, 2023.  The balance of the accrued interest of the remaining note at December 31, 2024 is $4,940.

On October 14, 2021, the Company entered into two demand notes of $12,000 and on October 15, 2021 a third for $12,000 each with James Villa, Andrew Hoyen and Donald Reeve, respectively. Subsequently Mr. Reeve was paid back the $12,000 on November 16, 2021. The balance of the accrued interest of the remaining two notes at December 31, 2024 is $2,314 each.

On October 28, 2021, the Company entered into a demand note of $150,000 with its Vice President of Business Development, Richard Popper. The interest rate for this note is 6%. On November 2, 2021, the Company entered into a subscription agreement with its Vice President of Business Development, Richard Popper. Pursuant to the subscription agreement, Mr. Popper agreed to purchase an aggregate amount of 13,334 shares of the Company’s common stock, par value $0.001 per share, at $7.50 per share, in exchange for the conversion and cancellation of an aggregate of $100,000 principal amount of the demand note. The closing of the subscription agreement occurred concurrently with the execution of the subscription agreement. The closing price of the Company common stock on November 2, 2021 was $12.75 per share. The balance of the accrued interest at December 31, 2024 is $9,633.

On July 13, 2023, the Company issued a short-term note payable to a board member for $40,000. The note bears a 10% interest rate and was due on September 12, 2023. The Company paid $20,000 of the note on September 14, 2023. The Company paid the remaining $20,000 of the note on August 27, 2024 plus the accrued interest of $2,583.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2024 and 2023, Freed Maxick P.C., our independent registered public accounting firm, performed the following professional services.

Description	2024	2023

Audit fees
Audit of the financial statements	$58,000	$100,000
Quarterly reviews	29,500	77,000
Total audit fees	87,500	177,000

Audit-related fees
Pratum audit and S-1 review	0	0
Loan reviews and other acquisition costs	0	0
Total audit-related fees	0	0
Tax fees
None	0	0
Total tax fees	0	0
Freed Maxick P.C. and associated entities fee total	$87,500	$177,000

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

43

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

44

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

/s/ James Villa	Chief Executive Officer
James Villa		October 31, 2025
(Principal Executive Officer)
/s/ Richard Glickman	VP Finance and Chief Accounting Officer
Richard Glickman		October 31, 2025
(Principal Financial and Accounting Officer)
/s/ Andrew Hoyen	President and Chief Operating Officer
Andrew Hoyen		October 31, 2025

/s/ Donald W. Reeve	Chairman of the Board
Donald W. Reeve		October 31, 2025

47

FINANCIAL STATEMENTS

INFINITE GROUP, INC.

DECEMBER 31, 2024

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Freed Maxick P.C. - Firm ID 0317

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Infinite Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinite Group, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Default Interest on Debt

Critical Audit Matter description

As discussed in Note 5 of the financial statements, during the year ended December 31, 2024, the Company was in default on several notes where they did not meet required payment obligations. These defaults triggered provisions where amounts due under the notes are subject to a higher default interest rate and the entire principal balance along with accrued and default interest are subject to a 15% penalty.

We identified the accounting for the default and penalty interest amounts as a critical audit matter.  Auditing the accounting for these was especially challenging due to the complexity of the agreements and related calculations. Auditing these elements required an increased level of audit effort.

49

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed include inspecting the underlying agreements and performing an independent calculation of the amounts due to determine reasonableness of management’s calculation.

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1995.

Rochester, New York

October 31, 2025

INFINITE GROUP, INC.

BALANCE SHEETS

	Years Ended December 31,
	2024	2023
ASSETS
Current assets:
Cash	$168,937	$25,473
Accounts receivable, net of allowances for credit losses of $12,200 as of December 31, 2024 and $7,800 as of December 31, 2023, respectively.	392,746	214,221
Prepaid expenses and other current assets	262,050	138,637
Total current assets	823,733	378,331

Right of Use Asset Operating Lease, net	240,128	562,296
Property and equipment, net	503	2,865
Software, net	400,364	425,810
Deposits	10,144	10,144
Total assets	$1,474,872	$1,379,446

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,820,726	$1,627,169
Accrued payroll	860,130	649,328
Accrued interest payable	1,780,225	1,435,533
Accrued retirement	310,352	298,243
Deferred revenue	346,655	404,998
Accrued expenses other and other current liabilities	446,352	392,097
Operating lease liability - Short-term	44,977	84,869
Current maturities of long-term obligations	925,473	1,065,895
Current maturities of long-term obligations - related parties	1,187,214	659,300
Notes payable, net	1,745,018	2,085,191
Notes payable - related parties	139,000	219,000
Total current liabilities	9,606,122	8,921,623

Long-term obligations:
Notes payable:
Other	-	22,993
Related parties	1,868,596	499,000
Operating Lease liability - Long-term	193,642	487,691
Total liabilities	11,668,360	9,931,307

Commitments and contingencies	-	-

Stockholders' deficiency:

Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding as of December 31, 2024 and 2023.	521	521
Additional paid-in capital	32,337,451	32,331,160
Accumulated deficit	(42,531,460)	(40,883,542)
Total stockholders' deficiency	(10,193,488)	(8,551,861)
Total liabilities and stockholders' deficiency	$1,474,872	$1,379,446

 See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenue	$6,563,309	$6,954,020
Cost of revenue	3,772,371	3,916,806
Gross profit	2,790,938	3,037,214

Costs and expenses:
General and administrative	1,869,214	2,209,956
Selling	1,817,770	2,731,535
Total costs and expenses	3,686,984	4,941,491

Operating loss	(896,046)	(1,904,277)

Other income (expense)
Other income	127,811	1,757,829

Interest income	-	71,624
Interest expense:
Related parties	(196,030)	(99,593)
Other	(683,653)	(1,680,107)
Total interest expense	(879,683)	(1,779,700)

Total other income (expense)	(751,872)	49,753

Net loss	$(1,647,918)	$(1,854,524)

Net loss per share – basic and diluted	$(3.16)	$(3.70)

Weighted average shares outstanding – basic	521,175	501,447

Weighted average shares outstanding – diluted	521,175	501,447

See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2023 and 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	470,093	470	32,164,334	(39,029,018)	(6,864,214)

Issuance of common stock	30,000	30	26,670	-	26,700
Stock based compensation	-	-	32,343	-	32,343
Warrants issued	-	-	107,834	-	107,834
Cashless exercise of warrants	21,082	21	(21)	-	-
Net loss	-	-	-	(1,854,524)	(1,854,524)

Balance - December 31, 2023	521,175	521	32,331,160	(40,883,542)	(8,551,861)

Stock based compensation	-	-	6,291	-	6,291
Net loss	-	-	-	(1,647,918)	(1,647,918)

Balance - December 31, 2024	521,175	$521	$32,337,451	$(42,531,460)	$(10,193,488)

See notes to audited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,647,918)	$(1,854,524)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	6,291	32,343
Depreciation and amortization	219,938	233,921
Amortization of debt discount	47,162	847,724
Amortization of common stock expensed for services	-	18,817
Bad debt expense	8,806	(4,018)
Other income - non-operating	(130,811)	(95,131)
(Increase) decrease in assets:
Accounts receivable	(187,331)	195,801
Prepaid expenses and other assets	(123,413)	13,464
Increase (decrease) in liabilities:
Accounts payable	193,557	(60,410)
Deferred revenue	(58,343)	(145,525)
Accrued expenses	674,962	1,100,609
Accrued retirement	12,109	11,638
Net cash provided (used) by operating activities	(984,991)	294,709

Cash flows from investing activities:
Purchase of property and equipment	(563)	(2,098)
Sale of ERC claim	-	1,413,294
Capitalization of software development costs	(187,989)	(217,204)

Net cash provided (used) by investing activities	(188,552)	1,193,992

Cash flows from financing activities:
Proceeds from notes payable	486,000	955,091
Debt issuance costs	-	(59,158)
Proceeds from notes payable - related parties	1,905,000	40,000
Repayment of ERC Claim Agreement	-	(1,662,698)
Repayment of notes payable - related parties	(103,745)	(50,000)
Repayment of notes payable - short-term	(970,248)	(709,650)

Net cash provided (used) by financing activities	1,317,007	(1,486,415)

Net increase in cash	143,464	2,286

Cash - beginning of year	25,473	23,187

Cash - end of year	$168,937	$25,473

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$487,829	$401,976

Non-cash investing and financing activities:
Warrant issued in conjunction with debts	$-	$107,834
Common stock issued via exercise of non-cash warrant	$-	$21

See notes to audited financial statements.

INFINITE GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION & BUSINESS

The accompanying financial statements consist of the financial statements of Infinite Group, Inc. (the Company).

The Company operates in one segment, the field of information technology (IT) consulting services, with all operations based in the United States. The primary consulting services are in the cybersecurity industry. There were no significant sales from customers in foreign countries during 2024 and 2023. All assets are located in the United States.

The Company Incorporated two subsidiaries in 2024.  There are currently no transactions within those subsidiaries.

NOTE 2. - MANAGEMENT PLANS

The Company reported operating loss of $896,046 in 2024 and operating loss $1,904,277 in 2023, net loss of $1,647,918 in 2024 and net loss of $1,854,524 in 2023, and stockholders’ deficiencies of $10,193,488 and $8,551,861 at December 31, 2024 and 2023, respectively. The Company has a working capital deficit of approximately $ 8.8 million at December 31, 2024.  These factors raise initial doubt about the entity’s ability to continue as a going concern.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Credit is granted to substantially all customers throughout the United States. The Company carries its accounts receivable at invoice amount, less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to not accrue interest on past due receivables. Management determined that an allowance of $12,200 for credit losses was reasonably stated at December 31, 2024 ($7,800 – 2023).  The January 1, 2023 account receivable balance, net of allowance of $36,710, was $406,005.

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

Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at prime plus 3.6% (effective rate of 11.1% at December 31, 2024) against the average daily outstanding balance of funds advanced.

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

The financing line provides the Company the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit for one of the Company’s customers of $1,500,000. During the year ended December 31, 2024, the Company sold approximately $3,820,000 ($4,104,000 - 2023) of its accounts receivable to the Purchaser. As of December 31, 2024, approximately $151,700 ($337,600 - 2023) of these receivables remained outstanding. Additionally, as of December 31, 2024, the Company had $151,000 available under the financing line with the financial institution ($1,000 - 2023). After deducting estimated fees and advances from the Purchaser, the net receivable from the Purchaser amounted to $15,173 at December 31, 2024 ($33,490 - 2023) and is included in accounts receivable in the accompanying balance sheets as of that date.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line was approximately $67,800 for the year ended December 31, 2024 ($60,400 - 2023). These financing line fees are classified on the statements of operations as interest expense.

Property and Equipment - Property and equipment are recorded at cost and are depreciated over their estimated useful lives for financial statement purposes. The cost of improvements to leased properties is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

Capitalization of Software for Resale - The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. As of December 31, 2024, there is $1,299,219 of costs capitalized and $898,855 of accumulated amortization ($1,111,230 and $685,420, respectively, in 2023). During the year ended December 31, 2024 there was $213,435 of amortization expense recorded ($208,718 in 2023). $104,464 is not subject to amortization at December 31, 2024 as development related to these costs are not complete.  Future amortization is expected to be $400,364 at a rate of $202,352, $139,353, $52,855, and $5,804 for the years 2025, 2026, 2027, and 2028, respectively. Costs incurred prior to reaching technological feasibility are expensed as incurred. Labor amounts expensed related to these development costs amounted to approximately 84,400 and $53,500 during the years ended December 31, 2024 and 2023, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets - The Company follows provisions of FASB ASC 360 “Property, Plant and Equipment” in accounting for the impairment of disposal of long-lived assets. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company determined that there was no impairment of long-lived assets during 2024 and 2023.

Revenue Recognition -The Company’s revenues are generated under both time and material and fixed price agreements. Managed support services revenue is recognized when the associated costs are incurred, which coincides with the consulting services being provided. Time and materials service agreements are based on hours worked and are billed at agreed upon hourly rates for the respective position plus other billable direct costs. Fixed price service agreements are based on a fixed amount of periodic billings for recurring services of a similar nature performed according to the contractual arrangements with clients. These agreements are arrangements for monthly or weekly support services. Under both types of agreements, the delivery of services occurs when an employee works on a specific project or assignment as stated in the contract or purchase order. Based on historical experience, the Company believes that collection is reasonably assured.

The Company sells licenses of Nodeware and a third-party software, Webroot. The majority of customers are invoiced monthly at fixed rates for license fees and revenue is recognized over time.

The Company’s total revenue recognized from contracts from customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  There were no material unsatisfied performance obligations at December 31, 2024 or 2023 for contracts with an expected original duration of more than one year. The following table summarizes the revenue recognized by the major services:

	Years Ended December 31,
	2024	2023
Managed support services	$4,315,393	$4,419,775
Cybersecurity projects	921,458	1,269,469
Software	1,326,458	1,264,776
Total sales	$6,563,309	$6,954,020

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

For the year ended December 31, 2024, we recognized revenue of approximately $405,000 that was included in the deferred revenue liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is approximately $347,000.

During 2024, sales to one client, including sales under subcontracts for services to several entities, accounted for 65.8% of total sales (63.6% - 2023) and 46.6% of accounts receivable at December 31, 2024 (16.4% - 2023).

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

The Company periodically reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination. The Company did not have any material unrecognized tax benefit at December 31, 2024 or 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. The tax years 2020 through 2024 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted loss per share as of December 31, 2024 and 2023:

	Years Ended December 31,
Numerator for basic and diluted net income per share:	2024	2023

Net loss	$(1,647,918)	$(1,854,524)
Basic and diluted net loss per share	$(3.16)	$(3.70)

Weighted average common shares outstanding
Basic shares	521,175	501,447
Diluted shares	521,175	501,447

Anti-dilutive shares excluded from net income (loss) per share	419,289	462,934

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

Recent Accounting Guidance Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company increased its Allowance for Credit Losses by approximately $21,600 as of January 1, 2023.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. See Note15 of these financial statements for the disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”).  It provides guidance for updating the disclosure requirements for income statement expenses, primarily through disaggregation of certain types of expenses presented on the income statement. ASU 2024-03’s amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its disclosures.

NOTE 4. - PROPERTY AND EQUIPMENT

Property and equipment consists of:

	Depreciable	December 31,
	Lives	2024	2023
Software	3 years	$72,834	$72,834
Equipment	3 to 10
	years	159,265	158,702
Furniture and fixtures	5 to 7 years	17,735	17,735
		249,834	249,271
Accumulated depreciation		(246,406)	(246,406)

Property and Equipment, net		$503	$2,865

Depreciation expense was $1,566 and $5,580 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5. - NOTES PAYABLE - CURRENT

Notes payable consist of:

	December 31,
	2024	2023
Demand note payable, 10%, secured by software (A)	$12,500	$12,500
Convertible promissory note, 8%, (B)	259,029	259,029
Convertible promissory note, 8%, (C)	213,772	213,772
Convertible promissory note, 8%, (D)	355,000	355,000
Convertible promissory note, 8%, (E)	566,000	566,000
Convertible promissory note, 8%, (F)	118,000	118,000
Financing arrangement on certain accounts receivable (G)	70,717	124,191
Financing and Security Agreement (H)	0	157,775
Financing and Security Agreement (I)	0	42,224
Sale of Future Receipts Agreement (J)	0	116,181
Convertible notes payable, 6% (K)	150,000	150,000
	1,745,018	2,114,672
Less: Deferred financing costs (F,G,H)	0	20,493
Debt discounts - warrants (F)	0	8,988
	$1,745,018	$2,085,191

(A) Demand Note payable, 10%, secured by Software- During 2015, the Company issued a note in connection with the purchase of Software.

(B) Convertible promissory note, 8%, due November 3, 2022– During 2021, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $448,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $44,800 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $53,760 were due beginning March 3, 2022, and each month thereafter with the final payment due on November 3, 2022. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $44,800 as noted above, paid a finder’s fee of $20,160, and the lender’s legal fees of $5,000. These deferred financing fees were amortized ratably through October 2022. The Company did not meet the monthly payment obligations; however, on November 23, 2022, the lender waived the default provisions as of November 23, 2022 and extended the maturity date to March 31, 2023 as part of an amendment which increased the balance of the note by $140,000 and the Company repaid the $140,000 five days later. As of the filing date, the Company has not paid off the note. The lender could trigger the default provisions.

(C) Convertible promissory note, 8%, due February 15, 2023– During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $370,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $37,000 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $44,400 were due beginning June 16, 2022, and each month thereafter with the final payment due on February 15, 2023. In February 2023, the due date was extended to May 30, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $37,000 as noted above, paid a finder’s fee of $14,650, and the lender’s legal fees of $3,000. These deferred financing fees are being amortized ratably through February 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions on February 5, 2023 through February 5, 2023. On February 5, 2023, the lender extended the maturity date to May 30, 2023 as part of an amendment and the Company owed $200,000 by March 31, 2023 or an additional $30,000 would be added to the balance. The Company paid $200,000 of the existing balance on April 3, 2023 and the lender waived the additional $30,000.

(D) Convertible promissory note, 8%, due May 26, 2023– During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $355,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $35,500 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $42,600 were due beginning September 27, 2022, and each month thereafter with the final payment due on May 26, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $7.50 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the Promissory note of $35,500 as noted above, paid a finder’s fee of $15,975, and the lender’s legal fees of $3,500. These deferred financing fees are being amortized ratably through May 2023. The Company did not meet the monthly payment obligations; however, the lender waived the default provisions through November 2022. However, the Company was in default as of December 31, 2022 and as of the filing date and the lender could trigger the default provisions.

(E) Convertible promissory note, 8%, due November 22, 2023– During 2022, the Company entered into a convertible promissory note. In exchange for the convertible promissory note, the lender agreed to lend the Company $566,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $56,600 original issue discount. Under the terms of the convertible promissory note, monthly payments of principal and interest of $67,920 were due beginning March 23, 2023, and each month thereafter with the final payment due on November 22, 2023. Additionally, in the event of a default as defined in the promissory note agreement, or if the Company elects to pre-pay the convertible promissory note, the lender and the agent has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $3.55 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The note is subject to customary events of default, including cross-defaults on the note agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the note are subject to a 12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the promissory note of $56,600 as noted above, paid a finder’s fee of $14,000, and the lender’s legal fees of $5,000. These deferred financing fees were being amortized ratably through November 2023. The Company did not meet the monthly obligation. As of the filing date, the lender could trigger the default provisions.

(F) Convertible promissory note, 8%, due February 3, 2024 –During 2023 the Company entered into a convertible promissory note. In exchange for the convertible promissory note, lender agreed to lend the Company $118,000, which bears interest at a rate of eight percent (8%) per annum. The convertible promissory note was recorded net of a $11,800 original issue discount. Under the terms of the Loan, amortization payments are due beginning June 3, 2023, and each month thereafter with the final payment due on February 3, 2024. Additionally, in the event of a default under the Loan or if the Company elects to pre-pay the note. The Lender has the right to convert any portion or all of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $2.00 per share. The conversion price is subject to adjustment under certain circumstances, including issuances of Company common stock below the conversion price. The Company is not required to issue additional shares to the lender in the event an adjustment to the conversion price occurs. Except for the option to convert the note in the event of a pre-payment, there is no pre-payment penalty associated with the promissory note. The Loan is subject to customary events of default, including cross-defaults on the Loan agreements and on other indebtedness of the Company, violations of securities laws (including Regulation FD), and failure to issue shares upon a conversion of the note. Amounts due under the Loan are subject to a12% default interest rate as well as a 15% penalty in the event of a default. The promissory note contains customary anti-dilution provisions. The Company evaluated the terms of the conversion feature under ASC 480 and ASC 815 and determined that separate bifurcation of the conversion feature was not required. In addition to the issuance of the convertible promissory note, the Company also granted the lender warrants (Note 9). In exchange for the promissory note, the Company accepted an original discount on the Promissory note of $11,800 as noted above, paid a finder’s fee of $3,100, and the lender’s legal fees of $3,000. These deferred financing fees were being amortized ratably through January 2024. The Company did not meet the monthly obligation. As of the filing date, the lender could trigger the default provisions.

(G) Financing arrangement on certain accounts receivable- During 2022, the Company entered into a financing arrangement. Pursuant to the financing arrangement, the lender agreed to lend the Company $139,400 with a one--time fixed loan fee of $11,152 for a total obligation of $150,552. Under the terms of the financing arrangement, payments became due on August 15, 2022, and consisted of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher. As of December 31, 2022, the outstanding balance was $75,838. Subsequent payments shall also consist of 25% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $16,728 over a sixty day period, whichever is higher, with the final payment due on February 6, 2024. During March 2023, the Company entered into a revised financing arrangement with the lender. Under the terms of the revised financing arrangement, the lender loaned the Company $155,800 with a one-time fixed loan fee of $12,464 for a total obligation of $168,264. The balance of the original loan of $27,559 was paid to the lender as part of the revised financing agreement. The lender payments became due on March 24, 2023, and consisted of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $18,696 over a sixty-day period, whichever is higher, with the final payment due on September 14, 2024. During October 2023, the Company entered into a second revised financing arrangement with the lender. Under the terms of the second revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603. The balance of the original revised loan of $35,754 was paid to the lender as part of the revised financing agreement. The lender payments became due on October 19, 2023, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform and then due and owing to the Company or $17,400 over a sixty-day period, whichever is higher, with the final payment due on April 11, 2025. During June 2024, the Company entered into a revised financing arrangement with Celtic Bank which originally loaned the Company $150,500 with a one-time fixed loan fee of $17,157 for a total obligation of $167,657. In 2023, under the terms of the previous revised financing arrangement, the lender loaned the Company $140,200 with a one-time fixed loan fee of $16,403 for a total obligation of $156,603. The balance of the previous loan of $33,815 was paid to the lender as part of the revised financing agreement. Payments to the lender began on June 11, 2024, and consisted of 20% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform or $18,629 over a sixty-day period, whichever is higher, with the final payment due on December 3, 2025, The loan is subject to customary events of default. No material relationship exists between the Company or its affiliates and lender, other than in respect to the processing of credit card payments through Stripe, Inc.’s payment processing platform, and the lender’s loan agreement.

(H) Financing and Security Agreement, due September 16, 2024 -On September 14, 2023, the Company, as borrower, entered into a Financing and Security Agreement ("Agreement") with Celtic Bank Corporation (the “Celtic”). In exchange for a line of credit (“LOC”), Celtic agreed to lend the Company $200,000, with a payment plan of $20,892 per month for 12 months effective October 16, 2023. The annual percentage rate of the LOC is 48.4%. If LOC is prepaid, the unpaid interest accrued will be due to Celtic. If an additional draw on the LOC is requested, a draw fee will be imposed. The LOC agreement has ended as of December 31, 2024.

(I) Financing and Security Agreement, due December 16, 2024 -On September 14, 2023, the Company, as borrower, requested and received a draw against the LOC noted in (H) above. The amount of the draw was $42,224 with a payment plan of $4,411 per month for 12 months effective January 16, 2024. A draw fee of $967 was imposed. In October 2024, Celtic forgave the remaining payments on the subordinated business loan for $93,381. This forgiveness of debt resulted in a gain of approximately $45,200.

(J) Sale of Future Receipts Agreement, due November 15, 2024 -On December 15, 2023, the Company, as borrower, entered into a Sale of Future Receipts Agreement ("Agreement") with Fresh Funding Solutions, Inc. (“Fresh”). The Company is selling a portion of a future revenue stream to Fresh at a discount. The purchase price paid to the Company was $120,000. The net amount funded to the Company was $118,765 net of fees with a payment plan of $3,250 per week for 48 weeks. The effective interest rate of the agreement is 58.6% In October 2024, Fresh Funding forgave the remaining payments on the subordinated business loan for $64,750. This forgiveness of debt resulted in a loss of approximately $1,500.

(K) Convertible notes payable, 6%, maturity date of December 31, 2016-At December 31, 2024, the Company was obligated to unrelated third parties for $150,000 ($150,000 - 2023) (“The Notes”). The principal is unsecured and convertible at the option of the holders into shares of common stock at $3.75 per share. The Notes bear interest at 6.0% and is past due. The Notes are convertible into shares of common stock subject to the following limitations. The Notes are not convertible to the extent that shares of common stock issuable upon the proposed conversion would result in a change in control of the Company which would limit the use of its net operating loss carryforwards; provided, however if the Company closes a transaction with another third party or parties that results in a change of control which will limit the use of its net operating loss carryforwards, then the foregoing limitation shall lapse. Prior to any conversion by a requesting note holder, each note holder holding a note which is then convertible into 5% or more of the Company’s common stock shall be entitled to participate on a pari passu basis with the requesting note holder and upon any such participation the requesting note holder shall proportionately adjust his conversion request such that, in the aggregate, a change of control, which will limit the use of the Company’s net operating loss carryforwards, does not occur.

Notes payable - related parties consist of:

	December 31,
	2024	2023
Demand notes payable to director, 6%, unsecured	$40,000	$120,000
Demand note payable to employee, 6% unsecured	50,000	50,000
Demand notes payable to officer and director, 6%, unsecured	37,000	37,000
Demand note payable to officer and director, 6%, unsecured	12,000	12,000
	$139,000	$219,000

NOTE 6. - LONG-TERM OBLIGATIONS

Notes Payable - Other -Term notes payable - other consist of:

	December 31,
	2024	2023
2022 note payable, 10%, unsecured, due September 30, 2024 (A)	$250,000	$250,000
Note payable, 10%, secured, due January 1, 2018 (B)	265,000	265,000
Convertible term note payable,12%, secured, due January 1, 2024 (C)	175,000	175,000
2020 note payable, 6%, unsecured, due August 24, 2024 (D)	126,473	166,473
Business loan agreement, due February 17, 2025 (E)	-	123,415
Convertible term note payable,7%, secured, due January 1, 2024 (F)	100,000	100,000
Convertible notes payable, 6%, due January 1, 2024 (G)	9,000	9,000
	925,473	1,088,888
Less: current maturities	925,473	1,065,895
	$-	$22,993

(A) 2022 note payable, 10%, unsecured, due September 30, 2024 -On March 17, 2023, the Company, entered into an Amended and Restated Line of Credit Note and Agreement effective as of October 1, 2022, which amended and restated the previous note from 2016. The note has a principal amount of $250,000 and accrues interest on the unpaid principal amount at a rate of ten percent (10%) per annum. Under the terms of the note, the Company agreed to make a one-time payment of $16,667 for interest accrued on the 2016 Note for the four-month period covering June 2022 through September 2022. The Company has also agreed to make quarterly interest payments of $6,250, commencing on December 31, 2022, and continuing through and including September 30, 2023. If an event of default occurs, the Company has 30 days to cure from the date on which the lender has provided the Company with written notice specifying the event of default. The Company extended the due date from September 30, 2023 to September 30, 2024 per the terms of the agreement.

(B) Note payable, 10%, secured, due January 1, 2018 -During the years ended December 31, 2004 and 2003, the Company issued secured notes payable aggregating $265,000. These borrowings bear interest at 10% and were due, as modified on January 1, 2018. This note has not been further extended and is past due. The notes are secured by a first lien on accounts receivable that are not otherwise used by the Company as collateral for other borrowings and by a second lien on accounts receivable.

(C) Convertible term note payable, 12%, secured, due January 1, 2024 -The Company entered into a secured loan agreement during 2008 for working capital. The loan bears interest at 12%, which is payable monthly and was due, as modified on January 15, 2021 for an aggregate of $175,000. During 2009, the note was modified for its conversion into common shares at $18.75 per share, which was the closing price of the Company’s common stock on the date of the modification. The note is secured by a subordinate lien on all assets of the Company. The Company is in negotiations to extend the terms of the agreement.

(D) 2020 note payable, 6%, unsecured, due August 24, 2024- The Company entered into a promissory note agreement dated August 24, 2020,with a third-party lender. The note represents the negotiated amount owed due to the lender after a payment in the amount of $550,000 was made to settle previous notes and interest held by the lender. The principal amount of the new note is $166,473. This note was due on August 24, 2024.

(E) Business loan agreement, due February 17, 2025- On August 25, 2023, the Company, as borrower, entered into a business loan arrangement (the “Loan”) with WebBank (the “Lender”). In exchange for the Loan, Lender agreed to lend the Company $150,000, with a payment plan of $2,671.15 per week for 78 weeks effective August 28, 2023. The effective interest rate of the Loan is 46.8%. If Loan is prepaid, the unpaid portion of the finance charge of $58,350 will be due to Lender. In September 2024, the Lender forgave the remaining payments on the subordinated business loan for $60,295. This forgiveness of debt resulted in a gain of approximately $12,800.

(F) Convertible term note payable, 7%, secured, due January 1, 2024- The note bears interest at the rate of 7% per annum, payable monthly, and is secured by a subordinate lien on all the Company’s assets. The note's principal is convertible at the option of the holder into shares of the Company’s common stock at $7.50 per share, which was the price of the Company's common stock on the closing date of the agreement. The Company is in negotiations to extend the terms of the agreement.

(G) Convertible notes payable, 6%, due January 1, 2024 -The Company has a note payable to a former related party in the amount of $9,000.The note’s maturity was extended to January 1, 2024 from January 1, 2021. In consideration for this extension, the Company agreed to issue the borrower 25,000 options with a 3-year term to purchase common stock of the Company. exercisable at $7.50 per share. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share. The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2024 was 9.75% (January 1, 2023 – 8.75%). The Company is in negotiations to extend the terms of the agreement.

Notes Payable - Related Parties

Notes payable - related parties consist of:

	December 31,
	2024	2023
Loan and security agreement, up to $2,000,000, 8% (A)	$1,897,510	$-
Note payable, up to $500,000, 7.5%, due August 31, 2026 (B)	499,000	499,000
2020 Note payable, 6%, due January 1, 2024 (C)	328,000	328,000
Convertible notes payable, 6% (D)	146,300	146,300
Convertible note payable, 7%, due June 30, 2023 (E)	25,000	25,000
Note payable, $100,000 line of credit, 6%, unsecured (F)	90,000	90,000
Note payable, $75,000 line of credit, 6%, unsecured (G)	70,000	70,000
	3,055,810	1,158,300
Less current maturities	1,187,214	659,300
	$1,868,596	$499,000

(A) Loan and security agreement, up to $2,000,000, 8% -On August 16, 2024, the Company entered into an amended and restated loan and security agreement (the “Agreement”), dated as of August 16, 2024, by and between the Company and the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to which the Company may borrow up to an aggregate amount of $2,000,000 (the “Loan”) at 8% per annum. Pursuant to the Agreement, on August 16, 2024, the Company borrowed $1,200,000 from the Lender and issued to the Lender a secured promissory note evidencing such portion of the Loan having a maturity date of August 16, 2028. The Agreement’s payment plan is for 48 payments of $52,500 per month.

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

(B) Note payable of up to $500,000, 7.5%, due August 31, 2026 -On May 7, 2019, the Company entered into a note payable agreement for up to$500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The Company borrowed $200,000 during the year ended December 31, 2019, $50,000 during the year ended December 31, 2020, and $249,000 during the year ended December 31, 2021 which remains outstanding at December 31, 2024.

(C) 2020 Note payable, 6%, due January 1, 2024 -On December 30, 2020, the Company entered into a promissory note agreement with a member of its Board. The interest payments are due quarterly. First payment to be made on April 1, 2021 and every three (3) months thereafter until the note is retired. No interest payments were made in 2022. A principal payment of two hundred thousand dollars ($200,000) was to be made on January 1, 2023 and a balloon payment of $128,000 on January 1, 2024. Neither payment was made. The Company is in negotiations to extend the terms of the agreement.

(D) Convertible notes payable, 6% -The Company has a note payable to a related party of $146,300 that matured on January 1, 2024. This note’s maturity date was extended from January 1, 2020. Principal and accrued interest are convertible at the option of the holder into shares of common stock at $3.75 per share, subject to certain limitations. The note bear interest at 8.75% at December 31, 2023 The rate is adjusted annually, on January 1st of each year, to the prime rate in effect on December 31st of the immediately preceding year, plus one and one quarter percent, and in no event, shall the interest rate be less than 6% per annum. The rate effective as of January 1, 2024 was 9.75% (8.75% in 2023).

The Company executed collateral security agreements with the note holders providing for a subordinate security interest in all the Company’s assets. Generally, upon notice, prior to the note maturity date, the Company can prepay all or a portion of the outstanding notes.

(E) Convertible note payable, 7%, due June 30, 2023 -On February 12, 2015, the Company borrowed $25,000 from a Company officer. The note is unsecured and matured on March 31, 2018 with principal convertible at the option of the holder into shares of common stock at $7.50 per share. In 2019, the Company officer extended the due date to June 30, 2023. The Company is in negotiations to extend the terms of the agreement.

(F) Note payable, $100,000 line of credit, 6%, unsecured -On July 18, 2017, the Company entered into an unsecured line of credit financing agreement with an officer and member of its Board. The LOC Agreement provides for working capital of up to $100,000 with interest at 6% due quarterly through July 31, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option was exercised in 2022.

(G) Note payable, $75,000 line of credit, 6%, unsecured -On September 21, 2017, the Company entered into an unsecured line of credit financing agreement with a related party. The LOC Agreement provides for working capital of up to $75,000 with interest at 6% due quarterly through January 2, 2023. In consideration for providing the financing, the lender was granted an option to purchase 5,334 shares of common stock at $3.00 per share. The option expired on January 2, 2023.

Notes Payable and Long-Term Obligations

As of December 31, 2024, minimum future annual payments of notes payable and long-term obligations and amortization of deferred financing costs are as follows:

Amount
Due Prior to 2025	$3,398,597
2025	598,108
2026	1,038,945
2027	584,761
2028	244,890
Total notes payable and long-term obligations	$5,865,301

NOTE 7. - STOCK AND STOCK OPTION PLANS

Preferred Stock - The Company’s certificate of incorporation authorizes its Board to issue up to 1,000,000 shares of preferred stock. The stock is issuable in series that may vary as to certain rights and preferences, as determined upon issuance, and has a par value of $.01 per share. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

2005 Plan - The Company’s Board and stockholders approved a stock option plan adopted in 2005, which has authority to grant options to purchase up to an aggregate of 53,334 common shares at December 31, 2024 and 2023.  There are 0 shares available for grant at December 31, 2024.

2009 Plan - During 2009, the Company’s Board approved the 2009 stock option plan, which grants options to purchase up to an aggregate of 53,334 common shares at December 31, 2024 and 2023. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2009 Plan. As this plan has expired, there are 0 shares available for grant at December 31, 2024.

2019 Plan - During 2019, the Company’s Board approved the 2019 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares.  As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2024. Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2019 Plan.

2020 Plan - During 2020, the Company’s Board approved the 2020 stock option plan, which grants options to purchase up to an aggregate of 20,000 common shares. As the plan was replaced by the 2021 stock option plan, there are 0 common shares are available for grant at December 31, 2024.  Options issued to date are nonqualified since the Company has decided not to seek stockholder approval of the 2020 Plan.

2021 Plan – During 2021, the Company’s Board approved the 2021 Equity Incentive Plan, which was subsequently approved by the stockholders on January 26, 2022.  The 2021 plan replaces the 2019 and 2020 plans, and grants options to purchase  up to an aggregate of (a) 60,000, plus (b) any shares of common stock that are subject to options granted under the prior plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the prior plans on or after January 26, 2022, plus (c) any shares of common stock that are subject to options granted under the prior plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the prior plans on or after January 26, 2022.  There are 31,655 shares available for granting under this plan as of December 31, 2024.

NOTE 8. - STOCK OPTION AGREEMENTS AND TRANSACTIONS

The Company grants stock options to its key employees and independent service providers as it deems appropriate. Most options expire from five to ten years after the grant date.

Option Agreements - The Company's Board did not approve any stock option agreements in 2024.

10,000 options were vested during 2024 for two employees.  The expense for the options was $6,291.

No options were exercised in 2024.

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

The following assumptions were used for the year ended December 31, 2023:

Risk free interest rate	3.57% to 4.65%

Expected dividend yield	0%

Expected stock price volatility	100% to 110%

Expected life of options	2.75 to 2.87 years

The following is a summary of stock option activity, including qualified and non-qualified options for the years ended December 31, 2023 and 2024:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value

Outstanding at December 31, 2022	131,789	$6.05
Granted	67,600	$1.14
Forfeited	(15,000)	$13.42
Expired	(26,758)	$6.06
Outstanding at December 31, 2023	157,631	$3.23
Expired	(47,422)	$4.53
Outstanding at December 31, 2024	110,209	$2.67	2.9 years	$-
Vested or expected to vest at December 31, 2024	110,209	$2.67	2.9 years	$-
Exercisable at December 31, 2024	110,209	$2.67	2.9 years	$-

At December 31, 2024, there was no unrecognized compensation cost related to outstanding non-vested options.  The balance was approximately $6,300 at December 31, 2023.

The weighted average fair value of options granted was $1.10 per share for the year ended December 31, 2023. The exercise price for all options granted equaled or exceeded the market value of the Company’s common stock on the date of grant.  There were no options granted in 2024.

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

NOTE 10. – INCOME TAXES

The components of income tax expense (benefit) consists of the following:

	December31,
	2024	2023
Deferred:
Federal	$(349,000)	$(1,000)
State	(73,000)	(188,000)
	(422,000)	(189,000)
Change in valuation allowance	422,000	189,000
	$0	$0

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $11,400,000 ($9,900,000 - 2023) and various state net operating loss carryforwards of approximately $11,100,000 ($9,700,000 - 2023). Approximately $7,700,000 of these federal carryforwards can be carried forward indefinitely, with the remaining amount expiring from 2026 through 2037. Approximately $3,000,000 of these state carryforwards can be carried forward indefinitely, with the remaining amount expiring from 2025 through 2044. These carryforwards exclude federal net operating loss carryforwards from inactive subsidiaries and net operating loss carryforwards from states that the Company does not presently operate in. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

At December 31, 2024, a net deferred tax asset of approximately $3,149,000 ($2,727,000 - 2023), primarily consisting of the future benefit attributed to the available net operating loss carryforwards, had been fully offset by a valuation allowance because management believes that the statutory limitations on utilization of the operating losses and concerns over achieving profitable operations diminish the Company’s ability to demonstrate that it is more likely than not that these future benefits will be realized before they expire.

The following is a summary of the Company's temporary differences and carryforwards which give rise to deferred tax assets and liabilities.

	December 31,
Deferred tax assets (liabilities):	2024	2023

Net operating loss carryforwards	2,885,000	2,515,000
Operating lease ROU	(61,000)	(143,000)
Operating lease liability	61,000	146,000
Capital loss carryforward	77,000	77,000
Property and equipment	42,000	12,000
Reserves and accrued expenses payable	145,000	120,000
Gross deferred tax asset	3,149,000	2,727,000
Deferred tax asset valuation allowance	(3,149,000)	(2,727,000)

Net deferred tax asset	0	0

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,
	2024	2023

Statutory U.S. federal tax rate	21.0%	21.0%

Change in valuation allowance	(25.6)	(10.2)
Net operating loss carryforward expiration	0.0	(10.7)
State taxes	4.4	10.2
Original issue discount	(0.1)	(6.1)
Stock-based compensation	0.4	(4.1)
Other permanent non-deductible items	(0.1)	(0.1)

Effective income tax rate	0.0%	0.0%

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

Simple IRA Plan - Through December 31, 2012, the Company offered a simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Eligible employees could elect to contribute a percentage of their compensation up to a maximum of $11,500. The accrued liability for the simple IRA plan, including interest, was $310,352 and $298,243, as of December 31, 2024 and 2023, respectively.

401(k) Plan - Effective January 1, 2013, the Company began offering a defined contribution 401(k) plan in place of the simple IRA plan. For 2024, 401(k) employee contribution limits are $23,000 plus a catch-up contribution for those age 50 and over of $7,500. The Company can elect to make a discretionary contribution to the Plan. No discretionary contribution was approved for 2024 or 2023.

NOTE 13. - LEASE

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company renegotiated the lease agreement.  The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due is $5,052 per month from February 1, 2024 to June 30, 2024, The subsequent annual lease amount is $61,778, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in January 2024.  A non-operating gain of $15,350 was recorded for the partial termination of the lease.

Supplemental balance sheet information related to the lease on December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Right of use asset - lease, net	$240,128	$562,296
Operating lease liability - short-term	$44,977	$84,869
Operating lease liability - long-term	193,642	487,691
Total operating lease liability	$238,619	$572,560

Discount rate - operating lease	8%	7%

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

2025	$62,452
2026	63,628
2027	64,838
2028	66,062
2029	27,739
Total lease payments	$284,719
Less: imputed interest	(46,100)
Total	$238,619

NOTE 14. - RELATED PARTY ACCRUED INTEREST PAYABLE

Accrued Interest Payable - Included in accrued interest payable is accrued interest payable to related parties of approximately $487,000 at December 31, 2024 ($395,000 - 2023).  As of December 31, 2023 there is an additional accrued interest to related parties of approximately $125,000, due to be paid subsequent to December 31, 2024.

NOTE 15. – SEGMENT INFORMATION

We operate as a single business segment focused on the development and sales of cybersecurity software and the related cybersecurity consulting, advisory, and managed information security services. The determination of a single business segment is consistent with the financial information regularly reviewed by our Chief Executive Officer, the chief operating decision maker (“CODM”), in assessing segment performance and deciding how to allocate resources on a company basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM measures segment profit and loss by net loss as reported in the statement of operations. The CODM uses net loss to monitor budget and forecast versus actual results to assess segment performance and to allocate resources across the organization. The measure of segment assets is reported on the balance sheet as total assets.

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023

Sales	6,563,309	6,954,020
Less (a):
Employee expenses (b)	5,367,512	5,808,472
Software and equipment	759,305	784,560
Sales and marketing expenses (c)	597,222	1,392,195
Other professional services (d)	335,766	352,173
Other operating expenses (e)	399,550	520,897
Loss from operations	(896,046)	(1,904,277)

Reconcilation to net income
Other income (f)	127,811	1,757,829
Interest income (expense), net	(879,683)	(1,708,076)
Reconcilation to net income	(1,647,918)	(1,854,524)

(a)	The significant expense categories align with the information provided to the CODM.

(b)	Employee expenses include salaries, benefits and commissions

(c)	Sales and marketing expenses include sales, marketing and partner commission expenses.

(d)	Other professional services include legal and accounting expenses.

(e)

Other operating expenses include depreciation and amortization expense of $215,215, fees and other taxes of $81,528, rent of $74,474 and other expenses. In 2023 depreciation and amortization expense was $223,985, fees and other taxes were $70,734, and rent was $133,382.

(f)

Other income represents other income due to a partial termination of the lease adjustment of $15,350 and gains of $112,461 related to debt forgiveness in 2024. In 2023, other income included a one-time refund of taxes of $1,662,698 related to the approval of the Employee Retention Credit by the IRS as well as the gain of $95,131 related to debt forgiveness.

NOTE 16. - SUBSEQUENT EVENTS

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

On March 12, 2025, Infinite Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (this “Agreement”) with Opti9 Technologies LLC, a Delaware limited liability company (“Buyer”) for the sale of assets related to the division of business known as the Ace Server Management division.  Under this division the Company provides IT managed infrastructure services, to a US government agency as a subcontractor to Peraton Enterprise Solutions LLC (f/k/a Perspecta Enterprise Solutions LLC (“Peraton”))

The purchase price was $7,500,000 plus the assumption of liabilities under the contract with Peraton going forward, and subject to customary adjustments prior to closing. The purchase price will be funded by immediately available funds at the closing.  The Agreement contemplated payment of a number of third party creditors which proceeds will be applied at the closing.

The closing was expected to take place in June 2025.  The closing of the transaction is subject to customary conditions, including, among other things, (i) approval by the Company’s stockholders; (ii) consent of Peraton; (iii) consent of a number of the Company’s debtholders; (iv) no temporary or permanent judgment issued by any governmental entity of competent jurisdiction or law or other legal restraint or prohibition preventing or prohibiting the consummation shall be in effect; (v) that no event or circumstance with a material adverse effect on the Ace server management business division shall have occurred; and, (vi) other customary conditions for a transaction of this nature.

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

The Company planned to present the transaction for the sale of these assets for approval at its upcoming annual meeting of stockholders which was tentatively scheduled for June 4, 2025.

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

