Form 10-Q
period 2025-03-31
INFINITE GROUP INC
filed 2026-01-30
CIK 884650

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had 521,175 shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 26, 2026.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2025

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and trends are forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Therefore, you should not rely on any of these forward-looking statements. All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). The terms “IGI”, the “Company”, “we”, “our”, “us”, or any derivative thereof, as used herein refer to Infinite Group, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Current assets:
Cash	$21,331	$168,937
Accounts receivable, net	267,226	392,746
Prepaid expenses and other current assets	159,456	194,308
Other current assets - related parties	65,742	67,742
Total current assets	513,755	823,733
Right of Use Asset Operating Lease, net	228,627	240,128
Property and equipment, net	196	503
Software, net	431,725	400,364
Deposits	10,144	10,144
Total assets	$1,184,447	$1,474,872

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,883,879	$1,820,726
Accrued payroll	743,898	860,130
Accrued interest payable	1,891,565	1,780,225
Accrued retirement	304,456	310,352
Deferred revenue	264,567	346,655
Accrued expenses and other current liabilities	353,993	446,352
Current maturities of long-term obligations	631,473	641,473
Current maturities of long-term obligations (convertible)	284,000	284,000
Operating lease liability - Short-term	46,174	44,977
Current maturities of long-term obligations - related parties	983,443	1,015,914
Current maturities of long-term obligations - related parties (convertible)	171,300	171,300
Notes payable, net	1,761,067	1,595,018
Notes payable (convertible)	150,000	150,000
Notes payable - related parties	139,000	139,000
Total current liabilities	9,608,815	9,606,122

Long-term liabilities:
Notes payable - related parties, net of current	1,871,718	1,868,596
Operating lease liability - long-term	181,702	193,642
Total liabilities	11,662,235	11,668,360

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding on March 31, 2025 and December 31, 2024.	521	521
Additional paid-in capital	32,337,451	32,337,451
Accumulated deficit	(42,815,760)	(42,531,460)
Total stockholders' deficiency	(10,477,788)	(10,193,488)
Total liabilities and stockholders' deficiency	$1,184,447	$1,474,872

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024

	$1,683,867	$1,578,495
Cost of revenue	934,654	971,410
Gross profit	749,213	607,085

Costs and expenses:
General and administrative	441,030	451,880
Selling	433,938	408,315
Total costs and expenses	874,968	860,195

Operating loss	(125,755)	(253,110)

Interest expense
Interest expense:
Related parties	(60,002)	(25,721)
Other	(98,543)	(196,048)
Total interest expense	(158,545)	(221,769)

Gain on partial termination of lease	-	15,350

Net loss	$(284,300)	$(459,529)

Net loss per share – basic and diluted	$(0.55)	$(0.88)

Weighted average shares outstanding
- basic and diluted	521,175	521,175

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Three Months Ended March 31, 2024 and 2023

Three Months Ended March 31, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	521,175	$521	$32,337,451	$(42,531,460)	$(10,193,488)

Net loss	0	0	0	(284,300)	(284,300)

Balance - March 31, 2025	521,175	$521	$32,337,451	$(42,815,760)	$(10,477,788)

Three Months Ended March 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	0	0	6,291	0	6,291
Net loss	0	0	0	(459,529)	(459,529)

Balance - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(284,300)	$(459,529)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	0	6,291
Depreciation and amortization	48,122	56,185
Amortization of debt discount	2,366	19,043
Bad debt recovery	0	0
Bad debt expense	0	6,206
Gain on partial termination of lease	0	(15,350)
(Increase) decrease in assets:
Accounts receivable	125,520	115,632
Prepaid expenses and other assets	36,852	(104,451)
Increase (decrease) in liabilities:
Accounts payable	63,153	96,702
Deferred revenue	(82,088)	(13,144)
Accrued expenses	(97,250)	169,648
Accrued retirement	(5,896)	2,982
Net cash used by operating activities	(193,521)	(119,785)

Cash flows from investing activities:
Capitalization of software development costs	(78,418)	(53,525)

Net cash used by investing activities	(78,418)	(53,525)

Cash flows from financing activities:
Proceeds from notes payable	241,500	335,500
Repayments of notes payable - related parties	(29,350)	0
Repayments of notes payable	(87,817)	(183,398)

Net cash provided by financing activities	124,333	152,102

Net decrease in cash	(147,606)	(21,208)

Cash - beginning of period	168,937	25,473

Cash - end of period	$21,331	$4,265

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$39,618	$125,887

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The December 31, 2024 balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.

Note 2. Going Concern

The Company reported net losses of $284,300 and $459,529 for the three months ended March 31, 2025 and 2024, respectively, and stockholders’ deficiencies of $10,477,788 and $10,193,488 at March 31, 2025 and December 31, 2024, respectively. The Company has a working capital deficit of approximately $9.1 million at March 31, 2025. Additionally, the Company has recurring losses from operations and has limited cash resources to fund its operations.

The Company’s mission is to drive shareholder value by developing and bringing to market automated, cost effective, and innovative cybersecurity technologies. The Company’s strategy is to build its business by designing, developing, and marketing IT security-based products and solutions that fill technology gaps in cybersecurity.

The Company's goal is to increase sales and generate cash flow from operations on a consistent basis. The Company’s business plans require improving the results of its operations in future periods. The Company has renegotiated the terms of certain obligations, using operational cash flow to pay down balances and extending terms, and has obtained and may continue to seek additional financing through debt or equity issuances.

The Company plans to issue stock, restructure certain debt obligations and anticipates significant growth of business, although there can be no assurance that such plans will be successfully implemented or that such growth will be achieved.

The Company believes the capital resources generated by operations, together with cash available under its factoring line of credit and from additional related partiy and third-party loans, if available, may provide sources to fund its ongoing operations and to support the internal growth of the Company although there can be no assurance that such resources will be sufficient or that additional financing will be available on acceptable terms or at all.. The Company may need to extend existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking additional funds to repay the notes, although there can be no assurance that noteholders will agree to such conversions or that additional funds will be available.. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow.

As a result, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these financial statements are issued. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

There are several accounting policies that the Company believes are significant to the presentation of its financial statements. These policies require management to make complex or subjective judgments about matters that are inherently uncertain. Note 3 to the Company’s audited financial statements for the year ended December 31, 2024 presents a summary of significant accounting policies as included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Cash and Cash Equivalents - The Company’s cash balance consists solely of deposits held at major financial institutions. The Company does not hold any cash equivalents as of March 31, 2025 or December 31, 2024.

As of March 31, 2025, cash was held in the following amounts:

Category	March 31, 2025	December 31, 2024

Cash in bank accounts	$21,331	$168,937
Total cash and cash equivalents	$21,331	$168,937

The Company maintains its cash balances with a high‑quality financial institution.

The Company does not have any restricted cash as of March 31, 2025.

ASM Technologies Division LLC - On January 1, 2025, the Company was admitted as the initial member with 100% of the membership interests in ASM Technologies Division LLC, a Delaware limited liability company. The Company formed this entity to operate the manages services operations. The financial results of these operations are included in these financial statements.

Revenue from contracts with customers

The Company’s total revenue recognized from contracts with customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at March 31, 2025 or 2024, respectively for contracts with an expected original duration of more than one year. The Company has elected to apply the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less. The following table summarizes the revenue recognized by the major services:

	Three Months Ended
	March 31,
	2025	2024
Managed support services	$1,085,542	$1,074,096
Cybersecurity projects	227,808	185,596
Software	360,517	318,803
Total Revenue	$1,673,867	$1,578,495

Managed support services

Managed support services consist of revenue primarily from the Company’s subcontracts with Peraton for services to its end clients, principally a major establishment of the U.S. Government for which the Company manages one of the nation’s largest physical and virtual Microsoft Windows environments.

We generate revenue primarily from these subcontracts through fixed-price service and support agreements. Revenues are earned and billed weekly and are generally paid within 45 days. Revenue is recognized over time as services are performed in accordance with ASC 606.

Cybersecurity projects

Cybersecurity projects includes performing cybersecurity assessments, testing and consulting as a CISO (Chief Information Security Officer).

Cybersecurity assessments and testing services are considered distinct performance obligations when sold standalone or with other products. These contracts generally have terms of one year or less. For substantially all these contracts, revenue is recognized when the specific performance obligation is satisfied. If the contract has multiple performance obligations, the revenue is allocated to each performance obligation and recognized as each performance obligation is satisfied. Depending on the nature of the service, the amounts recognized are based on an allocation of the transaction price to each performance obligation using the relative standalone selling price method in accordance with ASC 606.

In substantially all agreements, a down payment of 50% to 75% is required before work is initiated. Down payments received are deferred until revenue is earned. Upon completion of the performance obligation, the remaining balance is due within 30 days.

Software

Software revenue includes the selling of licenses of Nodeware® and third-party software, principally Webroot™.

Nodeware and Webroot software offerings consist of fees generated from the use of the respective software by our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For Webroot, substantially all customers are billed in the month of service and the service is cancellable upon notice per the respective agreements. The majority of Webroot billing is electronic, and approximately half of those billed amounts are paid to the Company instantaneously via an online payment platform. For Nodeware, billings generally occur annually or monthly in advance of services for clients with recurring subscriptions.  In some instances, billing occurs monthly in arrears based on actual consumption in the prior month.  For payments made in advance, revenue related to the term associated with our software licenses is recognized ratably over the contractual period.

We generate revenue via fixed-price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. Revenue is recognized as services are performed in accordance with ASC 606.

Based on historical experience, the Company believes that collection of the customer billings is reasonably assured.

Capitalization of Software for Resale -The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed in accordance with ASC 985-20. Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

Leases - At contract inception, the Company determines whether the arrangement is or contains a lease and determines the lease classification in accordance with ASC 842. The lease term is determined based on the non-cancellable term of the lease adjusted to the extent optional renewal terms and termination rights are reasonably certain. Lease expense is recognized evenly over the lease term. Variable lease payments are recognized as period costs. The present value of remaining lease payments is recognized as a liability on the balance sheet with a corresponding right-of-use asset adjusted for prepaid or accrued lease payments. The Company uses its incremental borrowing rate for the discount rate, unless the interest rate implicit in the lease contract is readily determinable. The Company has adopted the practical expedients to not separate non-lease components from lease components and to not present short-term leases on the balance sheet. See Note 10 for further disclosure regarding lease accounting.

Income Taxes – The Company recorded no income tax expense for the three ended March 31, 2025. The effective tax rate for the periods presented was 0%, which differs from the U.S. federal statutory rate primarily due to the Company’s loss before income taxes and the corresponding full valuation allowance maintained against its net deferred tax assets.

The Company has incurred significant operating losses since inception and continues to maintain a full valuation allowance against its deferred tax assets because management has concluded that it is more likely than not that these assets will not be realized based on the weight of available evidence.

As of March 31, 2025, the Company had approximately $9.0 million of federal and state net operating loss carryforwards. The federal NOLs generated after 2017 may be carried forward indefinitely. Utilization of NOLs may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code if the Company experiences an ownership change as defined in those sections.

No material uncertain tax positions have been recorded as of March 31, 2025, and the Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions used in the preparation of these financial statements include, but are not limited to:

•	Revenue recognition, including the determination of standalone selling prices, allocation of transaction consideration to performance obligations, and estimates of variable consideration for usage based or incentive-based fees.
•	Allowance for credit losses on accounts receivable and contract assets.
•	Capitalized software development costs, including the determination of technological feasibility and expected economic life.
•	Stock based compensation, including the fair value of equity awards and expected forfeiture rates.
•	Fair value measurements for financial instruments, including embedded derivatives or contingent consideration, when applicable.
•	Income taxes, including the valuation of deferred tax assets and liabilities and the assessment of uncertain tax positions.

Management bases its estimates on historical experience, current business and economic conditions, and other relevant factors. Estimates and assumptions are reviewed periodically, and the effects of revisions are recorded in the period in which they are determined.

Recently Issued Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption was permitted. The Company adopted this standard with our fiscal 2024 annual filing. The Company has a single segment.  See Note 13.

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

Note 4. Concentrations of Risk and Significant Customers

Concentrations of Credit Risk - The Company is a developer and provider of cloud based cybersecurity software and related cybersecurity consulting, advisory and managed information security solutions. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits with a high quality financial institution.

The Company’s accounts receivable is derived from customers located primarily in the United States. Credit risk is mitigated through monitoring of customer financial condition, and the use of contractual billing and collection terms customary in the SaaS industry. For most services agreements, the Company requires down payments of at least 50%.

Significant Customer Concentration - During the three months ended March 31, 2025, one customer accounted for approximately 65% of total revenue. As of March 31, 2025 (68% for the three months ended March 31, 2024), this same customer represented approximately 44% of the Company’s accounts receivable balance (47% at December 31, 2024).

The loss of this customer or delays in payment could have a material adverse effect on the Company’s business, financial condition, and results of operations. Management continues to monitor the financial condition and creditworthiness of this customer and believes that the receivable balance is collectible based on current information.

Supplier and Operational Risk - The Company relies on third party cloud infrastructure providers to deliver its SaaS platform. Any disruption, capacity constraint, or service degradation at these providers could adversely impact the Company’s ability to serve customers. The Company believes alternative providers are available; however, transitioning services could result in temporary service interruptions and increased costs.

Industry and Geographic Risk - The Company operates in the cybersecurity industry, which is characterized by rapid technological change, evolving threat landscapes, and increasing regulatory requirements. These factors may impact customer purchasing patterns and the Company’s ability to maintain or grow revenue. No geographic region outside the United States accounted for more than 10% of revenue during the three months ended March 31, 2025.

Note 5. Sale of Certain Accounts Receivable

The Company has available a financing line with a financial institution (the “Purchaser”), which enables the Company to sell accounts receivable to the Purchaser with full recourse. Pursuant to the provisions of FASB ASC 860, the Company reflects the transactions as a sale of assets and establishes an accounts receivable from the Purchaser for the retained amount less the costs and fees of the transaction and less any anticipated future loss in the value of the retained asset.

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at the prime rate plus 3.6% (effective rate of 11.10% at March 31, 2025) on the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority interest in accounts receivable and a blanket lien, which may be junior to other creditors, on all other assets.

The financing line provides the Company with the ability to finance up to $2,000,000 of selected accounts receivable, which includes a sublimit of $1,500,000 for one of the Company’s customers. During the three months ended March 31, 2025, the Company sold approximately $986,000 ($1,146,000 – March 31, 2024) of its accounts receivable to the Purchaser. As of March 31, 2025, approximately $228,000 ($420,000 - December 31, 2024) of these receivables remained outstanding. Additionally, as of March 31, 2025, the Company had $70,000 available under the financing line with the Purchaser ($151,000 at December 31, 2024). After deducting estimated fees, allowance for credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $23,000 at March 31, 2025 ($33,000 at December 31, 2024) and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $8,682 for the three months ended March 31, 2025 ($18,833 – March 31, 2024). These financing line fees are classified on the statements of operations as interest expense.

Note 6. Capitalization of Software for Resale

As of March 31, 2025, there was $1,377,637 of costs capitalized ($1,129,219 as of December 31, 2024) and $945,913 of accumulated amortization ($898,855 as of December 31, 2024). During the three months ended March 31, 2025, there was $47,057 of amortization expense recorded ($53,792 in 2024). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three months ended March 31, 2025, there was approximately $21,100 of labor amounts expensed related to these development costs ($14,800 in 2024).

Note 7. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended March 31, 2025 and 2024, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $144,900 and $166,100, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of March 31, 2025, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $263,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 8. Debt Obligations

Revised Financing Arrangement - On March 10, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date.  This loan agreement also eliminates the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024, as the remaining balance was rolled into this new loan. At March 31, 2025, the balance of this revised financing arrangement was $258,067.

Obligations in Default – As of March 31, 2025, the Company is in default with the Mast Hill financing arrangements dated November 3, 2021, February 15, 2022, May 31, 2022, November 23, 2022, and February 2, 2023.  Per the arrangements, the Company has accrued approximately $55,000 and $217,000 in default and penalty interest expense during the three months ended March 31, 2025 and 2024, respectively.

The Company is in default with four third parties’ notes from 2003 and 2004. The Company has accrued approximately $8,900 of interest expense for these notes during the three months ended March 31, 2024 and 2025.

The Company is in default with a note with a related party from 2024. The Company has accrued approximately $37,600 of interest expense for these notes during the three months ended March 31, 2025.

The Company is working to resolve these defaults. Continued default may result in acceleration of amounts due, additional penalties, legal action, or other adverse consequences that could materially harm the Company's financial condition and operations.

Note 9. Earnings/(loss) per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(284,300)	$(459,529)
Basic and diluted net loss per share	$(0.55)	$(0.88)

Weighted average common shares outstanding
Basic and diluted shares	521,175	521,175

Anti-dilutive shares excluded from net loss per share calculation	419,492	453,876

Certain common shares issuable under stock options and convertible notes payable have been omitted from the diluted net loss per share calculation because their inclusion is considered anti-dilutive because the exercise prices were greater than the average market price of the common shares or their inclusion would have been anti-dilutive.

Note 10. Stock Option Plans, Warrants and Agreements

At the annual meeting of stockholders of the Company held on January 26, 2022; the Company’s stockholders voted to approve the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The maximum number of shares of Common Stock available for grant and issuance under the 2021 Plan will be (a) 60,000, plus (b) any shares of Common Stock that are subject to options granted under the Prior Plans that expire, are forfeited or canceled or terminate for any other reason without the issuance of shares under the Prior Plans on or after January 26, 2022, plus (c) any shares of Common Stock that are subject to options granted under the Prior Plans that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any option under the Prior Plans on or after January 26, 2022.

The Company has approved stock options plans and agreements covering up to an aggregate of 194,907 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants. Stock options generally vest immediately and expire ten years from the grant date. Stock‑based compensation expense is usually recognized upon issuance and is based on the grant‑date fair value of the awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

No options were granted for the three months ended March 31, 2025, or the three months ended March 31, 2024.

No options vested during the three months ended March 31, 2025 or the three months ended March 31, 2024.

A summary of all stock option activity for the three months ended March 31, 2025 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2024	110,209	$2.67
Expired	(801)	3.75
Outstanding at March 31, 2025	109,408	$2.66	2.2 years	$0

At March 31, 2025- vested or expected to vest	109,408	$2.66	2.2 years	$0
Exercisable	109,408	$2.66	2.2 years	$0

A summary of all stock option activity for the three months ended March 31, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(9,801)	8.59
Outstanding at March 31, 2024	147,830	$2.87	2.5 years	$0

At March 31, 2024- vested or expected to vest	147,830	$2.87	2.5 years	$0
Exercisable	147,830	$2.87	2.5 years	$0

There were no warrant issuances, exercises, expirations, or other changes during the three months ended March 31, 2025. The warrants outstanding as of March 31, 2025 are unchanged from those disclosed in the Company’s Annual Report on Form 10 K for the year ended December 31, 2024.

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company renegotiated  the lease agreement which resulted in a partial termination of the lease.  The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due was $5,052 per month from February 1, 2024 to June 30, 2024, The subsequent annual lease amount was $61,778, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in the three months ended March 31, 2024.  A non-operating gain of $15,350 was recorded.

Supplemental balance sheet information related to the lease on March 31, 2025 and December 31, 2024 is as follows:

		March 31,	December 31,
Description	Classification	2025	2024
Right of Use Asset – Lease, net	Other assets (non-current)	$228,627	$240,128

Operating Lease liability – Short-term	Accrued liabilities	46,174	44,977
Operating Lease liability – Long-term	Other long-term liabilities	181,702	193,642
Total operating lease liability		$227,876	$238,618

Discount rate – operating lease		8.0%	8.0%

Note 12. Related Party

As of March 31, 2025, the Company had the following other assets - related‑parties:

	Other current assets
Related Party	3/31/2026	12/31/2025
CEO	84,602	86,602
President	(18,860)	(18,860)
Total	65,742	67,742

As of March 31, 2025, the Company had the following related‑party debt outstanding:

		Principal Outstanding
Related Party	Instrument	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Chief Executive Officer	Convertible Note	$146,300	$146,300	6.0%	1/1/2024
President	Convertible Note	25,000	25,000	6.0%	6/30/2023
President	Line of Credit	90,000	90,000	7.0%	7/31/2023
President	Demand Note	25,000	25,000	6.0%	Demand
President	Demand Note	12,000	12,000	6.0%	Demand
Chief Executive Officer	Demand Note	12,000	12,000	6.0%	Demand
Board Member	Note Payable	328,000	328,000	6.0%	1/1/2024
Board Member	Note Payable	40,000	40,000	6.0%	1/1/2023
Relative of Executive	Note Payable	1,868,160	1,897,510	8.0%	8/5/2028
Relative of Executive	Line of Credit	499,000	499,000	7.5%	8/31/2026
Relative of Executive	Line of Credit	70,000	70,000	6.0%	1/1/2023
Vice President	Demand Note	50,000	50,000	6.0%	Demand

Included in accrued interest payable at March 31, 2025 is amounts due to related parties of approximately $535,000 ($467,000 at December 31, 2024).

Note 13. Commitments and Contingencies

Non-cancelable Purchase Obligations - In the normal course of business, the Company enters into non-cancelable purchase commitments with various third parties to purchase products and services such as cloud infrastructure capacity, subscription-based cloud service arrangements, technology equipment, corporate and marketing events and consulting services.

Legal Matters - From time to time, the Company is involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. The Company accrues a liability for loss contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is reasonably possible but not probable, or where the amount of loss cannot be reasonably estimated, the Company discloses the nature of the contingency but does not record a liability.

As of March 31, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its financial position, results of operations, or cash flows. No accrual for loss contingencies has been recorded.

Note 14. Segment Information

The Company operates as a single business segment focused on the development and sales of cybersecurity software and the related cybersecurity consulting, advisory, and managed information security services. The determination of a single business segment is consistent with the financial information regularly reviewed by our Chief Executive Officer, the chief operating decision maker (“CODM”), in assessing segment performance and deciding how to allocate resources on a company basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM measures segment profit and loss by net loss as reported in the statement of operations. The CODM uses net loss to monitor budget and forecast versus actual results to assess segment performance and to allocate resources across the organization. The measure of segment assets is reported on the balance sheet as total assets.

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the 3 months ended March 31, 2025 and 2024:

	For the 3 months ended March 31,
	2025	2024

Sales	1,683,867	1,578,495
Less (a):
Employee expenses (b)	1,320,672	1,357,960
Software and equipment	181,123	210,988
Sales and marketing expenses (c)	126,323	103,321
Other professional services (d)	85,162	66,095
Other operating expenses (e)	96,342	93,241
Loss from operations	(125,755)	(253,110)

Reconcilation to net income
Other income (f)	-	15,350
Interest income (expense), net	(158,545)	(221,769)
Reconcilation to net income	(284,300)	(459,529)

(a)	The significant expense categories align with the information provided to the CODM.
(b)	Employee expenses include salaries, benefits and commissions
(c)	Sales and marketing expenses include sales, marketing and partner commission expenses.
(d)	Other professional services include legal and accounting expenses.
(e)

Other operating expenses include depreciation and amortization expenses of $47,364, fees and other taxes of $9,825, rent of $20,014 and other expenses. In 2024, depreciation and amortization expense was $55,073, fees and other taxes were $3,578, and rent was $22,511.

Other income from 2024 represents other income due to a partial termination of the lease adjustment of $15,350

Note 15. Subsequent Events

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

On October 27, 2025, the Company borrowed $50,000 from the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to the amended and restated loan and security agreement, dated as of August 16, 2024, by and between the Company and the Lender.

On October 31, 2025, the Company borrowed $90,000 from the Company’s President’s brother, Harry Hoyen via a demand note.

On November 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $244,034 plus a fixed fee of $25,623. The repayment amount of $269,657 will be repaid at a repayment rate of 30% of the Company’s receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date was November 17, 2025, with a minimum payment amount of $29,962 over every 60-day period. The final repayment date is May 11, 2027, if total repayment amount is not paid as of that date.  This loan agreement also eliminates the remaining balance of $64,833 from the previous Stripe loan dated March 11, 2025, as the remaining balance was rolled into this new loan.

On December 19, 2025, the Company borrowed $50,000 from the Company’s President’s brother, Harry Hoyen via a demand note.

On December 31, 2025, the Company borrowed $100,000 from the Company’s Charman, Donald Reeve via a promissory note.

On January 28, 2026, the Company received funding from a Standard Merchant Cash Advance Agreement with Fiji SPV LLC.  The funding provided was $150,000 with a fixed fee of $7,500. A payment plan of $6,574 per week for 34 weeks effective February 4, 2026. The effective interest rate of the agreement is 116%.

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

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, and launched it commercially in November 2016. In May 2017, we filed a utility patent application for Nodeware: U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF U.S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016. The patent term is twenty years from the earliest effective filing date (May 19, 2017), subject to any patent term adjustments or extensions granted by the USPTO. Therefore, the expiration date of the subject patent, absent any adjustments or extensions, is May 19, 2037.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table compares our statements of operations data for the three months ended March 31, 2024 and 2023. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended March 31,

					2025 vs 2024
		As a % of		As a % of	Amount of	% Increase
	2025	Sales	2024	Sales	Change	(Decrease)

Sales	$1,683,867	100.0%	$1,578,495	100.0%	$105,372	6.7%
Cost of sales	934,654	55.5	971,410	61.5	(36,756)	(3.8)
Gross profit	749,213	44.5	607,085	38.5	142,128	23.4
General and administrative	441,030	26.2	451,880	28.6	(10,850)	(2.4)
Selling	433,938	25.8	408,315	25.9	25,623	6.3
Total cost and expenses	874,968	52.0	860,195	54.5	14,773	1.7

Operating loss	(125,755)	(7.5)	(253,110)	(16.0)	127,355	(50.3)
Interest expense (net)	(158,545)	(9.4)	(221,769)	(14.0)	63,224	(28.5)
Other income	-	-	15,350	1.0	(15,350)	-
Net loss	$(284,300)	(16.9)%	$(459,529)	(29.1)%	$175,229	38.1%

Net loss per share - basic and diluted	$(0.55)		$(0.88)		$0.33

Sales

Our managed support service sales increased by 2% from $1,074,096 during the three months ended March 31, 2024 to $1,095,542 during the corresponding period of 2025. Managed support service sales comprised approximately 65% of our sales in three months ended March 31, 2025, and approximately 68% for the same period in 2024. The increase in our managed support service sales during the three months ended March 31, 2025 was due to the addition of a project by Perspecta.

Our cybersecurity projects sales increased by 23% from $185,596 during the three months ended March 31, 2024 to $227,808 during the corresponding period of 2025.  The increase in our cybersecurity projects sales during the three months ended March 31, 2025 was due to more projects being completed in 2024.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 13% from the three months ended March 31, 2024 to the same period in 2025.  Sales for the period in 2024 were $318,803 and increased by $41,714 to $360,517 for the same period in 2025.  The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot.  We expect this trend to continue throughout 2025 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 3.8% to $934,654 during the three months ended March 31, 2025 from $971,410 during the corresponding period of 2024. The change in cost of sales during the three months ended March 31, 2025 from 2024 was primarily due to a decrease in software and equipment costs supporting our software sales and cybersecurity projects of approximately $30,000.

Our gross profit increased by $142,128 from the three months ended March 31, 2024 to 2025. The increase was primarily due to the increase in sales referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $441,030 for the three months ended March 31, 2025 decreased approximately 2% from $451,880 for the same quarter of 2024. The decrease was primarily due to the reduction in salaries and benefits from 2024 to 2025 by approximately $21,000, offset by an increase in legal and accounting fees from 2024 to 2025 by approximately $13,000,

Selling Expenses

Selling expenses of $433,938 for the three months ended March 31, 2025 increased approximately 6% from $408,315 for the same quarter of 2024. The increase was primarily due to an increase in marketing spending by about $13,000.

Operating Loss

For the three months ended March 31, 2025 and March 31, 2024, operating loss was $125,755 and $253,110, respectively, for an improvement in the loss by $127,355. The improvement in our operating loss from the previous year is principally attributable to the increase in gross profit and reduction of general and administrative expenses partially offset by the increase of selling expenses of approximately $25,600 for the three months ended March 31, 2025 as compared to 2024.

Interest Expense

Net interest expense of $158,545 for the three months ended March 31, 2025 decreased 29% from expense of $221,769 for the same quarter of 2024. The decrease in interest expense is primarily attributable to the elimination of the MCA loans in the second half of 2024.

Other Income

For the three months ended March 31, 2024, we had $15,350 of other income.  This was due to the accounting for the partial termination of our office lease in January 2024.

Net Loss

For the three months ended March 31, 2025 and March 31, 2024, net loss was $284,300 and $459,529, respectively, a decrease in the loss by $175,229. The decrease in net loss was primarily due to the increase in gross profit, reduction of general and administrative expenses, and decrease in interest expense.

Liquidity and Capital Resources

At March 31, 2025, we had cash of $21,331 available for working capital needs and planned capital asset expenditures. At March 31, 2025, we had a working capital deficit of approximately $9.1 million and a current ratio of 0.05.

During 2025, our primary sources of liquidity is cash provided by collections of accounts receivable and our factoring line of credit and short term loans. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At March 31, 2025, based on eligible accounts receivable, we had $70,000 available under this arrangement. We expect sales during 2025 to generate additional accounts receivable eligible for factoring, that will support our operations. We pay fees based on the length of time that the invoice remains unpaid.

We entered into one loan agreement in the three month period ended March 31, 2025.

On March 10, 2025, we received funding from a loan agreement with Stripe and Celtic Bank.  The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of our receivables automatically withheld by Stripe.  There is no financing percentage.  The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date.  This loan agreement also eliminates the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024, as the remaining balance was rolled into this new loan.

At March 31, 2025, we had current notes payable of $139,000 to related parties. $40,000 of this debt was due on January 1, 2023. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At March 31, 2025, we have current notes payable of approximately $1,911,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable that was due on June 30, 2016 which has not been paid. This note was issued in payment of software we purchased in February 2016 and is secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software. The Company has accrued interest on this note of approximately $253,000 as of March 31, 2025.

Also included in the current notes payable to third parties at March 31, 2025, are five bridge loans with Mast Hill Fund, L.P., for  an aggregate principal amount of $1,510,877. The bridge loans were entered into on November 3, 2021, February 15, 2022, May 27, 2022, November 23, 2022, and February 2, 2023, with maturity dates of November 3, 2022, February 15, 2023, May 27, 2023, November 23, 2023, and February 2, 2024, respectively.. All five loans bear interest at 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a .default.  We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

Notes payable to third parties at March 31, 2025, also includes a loan balance with Celtic Bank for $257,543.  This loan does not bear interest, and instead incurred a one-time fee of $23,667 at origination.  The payments consist of 30% of the Company’s receivables processed through Stripe, Inc.’s payment processing platform.

During the first quarter of 2025, there was one transaction to deferred note costs. This was the $23,667 associated with the Stripe loan. At March 31, 2025, the unamortized balance of the deferred note costs for all notes payable to third parties approximately $21,300. See Notes 5 and 6 of the 2024 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At March 31, 2025, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. $49,000 is outstanding as of March 31, 2025.

We have $915,473 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $307,000), $284,000 due January 1, 2024, $116,473 due on August 24, 2024, and $250,000 due on September 30, 2025.

At March 31, 2025, we have $1,154,743 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023, $90,000 was due on July 31, 2023, $274,300 was due January 1, 2024, and $495,443 due before March 31, 2026.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at March 31, 2025.

The following table sets forth our cash flow information for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used by operating activities	$(193,521)	$(119,785)
Net cash used by investing activities	(78,418)	(53,525)
Net cash provided by financing activities	124,333	152,102
Net decrease in cash	$(147,606)	$(21,208)

Cash Flows Used by Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $284,300 for the three months ended March 31, 2025 was offset in part by non-cash expenses and credits of $50,488. In addition, our net loss was further offset by a decrease in accounts receivable and other assets of $162,372, an decrease in accrued payroll, deferred revenue and other expenses payable of $185,234 and an increase in accounts payable of $63,153 resulting in cash used by operating activities of $193,521.

We continue to invest in our marketing of Nodeware to our IT channel partners who resell to their customers. We are making investments in our cyber security team for penetration testing, CISOTaaS and other services. Due to the lengthy lead times typically needed to generate these new sales, we expect a delay before realizing a return from our sales and marketing efforts, of one or more quarters. As a result, we may continue to experience operating income or operating losses from these resource expenditures until sufficient sales are generated. We expect to fund the cost for the new expenditures from our operating cash flows, a potential equity raise and incremental borrowings, as needed.

Cash Flows Used by Investing Activities

In the quarters ended March 31, 2025 and 2024, we incurred capital expenditures for computer hardware as well as software development labor for the enhancements to Nodeware of $78,418 and $53,525, respectively. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2025, we entered into a new Stripe loan from Celtic Bank for $241,500.  We also paid principal of $87,817 on short term debt and $29,349 on the current portion of long term debt with a related party.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At March 31, 2025, we had financing availability, based on eligible accounts receivable, of approximately $70,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of March 31, 2025.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At March 31, 2025, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $129,500 at March 31, 2025.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $306,900 at March 31, 2025.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $201,100 at March 31, 2025.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $279,200 at March 31, 2025.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $145,700 at March 31, 2025.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2022. The accrued interest on the note is approximately $132,400 at March 31, 2025.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $54,500 at March 31, 2025.

The Company is in default on a note payable to a related party of $1,868,160 due on August 5, 2028. The accrued interest on the note is approximately $37,600 at March 31, 2025.

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

Infinite Group, Inc.
(Registrant)

Date: January 30, 2026	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2026	/s/ Richard Glickman
Richard Glickman
VP Finance and Chief Accounting Officer
(Chief Accounting Officer)

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

