Form 10-Q
period 2025-06-30
INFINITE GROUP INC
filed 2026-02-23
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant had 521,175 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 23, 2026.

Infinite Group, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Current assets:
Cash	$3,829	$168,937
Accounts receivable, net	194,484	392,746
Prepaid expenses and other current assets	229,444	194,308
Other current assets-related parties	106,838	67,742
Total current assets	534,595	823,733
Right of Use Asset Operating Lease, net	216,910	240,128
Property and equipment, net	-	503
Software, net	425,673	400,364
Deposits	10,144	10,144
Total assets	$1,187,322	$1,474,872

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,136,768	$1,820,726
Accrued payroll	843,489	860,130
Accrued interest payable	2,014,429	1,780,225
Accrued retirement	304,409	310,352
Deferred revenue	211,430	346,655
Accrued expenses and other current liabilities	372,944	446,352
Current maturities of long-term obligations	631,473	641,473
Current maturities of long-term obligations (convertible)	284,000	284,000
Operating lease liability - Short-term	47,397	44,977
Current maturities of long-term obligations - related parties	1,023,530	1,015,914
Current maturities of long-term obligations - related parties (convertible)	171,300	171,300
Notes payable, net	1,697,959	1,595,018
Notes payable (convertible)	150,000	150,000
Note payable - related parties	139,000	139,000
Total current liabilities	10,028,128	9,606,122

Long-term obligations:
Notes Payable - related parties, net of current Related parties	1,831,631	1,868,596
Operating lease liability - long-term	169,422	193,642
Total liabilities	12,029,181	11,668,360

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding, June 30, 2025 and December 31, 2024.	521	521
Additional paid-in capital	32,337,451	32,337,451
Accumulated deficit	(43,179,831)	(42,531,460)
Total stockholders' deficiency	(10,841,859)	(10,193,488)
Total liabilities and stockholders' deficiency	$1,187,322	$1,474,872

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$1,317,400	$1,627,969	$3,001,267	$3,206,464
Cost of revenue	706,918	926,524	1,641,572	1,897,934
Gross profit	610,482	701,445	1,359,695	1,308,530

Costs and expenses:
General and administrative	423,263	444,146	864,293	896,026
Selling	394,116	386,093	828,054	794,408
Total costs and expenses	817,379	830,239	1,692,347	1,690,434

Operating loss	(206,897)	(128,794)	(332,652)	(381,904)

Interest expense:
Related parties	(60,762)	(25,721)	(120,764)	(51,442)
Other	(96,412)	(226,736)	(194,955)	(422,784)
Total interest expense	(157,174)	(252,457)	(315,719)	(474,226)

Gain on partial termination of lease	-	-	-	15,350

Net loss	$(364,071)	$(381,251)	$(648,371)	$(840,780)

Net loss per share basic	$(0.70)	$(0.73)	$(1.24)	$(1.61)

Net loss per share diluted	$(0.70)	$(0.73)	$(1.24)	$(1.61)

Weighted average shares outstanding
-basic	521,175	521,175	521,175	521,175

Weighted average shares outstanding
-dilluted	521,175	521,175	521,175	521,175

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)
Three and Six Months Ended June 30, 2025 and 2024

Six Months Ended June 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at- December 31, 2024	521,175	$521	$32,337,451	$(42,531,460)	$(10,193,488)

Net loss	0	0	0	(284,300)	(284,300)

Balance at - March 31, 2025	521,175	$521	$32,337,451	$(42,815,760)	$(10,477,788)

Net loss	0	0	0	(364,071)	(364,071)

Balance at - June 30, 2025	521,175	$521	$32,337,451	$(43,179,831)	$(10,841,859)

Six Months Ended June 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	0	0	6,291	0	6,291
Net loss	0	0	0	(459,529)	(459,529)

Balance at - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

Net loss	0	0	0	(381,251)	(381,251)

Balance at - June 30, 2024	521,175	$521	$32,337,451	$(41,724,322)	$(9,386,350)

See notes to unaudited financial statements.

INFINITE GROUP, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(648,371)	$(840,780)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	102,845	110,450
Amortization of debt discount	9,466	29,868
Stock based compensation	0	6,291
Bad Debt expense (recovery)	0	6,206
Gain on lease modification	0	(15,350)
(Increase) decrease in assets:
Accounts receivable	198,262	52,693
Prepaid expenses and other assets	(74,232)	(324,448)
Increase (decrease) in liabilities:
Accounts payable	316,042	619,403
Deferred revenue	(135,225)	(76,700)
Accrued expenses	144,156	520,468
Accrued retirement	(5,943)	5,994
Net cash provided (used) by operating activities	(93,000)	94,095

Cash flows from investing activities:
Capitalization of software development costs	(126,233)	(100,651)

Net cash used by investing activities	(126,233)	(100,651)

Cash flows from financing activities:
Proceeds from notes payable	241,500	486,000
Repayments of note payable-related parties	(29,350)	0
Repayments of note payable	(158,025)	(486,936)

Net cash provided (used) by financing activities	54,125	(936)

Net decrease in cash	(165,108)	(7,492)

Cash - beginning of period	168,937	25,473

Cash - end of period	$3,829	$17,981

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$67,278	$264,061

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The December 31, 2024 balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.

Note 2. Going Concern

The Company reported net losses of $648,371 and $840,780 for the six months ended June 30, 2025 and 2024, respectively, and stockholders’ deficiencies of $10,841,859 and $10,193,488 at June 30, 2025 and December 31, 2024, respectively. The stockholders' deficiency increased by $648,371 during the six months ended June 30, 2025, primarily due to the net loss for the period. The Company has a working capital deficit of approximately $9.5 million at June 30, 2025. Additionally, the Company has recurring losses from operations and has limited cash resources to fund its operations.

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

The Company believes the capital resources generated by operations cash available under its factoring line of credit and potential additional financing from related parties and third-party loans, if available, may provide sources to fund its ongoing operations and to support the internal growth of the Company. The Company may need to extend existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking funds to repay the notes. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications– It is the Company’s policy to reclassify prior year amounts to conform with the current year presentation.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying value of notes payable and convertible notes payable approximates the fair value based on rates currently available from financial institutions and various lenders.

Cash and Cash Equivalents -The Company’s cash balance consists solely of deposits held at major financial institutions. The Company does not hold any cash equivalents as of June 30, 2025 or December 31, 2024.

As of June 30, 2025, cash was held in the following amounts:

Category	June 30, 2025	December 31, 2024

Cash in bank accounts	$3,829	$168,937
Total cash and cash equivalents	$3,829	$168,937

The Company maintains its cash balances with a high‑quality financial institution.

The Company does not have any restricted cash as of June 30, 2025.

Revenue from contracts with customers

The Company’s total revenue recognized from contracts with customers was comprised of three major services: Managed support services, Cybersecurity projects, and Software. The categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. There were no material unsatisfied performance obligations at June 30, 2025 or 2024, respectively, for contracts with an expected original duration of more than one year. The Company has elected to apply the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less. The following table summarizes the revenue recognized by the major services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Managed support services	$734,685	$1,080,544	$1,830,227	$2,154,640
Cybersecurity projects	216,475	223,345	444,283	408,941
Software	366,240	324,080	726,757	642,883
Total Revenue	$1,317,400	$1,627,969	$3,001,267	$3,206,464

Managed support services

Managed support services consist of revenue primarily from the Company’s subcontracts with Peraton for services to its end clients, principally a major establishment of the U.S. Government for which the Company manages one of the nation’s largest physical and virtual Microsoft Windows environments.

The Company generates revenue primarily from these subcontracts through fixed price service and support agreements. Revenues are earned and billed weekly and are generally paid within 45 days. Revenue is recognized over time as services are performed in accordance with ASC 606.

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

We generate revenue via fixed-price service agreements. These are based on periodic billings of a fixed dollar amount for recurring services of a similar nature performed according to the contractual arrangements with clients. Revenue is recognized as services are performed in accordance with ASC 606..

Based on historical experience, the Company believes that collection of the customer billings is reasonably assured.

Capitalization of Software for Resale-The Company capitalizes the software development costs for software to be sold, leased, or otherwise marketed in accordance with ASC 985-20.Capitalization begins upon the establishment of technological feasibility of a new product or enhancements to an existing product, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Costs incurred after the enhancement has reached technological feasibility and before it is released in the market are capitalized and are primarily labor costs related to coding and testing. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. Costs associated with major upgrade releases begin amortization in the month after release. The amortization period is three years. See Note 5 for further disclosure regarding capitalization of software for resale.

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

Income Taxes – The Company recorded no income tax expense for the three and six months ended June 30, 2025. The effective tax rate for the periods presented was 0%, which differs from the U.S. federal statutory rate primarily due to the Company’s loss before income taxes and the corresponding full valuation allowance maintained against its net deferred tax assets.

The Company has incurred significant operating losses since inception and continues to maintain a full valuation allowance against its deferred tax assets because management has concluded that it is more likely than not that these assets will not be realized based on the weight of available evidence.

As of June 30, 2025, the Company had approximately $9.0 million of federal and state net operating loss carryforwards. The federal NOLs generated after 2017 may be carried forward indefinitely. Utilization of NOLs may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code if the Company experiences an ownership change as defined in those sections.

No material uncertain tax positions have been recorded as of June 30, 2025, and the Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Use of Estimates- The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption was permitted. The Company adopted this standard with our fiscal 2024 annual filing. The Company has a single segment.  See Note 14.

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

Significant Customer Concentration - During the three and six months ended June 30, 2025, one customer accounted for approximately 56% and 61% of total revenue, respectively (66% and 67% for the three and six months ended June 30, 2024).  As of June 30, 2025, this same customer represented approximately 32% of the Company’s accounts receivable balance (47% at December 31, 2024).

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

Industry and Geographic Risk- The Company operates in the cybersecurity industry, which is characterized by rapid technological change, evolving threat landscapes, and increasing regulatory requirements. These factors may impact customer purchasing patterns and the Company’s ability to maintain or grow revenue. No geographic region outside the United States accounted for more than 10% of revenue during the three and six months ended June 30, 2025.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at the prime rate plus 3.6% (effective rate of 11.10% at June 30, 2025) on the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority perfected security interest in accounts receivable and a blanket lien on all other assets, which blanket lien may be junior to other creditors' security interests.

The financing line provides the Company with the ability to finance up to $2,000,000 of selected accounts receivable invoices, which includes a sublimit of $1,500,000 for accounts receivable from one of the Company’s customers. During the six months ended June 30, 2025, the Company sold approximately $1,650,000 ($2,148,000 – June 30, 2024) of its accounts receivable to the Purchaser. As of June 30, 2025, approximately $120,000 ($152,000 - December 31, 2024) of these receivables remained outstanding. Additionally, as of June 30, 2025, the Company had $40,000 available under the financing line with the Purchaser ($151,000 at December 31, 2024). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $12,000 at June 30, 2025 ($15,000 at December 31, 2024), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $8,335 for the three months ended June 30, 2025 ($18,048 – June 30, 2024). The cost associated with the financing line totaled $17,017 for the six months ended June 30, 2025 ($36,881 – June 30, 2024). These financing line fees are classified on the statements of operations as interest expense.

Note 6.Capitalization of Software for Resale

As of June 30, 2025, there was $1,425,452 of costs capitalized ($1,299,219 as of December 31, 2024) and $999,780 of accumulated amortization ($898,855 as of December 31, 2024). During the three and six months ended June 30, 2025, there was $53,867 and $100,924, respectively, of amortization expense recorded ($52,506 and $106,298, respectively, for the three and six months ended June 30, 2024). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and six months ended June 30, 2025, there was approximately $19,500 and $40,600, respectively, of labor amounts expensed related to these development costs ($20,600 and $35,400, respectively in 2024).

Note 7. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended June 30, 2025 and 2024, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $52,000 and $144,000, respectively.

Revenue recognized during the six months ended June 30, 2025 and 2024, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $244,000 and $251,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2025, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $236,100. The Company expects to recognize all over the next 12 months.

Note 8. Debt Obligations

Revised Financing Arrangement- On March 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate equal to 30% of the Company’s receivables automatically withheld by Stripe with no financing percentage. The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024, as the remaining balance was rolled into this new loan. At June 30, 2025, the balance of this revised financing arrangement was $187,859.

Obligations in Default– As of June 30, 2025, the Company is in default under the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022 and February 3, 2023. Pursuant to the terms of the arrangements, the Company has accrued approximately $55,000 and $111,000 in default and penalty interest expense during the three months and six months ended June 30, 2025, respectively ($55,000 and $110,000, respectively, during the three months and six months ended June 30, 2024).

The Company is in default with four third parties’ notes from 2003 and 2004. The Company has accrued approximately $17,800 of interest expense for these notes during the six months ended June 30, 2024 and 2025.

The Company is in default with a note with a related party from 2024. The Company has accrued approximately $76,000 of interest expense for these notes during the six months ended June 30, 2025.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic net profit (loss) per share:
Net profit (loss)	$(364,071)	$(381,251)	$(648,371)	$(840,780)

Basic and diluted net loss per share	$(0.70)	$(0.73)	$(1.24)	$(1.61)

Weighted average common shares outstanding
Basic and diluted shares	521,175	521,175	521,175	521,175

Anti-dilutive shares excluded from per share calculations	409,798	454,887	409,798	454,887

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

The Company has approved stock options plans and agreements covering up to an aggregate of 163,907 shares of common stock. Such options may be designated at the time of grant as either incentive stock options or nonqualified stock options. Stock based compensation consists of charges for stock option awards to employees, directors and consultants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the six months ended June 30, 2025 or 2024.

No options vested during the six months ended June 30, 2025.

A summary of all stock option activity for the six months ended June 30, 2025 and June 30, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2024	110,209	$2.67
Expired	(7,468)	4.42

Outstanding at June 30, 2025	102,741	$2.54	2.3 years	$0.00

At June 30, 2025- vested or expected to vest	102,741	$2.54	2.3 years	$0.00

Exercisable	102,741	$2.54	2.3 years	$0.00

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(10,735)	8.25

Outstanding at June 30, 2024	146,896	$2.86	2.3 years	$0.00

At June 30, 2024- vested or expected to vest	146,896	$2.86	2.3 years	$0.00

Exercisable	146,896	$2.86	2.3 years	$0.00

There were no warrant issuances, exercises, expirations, or other changes during the three and six months ended June 30, 2025. The warrants outstanding as of June 30, 2025 are unchanged from those disclosed in the Company’s Annual Report on Form 10 K for the year ended December 31, 2024.

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company partially terminated the lease agreement. The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due is $5,052 per month from February 1, 2024 to June 30, 2024, The subsequent annual lease amount was $61,778, for the period from July 1, 2024 to June 30, 2025, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in the three months ended March 31, 2024. As a result of this adjustment, a non-operating gain of $15,350 was recorded.

Supplemental balance sheet information related to the lease on June 30, 2025 and December 31, 2024 is as follows:

		June 30,	December 31,
Description	Classification	2025	2024
Right of Use Asset – Lease, net	Other assets (non-current)	$216,910	$240,128

Operating Lease liability – Short-term	Accrued liabilities	47,397	44,977
Operating Lease liability – Long-term	Other long-term liabilities	169,422	193,642
Total operating lease liability		$216,819	$238,618

Discount rate – operating lease		8.00%	8.00%

Note 12. Related Parties

As of June 30 2025, the Company had the following other assets - related‑parties:

	Other current assets
Related Party	6/30/2025	12/31/2024
CEO	105,699	86,602
President	1,139	(18,860)
Total	106,838	67,742

As of June 30, 2025, the Company had the following related‑party debt outstanding:

		Principal Outstanding
Related Party	Instrument	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Chief Executive Officer	Convertible Note	$ 146,300	$ 146,300	6.0%	1/1/2024
President	Convertible Note	25,000	25,000	6.0%	6/30/2023
President	Line of Credit	90,000	90,000	7.0%	7/31/2023
President	Demand Note	25,000	25,000	6.0%	Demand
President	Demand Note	12,000	12,000	6.0%	Demand
Chief Executive Officer	Demand Note	12,000	12,000	6.0%	Demand
Board Member	Note Payable	328,000	328,000	6.0%	1/1/2024
Board Member	Note Payable	40,000	40,000	6.0%	1/1/2023
Relative of Executive	Note Payable	1,868,160	1,897,510	8.0%	8/5/2028
Relative of Executive	Line of Credit	499,000	499,000	7.5%	8/31/2028
Relative of Executive	Line of Credit	70,000	70,000	6.0%	1/1/23
Vice President	Demand Note	50,000	50,000	6.0%	Demand

Included in accrued interest payable at June 30, 2025 are amounts due to related parties of approximately $592,000, ($487,000 at December 31, 2024).

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

As of June 30, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its financial position, results of operations, or cash flows. No accrual for loss contingencies has been recorded.

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

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the 3 and 6 months ended June 30, 2025 and 2024:

	For the 3 months ended June 30,		For the 6 months ended June 30,
	2025	2024	2025	2024

Sales	1,317,400	1,627,969	3,001,267	3,206,464
Less (a):
Employee expenses (b)	1,075,782	1,298,705	2,396,453	2,656,665
Software and equipment	185,803	189,244	366,927	400,231
Sales and marketing expenses (c)	95,728	104,910	222,051	208,232
Other professional services (d)	84,149	87,176	169,311	153,271
Other operating expenses	82,835	76,728	179,177	169,969
Loss from operations	(206,897)	(128,794)	(332,652)	(381,904)

Reconcilation to net income
Other income (e)	-	-	-	15,350
Interest income (expense), net	(157,174)	(252,457)	(315,719)	(474,226)
Reconcilation to net income	(364,071)	(381,251)	(648,371)	(840,780)

(a)	The significant expense categories align with the information provided to the CODM.
(b)	Employee expenses include salaries, benefits and commissions
(c)	Sales and marketing expenses include sales, marketing and partner commission expenses.
(d)	Other professional services include legal and accounting expenses.
(e)	Other income from 2024 represents other income due to a partial termination of the lease adjustment of $15,350

Note 15. Asset Purchase Agreement

On March 12, 2025, Infinite Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (this “Agreement”) with Opti9 Technologies LLC, a Delaware limited liability company (“Buyer”) for the sale of assets related to the division of business known as the Ace Server Management division. Under this division the Company provides IT managed infrastructure services, to a US government agency as a subcontractor to Peraton Enterprise Solutions LLC (f/k/a Perspecta Enterprise Solutions LLC (“Peraton”))

The purchase price was $7,500,000 plus the assumption by Buyer of liabilities under the contract with Peraton from and after the closing date, and subject to customary purchase price adjustments to be determined prior to closing. The purchase price was to be funded by immediately available funds at the closing. The Agreement contemplated payment to a number of third-party creditors, with such proceeds to be applied at the closing.

The closing was expected to take place in June 2025. The closing of the transaction was subject to customary conditions, including, among other things, (i) approval by the Company’s stockholders; (ii) consent of Peraton; (iii) consent of certain of the Company’s debtholders; (iv) that no temporary or permanent judgment issued by any governmental entity of competent jurisdiction or law or other legal restraint or prohibition preventing or prohibiting the consummation of the transaction shall be in effect; (v) that no event or circumstance with a material adverse effect on the Ace server management business division shall have occurred; and, (vi) other customary conditions for a transaction of this nature.

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

Concurrently with the execution of the Agreement, certain stockholders were to enter into voting agreements (the “Voting Agreements”) with Buyer. Pursuant to the terms of the Voting Agreements, these stockholders were to agree to vote their shares in favor of the transaction at the Company’s upcoming stockholders meeting, to not solicit any other acquisition proposals and to vote their shares against any competing acquisition proposals. The shares subject to the Voting Agreements comprised approximately 28% of all outstanding shares. The Voting Agreements would terminate in certain circumstances, including upon termination of the Agreement.

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

Note 16. Subsequent Events

On August 15, 2025, the Company received funding from Business Loan and Security Agreement with WebBank. The funding provided was $150,000 with a fixed fee of $3,000. A payment plan of $2,558 per week for 78 weeks effective August 21, 2025. The effective annual percentage rate of the agreement is 42.6%.

On September 23, 2025, the Company received funding from a business installment loan with OnDeck Capital, LLC. The funding provided was $200,000 with a fixed fee of $5,000. A payment plan of $3,844 per week for 78 weeks effective September 30, 2025. The effective annual percentage rate of the agreement is 61.6%.

On October 27, 2025, the Company borrowed $50,000 from the Company’s President’s brother, Harry Hoyen (the “Lender”), pursuant to the amended and restated loan and security agreement, dated as of August 16, 2024, by and between the Company and the Lender.

On October 31, 2025, the Company borrowed $90,000 from the Company’s President’s brother, Harry Hoyen via a demand note.

On November 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $244,034 plus a fixed fee of $25,623. The repayment amount of $269,657 will be repaid at a repayment rate of 30% of the Company’s receivables automatically withheld by Stripe. There is no separate financing charge percentage disclosed beyond the fixed fee. The repayment start date was November 17, 2025, with a minimum payment amount of $29,962 over every 60-day period. The final repayment date is May 11, 2027, if total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $64,833 from the previous Stripe loan dated March 11, 2025, as the remaining balance was rolled into this new loan.

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

In April 2024, the Company formed Nodeware Inc. in the state of Delaware. It is a wholly owned subsidiary to support Nodeware’s go to market strategy.

In May 2024, the Company formed Nodeware Inc. in the state of Nevada. It is a wholly owned subsidiary to support the Company’s Nodeware solution.Nodeware, Inc. was established to take over the operations of CyberLabs.

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

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, and launched it commercially in November 2016. In May 2017, we filed a utility patent application for Nodeware: U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF U.S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016. The patent will remain in effect for twenty years from the filing date of May 19, 2017, subject to payment of maintenance fees.. Therefore, the expiration date of the subject patent is May 19, 2037.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables compare our statements of operations data for the three and six months ended June 30, 2025 and 2024. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended June 30,
					2025 vs 2024
		As a % of		As a % of	Amount of	% Increase
	2025	Sales	2024	Sales	Change	(Decrease)

Sales	$1,317,400	100.0%	$1,627,969	100.0%	$(310,569)	(19.1)%
Cost of sales	706,918	53.7	926,524	56.9	(219,606)	(23.7)
Gross profit	610,482	46.3	701,445	43.1	(90,963)	(13.0)
General and administrative	423,263	32.1	444,146	27.3	(20,883)	(4.7)
Selling	394,116	29.9	386,093	23.7	8,023	2.1
Total cost and expenses	817,379	62.0	830,239	51.0	(12,860)	(1.5)

Operating loss	(206,897)	(15.7)	(128,794)	(7.9)	(78,103)	60.6
Interest expense (net)	(157,174)	(11.9)	(252,457)	(15.5)	95,283	(37.7)
Net loss	$(364,071)	(27.6)%	$(381,251)	(23.4)%	$17,180	(4.5)%

Net loss per share - basic and diluted	$(0.70)		$(0.73)		$0.03

	Six Months Ended June 30,
					2025 vs 2024
		As a % of		As a % of	Amount of	% Increase
	2025	Sales	2024	Sales	Change	(Decrease)

Sales	$3,001,267	100.0%	$3,206,464	100.0%	$(205,197)	(6.4)%
Cost of sales	1,641,572	54.7	1,897,934	59.2	(256,362)	(13.5)
Gross profit	1,359,695	45.3	1,308,530	40.8	51,165	3.9
General and administrative	864,293	28.8	896,026	27.9	(31,733)	(3.5)
Selling	828,054	27.6	794,408	24.8	33,646	4.2
Total cost and expenses	1,692,347	56.4	1,690,434	52.7	1,913	0.1

Operating loss	(332,652)	(11.1)	(381,904)	(11.9)	49,252	(12.9)
Interest expense (net)	(315,719)	(10.5)	(474,226)	(14.8)	158,507	(33.4)
Other Income	-	-	15,350	0.5	(15,350)	(100.0)
Net loss	$(648,371)	(21.6)%	$(840,780)	(26.2)%	$192,409	(22.9)%

Net loss per share - basic and diluted	$(1.24)		$(1.61)		$0.37

Sales

Our managed support service sales decreased by 32% from $1,080,544 during the three months ended June 30, 2024 to $734,685 during the corresponding period of 2025. For the six month period ended June 30, managed support service sales decreased 15% from $2,154,640 in 2024, to $1,830,227 for the same period in 2025. Managed support service sales comprised approximately 56% of our sales in three months ended June 30, 2025, and approximately 66% for the same period in 2024. For the six months ended June 30, managed support service sales comprised approximately 61% of sales in 2025, and 67% for the same period in 2024. The decrease in our managed support service sales during the three and six months ended June 30, 2025 was due to the termination of the Asset Purchase Agreement by Perspecta and replacement with a new, smaller agreement.

Our cybersecurity projects revenue decreased by 3%, from $223,345 for the three months ended June 30, 2024, to $216,475 for the same period ended June 30, 2025. For the six months ended June 30, 2025, cybersecurity projects increased 9% to $444,283 from $408,942 in the same prior year period. These changes were due to the timing of the completion of the engagements.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 13% from the three months ended June 30, 2024 to the same period in 2025. Sales for the period in 2024 were $324,080 and increased by $42,160 to $366,240 for the same period in 2025. For the six months ended June 30, 2024 and 2025, sale were $642,883 and $726,757, respectively, for an increase of 13%. The increase was primarily attributable to improving sales of Nodeware, and slightly offset by decreasing sales of Webroot. We expect this trend to continue throughout 2025 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees. Cost of sales decreased by 24% to $706,918 during the three months ended June 30, 2025 from $926,524 during the corresponding period of 2024. For the six month periods ended June 30, 2023, and 2024, cost of sales decreased from $1,897,934 in 2024 to $1,641,577 in 2025; a decrease of 14%. The decrease in cost of sales during the three and six months ended June 30, 2025 from 2024 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services and lower Webroot costs offset by the increase in Nodeware related software charges. The reduction of payroll and benefits was due to the termination of the Asset Purchase Agreement by Perspecta and replacement with a new, smaller agreement. There was no material impact on performance, as we were able to absorb the staff reduction with efficiency improvements to our processes and tools.

Our gross profit decreased by $90,963 for the three months ended June 30, 2024 to 2025, from $701,445 to $610,482. For the six months ended June 30, 2025, gross profit of $1,359,695 represents a 4% increase over gross profits for the same period in 2024 of $1,308,530. The increase was due to the combination of increased sales in the first quarter of 2025 and the personnel reductions in the second quarter previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $423,263 for the three months ended June 30, 2025 decreased approximately 5% from $444,146 for the same quarter of 2024. For the six months ended June 30, 2025, general and administrative expenses were $864,293, down from $896,026 for the same period in 2024. The decrease was primarily due to the reduction in salaries and benefits in addition to lower consulting, legal and accounting fees.

Selling Expenses

Selling expenses of $394,116 for the three months ended June 30, 2025 increased approximately 2% from $386,093 for the same quarter of 2024. For the six months ended June 30, 2025, selling expenses were $828,054; an increase of 4% from $794,408 for the same period in 2024. For the six-month period, approximately $43,000 of the increase was due to an increase in marketing and commission spending, offset with reductions in staffing and related benefits of approximately $10,000.

Operating Loss

For the three months ended June 30, 2025 and June 30, 2024, operating loss was $206,897 and $128,794, respectively, for an increase in the loss by $78,103. For the six months ended June 30, 2025 and June 30, 2024, the operating loss was $332,652 and $381,904, respectively. The improvement in our operating loss from the previous year is principally attributable to the growth of gross profit as referenced above due to the larger reduction in cost of sales, compared to sales, and selling expenses as referenced above.

Interest Expense

Net interest expense of $157,174 for the three months ended June 30, 2025 decreased 38% from expense of $252,457 for the same quarter of 2024. For the six months ended June 30, 2025, net interest expense of $315,719 represents a decrease of $474,226 over the same period in 2024. The decrease in interest expense is primarily attributable to the MCA loans entered into during late 2023 and the first quarter of 2024 that were paid off in late 2024.

Other Income

For the six months ended June 30, 2024, other income of $15,350 was for the accounting adjustment for the partial lease termination for the corporate office. There was no other income in 2025 for the six months ended June 30, 2025.

Net Loss

For the three months ended June 30, 2025, net loss was $364,071. For the same period in 2024, we showed a net loss of $381,251. For the six months ended June 30, 2025 and June 30, 2024, the net loss was $648,371 and $840,780, respectively. The primary reasons for this decline in both periods was the change in interest expense.

Liquidity and Capital Resources

At June 30, 2025, we had cash of $3,829 available for working capital needs and planned capital asset expenditures. At June 30, 2025, we had a working capital deficit of approximately $9.5 million and a current ratio of 0.05.

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

We entered into one loan agreement and a revised financing arrangement during the six month period ended June 30, 2025.

On March 10, 2025, we received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of our receivables automatically withheld by Stripe. There is no financing percentage. The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024, as the remaining balance was rolled into this new loan. The amount outstanding at June 30, 2025 is $187,859. This amount is included in the current notes payable to third parties

At June 30, 2025, we had current notes payable of $139,000 to related parties. $40,000 of this debt was due on January 1, 2023, and is currently in default. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At June 30, 2024, we have current notes payable of approximately $1,848,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 which has not been paid and is in default.. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software. The Company has accrued interest on this note of approximately $255,000 as of March 31, 2025.

Also included in the current notes payable to third parties at June 30, 2024, are five bridge loans with Mast Hill Fund, L.P., for an aggregate principal amount of $1,510,877. The bridge loans were entered into on November 3, 2021, February 15, 2022, May 27, 2022, November 23, 2022, and February 2, 2023, with maturity dates of November 3, 2022, February 15, 2023, May 27, 2023, November 23, 2023, and February 2, 2024, respectively.. All five loans bear interest at 8% and are subject to a 12% default interest rate as well as a 15% penalty in the event of a .default. We used the proceeds from the bridge loans to substantially enhance our marketing of CyberLabs’ Nodeware solution, in order to significantly increase its growth.

During the first six months of 2025, a total of approximately $24,000 was recorded as deferred note costs. At June 30, 2025, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $14,200. See Notes 5 and 6 of the 2024 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023. At June 30, 2024, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of June 30, 2025 is $49,000.

We have $915,473 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $314,000) which is in default, $284,000 due January 1, 2024 which is in default, $116,473 due on August 24, 2024 which is in default, and $250,000 due on September 30, 2025.

At June 30, 2025, we have $1,194,830 of current maturities of long-term obligations to related parties. $270,000 was due on January 1, 2023, $25,000 was due June 30, 2023,$90,000 is due on July 31, 2023,$274,300 is due January 1, 2024, and $535,530 due before June 30, 2026.

We plan to renegotiate the terms of the various notes payable, seek funds to repay the notes or use a combination of both alternatives. We cannot provide assurance that we will be able to repay current notes payable or obtain extensions of maturity dates for long-term notes payable when they mature or that we will be able to repay or otherwise refinance the notes at their scheduled maturities.

We have a note payable agreement for up to $500,000 with a related party. The note has an interest rate of 7.5% and is due on August 31, 2026. The balance is $499,000 at June 30, 2025.

The following table sets forth our cash flow information for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(93,000)	$94,095
Net cash used in investing activities	(126,233)	(100,651)
Net cash provided by (used in) financing activities	54,125	(936)
Net decrease in cash	$(165,108)	$(7,492)

Cash Flows Provided by (Used in) Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $648,371 for the six months ended June 30, 2025 was offset by non-cash expenses and credits of $112,311. In addition, our net loss was offset by a decrease in accounts receivable and other assets of $124,030, an increase in accrued payroll, deferred revenue and other expenses payable of $2,988 and an increase in accounts payable of $316.042 resulting in cash used in operating activities of $93,000.

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

Cash Flows Used in Investing Activities

During the six months ended June 30, 2025, we incurred capital expenditures of $126,233 for software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2025, we received $241,500 from a new Stripe loan from Celtic Bank. We also paid principal of $187,375 on total short-term debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At June 30, 2025, we had financing availability, based on eligible accounts receivable, of approximately $5,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of June 30, 2025.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a comprehensive listing of the Company’s other risk factors. There are no material changes for the three and six months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2025, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $141,000 at June 30, 2025.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $314,000 at June 30, 2025.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $214,000 at June 30, 2025.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $300,000 at June 30, 2025.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $59,000 at June 30, 2025.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2023. The accrued interest on the note is approximately $140,000 at June 30, 2025.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $155,000 at June 30, 2025.

The Company is in default on a note payable to a related party of $1,868,160 due on August 5, 2028. The accrued interest on the note is approximately $71,000 at June 30, 2025.

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

Infinite Group, Inc. (Registrant)

Date: February 23, 2026	/s/ James Villa
James Villa
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2026	/s/ Richard Glickman
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

