Form 10-Q
period 2025-09-30
INFINITE GROUP INC
filed 2026-02-23
CIK 884650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

For the Period Ended September 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITE GROUP, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Current assets:
Cash	$38,776	$168,937
Accounts receivable, net	174,529	392,746
Prepaid expenses and other current assets	167,546	194,308
Other current assets - related parties	145,069	67,742
Total current assets	525,920	823,733
Right of Use Asset Operating Lease, net	204,969	240,128
Property and equipment, net	-	503
Software, net	407,720	400,364
Deposits	10,144	10,144
Total assets	$1,148,753	$1,474,872

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,296,889	$1,820,726
Accrued payroll	970,251	860,130
Accrued interest payable	2,128,980	1,780,225
Accrued retirement	307,771	310,352
Deferred revenue	159,236	346,655
Accrued expenses other and other current liabilities	394,219	446,352
Operating lease liability - Short-term	48,651	44,977
Current maturities of long-term obligations	840,386	641,473
Current maturities of long-term obligations (convertible)	284,000	284,000
Current maturities of long-term obligations - related parties	1,522,117	1,015,914
Current maturities of long-term obligations - related parties (convertible)	171,300	171,300
Notes payable	1,627,213	1,595,018
Notes payable (Convertible)	150,000	150,000
Notes payable - related parties	139,000	139,000
Total current liabilities	11,040,013	9,606,122

Long-term obligations:

Notes payable, net of current	130,806	-
Notes payable - related parties, net of current	1,332,631	1,868,596
Operating lease liability - long-term	156,695	193,642
Total liabilities	12,660,145	11,668,360

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.001 par value, 60,000,000 shares authorized; 521,175 shares issued and outstanding on September 30, 2025 and December 31, 2024.	521	521
Additional paid-in capital	32,337,451	32,337,451
Accumulated deficit	(43,849,364)	(42,531,460)
Total stockholders' deficiency	(11,511,392)	(10,193,488)
Total liabilities and stockholders' deficiency	$1,148,753	$1,474,872

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$834,671	$1,635,958	$3,835,938	$4,842,422
Cost of revenue	534,170	944,914	2,175,742	2,842,848
Gross profit	300,501	691,044	1,660,196	1,999,574

Costs and expenses:
General and administrative	372,171	453,407	1,236,464	1,349,433
Selling	428,625	499,869	1,256,679	1,294,277
Total costs and expenses	800,796	953,276	2,493,143	2,643,710

Operating loss	(500,295)	(262,232)	(832,947)	(644,136)

Other income (expense)
Interest Income	-	-	-	-

Interest expense:
Related parties	(65,931)	(37,046)	(186,695)	(88,488)
Other	(103,307)	(159,756)	(298,262)	(582,540)
Total interest expense	(169,238)	(196,802)	(484,957)	(671,028)

Debt forgiveness	-	71,736	-	71,736
Gain on partial termination of lease	-	-	-	15,350
Total other income (expense)	(169,238)	(125,066)	(484,957)	(583,942)

Net loss	$(669,533)	$(387,298)	$(1,317,904)	$(1,228,078)

Net loss per share basic and diluted	$(1.28)	$(0.74)	$(2.53)	$(2.36)

Weighted average shares outstanding - basic and diluted	521,175	521,175	521,175	521,175

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

Nine Months Ended September 30, 2025 and 2024

Nine Months Ended September 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	521,175	$521	$32,337,451	$(42,531,460)	$(10,193,488)

Net loss	-	-	-	(284,300)	(284,300)

Balance - March 31, 2025	521,175	$521	$32,337,451	$(42,815,760)	$(10,477,788)

Net loss	-	-	-	(364,071)	(364,071)

Balance - June 30, 2025	521,175	$521	$32,337,451	$(43,179,831)	$(10,841,859)

Net loss	-	-	-	(669,533)	(669,533)

Balance - September 30, 2025	521,175	$521	$32,337,451	$(43,849,364)	$(11,511,392)

Nine Months Ended September 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2023	521,175	$521	$32,331,160	$(40,883,542)	$(8,551,861)

Stock based compensation	-	-	6,291	-	6,291
Net loss	-	-	-	(459,529)	(459,529)

Balance - March 31, 2024	521,175	$521	$32,337,451	$(41,343,071)	$(9,005,099)

Net loss	-	-	-	(381,251)	(381,251)

Balance - June 30, 2024	521,175	$521	$32,337,451	$(41,724,322)	$(9,386,350)

Net loss	-	-	-	(387,298)	(387,298)

Balance - September 30, 2024	521,175	$521	$32,337,451	$(42,111,620)	$(9,773,648)

See notes to unaudited financial statements.

INFINITE GROUP, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,317,904)	$(1,228,078)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	167,213	168,948
Amortization of debt discount	16,562	39,286
Stock based compensation	-	6,291
Bad debt expense (recovery)	-	8,806
Forgiveness of debt	-	(71,736)
Gain on partial termination of lease	-	(15,350)
(Increase) decrease in assets:
Accounts receivable	218,217	(91,562)
Prepaid expenses and other assets	(50,565)	(224,075)
Increase (decrease) in liabilities:
Accounts payable	476,163	458,833
Deferred revenue	(187,419)	(75,716)
Accrued expenses	406,744	312,631
Accrued retirement	(2,581)	9,037
Net cash provided (used) by operating activities	(273,570)	(702,685)

Cash flows from investing activities:
Purchase of property and equipment	-	(564)
Capitalization of software development costs	(172,181)	(149,144)

Net cash provided (used) by investing activities	(172,181)	(149,708)

Cash flows from financing activities:
Proceeds from issuance of notes payable	591,500	486,000
Proceeds from issuance of notes payable - related parties	-	1,200,000
Repayments of note payable-related parties	(29,762)	(102,250)
Repayments of note payable	(246,148)	(734,349)

Net cash provided (used) by financing activities	315,590	849,401

Net decrease in cash	(130,161)	(2,992)

Cash - beginning of period	168,937	25,473

Cash - end of period	$38,776	$22,481

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$114,642	$366,111

See notes to unaudited financial statements.

INFINITE GROUP, INC.

Notes to Financial Statements - (Unaudited)

Note 1. Basis of Presentation

The December 31, 2024 balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC). Results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.

Note 2. Going Concern

The Company reported net losses of $1,317,904 and $1,228,078 for the nine months ended September 30, 2025 and 2024, respectively, and stockholders’ deficiencies of $11,511,392 and $10,193,488 at September 30, 2025 and December 31, 2024, respectively. The stockholders' deficiency increased by $1,317,904 during the nine months ended September 30, 2025, primarily due to the net loss for the period. The Company has a working capital deficit of approximately $10.5 million at September 30, 2025. Additionally, the Company has recurring losses from operations and has limited cash resources to fund its operations.

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

The Company believes the capital resources generated by the operations, together with cash available under its factoring line of credit and from additional related party and third-party loans, if available, may provide sources to fund its ongoing operations and to support the internal growth of the Company although there can be no assurance that such resources will be sufficient or that additional financing will be available on acceptable terms or at all. The Company may need to extend existing debt agreements in order to provide resources for other purposes. If the Company experiences significant growth in its sales, the Company believes that this may require it to increase its financing line, finance additional accounts receivable, or obtain additional working capital from other sources to support its sales growth.

The Company plans to continue to evaluate alternatives which may include continuing to renegotiate the terms of other notes, seeking conversion of the notes to shares of common stock and seeking additional funds to repay the notes, although there can be no assurance that noteholders will agree to such conversions or that additional funds will be available. The Company continues to evaluate repayment of our remaining notes payable based on its cash flow.

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

Cash and Cash Equivalents - The Company’s cash balance consists solely of deposits held at major financial institutions. The Company does not hold any cash equivalents as of September 30, 2025 or December 31, 2024.

As of September 30, 2025, cash was held in the following amounts:

Category	September 30, 2025	December 31, 2024

Cash in bank accounts	$38,776	$168,937
Total cash and cash equivalents	$38,776	$168,937

The Company maintains its cash balances with a high‑quality financial institution.

The Company does not have any restricted cash as of September 30, 2025.

Prepaid and Other Current Assets - Prepaid and other current assets were $167,546 as of September 30, 2025, compared to $194,308 as of December 31, 2024. The balance primarily consists of prepaid software and hosting arrangements, prepaid insurance and commissions, and other advance payments for trade shows and other marketing services that will be recognized as expense over their respective service periods. The decrease from year‑end was mainly driven by the timing of annual software and hosting arrangements and consulting agreements and was offset by higher vendor deposits associated with primarily marketing trade shows.

Management evaluated the composition of prepaid and other current assets and determined that the individual components are appropriately classified as current based on their expected realization within twelve months. No indicators of impairment or non-recoverability were identified as of September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Managed support services	$302,323	$1,113,968	$2,132,550	$3,268,608
Cybersecurity projects	165,525	189,391	609,809	598,332
Software	366,823	332,599	1,093,579	975,482
Total Revenue	$834,671	$1,635,958	$3,835,938	$4,842,422

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

Income Taxes – The Company recorded no income tax expense for the three and six months ended September 30, 2025. The effective tax rate for the periods presented was 0%, which differs from the U.S. federal statutory rate primarily due to the Company’s loss before income taxes and the corresponding full valuation allowance maintained against its net deferred tax assets.

The Company has incurred significant operating losses since inception and continues to maintain a full valuation allowance against its deferred tax assets because management has concluded that it is more likely than not that these assets will not be realized based on the weight of available evidence.

As of September 30, 2025, the Company had approximately $9.0 million of federal and state net operating loss carryforwards. The federal NOLs generated after 2017 may be carried forward indefinitely. Utilization of NOLs may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code if the Company experiences an ownership change as defined in those sections.

No material uncertain tax positions have been recorded as of September 30, 2025, and the Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

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

Significant Customer Concentration - During the three and nine months ended September 30, 2025, one customer accounted for approximately 36% and 56% of total revenue, respectively (68% and 67%, respectively, for the three and nine months ended September 30, 2024). As of September 30, 2025, this same customer represented approximately 25% of the Company’s accounts receivable balance (47% at December 31, 2024).

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

Industry and Geographic Risk - The Company operates in the cybersecurity industry, which is characterized by rapid technological change, evolving threat landscapes, and increasing regulatory requirements. These factors may impact customer purchasing patterns and the Company’s ability to maintain or grow revenue. No geographic region outside the United States accounted for more than 10% of revenue during the three and Nine months ended September 30, 2025.

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

The retained amount is 10% of the total accounts receivable invoice sold to the Purchaser. The fee is charged at the prime rate plus 3.6% (effective rate of 10.85% as of September 30, 2025) on the average daily outstanding balance of funds advanced. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer and is included in the allowance for doubtful accounts, if any. As collateral, the Company granted the Purchaser a first priority perfected security interest in accounts receivable and a blanket lien on all other assets, which blanket lien may be junior to other creditors' security interests.

The financing line provides the Company with the ability to finance up to $2,000,000 of selected accounts receivable, which includes a sublimit of $1,500,000 for accounts receivable from one of the Company’s customers. During the nine months ended September 30, 2025, the Company sold approximately $1,974,000 ($3,137,000 – September 30, 2024) of its accounts receivable to the Purchaser. As of September 30, 2025, approximately $173,000 ($332,000 - December 31, 2024) of these receivables remained outstanding. Additionally, as of September 30, 2025, the Company had $23,000 available under the financing line with the Purchaser ($151,000 at December 31, 2024). After deducting estimated fees, allowance for expected credit losses and advances from the Purchaser, the net receivable from the Purchaser amounted to approximately $17,000 at September 30, 2025 ($33,000 at December 31, 2024), and is included in accounts receivable in the accompanying balance sheets.

There were no gains or losses on the sale of the accounts receivable because all were collected. The cost associated with the financing line totaled $6,723 for the three months ended September 30, 2025 ($18,648 – September 30, 2024). The cost associated with the financing line totaled $23,740 for the nine months ended September 30, 2025 ($55,530 – September 30, 2024). These financing line fees are classified on the statements of operations as interest expense.

Note 6. Capitalization of Software for Resale

As of September 30, 2025, there was $1,471,401 of costs capitalized ($1,299,219 as of December 31, 2024) and $1,063,681 of accumulated amortization ($898,855 as of December 31, 2024). During the three and nine months ended September 30, 2025, there was $63,901 and $164,825, respectively, of amortization expense recorded ($57,272 and $163,570, respectively, for the three and nine months ended September 30, 2024). Costs incurred prior to reaching technological feasibility are expensed as incurred. During the three and nine months ended September 30, 2024, there was approximately $22,762 and $63,691, respectively, of labor amounts expensed related to these development costs ($19,400 and $54,800, respectively, for the three and nine months ended September 30, 2024).

Note 7. Deferred Revenue and Performance Obligations

Deferred Revenue

Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.

Revenue recognized during the three months ended September 30, 2025 and 2024, that was included in the deferred revenue balances at the beginning of the respective periods, was approximately $102,000 and $90,000, respectively.

Revenue recognized during the nine months ended September 30, 2025 and 2024, that was included in the deferred revenue balances at the beginning of the respective periods was approximately $305,000 and $295,000, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2025, total remaining non-cancelable performance obligations under the Company’s contracts with customers was approximately $209,000. The Company expects to recognize all of this revenue over the next 12 months.

Note 8. Debt Obligations

Revised Financing Arrangement - On March 12, 2025, the Company received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $241,500 plus a fixed fee of $23,667, for a total repayment obligation of $265,167. The loan will be repaid at a rate equal to 30% of the Company’s receivables, which amounts are automatically withheld by Stripe with is no financing percentage. Repayments commenced on March 17, 2025, with a minimum payment amount of $29,463 required over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date. This loan agreement refinanced and eliminated the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024. At September 30, 2025, the balance of this revised financing arrangement was $109,492.

Business Loan and Security Agreement - On August 15, 2025, the Company received funding from Business Loan and Security Agreement with WebBank. The funding provided was $150,000 with a fixed fee of $3,000, for a total repayment obligation of $199,524 ($2,558 per week for 78 weeks). Weekly payments of $2,558 commenced on August 21, 2025. The effective interest rate of the agreement is 42.6%.

Business Installment Loan - On September 23, 2025, the Company received funding from a business installment loan with OnDeck Capital, LLC. The funding provided was $200,000 with a fixed fee of $5,000, for a total repayment obligation of $299,832 ($3,844 per week for 78 weeks). Weekly payments of $3,844 commenced on September 30, 2025. The effective interest rate of the agreement is 61.6%.

Obligations in Default – As of September 30, 2025, the Company is in default under the Mast Hill financing arrangements dated November 3, 2021, February 11, 2022, May 31, 2022, and November 23, 2022 and February 3, 2023. Pursuant to the terms of the arrangements, the Company has accrued approximately $55,000 and $166,000 in default and penalty interest expense during the three months and nine months ended September 30, 2025, respectively ($55,000 and $165,000, respectively, during the three months and six months ended September 30, 2024). The Company is currently in discussions with Mast Hill regarding these defaults and potential remediation plans.

The Company is in default with four third parties’ notes from 2003 and 2004. The Company has accrued approximately $26,600 of interest expense for these notes during the nine months ended September 30, 2024 and 2025.

The Company is in default with a note with a related party from 2024. The Company has accrued approximately $114,900 of interest expense for these notes during the nine months ended September 30, 2025.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(669,533)	$(387,298)	$(1,317,904)	$(1,228,078)

Basic and diluted net loss per share	$(1.28)	$(0.74)	$(2.53)	$(2.36)

Weighted average common shares outstanding Basic and diluted shares	521,175	521,175	521,175	521,175

Anti-dilutive shares excluded from per share calculation	410,695	442,949	410,695	442,949

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

No options were vested during the nine months ended September 30, 2025. 10,000 options were vested during the nine months ended September 30, 2024 for two employees. The expense for the options was $6,291.

A summary of all stock option activity for the nine months ended September 30, 2025 and September 30, 2024 follows:

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2024	110,209	$2.67
Expired	(11,604)	5.68

Outstanding at September 30, 2025	98,605	$2.32	1.9 years	$0.00

At September 30, 2025- vested or expected to vest	98,605	$2.32	1.9 years	$0.00

Exercisable	98,605	$2.32	1.9 years	$0.00

	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
Outstanding at December 31, 2023	157,631	$3.23
Expired	(22,750)	5.63

Outstanding at September 30, 2024	134,881	$2.85	2.5 years	$0.00

At September 30, 2024- vested or expected to vest	134,881	$2.85	2.5 years	$0.00

Exercisable	134,881	$2.85	2.5 years	$0.00

There were no warrant issuances, exercises, expirations, or other changes during the three and nine months ended September 30, 2025. The warrants outstanding as of September 30, 2025 are unchanged from those disclosed in the Company’s Annual Report on Form 10 K for the year ended December 31, 2024.

Note 11. Lease

Beginning on June 1, 2022, the Company leases its headquarters facility under an operating lease agreement that expires on May 31, 2029.

On January 9, 2024, the Company partially terminated the lease agreement. The lease reduced the rentable square footage from 7,194 square feet to 3,400 square feet.

Rent due is $5,052 per month from February 1, 2024 to June 30, 2024, the subsequent annual lease amount was $61,778 for the period from July 1, 2024 to June 30, 2025, and increases by 2.0% annually thereafter.

Upon entering the lease amendment, the Company adjusted the right-of-use asset from $555,149 to $280,520 and the lease liability from $565,828 to $275,850 in the three months ended March 31, 2024. As a result of this adjustment, a non-operating gain of $15,350 was recorded.

Supplemental balance sheet information related to the lease on September 30, 2025 and December 31, 2024 is as follows:

		September 30,	December 31,
Description	Classification	2025	2024
Right of Use Asset Lease, net	Other assets (non-current)	$204,969	$240,128

Operating Lease liability Short-term	Accrued liabilities	48,651	44,977
Operating Lease liability Long-term	Other long-term liabilities	156,695	193,641
Total operating lease liability		$205,346	$238,618

Discount rate operating lease		8.00%	8.00%

Note 12. Related Party Assets and Debt

As of September 30 2025, the Company had the following other assets - related‑parties:

	Other current assets
Related Party	9/30/2025	12/31/2024
CEO	137,930	86,602
President	7,139	(18,860)
Total	145,069	67,742

As of September 30, 2025, the Company had the following related‑party debt outstanding:

		Principal Outstanding
Related Party	Instrument	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Chief Executive Officer	Convertible Note	$146,300	$146,300	6.0%	1/1/2024
President	Convertible Note	25,000	25,000	6.0%	6/30/2023
President	Line of Credit	90,000	90,000	7.0%	7/31/2023
President	Demand Note	25,000	25,000	6.0%	Demand
President	Demand Note	12,000	12,000	6.0%	Demand
Chief Executive Officer	Demand Note	12,000	12,000	6.0%	Demand
Board Member	Note Payable	328,000	328,000	6.0%	1/1/2024
Board Member	Note Payable	40,000	40,000	6.0%	1/1/2023
Relative of Executive	Note Payable	1,867,748	1,897,510	8.0%	8/5/2028
Relative of Executive	Line of Credit	499,000	499,000	7.5%	8/31/2028
Relative of Executive	Line of Credit	70,000	70,000	6.0%	1/1/23
Vice President	Demand Note	50,000	50,000	6.0%	Demand

Included in accrued interest payable at September 30, 2025 are amounts due to related parties of approximately $614,000, ($487,000 at December 31, 2024).

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

As of September 30, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its financial position, results of operations, or cash flows. No accrual for loss contingencies has been recorded.

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

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the 3 and 9 months ended September 30, 2025 and 2024:

	For the 3 months ended September 30,		For the 9 months ended September 30,
	2025	2024	2025	2024

Sales	834,371	1,635,958	3,835,938	4,842,422
Less (a):
Employee expenses (b)	888,559	1,322,166	3,285,013	3,978,830
Software and equipment	189,749	190,276	556,675	590,508
Sales and marketing expenses (c)	80,899	212,463	302,950	420,695
Other professional services (d)	43,232	97,059	212,543	250,330
Other operating expenses (e)	132,527	76,226	311,704	246,195
Loss from operations	(500,295)	(262,232)	(832,947)	(644,136)

Reconciliation to net income
Other income (f)	-	71,736	-	87,086
Interest income (expense), net	(169,239)	(196,802)	(484,957)	(671,028)
Reconciliation to net income	(669,534)	(387,298)	(1,317,904)	(1,228,078)

(a)	The significant expense categories align with the information provided to the CODM.
(b)	Employee expenses include salaries, benefits and commissions
(c)	Sales and marketing expenses include sales, marketing and partner commission expenses.
(d)	Other professional services include legal and accounting expenses.
(e)	Other operating expenses include depreciation and amortization expenses, fees and other taxes, rent and other expenses.

Other income from the nine months ended September 30, 2024 represents other income due to a partial termination of the lease adjustment of $15,350, gain on extinguishment of debt of $51,736, and the gain from the write-off of a liability of $20,000.

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

Historically, a significant portion of our revenues has been derived through our managed support services, however, we believe our cybersecurity SaaS solutions, including Nodeware, present an opportunity for significant growth. We believe that Nodeware’s ability to be deployed across a wide variety of networks and the ability to integrate it into existing and new cybersecurity solutions, will allow us to significantly grow this segment of our business. Similarly, we believe Nodeware’s SaaS recurring revenue business model and its flexibility as a standalone or integrated solution makes it an attractive part of our channel partners’ portfolio of products. Accordingly, in 2024 and 2025, we made significant investments in IGI and Nodeware, Inc. sales and marketing to grow our team of cybersecurity sales and technical consultants. As a result, we believe we are seeing the pipeline growth expected from focused efforts, which we anticipate will convert to revenue growth in 2026.

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

In May 2016, we filed a provisional patent application for our proprietary product, Nodeware, and launched it commercially in November 2016. In May 2017, we filed a utility patent application for Nodeware: U.S. Patent No. 10,999,307, was issued on May 4, 2021, for NETWORK ASSESSMENT SYSTEMS AND METHODS THEREOF U.S. Patent Application Serial No. 15/600,297, filed May 19, 2017, claiming priority of U.S. Provisional Patent Application Serial No. 62/338,904, filed May 19, 2016. The patent will remain in effect for twenty years from the filing date of May 19, 2017, subject to payment of maintenance fees. Therefore, the expiration date of the subject patent is May 19, 2037.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following tables compare our statements of operations data for the three and nine months ended September 30, 2025 and 2024. The trends suggested by this table are not indicative of future operating results.

	Three Months Ended September 30,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2025	Sales	2024	Sales	Change	(Decrease)

Sales	$834,671	100.0%	$1,635,958	100.0%	$(801,287)	(49.0)%
Cost of sales	534,170	64.0	944,914	57.8	(410,744)	(43.5)
Gross profit	300,501	36.0	691,044	42.2%	(390,543)	(56.5)
General and administrative	372,171	44.6	453,407	27.7	(81,236)	(17.9)
Selling	428,625	51.4	499,869	30.6	(71,244)	(14.3)
Total cost and expenses	800,796	95.9	953,276	58.3	(152,480)	(16.0)

Operating loss	(500,295)	(59.9)	(262,232)	(16.0)	(238,063)	(90.8)
Interest expense (net)	(169,238)	(20.3)	(196,802)	(12.0)	27,564	14.0
Other income	-	-	71,736	4.4	(71,736)	-
Net loss	$(669,533)	(80.2)%	$(387,298)	(23.7)%	$(282,235)	(72.9)%

Net loss per share - basic and diluted	$(1.28)		$(0.74)		$(0.54)

	Nine Months Ended September 30,
					2024 vs 2023
		As a % of		As a % of	Amount of	% Increase
	2025	Sales	2024	Sales	Change	(Decrease)

Sales	$3,835,938	100.0%	$4,842,422	100.0%	$(1,006,484)	(20.8)%
Cost of sales	2,175,742	56.7	2,842,848	58.7	(667,106)	(23.5)
Gross profit	1,660,196	43.3	1,999,574	41.3%	(339,378)	(17.0)
General and administrative	1,236,464	32.2	1,349,433	27.9	(112,969)	(8.4)
Selling	1,256,679	32.8	1,294,277	26.7	(37,598)	(2.9)
Total cost and expenses	2,493,143	65.0	2,643,710	54.6	(150,567)	(5.7)

Operating loss	(832,947)	(21.7)	(644,136)	(13.3)	(188,811)	(29.3)
Interest expense (net)	(484,957)	(12.6)	(671,028)	(13.9)	186,071	27.7
Other Income	-	-	87,086	1.8	(87,086)	-
Net loss	$(1,317,904)	(34.4)%	$(1,228,078)	(25.4)%	$(89,826)	(7.3)%

Net loss per share - basic and diluted	$(2.53)		$(2.36)		$(0.17)

Sales

Our managed support service sales decreased by 73% from $1,113,968 during the three months ended September 30, 2024 to $302,323 during the corresponding period of 2025. For the nine month period ended September 30, managed support service sales decreased 35% from $3,268,608 in 2024, to $2,132,550 for the same period in 2025. Managed support service sales comprised approximately 36% of our sales during the three months ended September 30, 2025, and approximately 68% for the same period in 2024. For the nine months ended September 30, managed support service sales comprised approximately 56% of sales in 2025, and 67% for the same period in 2024. The change in our managed support service sales during the three and nine months ended September 30, 2025 was due to the managed support service/ASM contract was cancelled by Peraton for convenience during the second quarter of 2025. On May 8, 2025, we received a request in writing to answer an RFP that would retain certain employees of the Company that previously provided service under the ASM contract and would move the Company to a time and materials subcontract with Peraton serving the US government agency.

During April and May 2025, we executed layoffs constituting a material reduction in the workforce because of this change. We received task orders and executed time and materials subcontracts with Peraton to retain certain employees serving the US Government agency.

Our cybersecurity projects revenue decreased by 13%, from $189,391 for the three months ended September 30, 2024, to $165,525 for the same period ended September 30, 2025. For the nine months ended September 30, 2025, cybersecurity projects increased 2% to $609,809 from $598,332 in the same prior year period. These changes were due to timing of engagements in 2025.

Software sales, which includes the selling of licenses of Nodeware and third-party software Webroot, increased by 10% from the three months ended September 30, 2024 to the same period in 2025. Sales for the period in 2024 were $332,599 and increased by $34,224 to $366,823 for the same period in 2025. For the nine months ended September 30, 2024 and 2025, sales were $975,482and $1,093,579, respectively, for an increase of 12%. The increase was primarily attributable to improving sales of Nodeware and slightly offset by decreasing sales of Webroot. We have expended significant sales and marketing resources on Nodeware in 2024 and 2025, while concurrently diverting resources from Webroot. We expect this trend to continue throughout 2025 and 2026 as we focus our resources on Nodeware.

Cost of Sales and Gross Profit

Cost of sales principally represents compensation expense for our employees of our managed support services and cybersecurity projects teams. Cost of sales decreased by 57% to $534,170 during the three months ended September 30, 2025 from $944,914 during the corresponding period of 2024. For the nine month periods ended September 30, 2024 and 2025, cost of sales decreased from $2,842,848 in 2024 to $2,175,742 in 2025; a decrease of 23%. The decrease in cost of sales during the three and nine months ended September 30, 2025 from 2024 was primarily due to a decrease in payroll and benefits of salaried employees who support our managed services as noted above.

Our gross profit decreased by $390,543 for the three months ended September 30, 2024 to 2025, from $691,044 to $300,501. For the nine months ended September 30, 2025, gross profit of $1,660,196 represents a 17% decrease in gross profits for the same period in 2024 of $1,999,574. The decrease was due to the combination of decreased sales offset by the decrease in salary and benefits previously referenced above.

General and Administrative Expenses

General and administrative expenses include corporate overhead such as compensation and benefits for executive, administrative and finance personnel, rent, insurance, professional fees, travel, and office expenses. General and administrative expenses of $453,407 for the three months ended September 30, 2025 decreased approximately 27% from $620,180 for the same quarter of 2024. For the nine months ended September 30, 2025, general and administrative expenses were $1,349,433, down from $1,617,002 for the same period in 2024. The decrease was primarily due to the reduction in salaries and benefits in addition to lower rent due to downsizing the office space and marketing spending, with total year to date expenses in those categories down approximately $166,000 for the comparative nine month periods.

Selling Expenses

Selling expenses of $428,625 for the three months ended September 30, 2025 decreased approximately 18% from $499,869 for the same quarter of 2024. For the nine months ended September 30, 2025, selling expenses were $1,256,679; a decrease of 3% from $1,294,277 for the same period in 2024. For the three month period, approximately $114,000 of the decrease was due to reductions in number of trade shows attended offset by increases in salaries and benefits of approximately $20,000. For the nine month period, approximately $110,000 of the decrease was due to a decrease in marketing and trade show spending offset by increases in staffing and related benefits of approximately $34,000.

Operating Loss

For the three months ended September 30, 2025 and September 30, 2024, operating loss was $500,295 and $262,232, respectively, for an increase in the loss by $238,063. For the nine months ended September 30, 2025 and September 30, 2024, the operating loss was $832,947 and $644,136, respectively. The increase in our operating loss from the previous year is principally attributable to the reduction in managed services revenue, offset by reduction of trade shows, as referenced above.

Interest Expense

Net interest expense of $169,238 for the three months ended September 30, 2025 decreased significantly from expense of $196,802 for the same quarter of 2024. For the nine months ended September 30, 2025, net interest expense of $484,957 represents a decrease of $671,028 from the same period in 2024. The decrease in interest expense is primarily attributable to the MCA loans entered into during late 2023 and the first quarter of 2024 that were paid off in late 2024.

Other Income

For the three months ended September 30, 2024, other income included gain on the extinguishment of debts in the amount of $71,736. For the nine months ended September 30, 2024, other income included $15,350 was for the partial termination of the lease agreement for the corporate office in addition to the gain on the extinguishment of debts.

Net Loss

For the three months ended September 30, 2025, net loss was $669,533. For the same period in 2024, we showed a net loss of $387,298. For the nine months ended September 30, 2025 and September 30, 2024, the net loss was $1,317,904 and $1,228,078, respectively. The primary reasons for this approximate $282,000 increase in loss in the three month period was due to the reduction in managed services revenue. For the nine month period, the primary reason for the increase in loss was due to the reduction in managed services revenue offset by controlling spending.

Liquidity and Capital Resources

At September 30, 2025, we had cash of $38,776 available for working capital needs and planned capital asset expenditures. At September 30, 2025, we had a working capital deficit of approximately $10.5 million and a current ratio of 0.05.

During 2025, our primary source of liquidity is cash provided by collections of accounts receivable and our factoring line of credit. We maintain an accounts receivable financing line of credit with an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain of our on-going costs and expenses. At September 30, 2025, based on eligible accounts receivable, we had $23,000 available under this arrangement. We pay fees based on the length of time that the invoice remains unpaid.

We entered into four loan agreements and a revised financing arrangement during the nine month period ended September 30, 2025.

On March 10, 2025, we received funding from a loan agreement with Stripe and Celtic Bank. The loan amount was $241,500 plus a fixed fee of $23,667. The repayment amount of $265,167 will be repaid at a repayment rate of 30% of our receivables automatically withheld by Stripe. There is no financing percentage. The repayment start date was March 17, 2025, with a minimum payment amount of $29,463 over every 60-day period. The final repayment date is September 8, 2026, if the total repayment amount is not paid as of that date. This loan agreement also eliminates the remaining balance of $30,090 from the previous Stripe loan dated June 4, 2024, as the remaining balance was rolled into this new loan. The amount outstanding at September 30, 2025 is $110,013. This amount is included in the current notes payable to third parties

On August 15, 2025, the Company received funding from Business Loan and Security Agreement with WebBank. The funding provided was $150,000 with a fixed fee of $3,000. A payment plan of $2,558 per week for 78 weeks effective August 21, 2025. The effective interest rate of the agreement is 42.6%.

On September 23, 2025, the Company received funding from a business installment loan with OnDeck Capital, LLC. The funding provided was $200,000 with a fixed fee of $5,000. A payment plan of $3,844 per week for 78 weeks effective September 30, 2025. The effective interest rate of the agreement is 61.6%.

At September 30, 2025, we had current notes payable of $139,000 to related parties. $40,000 of this debt was due on January 1, 2023, and is currently in default. The remaining $99,000 are in the form of demand notes with an interest rate of 6%.

At September 30, 2025, we have current notes payable of approximately $1,777,000 to third parties, which includes convertible notes payable of approximately $150,000. Also included is $12,500 in principal amount of a note payable due on June 30, 2016 which has not been paid and is in default. This note was issued in payment of software we purchased in February 2016 and secured by a security interest in the software. To date, the holder has not taken any action to collect the amount past due on this note or to enforce the security interest in the software. The Company has accrued interest on these notes of approximately $257,000 as of September 30, 2025.

Also included in the current notes payable to third parties at September 30, 2025, are five bridge loans with Mast Hill Fund, L.P., for an aggregate principal amount of $1,511,801. The bridge loans were entered into on November 3, 2021, February 15, 2022, May 27, 2022, November 23, 2022, and February 2, 2023, with maturity dates of November 3, 2022, February 15, 2023, May 27, 2023, November 23, 2023, and February 2, 2024, respectively. All five loans bear interest at an original rate of 8%. Since these loans are in default, the interest rate is 12%. We used the proceeds from the bridge loans to substantially enhance our marketing of Nodeware, Inc.’s Nodeware solution, in order to significantly increase its growth.

During the first nine months of 2025, approximately $24,000 was recorded as deferred note costs. At September 30, 2025, the unamortized balance of the deferred note costs for all notes payable to third parties was approximately $7,000. See Notes 5 and 6 of the 2024 Audited Financial Statements for more information.

We entered into unsecured lines of credit financing agreements (the “LOC Agreements”) with two related parties in previous years. The LOC Agreements provide for working capital of up to $100,000 through July 31, 2022 and $75,000 through January 2, 2023, both of which have expired. At September 30, 2024, we had approximately $15,000 of availability under the LOC Agreements.

During 2021, we issued demand notes to three board members for $79,000 in total. The demand notes bear a 6% interest rate. The amount outstanding as of September 30, 2025 is $49,000.

We have approximately $1,124,000 of current maturities of long-term obligations to third parties. This is comprised of various notes including long-term notes to third parties of $265,000 due on January 1, 2018 (plus accrued interest of approximately $320,000) which is in default, approximately $284,000 due on January 1, 2024 which is in default, approximately $116,000 due August 24, 2024 which is in default, $250,000 that was due September 30, 2025 and is in default, approximately $94,000 due in the next 12 months on an 18 month loan agreement ending on February 2027, and approximately $115,000 due in the next 12 months on an 18 month loan agreement ending on March 23, 2027.

At September 30, 2025, we have $1,693,000 of current maturities of long-term obligations to related parties. $70,000 was due on January 1, 2023 which is in default, $25,000 was due June 30, 2023 which is in default, $90,000 was due on July 31, 2023 which is in default, $474,300 is due January 1, 2024 which is in default, 499,000 is due August 31, 2026 and $535,117 due before September 30, 2026.

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

The following table sets forth our cash flow information for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(273,570)	$(702,685)
Net cash used in investing activities	(172,181)	(149,708)
Net cash provided by financing activities	315,590	849,401
Net decrease in cash	$(130,161)	$(2,992)

Cash Flows Used in Operating Activities

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill our clients weekly or monthly after services are performed as well as collect down payments depending on the contract terms. Our net loss of $1,317,904 for the nine months ended September 30, 2025 was offset by non-cash expenses and credits of $183,775. In addition, our net loss was increased by an decrease in accounts receivable and other assets of $167,652 and offset by increases in accounts payable and other expenses payable of $882,907 and a decrease in deferred revenue and accrued payroll of $190,000 resulting in cash used in operating activities of $273,570.

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

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, we incurred capital expenditures of $172,181 for software development labor for the enhancements to Nodeware. We expect to continue to invest in computer hardware and software to update our technology to support the growth of our business. We do not anticipate our continued investment to be significant in these two categories.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2025, we received $591,500 from various debt products, including a business loan and security agreement with WebBank for $150,000 which is paid in 78 weekly installments, a business loan and security agreement with ODK Capital, LLC for $200,000 payable over 78 weeks, and a restructured loan with Celtic Bank for $241,500. We paid the principal of $244,521 on notes payable, and $29,763 of related party short term debt.

Credit Resources

We maintain an accounts receivable financing line of credit from an independent financial institution that allows us to sell selected accounts receivable invoices to the financial institution with full recourse against us in the amount of $2,000,000, including a sublimit for one major client of $1,500,000. This provides us with the cash needed to finance certain costs and expenses. At September 30, 2025, we had financing availability, based on eligible accounts receivable, of approximately $37,000 under this line. We pay fees based on the length of time that the invoice remains unpaid. We also have approximately $16,000 of available credit under various lines of credit as of September 30, 2025.

During May 2019, we originated a line of credit note payable for a $500,000 with a related party and borrowed $499,000 and have $1,000 available to borrow for working capital. This agreement matures in August 2026.

During 2017, we originated two lines of credit with related parties totaling $175,000. At September 30, 2025, we had $15,000 available under these financing agreements which matured in January 2023 and July 2023, respectively.

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

During the nine months ended September 30, 2025, no warrants were exercised.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible notes to third parties of $150,000 due on December 31, 2016. The accrued interest on these notes is approximately $143,000 at September 30, 2025.

The Company is in default on long-term notes to third parties of $265,000 due on January 1, 2018. The accrued interest on these notes is approximately $320,000 at September 30, 2025.

The Company is in default on a note payable to third parties of $355,000 due on December 31, 2022. The accrued interest on the note is approximately $228,000 at September 30, 2025.

The Company is in default on a note payable to third parties of $566,000 due on March 22, 2023. The accrued interest on the note is approximately $321,000 at September 30, 2025.

The Company is in default on a note payable to third parties of $118,000 due on June 3, 2023. The accrued interest on the note is approximately $63,000 at September 30, 2025.

The Company is in default on a note payable to third parties of $213,772 due on July 15, 2023. The accrued interest on the note is approximately $147,000 at September 30, 2025.

The Company is in default on a note payable to third parties of $259,029 due on November 3, 2022. The accrued interest on the note is approximately $164,000 at September 30, 2025.

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

